Form 10-Q
period 2008-07-31
UNIVERSAL HOLDINGS INC
filed 2008-09-23
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Universal Holdings, Inc.
 (Exact name of registrant as specified in Charter)

NEVADA	333-152571
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

PO Box 8851, Rocky Mount, NC 27804
 (Address of Principal Executive Offices)
 _______________

     (252) 407-7782
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 22, 2008:  7,099,000 shares of Common Stock.

Universal Holdings, Inc.

FORM 10-Q
July 31, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2008 (UNAUDITED) AND APRIL 30, 2008

PAGE	2	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JULY 31, 2008(UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JULY 31, 2008 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JULY 31, 2008 (UNAUDITED)

PAGES	5- 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	July 31, 2008	April 30, 2008
	(Unaudited)

Current Assets
Cash	$75,115	$139,838
Inventory	30,000	-
Total Current Assets	105,115	139,838

Other Assets
Intangible Asset, net	58,613	60,000
Total Other Assets	58,613	60,000

Total Assets	$163,728	$199,838

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,936	$12,500
Total Liabilities	3,936	12,500

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and	-	-
outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,099,000 and 6,999,000
issued and outstanding, respectively	710	700
Additional paid-in capital	212,440	203,200
Deficit accumulated during the development stage	(53,358)	(16,562)

Total Stockholders' Equity	159,792	187,338

Total Liabilities and Stockholders' Equity	$163,728	$199,838

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended	For the period from August 31, 2007
	July 31, 2008	(inception) to July 31, 2008

Operating Expenses
Professional fees	$33,503	$46,003
General and administrative	3,293	7,355
Total Operating Expenses	36,796	53,358

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(36,796)	(53,358)

Provision for Income Taxes	-	-

NET LOSS	$(36,796)	$(53,358)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	7,084,714	5,880,588

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Period from August 31, 2007 (Inception) to July 31, 2008
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance August 31, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001/Sh)	-	-	1,000,000	100	-	-	100

Common stock issued for cash ($0.10/Sh)	-	-	1,999,000	200	199,700	-	199,900

In kind contribution of services	-	-	-	-	3,500	-	3,500

Net loss for the period August 31, 2007 (inception) to April 30, 2008	-	-	-	-	-	(16,562)	(16,562)

Balance, April 30, 2008	-	-	6,999,000	700	203,200	(16,562)	187,338

Common stock issued for cash ($0.10/Sh)	-	-	100,000	10	9,990	-	10,000

In kind contribution of services	-	-	-	-	1,300	-	1,300

Stock offering costs	-	-	-	-	(2,050)	-	(2,050)

Net loss, for the peirod ended July 31, 2008	-	-	-	-	-	(36,796)	(36,796)

Balance, July 31, 2008	-	$-	7,099,000	$710	$212,440	$(53,358)	$159,792

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Period From August 31, 2007
	July 31, 2008	(Inception) to July 31, 2008

Cash Flows Used In Operating Activities:
Net Loss	$(36,796)	$(53,358)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	400
In-kind contribution of services	1,300	4,800
Amortization expense	1,387	1,387
Changes in operating assets and liabilities:
Increase in inventory	(30,000)	(30,000)
Increase/(Decrease) in accounts payable and accrued expenses	(8,564)	3,936
Net Cash Used In Operating Activities	(72,673)	(72,835)

Cash Flows From Investing Activities:
Payment for intellectual property rights	-	(60,000)
Net Cash Used In Investing Activities	-	(60,000)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	7,950	207,950
Net Cash Provided by Financing Activities	7,950	207,950

Net Increase/(Decrease) in Cash	(64,723)	75,115

Cash at Beginning of Period	139,838	-

Cash at End of Period	$75,115	$75,115

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

Universal Holdings, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on August 31, 2007.  Universal Holdings, Inc. is planning to manufacture, import, market and distribute a patented automotive maintenance and repair mechanism known as the Turn-Key Tool TM.    Activities during the development stage include developing the business plan and raising capital.

(B) Principles of Consolidation

The accompanying 2008 consolidated financial statements include the accounts of Universal Holdings, Inc. from August 31, 2007 (inception) and its 100% owned subsidiary Universal Product Marketing, Inc.  All inter-company accounts have been eliminated in the consolidation (See Note 4(C)).

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2008, the Company had no cash equivalents.

(E) Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. As of July 31, 2008, finished goods inventory was $30,000.  Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

(F) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In accordance with Statement of Financial Statements (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the period from August 31, 2007 (inception) to July 31, 2008.

(G) Intangible Assets

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2008 there were no common share equivalents outstanding.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008
(UNAUDITED)

(I) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the product is delivered and collectibility of the resulting receivable is reasonably assured.

(L) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial GuaranteeInsurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists inpractice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2                      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $53,358.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	INTANGIBLE ASSETS

Intangible assets consist of a patent for the turn key tools:

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008
(UNAUDITED)

	July 31, 2008	April 30, 2008
	(Unaudited)

Patent	$60,000	$60,000
Less accumulated amortization	(1,387)	-

Net	$58,613	$60,000

The patent was acquired on March 17, 2008 at which point the patent had a remaining life of approximately 16 years.  Amortization expense of $1,387 was record as of July 31, 2008.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the period ended July 31, 2008, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share) and paid offering costs of $2,050 for total net proceeds of $7,950.

For the period from August 31, 2007 (inception) through April 30, 2008, the Company issued 1,999,000 shares of common stock for $199,900 ($0.10/share).

On September 14, 2007, the Company issued 1,000,000 founder shares of common stock for $100 ($0.0001/share).

(B) In-Kind Contribution of Services

For the period ended July 31, 2008, the shareholder of the Company contributed services having a fair value of $1,300 (See Note 5).

For the year ended April 30, 2008, the shareholder of the Company contributed services having a fair value of $3,500. (See Note 5)

(C) Acquisition Agreement

On September 13, 2007, Universal Holdings, Inc. consummated an agreement with Universal Product Marketing, Inc., pursuant to which Universal Product Marketing, Inc. exchanged all of its members’ interest for 4,000,000 shares or approximately 100% of the common stock of Universal Holdings, Inc.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008
(UNAUDITED)

NOTE 5                      RELATED PARTY TRANSACTIONS

For the period ended July 31, 2008, the shareholder of the Company contributed services having a fair value of $1,300 (See Note 4(B)).

For the year ended April 30, 2008, the shareholder of the Company contributed services having a fair value of $3,500 (See Note 4(B)).

NOTE 6                      COMMITMENT

On April 14, 2008, the Company entered into a consulting agreement which provides for administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning May 1, 2008.  The agreement will remain in effect unless either party desires to cancel the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

We have begun limited operations, and we require outside capital to implement our business model.

1.                 We believe we can begin to implement our business plan to prioritize the 7 market initiatives.

2.                 All business functions will be coordinated and managed by the founder of our company and consultants to the founder, including facilitating distribution contracts, organizing the 7 selling initiatives and assisting in targeted marketing implementation.

3.                 We intend to support these marketing by the development of high-quality marketing materials; a wide spread public relations and advertising program and an attractive and informative trade and consumer friendly Web site, www.Turnkeytool.com.

4.                 Within 120 days of the initiation of its distribution and marketing campaign, we believe that we will begin to generate expanded revenues from its targeted distribution approach.

Our goal is to commence  generating sales revenues from our new product distribution and sales programs by the end of the fiscal year.

If we are unable to generate sufficient distribution partners and/or customers, we may have to reduce, suspend or cease its efforts.  If our company is forced to cease its previously stated efforts, we do not have plans to pursue other business opportunities.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that it will be able to expand our business through an increased investment in increased production and/ or marketing efforts. We cannot guarantee that the expansion efforts described in this quarterly report will be successful.  The business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of the product and/or our distribution and sales methods.

Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding its operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from August 31, 2007 (inception), to July 31, 2008 we had no revenue. Expenses for the period totaled $36,796 resulting in a loss of $36,796. Expenses of $36,796 for the period consisted of $33,503 for Professional fees, and $3,293 for general and administrative expenses.

Liquidity and Capital Resources

As of July 31, 2008, we had $75,115 in cash.

We believe we can satisfy our cash requirements for the next twelve months with our current cash. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements.

We have adopted the following accounting standards. While all of these significant accounting policies impact our financial condition, our views of these policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report:

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

In accordance with Statement of Financial Statements (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the product is delivered and collectibility of the resulting receivable is reasonably assured.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Holdings, Inc.

Date: September 22, 2008	By:	/s/ Lanny M. Roof
Lanny M. Roof
CPA/CEO, President and Treasurer
	By:	/s/ Judith Lee
Judith Lee
Secretary