Form 10-Q
period 2008-10-31
UNIVERSAL HOLDINGS INC
filed 2008-12-11
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 8, 2008:  7,099,000 shares of Common Stock.

Universal Holdings, Inc.

FORM 10-Q
October 31, 2008
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

SIGNATURE

Item 1. Financial Information

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2008 (UNAUDITED) AND APRIL 30, 2008

PAGE	2
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO OCTOBER 31, 2007 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO OCTOBER 31, 2008 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO OCTOBER 31, 2008 (UNAUDITED)

PAGE	4
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO OCTOBER 31, 2007 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO OCTOBER 31, 2008  (UNAUDITED)

PAGES	5- 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	October 31, 2008	April 30, 2008
	(Unaudited)

Current Assets
Cash	$35,089	$139,838
Inventory	30,000	-
Total Current Assets	65,089	139,838

Other Assets
Intangible Asset, net	57,678	60,000
Total Other Assets	57,678	60,000

Total Assets	$122,767	$199,838

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,870	$12,500
Total Liabilities	2,870	12,500

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and	-	-
outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,099,000 and 6,999,000
issued and outstanding, respectively	710	700
Additional paid-in capital	213,740	203,200
Deficit accumulated during the development stage	(94,553)	(16,562)

Total Stockholders' Equity	119,897	187,338

Total Liabilities and Stockholders' Equity	$122,767	$199,838

See accompanying notes to condensed consolidated unaudited financial statements.

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended	For the period from August 31, 2007(inception) to	For the Six Months Ended	For the period from August 31, 2007(inception) to
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2008

Operating Expenses
Professional fees	$30,810	$-	$64,313	$76,813
General and administrative	10,385	1,415	13,678	17,740
Total Operating Expenses	41,195	1,415	77,991	94,553

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(41,195)	(1,415)	(77,991)	(94,553)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(41,195)	$(1,415)	$(77,991)	$(94,553)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	7,099,000	3,923,115	7,091,896

See accompanying notes to condensed consolidated unaudited financial statements.

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Period from August 31, 2007 (Inception) to October 31, 2008
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance August 31, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001/Sh)	-	-	1,000,000	100	-	-	100

Common stock issued for cash ($0.10/Sh)	-	-	1,999,000	200	199,700	-	199,900

In kind contribution of services	-	-	-	-	3,500	-	3,500

Net loss for the period August 31, 2007 (inception) to April 30, 2008	-	-	-	-	-	(16,562)	(16,562)

Balance, April 30, 2008	-	-	6,999,000	700	203,200	(16,562)	187,338

Common stock issued for cash ($0.10/Sh)	-	-	100,000	10	9,990	-	10,000

In kind contribution of services	-	-	-	-	2,600	-	2,600

Stock offering costs	-	-	-	-	(2,050)	-	(2,050)

Net loss, for the peirod ended October 31, 2008	-	-	-	-	-	(77,991)	(77,991)

Balance, October 31, 2008	-	$-	7,099,000	$710	$213,740	$(94,553)	$119,897

See accompanying notes to condensed consolidated unaudited financial statements.

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flow
(Unaudited)

	For the Six Months Ended	For the Period From August 31, 2007 (Inception) to	For the Period From August 31, 2007 (Inception) to
	October 31, 2008	October 31, 2007	October 31, 2008

Cash Flows Used In Operating Activities:
Net Loss	$(77,991)	$(1,415)	$(94,553)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	400	400
In-kind contribution of services	2,600	900	6,100
Amortization expense	2,322	-	2,322
Changes in operating assets and liabilities:
Increase in inventory	(30,000)	-	(30,000)
Increase/(Decrease) in accounts payable and accrued expenses	(9,630)	-	2,870
Net Cash Used In Operating Activities	(112,699)	(115)	(112,861)

Cash Flows From Investing Activities:
Payment for intellectual property rights	-	-	(60,000)
Net Cash Used In Investing Activities	-	-	(60,000)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	7,950	15,600	207,950
Net Cash Provided by Financing Activities	7,950	15,600	207,950

Net Increase/(Decrease) in Cash	(104,749)	15,485	35,089

Cash at Beginning of Period	139,838	-	-

Cash at End of Period	$35,089	$15,485	$35,089

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
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

(B) Principles of Consolidation

The accompanying 2008 and 2007 consolidated financial statements include the accounts of Universal Holdings, Inc. from August 31, 2007 (inception) and its 100% owned subsidiary Universal Product Marketing, Inc.  All inter-company accounts have been eliminated in the consolidation (See Note 4(C)).

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

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2008 and April 30, 2008, the Company had no cash equivalents.

(E) Inventory

 Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. As of October 31, 2008 finished goods inventory is $30,000.  Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

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

There were no impairment losses recorded during the period from August 31, 2007 (inception) to October 31, 2008.

(G) Intangible Assets

 In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2008 and 2007 there were no common share equivalents outstanding.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
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
AS OF OCTOBER 31, 2008
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

NOTE 2   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss since inception of $94,553, and used cash flow in operations of $112,861.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3   INTANGIBLE ASSETS

Intangible assets consist of a patent for the turn key tools:

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
(UNAUDITED)

	October 31, 2008	April 30, 2008
	(Unaudited)

Patent	$60,000	$60,000
Less accumulated amortization	(2,322)	-

Net	$57,678	$60,000

The patent was acquired on March 17, 2008 at which point the patent had a remaining life of approximately 16 years.  Amortization expense of $2,322 was record as of October 31, 2008.

NOTE  4  STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the six months ended October 31, 2008, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share) and paid offering costs of $2,050 for total net proceeds of $7,950.

For the period from August 31, 2007 (inception) through April 30, 2008, the Company issued 1,999,000 shares of common stock for $199,900 ($0.10/share).

On September 14, 2007 the Company issued 1,000,000 founder shares of common stock for $100 ($0.0001/share).

(B) In-Kind Contribution of Services

For the six months ended October 31, 2008 the shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

For the year ended April 30, 2008 the shareholder of the Company contributed services having a fair value of $3,500. (See Note 5)

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

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
(UNAUDITED)

NOTE 5   RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2008 the shareholder of the Company contributed services having a fair value of $2,600 (See Note 4(B)).

For the year ended April 30, 2008 the shareholder of the Company contributed services having a fair value of $3,500 (See Note 4(B)).

NOTE 6   COMMITMENT

On April 14, 2008 the Company entered into a consulting agreement which provides for administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning May 1, 2008.  The agreement will remain in effect unless either party desires to cancel the agreement.

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

Results of Operations

For the period from August 31, 2007 (inception), to October 31, 2008 we had no revenue. Expenses for the period totaled $94,553 resulting in a loss of $94,553. Expenses of $94,553 for the period consisted of $76,813 for Professional fees, and $17,740 for general and administrative expenses.

Liquidity and Capital Resources

As of October 31, 2008, we had $35,089 in cash.

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

Universal Holdings, Inc.

Date: December 11, 2008	By:	/s/ Lanny M. Roof
Lanny M. Roof
CPA/CEO, President and Treasurer

	By:	/s/ Judith Lee
Judith Lee
Secretary