Form 10-Q
period 2009-01-31
UNIVERSAL HOLDINGS INC
filed 2009-03-10
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 10, 2009:  7,099,000 shares of Common Stock.

Universal Holdings, Inc.

FORM 10-Q
January 31, 2008
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

SIGNATURE

Item 1. Financial Information

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2009 (UNAUDITED) AND APRIL 30, 2008

PAGE	2
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 AND FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JANUARY 31, 2008 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JANUARY 31, 2009 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JANUARY 31, 2009 (UNAUDITED)

PAGE	4
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JANUARY 31, 2009 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JANUARY 31, 2009  (UNAUDITED)

PAGES	5- 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	January 31, 2009	April 30, 2008
	(Unaudited)

Current Assets
Cash	$9,172	$139,838
Inventory, net	30,000	-
Total Current Assets	39,172	139,838

Other Assets
Intangible Asset, net	56,743	60,000
Total Other Assets	56,743	60,000

Total Assets	$95,915	$199,838

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$850	$12,500
Total Liabilities	850	12,500

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and	-	-
outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,099,000 and 6,999,000
issued and outstanding, respectively	710	700
Additional paid-in capital	215,040	203,200
Deficit accumulated during the development stage	(120,685)	(16,562)

Total Stockholders' Equity	95,065	187,338

Total Liabilities and Stockholders' Equity	$95,915	$199,838

See accompanying notes to condense unaudited financial statements

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from August 31, 2007	For the period from August 31, 2007
	January 31, 2009	January 31, 2008	January 31, 2009	(inception) to January 31, 2008	(inception) to January 31, 2009

Operating Expenses
Professional fees	$23,428	$-	$87,741	$-	$100,241
General and administrative	2,704	1,300	16,382	2,715	20,444
Total Operating Expenses	26,132	1,300	104,123	2,715	120,685

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(26,132)	(1,300)	(104,123)	(2,715)	(120,685)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(26,132)	$(1,300)	$(104,123)	$(2,715)	$(120,685)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	7,099,000	5,350,473	7,094,273	4,780,118

See accompanying notes to condense unaudited financial statements

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Period from August 31, 2007 (Inception) to January 31, 2009
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance August 31, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001/Sh)	-	-	1,000,000	100	-	-	100

Common stock issued for cash ($0.10/Sh)	-	-	1,999,000	200	199,700	-	199,900

In kind contribution of services	-	-	-	-	3,500	-	3,500

Net loss for the period August 31, 2007 (inception) to April 30, 2008	-	-	-	-	-	(16,562)	(16,562)

Balance, April 30, 2008	-	-	6,999,000	700	203,200	(16,562)	187,338

Common stock issued for cash ($0.10/Sh)	-	-	100,000	10	9,990	-	10,000

In kind contribution of services	-	-	-	-	3,900	-	3,900

Stock offering costs	-	-	-	-	(2,050)	-	(2,050)

Net loss, for the nine month period ended January 31, 2009	-	-	-	-	-	(104,123)	(104,123)

Balance, January 31, 2009	-	$-	7,099,000	$710	$215,040	$(120,685)	$95,065

See accompanying notes to condense unaudited financial statements

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Period From August 31, 2007	For the Period From August 31, 2007
	January 31, 2009	(Inception) to January 31, 2008	(Inception) to January 31, 2009

Cash Flows Used In Operating Activities:
Net Loss	$(104,123)	$(2,715)	$(120,685)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	400	400
In-kind contribution of services	3,900	2,200	7,400
Amortization expense	3,257		3,257
Changes in operating assets and liabilities:
Increase in inventory	(30,000)	-	(30,000)
Increase/(Decrease) in accounts payable and accrued expenses	(11,650)	-	850
Net Cash Used In Operating Activities	(138,616)	(115)	(138,778)

Cash Flows From Investing Activities:
Payment for intellectual property rights	-	-	(60,000)
Net Cash Used In Investing Activities	-	-	(60,000)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	7,950	74,400	207,950
Net Cash Provided by Financing Activities	7,950	74,400	207,950

Net Increase/(Decrease) in Cash	(130,666)	74,285	9,172

Cash at Beginning of Period	139,838	-	-

Cash at End of Period	$9,172	$74,285	$9,172

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (10,000 shares)	$-	$1,000	$-

See accompanying notes to condense unaudited financial sstatements

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
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

Universal Holdings, Inc. and Subsidiary (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on August 31, 2007.  Universal Holdings, Inc. is planning to manufacture, import, market and distribute a patented automotive maintenance and repair mechanism known as the Turn-Key Tool TM.    Activities during the development stage include developing the business plan and raising capital.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Universal Holdings, Inc. from August 31, 2007 (inception) and its 100% owned subsidiary Universal Product Marketing, Inc.  All inter-company accounts have been eliminated in the consolidation (See Note 4(C)).

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

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2009 and April 30, 2008, the Company had no cash equivalents.

(E) Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. As of January 31, 2009 finished goods inventory is $30,000.  Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

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

There were no impairment losses recorded during the period from August 31, 2007 (inception) to January 31, 2009.

(G) Intangible Assets

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise

(H) Loss Per Share

Basic and diluted net loss per common share is computed base and 2008 upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2009 and 2008 there were no common share equivalents outstanding.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
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
AS OF JANUARY 31, 2009
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

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial GuaranteeInsurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists inpractice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $120,685.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	INTANGIBLE ASSETS

Intangible assets consist of a patent for the turn key tools:

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

	January 31, 2009	April 30, 2008
	(Unaudited)

Patent	$60,000	$60,000
Less accumulated amortization	(3,257)	-

Net	$56,743	$60,000

The patent was acquired on March 17, 2008 at which point the patent had a remaining life of approximately 16 years.  Amortization expense of $3,257 was record as of January 31, 2009.

NOTE  4 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the nine months ended January 31, 2009, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share) and paid offering costs of $2,050 for total net proceeds of $7,950.

For the period from August 31, 2007 (inception) through April 30, 2008, the Company issued 1,999,000 shares of common stock for $199,900 ($0.10/share).

On September 14, 2007 the Company issued 1,000,000 founder shares of common stock for $100 ($0.0001/share).

(B) In-Kind Contribution of Services

For the nine months ended January 31, 2009 the shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

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

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

NOTE 5  RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2009 the shareholder of the Company contributed services having a fair value of $3,900 (See Note 4(B)).

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

Results of Operations

For the period from August 31, 2007 (inception), to January 31, 2008 we had no revenue. Expenses for the period totaled $120,685 resulting in a loss of $120,685. Expenses of $120,685 for the period consisted of $100,241 for Professional fees, and $20,444 for general and administrative expenses.

Liquidity and Capital Resources

As of January 31, 2008, we had $9,172 in cash.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

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

Universal Holdings, Inc.

Date: March 10, 2009	By:	/s/ Lanny M. Roof
Lanny M. Roof
CPA/CEO, President and Treasurer

	By:	/s/ Judith Lee
Judith Lee
Secretary