Form 10-K
period 2009-06-30
UNIVERSAL HOLDINGS INC
filed 2009-07-24
CIK 1437557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-152571

UNIVERSAL HOLDINGS, INC.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 8851, Rocky Mount, NC	27804
(Address of principal executive offices)	(Zip Code)

     (252) 407-7782
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Revenues for year ended April 30, 2009: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 30, 2009, was: $0

Number of shares of the registrant’s common stock outstanding as of July 21, 2009 was: 7,099,000

Transitional Small Business Disclosure Format:     Yes ☒       No ☐

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

General

We were incorporated in August of 2007 in the State of Nevada. Our business office is located at PO Box 8851, Rocky Mount, NC 27804.  This location is also the warehousing facility for worldwide distribution of our products. Our main telephone number is 252-407-7784.  On September 13, 2007, we consummated an agreement with Universal Product Marketing, Inc., pursuant to which Universal Product Marketing, Inc. exchanged all of its shares for 4,000,000 shares of our common stock and Universal Products Marketing, Inc. became our wholly owned subsidiary.

We were incorporated to acquire, manufacture, import, market and sell, through its wholly-owned subsidiary (Universal Products Marketing, Inc.) a patented vehicular maintenance (time and money-saving) mechanical technology known as the Turn-Key Tool. The previous owners of this technology manufactured the product and began to test market the product in 2006. We will sell this product to end consumers in seven (7) ways, emphasizing strategic channel partners and resellers already established in these markets.

Currently, we lack sufficient capital to take advantage of opportunities to implement  our business model. Proceeds from this private placement will fund our new go-to-market strategy, which focuses on the seven initiatives set forth later in this Circular. The information contained herein related to our operations is forward looking.

Products.  We will offer high-quality Turn-Key Tool devices marketed to discriminating consumers under the brand name Turn-Key ToolTM.

Our product allows the elimination of extra personnel traditionally used to start and stop the car or truck engine and associated systems (electrical, etc.) during the performance of various maintenance and repair procedures. A full description of the product is included in Attachment A to this circular. The product is protected under U.S. Patent No: US 6,701,760 B1. In preliminary market testing and in the opinion of numerous car repair experts, Turn-Key Tool is a superior product that functions as described. Currently there are no similar or competitive products on the market.

Turn Key Patent.  Universal Product Marketing Co. (UPM) was a product development firm incorporated in 2002.  UPM filed for and received a US Patent (US 6,71,760 B1) for the Turn Key on March 9, 2004. Subsequently UPM contracted with Advanced Thermo Control, Ltd., the parent corporation of Advanced Technical Components, Inc. to manufacture the initial Turn Key Product.  Advanced Technical Components, Inc. is a manufacturer of mechanical devices that sources product from its plants in China.

Pursuant to the agreement. Advanced Technical Components, Inc. manufactured the initial Turn Key Product.  UPM sells the finished Turn Key product but had to retain Advanced Technical Components, Inc. to manufacture the product.   The agreement between UPM and Advanced Thermo Control, Ltd. was contracted through The WestWord Group LLC a product acquisition consultant.

In 2006 UPM was in serious financial difficulty and was unable to pursue their business plan.  Based upon same, the Nash Group entered into negotiations to acquire both the Turn Key Patent and all of the remaining initial product and inventory that had been manufactured by Advanced Technical Components, Inc. and owned by UPM in return for taking on the company debt of $125,000.  This transaction occurred in November of 2006 and subsequent to this transaction, UPM  folded and no longer exists.

In 2007 the Nash Group agreed to sell to us the Turn Key Patent and all remaining inventory as well as the rights to the name Universal Product Marketing.  We incorporated under Universal Holdings, Inc. in 2007 and we acquired the patent on March 17, 2008 and inventory on June 13, 2008. The Nash Group no longer has any claim to the patent or any inventory for the Turn Key product.     All products manufactured to date have been manufactured by Advanced Technical Components, Inc. through its plants in China.

All products manufactured have been paid for in full.  In the future we may use Advanced Technical Components, Inc. or another independent third party to manufacture our product on an as needed basis.  We do not have a current agreement with Advanced Technical Components, Inc., however, under the initial agreement, they can not use our patent to make this product for any other companies.

Our agreement for the patent is limited to a letter from The Nash Group indicating that it sold us the patent but does not identify specifically the patent or describe the terms of the sale.  Since the agreement is missing material terms such as the specific patent and the consideration paid for the deal it is possible that either party could attempt to void the agreement. Based on the relationships between the parties this is not anticipated, however, if this occurred we would have to renegotiate another agreement with them since this patent is a crucial part of our business.

Since some earlier engineering and materials adjustments, we have been generally pleased with the prices and product quality delivered by this manufacturer, we intend to source the manufacturing of its products more aggressively while maintaining the dependable and acceptable price arrangement it now enjoys.

MARKET SIZE AND INDUSTRY TRENDS

The US automotive auto care products market is projected to enjoy small, but increasing growth in market value. The rising number of vehicles sold, vehicle age and average distance traveled have all fueled market growth. The demand for and investment in higher-priced luxury vehicles has further fueled the demand for products that speed and make more efficient the repair and maintenance of these vehicles.

To us, certain trends in the vehicular markets are meaningful. Sale of new cars and trucks has been slowed by the increased durability of vehicles that are built with longer-lasting engines and components that require less maintenance. However, the complexity of these vehicles has also improved market trends for UPM. The introduction of extended warranties has also served to improve these trends.

There are more than 244 million vehicles on the US roads. The average median age of car population is about 9 years. The same statistic for light trucks is 6.6 years. “Scrappage” is an important consideration.  The difference between vehicles retired from the “national fleet” and new domestic vehicular sales is crucial to our markets. The net growth of the vehicle population was 12 million vehicles in 2006. This number was up from 9.9 million in 2005, reflecting strong used vehicle markets and the run-up in several commodity prices, including steel.

Worth an estimated $ 200 billion in 2006, the domestic automobile maintenance and repair market shows steady annual growth varying between 3% and 6%. Due to extended lifecycles of products now available within automotive aftermarket, there will be less frequent need for repairs and upgrades, which will tend to slightly decrease the demand for Turn-Key Tool moving forward. Despite this factor, we believe that the massive domestic markets, even larger international markets and widespread requirements for its offerings, coupled with strong growth in the used vehicle fleets and the increasing average age of these fleets, provide long term opportunities.

The international markets for our product are much larger than the domestic (US) markets described in this document.

COMPETITION AND RISKS

There is no known direct competition to UPM, as the product is unique and a first in this field. Also, we have been granted a U.S. patent protecting its technology. However, there are some risks associated with the logical use of this innovation. Certain manual transmission cars are engineered so as to require that operators push the clutch pedal to start the engine. In these situations, mechanics will not enjoy the advantages of using UPM. Also, some maintenance facilities actually employ apprentice or junior personnel for such unskilled procedures and charge for their time (with a profit component in those charges).

CHANNEL SALES

There are seven (7) general sales channels for our business. These differ in priority and importance.

Dealerships are one of the most important segments of the automotive repair business. Increasing numbers of owners are choosing to go to dealership garages as a function of the guarantee and warranty conditions of car and truck manufacturers. Repair services and parts is the only revenue growth area within the average dealership (NADA/ 2007).  In the United States 21,200 auto dealerships own 388,140 service stalls. This segment represents promising revenue potential for us. Using the UPM, dealership profits can be increased producing a strong and obvious ROI for the users. With a market penetration of only 10%, gross revenues to us from the US dealership market total about $ 4 million.

Independent Garages and Repair Shops are a second sales channel for us. There are 230 thousands automotive repair and maintenance shops listed in US Census data. Excluding from this list interior and body repair, paint shops and quick oil change, muffler, tire and lubrication shops; leaves about 160,000 shops in this US market. With an average of 4 bays per shop (Babcox Report/ 2006) and assuming market penetration of 5% (this segment is more fragmented than the dealership market), revenue projections top $3 million.

The Company’s Web-site and Internet Sales efforts will be targeted to do-it-yourself (DIY) auto car hobbyists and enthusiasts. The DIY segment is the most unpredictable and difficult market for our company. In other market segments, one decision maker acts to purchase several/many devices, while in the DIY field, single unit purchases will be the norm. However, this sector is the largest with almost half of US households performing some auto repairs. With 0.1% of market penetration of the 50 million+ US household market, revenue from this segment would total about $5 million. We believe higher penetration of this market is likely.

The DIY market can be also reached through leading Automotive “Aftermarket” Retailers such as CARQUEST, Genuine Parts, AutoZone, Advance Auto Parts, CSK Auto, and Pep Boys. Each of these companies has annual sales of more than $1 billion. These are major players in the retail market and will be used as sales channels directed to the DIY and repair shop segments of the market. This sales channel can double market penetration for DIY and repair shop segments adding about $8 million in revenue.

The Automotive Tool Wholesalers such as SNAPON and MACTOOLS sell many automotive parts and repair tools to the garages and independent repairmen across the US.  We plan to sell its UPM product through one or more of these resellers. The projected annual sales through this channel are $ 2 million.

We also plan sales to various markets via individual salesmen using Business Opportunity (BIZOP) Systems. IMC of Jenkintown, PA has been engaged to develop and market a “sales kit” and business opportunity system for individual entrepreneurs who seek an independent business, selling UPM systems in nonexclusive areas. The economic significance of this program is unknown to us but the costs are minimal. Profits from this program will be divided evenly with IMC.

We will sell exclusive and nonexclusive rights to various International Markets. The prices, terms and conditions of these licenses have not been determined. However, the size of each market and the nature of the vehicular “fleet” of these areas will play a major role in the determination of these charges. There is no assurance that licenses can be sold under terms and at rates beneficial to our company.

MARKETING

The company will tell its story through direct communication with retailers, distributors, resellers and end-users. We will also assist retail sales activities via a vastly improved Web-site- featuring product demonstrations and testimonials. We will place public relations (news) articles in sales trade and automotive industry and hobbyist/ publications. We may attend industry conventions and shows as deemed cost-effective, focusing on supporting channel sales partners, already in those forums.

To help build awareness and create product pull, we will focus on public relations, such as internet, professional racers/mechanics and auto magazine articles.  We will also enhance and strengthen our Web-site, www.Turn-Keytool.com, to help promote sales and to reach out to consumers.

We believe an effective marketing tool will be the Web-site demonstrations and free giveaways to major dealership chains and major auto repair shop chains, we will focus heavily on this strategy. While the “try-me” strategy will be worked best as B2B strategy, an extensive Internet marketing campaign will be targeted at hobbyists and other small or independent repair shops and dealerships.

Auto trade magazines are one more marketing channel that can improve visibility of the product and attract customers. According to research data from the automotive repair industry (Babcox/ 2006), 67% of repair shop owners gather information about new products from specialized trade magazines and journals. Internet strategy can significantly increase recognition of Turn-Key Tool and highlight the product’s simple and intuitive advantages.

Packaging.  Packaging will be designed to include the most important information on the benefits of and directions for proper use of Turn-Key Tool.  In the event of an endorsement (famous racer, fleet endorsement, dealer or industry leader), modifications will be made to take advantage of that event. Packaging will also include information about our Web-site and other contact information.

Pricing Factors.  Presently, we acquire product (FOB US) at a cost of $ 58.00 per unit.  Our target price range is 75 to 200 percent gross mark-up on the product. We intend to run introductory promotions that will communicate added values and cost savings for repair shops that use Turn-Key Tool. We believe that with this positioning and message, the price mark up is appropriate and justified. Before going to market, we will test price appropriateness with a retail advisory board comprised of key retailers who are known to our company.

Promotions.  We will conduct marketing in support of a brand strategy that addresses two basic goals: to build the Turn-Key Tool brand and to sell product. The promotional tactics can be categorized into four following areas: product demonstration, public relations, product promotions and Internet via our company Web-site and search engine optimization (SEO) technologies). To varying degrees, each of these tactics will require collateral materials, free samples and special discounts.

Product Demonstrations

We will work to develop Brand Ambassadors to produce shop demonstrations and act as the face of the Company at selected locations. The message of strong ROI and cost reduction benefits will be directed to managers of fleet, dealership, independent shop and other facilities. A message of efficiency, convenience and improved work conditions will be communicated to the mechanics, shop workers and hobbyists.

Product Promotions

We will promote the product to major dealership chains and major repair shops chains. Pilot systems, “Try-One” no-risk promotions will be used for companies with multiple unit requirements. Promotions will include various “paid from savings” techniques allowing the strong ROI to pay for each Turn-Key Tool.

Public Relations

In addition to retailer-focused tactics, we will use traditional public relations to raise awareness and create demand among target consumers. This public relations strategy is designed to build brand awareness with limited cash outlay.

•
Product Kit. We will develop a product kit that contains information about Turn-Key Tool, price sheet, digital photos, logos, ROI calculators, contact information and calculation charts listing cost and time savings to customers. The kit will also include recent press releases, endorsements and technical/industry endorsements and awards.

•
Paid Product Placements. Where appropriate, we will pay to have its products referenced and/or placed in print and Web-based publications of select Internet sites. As per research from Babcox, the majority of repair shop owners get information on new products from trade magazines. However, we realize that the importance of skilled Internet promotions is often the most cost-beneficial.

•	Auto Parts Exhibits. We will joint venture and share news of its innovations with complimentary manufacturers and exhibitors—all intended to improve brand recognition.
•
Nascar, Indycar Drivers/Mechanics Endorsements. We will actively seek to have its products endorsed by prominent racers, racing teams, maintenance authorities, and related experts. Research has clearly established that consumers are more inclined to purchase products recommended by an authority whose opinion they value.

•	Media Relations. We will work to establish relations with key auto reporters and opinion leaders at auto magazine and newspapers in key markets.

Internet activity

We will work to develop and improve its own Web site to attract more B2C Business. The product is very important to hobbyists and others in the DIY segment of the market. We will improve visibility of its product through the most popular SEO technologies using key words and paid for systems provided by Google, Yahoo, You-tube, eBay, etc.

ITEM 2.        DESCRIPTION OF PROPERTY

Our principal executive office location and mailing address is PO Box 8851 Rocky Mount, NC  27804.  The corporate telephone number is 252-407-7782

ITEM 3.        LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been approved to trade on the OTC Bulletin Board system under the symbol “UVHO” since November 12, 2008. However, to date there has been no trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of April 30, 2009, we had 53 shareholders of our common stock.

Stock Option Grants

As of April 30, 2009, we have not granted any stock options.

Registration Rights

We have not granted any registration rights.

ITEM 6.        SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Our goal is to commence generating sales revenues from our new product distribution and sales programs by the end of the calendar year.

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

Results of Operation

For the period from August 31, 2007 (inception), to April 30, 2009 we had no revenue. Operating expenses since inception totaled $187,551 resulting in an operating loss of $187,551. Operating expenses of $187,551 since inception consisted of $108,336 for Professional fees, $23,354 for general and administrative expenses and a loss on impairment of $55,831.

Capital Resources and Liquidity

As of April 30, 2009, we had $1,049 in cash.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2009 AND 2008

PAGE	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2009, FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO APRIL 30, 2008 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO APRIL 30, 2009

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY) FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO APRIL 30, 2009

PAGE	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED APRIL 30, 2009, FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO APRIL 30, 2008 AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO APRIL 30, 2009

PAGE	F-6 -F-12	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
 Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Universal Holdings, Inc. and Subsidiary (A Development Stage Company) (“the Company”) as of April 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended April 30, 2009 and the period from August 31, 2007 (Inception) to April 30, 2008 and the period from August 31, 2007 (Inception) to April 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Universal Holdings, Inc. and Subsidiary as of April 30, 2009 and 2008 and the results of its operations and its cash flows for the year ended April 30, 2009 and the period from August 31, 2007 (Inception) to April 30, 2008 and the period from August 31, 2007 (Inception) to April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations and has a net loss since inception of $217,551 and used cash in operations of $146,901 for the period from August 31, 2007 (Inception) to April 30, 2009. In addition, the Company has a working capital deficiency and stockholders’ deficiency of $501 as of April 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
July 15, 2009

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	April 30, 2009	April 30, 2008

Current Assets
Cash	$1,049	$139,838
Inventory, net	-	-
Total Current Assets	1,049	139,838

Other Assets
Intangible Asset, net	-	60,000
Total Other Assets	-	60,000

Total Assets	$1,049	$199,838

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current Liabilities
Accounts payable	$1,550	$12,500
Total Liabilities	1,550	12,500

Commitments and Contingencies	-	-

Stockholders' Equity(Deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and	-	-
outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,099,000 and 6,999,000
issued and outstanding, respectively	710	700
Additional paid-in capital	216,340	203,200
Deficit accumulated during the development stage	(217,551)	(16,562)
Total Stockholders' Equity(Deficiency)	(501)	187,338

Total Liabilities and Stockholders' Equity(Deficiency)	$1,049	$199,838

See accompanying notes to consolidated financial statements

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

		For the period from August 31, 2007	For the period from August 31, 2007
	For the Year Ended April 30, 2009	(inception) to April 30, 2008	(inception) to April 30, 2009

Revenue	$-	$-	$-

Cost of Revenue	30,000	-	30,000

Gross Loss	(30,000)	-	(30,000)
			2,003

Operating Expenses
Professional fees	95,866	12,500	108,366
Loss on Impairment of intangible asset	55,831	-	55,831
General and administrative	19,292	4,062	23,354
Total Operating Expenses	170,989	16,562	187,551

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(200,989)	(16,562)	(217,551)

Provision for Income Taxes	-	-	-

NET LOSS	$(200,989)	$(16,562)	$(217,551)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	7,095,429	5,425,058

See accompanying notes to consolidated financial statements

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity(Deficiency)
For the Period from August 31, 2007 (Inception) to April 30, 2009

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total Stockholder's
					paid-in	development	Equity
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance August 31, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001/Sh)	-	-	1,000,000	100	-	-	100

Common stock issued for cash ($0.10/Sh)	-	-	1,999,000	200	199,700	-	199,900

In kind contribution of services	-	-	-	-	3,500	-	3,500

Net loss for the period August 31, 2007 (inception) to April 30, 2008	-	-	-	-	-	(16,562)	(16,562)

Balance, April 30, 2008	-	-	6,999,000	700	203,200	(16,562)	187,338

Common stock issued for cash ($0.10/Sh)	-	-	100,000	10	9,990	-	10,000

In kind contribution of services	-	-	-	-	5,200	-	5,200

Stock offering costs	-	-	-	-	(2,050)	-	(2,050)

Net loss, for the year ended April 30, 2009	-	-	-	-	-	(200,989)	(200,989)

Balance, April 30, 2009	-	$-	7,099,000	$710	$216,340	$(217,551)	$(501)

See accompanying notes to consolidated financial statements

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year	For the Period From August 31, 2007	For the Period From August 31, 2007
	Ended April 30, 2009	(Inception) to April 30, 2008	(Inception) to April 30, 2009

Cash Flows Used In Operating Activities:
Net Loss	$(200,989)	$(16,562)	$(217,551)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	400	400
Reserve for impairment of inventory	30,000	-	30,000
In-kind contribution of services	5,200	3,500	8,700
Amortization expense	4,169	-	4,169
Loss on impairment of intangible asset	55,831	-	55,831
Changes in operating assets and liabilities:
Increase in inventory	(30,000)	-	(30,000)
Increase/(Decrease) in accounts payable	(10,950)	12,500	1,550
Net Cash Used In Operating Activities	(146,739)	(162)	(146,901)

Cash Flows From Investing Activities:
Payment for intellectual property rights	-	(60,000)	(60,000)
Net Cash Used In Investing Activities	-	(60,000)	(60,000)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	7,950	200,000	207,950
Net Cash Provided by Financing Activities	7,950	200,000	207,950

Net Increase/(Decrease) in Cash	(138,789)	139,838	1,049

Cash at Beginning of Year/Period	139,838	-	-

Cash at End of Year/Period	$1,049	$139,838	$1,049

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Principles of Consolidation

The accompanying 2009 and 2008 consolidated financial statements include the accounts of Universal Holdings, Inc. from August 31, 2007 (inception) and its 100% owned subsidiary Universal Product Marketing, Inc.  All inter-company accounts have been eliminated in the consolidation (See Note 4(C)).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2009 and 2008, the Company had no cash equivalents.

(E) Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. As of April 30, 2009 and 2008, finished goods inventory is $0 and $0, respectively.  Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.  For the year ended April 30, 2009, the Company recorded an inventory impairment of $30,000.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

	April 30, 2009	April 30, 2008

Inventory	$30,000	$-
Reserve for impairment	(30,000)	-
Net	$-	$-

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

There were no impairment losses recorded during the period from August 31, 2007 (inception) to April 30, 2009.

(G) Intangible Assets

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise.  During the year ended April 30, 2009, the Company recognized an impairment loss of $55,831. This impairment loss was included as a component of operating expenses. There were no impairment charges taken during the period ended April 30, 2008.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2009 and 2008 there were no common share equivalents outstanding.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	Years Ended April 30,
	2009	2008

Deferred tax liability	$-	$-
Deferred tax asset	-	-
Impairment of Inventory	11,565	-
Impairment of Intangible Asset	21,590	-
Net Operating Loss Carryforward	46,633	4,305
Valuation allowance	(79,788)	(4,305)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2029.

The net change in the valuation allowance for the year ended April 30, 2009 was an increase of $75,483.

The components of income tax expense related to continuing operations are as follows:

	2009	2008
Federal
Current	$-	$-
Deferred	-	-
	$-	-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

The Company's income tax expense differed from the statutory rates (federal 34% and state 6.90%) as follows:

	Year Ended April 30,	Year Ended April 30,
	2009	2008

Statutory rate applied to earnings before income taxes:	$(77,489)	$(4,305)
Increase (decrease) in income taxes resulting from:
Change in deferred tax asset valuation allowance	75,483	4,305
Other	2,006	-
Income Tax Expense	$-	$-

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $0 and $39,778 in excess of FDIC insurance limits as of April 30, 2009 and 2008, respectively.

(L) Revenue Recognition

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

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

(M) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $217,551 and used cash in operations of $146,901 for the period from August 31, 2007 (inception) to April 30, 2009.  In addition, the Company has a working capital deficiency and stockholders’ deficiency of $501 as of April 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	INTANGIBLE ASSETS

Intangible assets consist of a patent for the turn key tools:

	April 30, 2009	April 30, 2008

Patent	$60,000	$60,000
Less accumulated amortization	(4,169)	-
Less impairment loss	(55,831)	-
Net	$-	$60,000

The patent was acquired on March 17, 2008 at which point the patent had a remaining life of approximately 16 years.  Amortization expense of $4,169 was recorded for the year ended April 30, 2009.  No amortization was recorded for the period from August 31, 2007 (inception) to April 30, 2008.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

For the year ended April 30, 2009, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share) and paid offering costs of $2,050 for total net proceeds of $7,950.

For the period from August 31, 2007 (inception) through April 30, 2008, the Company issued 1,999,000 shares of common stock for $199,900 ($0.10/share).

On September 14, 2007, the Company issued 1,000,000 founder shares of common stock for $100 ($0.0001/share) (See Note 5).

(B) In-Kind Contribution of Services

For the year ended April 30, 2009, the shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

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

NOTE 5	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2009 the shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(B)).

For the year ended April 30, 2008 the shareholder of the Company contributed services having a fair value of $3,500 (See Note 4(B)).

On September 14, 2007, the Company issued 1,000,000 founder shares of common stock for $100 ($0.0001/share) (See Note 4(A)).

NOTE 6	COMMITMENT

On April 14, 2008 the Company entered into a consulting agreement which provides for administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning May 1, 2008.  This agreement was terminated on February 28, 2009. There are no amounts owed to the consultant as of April 30, 2009.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company. P.A, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.     CONTROLS AND PROCEDURES

Not Applicable

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have two Directors and Officers as follows:

Name	Age	Positions and Offices Held
Lanny M. Roof	68	CEO, President and Treasurer
Judith Lee	57	Secretary

LANNY M. ROOF, CPA/ CEO, President and Treasurer

We were founded by Lanny M. Roof, CPA who serves as our only Director and as its CEO, President and Treasurer. Mr. Roof will coordinate and manage all of our business functions, including marketing, finance and operations.

Mr. Roof attended Chowan College and is a 1965 graduate of the University of North Carolina-Chapel Hill. After serving in the United States Army, Mr. Roof worked as a CPA for A.M. Pullen & Company, CPA for 4 years. Thereafter, he served for a decade as a Vice President in various management roles with Boddie-Noell Enterprises of Rocky Mount, NC. From 1980 and through 1992, Mr. Roof was Vice President for Golden Corral Corporation (Raleigh, NC).

Since 1993, Mr. Roof has been self-employed and involved in real estate, restaurant and accounting businesses.

JUDITH B. LEE, Secretary

Ms. Lee is a graduate of East Carolina University. She enjoyed a 30-year career in education serving the Rocky Mount-Nash County, NC School System in a variety of capacities.

She serves as Secretary of Community Resource Exchange, Inc. a community-based non-profit organization serving much of Eastern North Carolina.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended April 30, 2009.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended April 30, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Lanny M. Roof
CEO, President & Treasurer	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Judith Lee,	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Lanny M. Roof	2,500,000	35.21%

Common Stock	Judith B. Lee	2,500,000	35.21%

Common Stock	All executive officers and directors as a group	5,000,000	70.43%

(1)  Based upon 7,099,000 shares outstanding as of July 21, 2009.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended April 30, 2009 and 2008, we were billed approximately $11,000 and $0 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended April 30, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended April 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended April 30, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #      Title

14.1	Code of Ethics

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

UNIVERSAL HOLDINGS, INC.

Dated: July 23, 2009	By:	/s/ Lanny M. Roof
CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNIVERSAL HOLDINGS, INC.

Dated: July 23, 2009	By:	/s/ Judith Lee
Secretary