Form 10-Q
period 2009-07-31
UNIVERSAL HOLDINGS INC
filed 2009-09-04
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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
Yes ☐No ☐

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 2, 2009:  7,099,000 shares of Common Stock.

Universal Holdings, Inc.

FORM 10-Q
July 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Control and Procedures	15

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURE

Item 1. Financial Information

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2009 (UNAUDITED) AND APRIL 30, 2009

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIENCY) FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008, AND FOR THE PERIOD FROM AUGUST 31, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

PAGE	5-11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	July 31, 2009	April 30, 2009
	(Unaudited)

Current Assets
Cash	$140	$1,049

Total Assets	$140	$1,049

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$12,646	$1,550
Total Liabilities	12,646	1,550

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and	-	-
outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,099,000
issued and outstanding, respectively	710	710
Additional paid-in capital	217,640	216,340
Deficit accumulated during the development stage	(230,856)	(217,551)
Total Stockholders' Equity (Deficiency)	(12,506)	(501)

Total Liabilities and Stockholders' Equity (Deficiency)	$140	$1,049

See accompanying notes to condensed consolidated unaudited financial statements

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			For the period from
			August 31, 2007
	For the Three Months	For the Three Months	(inception) to
	Ended July 31, 2009	Ended July 31, 2008	July 31, 2009

Revenue	$-	$-	$-

Cost of Revenue	-	-	30,000

Gross Loss	-	-	(30,000)

Operating Expenses
Professional fees	$10,342	$33,503	$118,708
Loss on Impairment	$-	$-	55,831
General and administrative	2,963	3,293	26,317
Total Operating Expenses	13,305	36,796	200,856

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(13,305)	(36,796)	(230,856)

Provision for Income Taxes	-	-	-

NET LOSS	$(13,305)	$(36,796)	$(230,856)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	7,099,000	7,084,714

See accompanying notes to condensed consolidated unaudited financial statements

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the Period from August 31, 2007 (Inception) to July 31, 2009
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity (Deficiency)

Balance August 31, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001/Sh)	-	-	1,000,000	100	-	-	100

Common stock issued for cash ($0.10/Sh)	-	-	1,999,000	200	199,700	-	199,900

In kind contribution of services	-	-	-	-	3,500	-	3,500

Net loss for the period August 31, 2007 (inception) to April 30, 2008	-	-	-	-	-	(16,562)	(16,562)

Balance, April 30, 2008	-	-	6,999,000	700	203,200	(16,562)	187,338

Common stock issued for cash ($0.10/Sh)	-	-	100,000	10	9,990	-	10,000

In kind contribution of services	-	-	-	-	5,200	-	5,200

Stock offering costs	-	-	-	-	(2,050)	-	(2,050)

Net loss, for the year ended April 30, 2009	-	-	-	-	-	(200,989)	(200,989)

Balance, April 30, 2009	-	-	7,099,000	710	216,340	(217,551)	(501)

In kind contribution of services					1,300		1,300

Net loss, for the period ended July 31, 2009						(13,305)	(13,305)

Balance, July 31, 2009 (Unaudited)	-	$-	7,099,000	$710	$217,640	$(230,856)	$(12,506)

See accompanying notes to condensed consolidated unaudited financial statements

Universal Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months	For the Three Months	For the Period From August 31, 2007
	Ended July 31, 2009	Ended July 31, 2008	(Inception) to July 31, 2009

Cash Flows Used In Operating Activities:
Net Loss	$(13,305)	$(36,796)	$(230,856)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	400
Reserve for impairment	-	-	30,000
In-kind contribution of services	1,300	1,300	10,000
Amortization expense	-	1,387	4,169
Loss on impairment	-	-	55,831
Changes in operating assets and liabilities:
Increase in inventory	-	(30,000)	(30,000)
Increase/(Decrease) in accounts payable and accrued expenses	11,096	(8,564)	12,646
Net Cash Used In Operating Activities	(909)	(72,673)	(147,810)

Cash Flows From Investing Activities:
Payment for intellectual property rights	-	-	(60,000)
Net Cash Used In Investing Activities	-	-	(60,000)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	-	7,950	207,950
Net Cash Provided by Financing Activities	-	7,950	207,950

Net Increase/(Decrease) in Cash	(909)	(64,723)	140

Cash at Beginning of Year/Period	1,049	139,838	-

Cash at End of Year/Period	$140	$75,115	$140

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009
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

(B) Principles of Consolidation

The accompanying 2009 condensed consolidated financial statements include the accounts of Universal Holdings, Inc. from August 31, 2007 (inception) and its 100% owned subsidiary Universal Product Marketing, Inc.  All inter-company accounts have been eliminated in the consolidation (See Note 4(C)).

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

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009
(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2009 and April 30 2009, the Company had no cash equivalents.

(E) Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. As of July 31, 2009 and April 30, 2009, finished goods inventory is $0 and $0, respectively.  Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.  For the year ended April 30, 2009, the Company recorded an inventory impairment of $30,000.

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

There were no impairment losses recorded during the period ended July 31, 2009.

(G) Intangible Assets

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise.  During the year ended April 30, 2009, the Company recognized an impairment loss of $55,831. This impairment loss was included as a component of operating expenses. There were no impairment charges taken during the period ended July 31, 2009.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009
(UNAUDITED)

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2009 and April 30, 2009 there were no common share equivalents outstanding.

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

(L) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009
(UNAUDITED)

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

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009
(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $230,856 and used cash in operations of $147,810 for the period from August 31, 2007 (inception) to July 31, 2009.  In addition, the Company has a working capital deficiency and stockholders’ deficiency of $12,506 as of July 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	INTANGIBLE ASSETS

Intangible assets consist of a patent for the turn key tools:

	July 31, 2009	April 30, 2009

Patent	$60,000	$60,000
Less accumulated amortization	(4,169)	(4,169)
Less impairment loss	(55,831)	(55,831)
Net	$-	$-

The patent was acquired on March 17, 2008 at which point the patent had a remaining life of approximately 16 years.  Amortization expense of $0 and $935 was recorded for the period ended July 31, 2009 and 2008, respectively.

NOTE 4	STOCKHOLDERS’ EQUITY

(A)            Common Stock Issued for Cash

For the year ended April 30, 2009, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share) and paid offering costs of $2,050 for total net proceeds of $7,950.

UNIVERSAL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009
(UNAUDITED)

For the period from August 31, 2007 (inception) through April 30, 2008, the Company issued 1,999,000 shares of common stock for $199,900 ($0.10/share).

On September 14, 2007, the Company issued 1,000,000 founder shares of common stock for $100 ($0.0001/share) (See Note 5).

(B) In-Kind Contribution of Services

For the period ended July 31, 2009, the shareholder of the Company contributed services having a fair value of $1,300 (See Note 5).

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

For the period ended July 31, 2009, the shareholder of the Company contributed services having a fair value of $1,300 (See Note 5).

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
AS OF JULY 31, 2009
(UNAUDITED)

NOTE 6	COMMITMENT

On April 14, 2008 the Company entered into a consulting agreement which provides for administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning May 1, 2008.  This agreement was terminated on February 28, 2009. There are no amounts owed to the consultant as of July 31, 2009.

NOTE 7	SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through September 2, 2009, the date the financial statements were issued.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings, without additional cash we will not be able to pursue our plan of operations and will not be able to begin generating revenue.  We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to proceed with the merger.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business through an increased investment in increased production and/ or marketing efforts. We cannot guarantee that the expansion efforts described in this quarterly report will be successful.  The business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of the product and/or our distribution and sales methods.

Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding its operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operations

Because we did not generate any revenue, our net revenue stayed the same at $0 for the six months ended July 31, 2009 as compared to the six months ended July 31, 2008.

Liquidity and Capital Resources

As of July 31, 2009, we had $140 in cash.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations. We are still pursuing this plan but, to date, we have not been able to raise additional funds through either debt or equity offerings.  Without additional cash we will be unable to pursue our plan of operations and begin generating revenue. As a result, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to proceed with the merger.

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

In accordance with Statement of Financial Statements (“SFAS”) No. 144, “Accounting forImpairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

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

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the product is delivered and collectability of the resulting receivable is reasonably assured.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.
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

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

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

Universal Holdings, Inc.

Date: September 4, 2009	By:	/s/ Lanny M. Roof
Lanny M. Roof
CPA/CEO, President and Treasurer

	By:	/s/ Judith Lee
Judith Lee
Secretary