Form 10-Q
period 2009-09-30
RECOVERY ENERGY, INC.
filed 2009-11-16
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

RECOVERY ENERGY, INC.
 (Exact name of registrant as specified in Charter)

NEVADA	333-152571	74-3231613
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1515 Wynkoop Street, Suite 200
Denver, CO 80202
 (Address of Principal Executive Offices)
 _______________

     1 (888) 887-4449
 (Issuer Telephone number)
_______________
Universal Holdings, Inc.
PO Box 8851, Rocky Mount, NC 27804
(252) 407-7782
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009 9,534,000 shares of Common Stock.

Recovery Energy, Inc.
(Formerly, Universal Holdings, Inc.)

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURE

Item 1. Financial Information

RECOVERY ENERGY
f/k/a UNIVERSAL HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	April 30, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$140	$1,049
Prepaid expenses	188,889	-
Total current assets	189,029	1,049

Property, plant and equipment, net	3,250,000	0

TOTAL ASSETS	$3,439,029	$1,049

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$82,575	$1,550
Accrued payroll	9,583	0
Total current liabilities	92,158	1,550

TOTAL LIABILITIES	92,158	1,550

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
9,284,000 and 7,099,000 shares issued and outstanding, respectively	928	710
Additional paid-in-capital	3,635,122	216,340
Accumulated deficit during the development stage	(289,179)	(217,551)
Total stockholders' deficit	3,346,871	(501)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,439,029	$1,049

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND
FOR THE PERIOD AUGUST 31, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months	August 31, 2007
	Ended	Ended	Ended	Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Costs of revenue	-	-	30,000	-	30,000

Gross profit	-	-	(30,000)	-	(30,000)

Operating expense	58,123	41,195	82,863	77,991	203,348

Impairment charge	-	-	55,831	-	55,831

Loss from operations before interest income and
provision for (benefit from) income tax	(58,123)	(41,195)	(168,694)	(77,991)	(289,179)

Other income	-	-	-	-	-
Interest income	-	-	-	-	-
Income tax expense	-	-	-	-	-
	-	-	-	-	-

Net loss	(58,123)	(41,195)	(168,694)	(77,991)	(289,179)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding
during the period - basic and diluted	7,318,000	7,099,000	7,172,000	7,099,000	9,284,000

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND
FOR THE PERIOD AUGUST 31, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	Nine Months	Nine Months	August 31, 2007
	Ended	Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(168,694)	$(77,991)	$(289,179)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	912	2,322
Impairment charge	55,831
Changes in assets and liabilities:
Increase in prepaid expenses	(188,889)	-	(188,889)
Increase (decrease) in inventory	30,000	(30,000)
Increase (decrease) in accounts payable	81,725	(9,630)	82,575
Increase in accrued payroll	9,583		9,583
Net cash used in operating activities	(179,532)	(115,299)	(385,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(3,250,000)	-	(3,250,000)
Net cash used in investing activities	(3,250,000)	-	(3,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	3,420,500	10,550	3,636,050
Net cash provided by financing activities	3,420,500	10,550	3,636,050

INCREASE (DECREASE) IN CASH	(9,032)	(104,749)	140

CASH, BEGINNING OF YEAR	9,172	139,838	-

CASH, END OF PERIOD	$140	$35,089	$140

Supplemental Disclosures

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Recovery Energy, Inc. f/k/a Universal Holdings, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on August 31, 2007.  The Company was planning to manufacture, import, market and distribute a patented automotive maintenance and repair mechanism known as the Turn-Key Tool TM.

As previously filed on Form 8-K, on September 21, 2009, the Company  purchased 100% of the outstanding membership units of Coronado Acquisition, LLC from its sole member and unitholder, Michael Hlavsa (the “Unit Purchase Agreement”).   In connection with the Unit Purchase Agreement, the Company also agreed to convert a note that was issued by Coronado to certain noteholders on May 31, 2009 in the principal amount of $3,250,000 (the “Coronado Note”).  The Coronado Note was issued by Coronado to Matthew Jennings as agent for Capital Asset Lending, Inc., a California corporation, Westmoore Lending, LLC, a California limited liability company, and Westmoore Lending Opportunities, LLC, a California limited liability company (collectively, the “Coronado Noteholders”).  Pursuant to the terms of the Coronado Note, Coronado, at its option, may pay the principal amount of $3,250,000 in shares of a publicly listed company at the rate of one dollar and fifty five cents per share provided the publicly traded company is in current status with its SEC filing requirements and at the time of tender is quoted on the OTCBB.  Accordingly, under the terms of the Coronado Note, the Company has agreed to issue an aggregate of 2,100,000 shares of its common stock, par value $0.0001 per share, to the Coronado Noteholders in full satisfaction of the Coronado Note

Since the Company is still in the development stage of its operations, there have been no revenue or earnings of the Company since the date of acquisition of Coronado for this reporting period.

Principles of Consolidation

The accompanying 2009 condensed consolidated financial statements include the accounts of Recovery Energy, Inc. from August 31, 2007 (inception) and its 100% owned subsidiaries Universal Product Marketing, Inc. and Coronado Acquisitions, LLC. All inter-company accounts have been eliminated in the consolidation (See Note 4(C)).

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

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September, 2009 and April 30, 2009, the Company had no cash equivalents.

Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 2009 and April 30, 2009, the Company had nofinished goods inventory.  Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.  For the year ended April 30, 2009, the Company recorded an inventory impairment of $30,000.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In accordance with FASB  new codification of, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the period ended September 30, 2009.

Intangible Assets

In accordance with FASB new codification of, Goodwill and Other Intangible Assets, requires that intangible assets with a finite life are amortized over its life and requires that goodwill and intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise.  During the year ended April 30, 2009, the Company recognized an impairment loss of $55,831. This impairment loss was included as a component of operating expenses. There were no impairment charges taken during the period ended September 30, 2009.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB new codification of, “Earnings Per Share.” As of September 30, 2009 and April 30, 2009 there were no common share equivalents outstanding.

Income Taxes

The Company accounts for income taxes under the FASB new codification of, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission FASB new codification of, “Revenue Recognition in Financial Statements” and “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the product is delivered and collectability of the resulting receivable is reasonably assured.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations as of September 30, 2009 as the Company’s material investment was made effective September 29, 2009 just one day prior to the end of the quarter.  This standard may have a material impact in future reporting periods.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $289,179 and used cash in operations of $385,910 for the period from August 31, 2007 (inception) to September 30, 2009.    The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	INTANGIBLE ASSETS

Intangible assets consist of a patent for the turn key tools:

	September 30, 2009	April 30, 2009

Patent	$60,000	$60,000
Less accumulated amortization	(4,169)	(4,169)
Less impairment loss	(55,831)	(55,831)
Net	$-	$-

The patent was acquired on March 17, 2008 at which point the patent had a remaining life of approximately 16 years.  Amortization expense of $912 and $2,322 was recorded for the nine month period ended September 30, 2009 and 2008, respectively.

NOTE 4	STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash

For the year ended April 30, 2009, the Company issued 100,000 shares of common stock for $10,000 ($0.10/share) and paid offering costs of $2,050 for total net proceeds of $7,950.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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

For the year ended April 30, 2008, the shareholder of the Company contributed services having a fair value of $3,500. (See Note 5)

For the period ending September 30, 2009, the Company issued 85,000 shares of common stock related to an agreement with Tryon Capital Partners as part of compensation for that entity.

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

Common Stock Issued for Notes

In connection with the acquisition of Coronado Acquisitions, LLC, the company issued 2,100,000 shares of common stock valued at $3,250,000 to the Coronado Noteholders in full satisfaction of the Coronado Notes that existed at the time of the acquisition.

NOTE 5	RELATED PARTY TRANSACTIONS

For the period ended July 31, 2009, the shareholder of the Company contributed services having a fair value of $1,300 (See Note 4).

For the year ended April 30, 2009 the shareholder of the Company contributed services having a fair value of $5,200 (See Note 4).

For the year ended April 30, 2008 the shareholder of the Company contributed services having a fair value of $3,500 (See Note 4).

On September 14, 2007, the Company issued 1,000,000 founder shares of common stock for $100 ($0.0001/share) (See Note 4).

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 6	SUBSEQUENT EVENTS

On November 6, 2009 Recovery Energy, Inc. acquired 100% ownership of three producing wells on a 160-acre lease in Rush Willadel Field in Washington County, Colorado.  The purchase price paid at closing consisted of $750,000 in cash and 250,000 shares of common stock.  The seller has the option to cause Recovery to purchase the 250,000 shares for $750,000 in cash on December 15, 2009.  Simultaneously, Recovery sold a 50% to an unrelated third party for $750,000 in cash.  Under the terms of that transaction, Recovery has an option to purchase the 50% ownership interest in the three wells back from the third party for $825,000 in cash by notice no later than January 6, 2010.  The purchaser of the 50% interest also has the right to require Recovery to repurchase the interest for $825,000 by notice no later than January 6, 2010.  The two agreements contain other provisions that are customary for agreements of this nature, such as representations and warranties.

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

Overview of Our Business

General

We are a Denver based development stage independent energy company engaged in the services sector of the oil and gas industry through our ownership and operation of medium depth oil drilling rigs. In connection with our change in business direction, we principally intend to engage in the development, production, and marketing of oil & gas in North America through the application of engineering expertise, to enhance recovery and achieve the most effective results possible. Specifically, we intend to specialize in using modern secondary and tertiary recovery techniques on older, historically productive fields. Higher oil & gas prices, and advances in technology such as 3-D seismic acquisition and evaluation and carbon dioxide (CO2) injection, should enable us to capitalize on attractive sources of potential recoverable oil & gas.

We currently own two drilling rigs consisting of a Spencer Harris 5000 Rig and a Cardwell Rig, both capable of medium depth drilling to approximately 6,500 feet. Subject to certain equipment upgrades being completed, our current business is to continuously deploy our rigs in the field to generate daily lease revenue from third parties. We intend to focus our efforts on acquiring and developing producing properties in established mature basins within the United States, as such, the drilling component of the business will become less material as time progresses.

Recovery Energy will employ a business strategy that focuses on a balanced program of opportunistic acquisitions of existing producing properties that possess incremental value opportunities through low risk development.  We intend to efficiently deploy capital as a low cost operator and acquirer.  We intend to grow our assets base by acquiring neglected and underperforming or distressed oil centric assets which Recovery can operate.  As an operator, Recovery will be able to enhance the value of its acquisitions by focusing the appropriate resources to drive production growth.

Over the past several years there has been a renewed focus on domestic exploration and production within the United States.  Buoyed by growing international demand and coupled with continued political stress in major oil producing nations, the value of domestic hydrocarbon reserves has increased and should continue to command a premium for the foreseeable future.  When evaluating the outlook for natural gas as compared to oil, we believe the pricing curve favors oil and, thus, through our focus on on-shore domestic oil production we believe we are positioned to generate above average investment returns in the future.

We will focus on applying technology and services to increase the incremental recovery factor of certain mature oil basins within the United States.  Over the past fifteen years the energy industry has been focused on innovation, with new techonological breakthroughs enabling the industry to pursue hydrocarbon reserves in previously inaccessible formations or areas. The impact of technology has not only improved the economics of drilling but it has dramatically impacted the recovery factor of existing oil in place.  For decades certain basins have been water-flooded, steam flooded, or CO2 flooded.  All of these efforts have been focused on increasing the recovery factor of known oil reserves that could not be produced or produced economically prior to the evolution of varying technologies.

For the majority of domestic U.S. oil basins the easily attainable oil has been found, suggesting in our opinion that new found oil production will be discovered through deeper, more complex conventional drilling activities, and through un-conventional shale-type opportunities, however, we believe significant opportunities exist in neglected and over looked conventional formations.

The decline in oil prices in the 1980’s created a trend of the major oil companies to underemphasize and under-invest in the United States oil properties into more lucrative international oil development opportunities.   We plan to utilize our know-how, to identify, acquire and enhance properties that provide either down-hole improvements, additional behind-pipe zones or down spacing opportunities.  Furthermore, re-completion, modern frac technology and enhanced recovery will all be taken into consideration for both the acquisition and exploitation of various properties.  Furthermore, the significant volatility in commodity prices over the last twelve months has created opportunities to acquire reserves from financial constrained competitors who acquired assets at or near the top of the market.

Plan of Operation

We are a development stage independent energy company engaged in the services sector of the oil and gas industry through our ownership and operation of medium depth oil drilling rigs. In connection with our change in business direction, we principally intend to engage in the development, production, and marketing of oil & gas in North America through the application of engineering expertise, to enhance recovery and achieve the most effective results possible. Specifically, we intend to specialize in using modern secondary and tertiary recovery techniques on older, historically productive fields. Higher oil & gas prices, and advances in technology such as 3-D seismic acquisition and evaluation and carbon dioxide (CO2) injection, should enable us to capitalize on attractive sources of potential recoverable oil & gas.

We currently own two drilling rigs consisting of a Spencer Harris 5000 Rig and a Cardwell Rig, both capable of medium depth drilling to approximately 6,500 feet. Subject to certain equipment upgrades being completed, our current business is to continuously deploy our rigs in the field to generate daily lease revenue from third parties. We intend to focus our efforts on acquiring and developing producing properties in established mature basins within the United States, as such, the drilling component of the business will become less material as time progresses.

Recovery Energy will employ a business strategy that focuses on a balanced program of opportunistic acquisitions of existing producing properties that possess incremental value opportunities through low risk development.  We intend to efficiently deploy capital as a low cost operator and acquirer.  We intend to grow our assets base by acquiring neglected and underperforming or distressed oil centric assets which Recovery can operate.  As an operator, Recovery will be able to enhance the value of its acquisitions by focusing the appropriate resources to drive production growth.

Liquidity and Capital Resources

As of September 30, 2009 we had $140 in cash.  The only fixed asset we have is the Equipment Purchase Agreement which was entered into on May 31, 2009 and acquired through the Coronado purchase.  It is valued at $3,250,000.

While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of this strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Revenues

For the period from inception through September 30, 2009, we had no revenue. Expenses incurred while under development for the period from inception (August 31, 2007) through September 30, 2009 were $289,179 resulting in a net loss of $289,179.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements for the year ended April 30, 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations as of September 30, 2009 as the Company’s material investment was made effective September 29, 2009 just one day prior to the end of the quarter.  This standard may have a material impact in future reporting periods.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

(a) Management of Recovery Energy is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision of the President and Chief Executive Officer and the Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management evaluated the design and operation of our internal control over financial reporting as of September 30, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. During the quarter ended September 30, 2009, the Company elected a new CEO/CFO as a result of the change in control and new business focus.  This was not as a result of any control weaknesses or acts by the incumbent CEO or CFO.  Other than these changes, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

–	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
–
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

–	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2009, we issued 250,000 shares of our Common Stock to Edward Mike Davis, LLC, a Nevada limited liability company, in connection with a Purchase and Sale Agreement for the Church Field located in Washington County, Colorado.

Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.  These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On September 21, 2009, we issued 2,100,000 shares of our Common Stock to Capital Asset Lending, Inc., a California corporation, Westmoore Lending, LLC, a California limited liability company, and Westmoore Lending Opportunities, LLC, a California limited liability company pursuant to the terms of a convertible note that automatically converted at the time of the reverse merger at a $1.55 per share conversion price.

Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.  These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Pursuant to the Lock-Up Agreement on September 21, 2009, we issued 85,000 shares of our Common Stock to Tryon under certain conditions.

Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.  These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 28, 2009, we changed our name to Recovery Energy, Inc.  This name change was effected through an Amendment to the Company’s Articles of Incorporation which was approved by the Company’s shareholders at a special meeting held on September 28, 2009.   The Amendment became effective upon its filing with the Secretary of State of Nevada on October 2, 2009.

As of the opening of trading on October 20, 2009, our Common Stock, which previously traded on the Over-the-Counter Bulletin Board under the ticker symbol “UVHO” began trading under the new ticker symbol “RECV”.

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

Universal Holdings, Inc.

Date: November 16, 2009	By:	/s/ Jeffrey Beunier
Jeffrey Beunier
Chief Executive Officer and Principal Accounting Officer