Form 10-K
period 2009-12-31
RECOVERY ENERGY, INC.
filed 2010-04-14
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 333-152571

Recovery Energy, Inc.
(Name of registrant as specified in its charter)

NEVADA	74-3231613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Wynkoop Street, Suite 200, Denver, CO 80202
(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code:  (888) 887-4449

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$0.0001 par value Common Stock

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:  $53,436,003.

As of April 14, 2010, 13,358,001 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders for 2010 to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III hereof.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2009
RECOVERY ENERGY INC

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things, our proposed exploration and drilling operations on our various properties, the expected amount of capital required to finance our 2009 capital budget, the expected production and revenue from our various properties, and estimates regarding the reserve potential of our various properties.  These and other factors that may affect our results are discussed more fully in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by law, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I
Item 1.  BUSINESS

Industry terms used in this report are defined in the Glossary of Oil and Natural Gas Term located at the end of this Item 1.

Overview

Recovery Energy Inc. is a development stage independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the United States. Our business strategy is designed to create maximum shareholder value by leveraging the knowledge, expertise and experience of our management team along with that of our operating partners.

We target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, Wyoming, Kansas, Oklahoma, and Texas. We currently own interests in approximately 18,800 gross (13,900 net) leasehold acres, of which 15,960 gross (12,286 net) acres are classified as undeveloped acreage.

  As of December 31, 2009, we had not successfully acquired any properties; therefore our total production was 0 mboe net. The total 2009 year end proved reserves is also 0 mboe.

Our executive offices are located at 1515 Wynkoop Street, Suite 200, Denver, Colorado 80202, and our telephone number is (888) 887-4449.  Our web site is www.recoveryenergyco.com.  Additional information which may be obtained through our web site does not constitute part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Recent Developments and Related Transactions

During fiscal year 2009 through the date of this report, we have engaged in the following transactions, some of which were with related parties:

On September 21, 2009, the Company purchased 100% of the outstanding membership units of Recovery Energy Services, LLC (f/k/a Coronado Acquisition, LLC) for 85,000 shares of our Common Stock.  In connection with this acquisition, the Company agreed to convert a $3,250,000 note that was issued by Recovery Energy Services, LLC into 2,100,000 shares of the Company's common stock.  The $3,250,000 note was used to fund the acquisition of two drilling rigs in May 2009.  The Registrant was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) immediately before the completion of the transaction.  We changed our name from Universal Holdings, Inc. to Recovery Energy, Inc. at the completion of the transaction.

We entered into two purchase and sale agreements with Edward Mike Davis, LLC (“Davis”) for the purchase of oil and gas properties, one effective October 1, 2009 for the Church Field and the other effective December 1, 2009 for the Wilke Field.  Simultaneously with the execution of the first agreement (Church Field), the Company sold 50% of the interests purchased in the Church Field to a third party for $750,000.

Pursuant to the first agreement (Church Field), Davis elected to require Recovery to repurchase the 250,000 shares of common stock issued as part of the purchase price for $750,000.  As a result of the seller’s election, the Company sold to IEXCO, LLC a company controlled by Roger A. Parker, chairman of our Board of Directors, its remaining 50% interest in the properties that were purchased under the purchase and sale agreement effective October 1, 2009 for $750,000 cash.  Pursuant to this agreement with IEXCO, LLC, the Company had the right to repurchase such interest at $825,000 exercisable until March 15, 2010.  The Company also paid the seller $750,000 in exchange for the 250,000 shares of common stock issued pursuant to the first agreement, which was accompanied by a mutual release.   The Company did not exercise its repurchase option and therefore does not own an interest in the Church Field as of the date of this filing.   Starting in January 2010, Recovery was appointed as the operator for the Church Field and accordingly Recovery charges the working interest owners an operator’s fee for each well each month.  IEXCO, LLC will pay Recovery its share of the operator fee which is 50% of the monthly per well charge.

Under the second agreement (Wilke Field) we were required to pay the $2,200,000 cash portion of the purchase price on December 18, 2009, and that payment was not made.  As of December 31, 2009 the property reverted back to Davis and the Company retained an option to repurchase the property at Davis’s discretion through January 15, 2010.

In January, 2010 the Company acquired the Wilke Field from Davis for $4,500,000 effective as of January 1, 2010.  Included in the acquisition were seven producing wells and a 50% working interest in two development prospects located in Nebraska and Colorado.  In February, 2010 the Company entered into a credit agreement with Hexagon Investments, LLC to finance 100% of the repurchase of the Wilke Field properties.   The loan bears annual interest of 15%, will mature on December 1, 2010 and is secured by mortgages on the Wilke Field properties.  Hexagon Investments received 1,000,000 shares of the Company's common stock in connection with the financing.  Hexagon Investments has the right to cause the sale of the Wilke Field properties and use the proceeds to repay the loan at any time after October 29, 2010 if the Company has not completed a private equity sale by that date sufficient to repay the loan in full on or before December 1, 2010.  The credit agreement contained customary terms such as representations and warranties and indemnification.

In March, 2010 the Company acquired the Albin Field properties from Davis for $6,000,000 and 550,000 shares of our common stock.  We simultaneously entered into a loan agreement with Hexagon Investments to finance 100% of the cash portion of the purchase price.  The loan bears annual interest of 15%, will mature on December 1, 2010 and is secured by mortgages on the Albin Field properties.  Hexagon Investments received 750,000 shares of the Company’s common stock in connection with the financing.  Hexagon Investments has the right to cause the sale of the Albin Field properties and use the proceeds to repay the loan at any time after October 29, 2010 if the Company has not completed a private equity sale by that date sufficient to repay the loan in full on or before December 1, 2010.  The credit agreement contains customary terms such as representations and warranties and indemnification.

Davis and Hexagon currently own 2,000,000 shares and 1,750,000 shares, respectively, of our common stock, representing 14.9% and 13.1%, respectively, of our outstanding shares at March 31, 2010.

Each of these transactions were approved by our board of directors.

Our Oil and Gas Operations

We intend to invest primarily in domestic oil and natural gas interests, including producing properties, prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in Colorado, Nebraska, Wyoming, Kansas, Oklahoma, and Texas.  We intend to divest the two drilling rigs we currently own.

Our Strategy

It is our belief that the exploration and production industry’s most significant value creation occurs through the drilling of successful development wells and the enhancement of oil recovery in mature fields.  Our goal is to create significant value while maintaining a low cost structure.  To this end, our business strategy includes the following elements:

Participation in development prospects in known producing basins. We pursue prospects in known producing onshore basins where we can capitalize on our development and production expertise. We intend to operate the majority of our properties and evaluate each prospect based on its geological and geophysical merits.

Negotiated acquisitions of properties. We acquire producing properties based on our view of the pricing cycles of oil and natural gas and available exploration and development opportunities of proved, probable and possible reserves.

Leasing of prospective acreage. In the course of our business, we identify drilling opportunities on properties that have not yet been leased.  At times, we take the initiative to lease prospective acreage and sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage.

Controlling Costs.    We maximize our returns on capital by minimizing our expenditures on general and administrative expenses.  We also minimize initial capital expenditures on geological and geophysical overhead, seismic data, hardware and software by partnering with cost efficient operators that have already invested capital in such.  We also outsource some of our geological, geophysical, reservoir engineering and land functions in order to help reduce capital requirements.

We intend to use commodity price hedging instruments to reduce our exposure to oil and natural gas price fluctuations and to help ensure that we have adequate cash flow to fund our debt service costs and capital programs. From time to time, we will enter into futures contracts, collars and basis swap agreements, as well as fixed price physical delivery contracts; however, it is our preference to utilize hedging strategies that provide downside commodity price protection without unduly limiting our revenue potential in an environment of rising commodity prices.  We intend to use hedging primarily to manage price risks and returns on certain acquisitions and drilling programs.  Our policy is to consider hedging an appropriate portion of our production at commodity prices we deem attractive.  In the future we may also be required by our lenders to hedge a portion of production as part of any financing.

It is our long-term goal to achieve a well diversified and balanced portfolio of oil and natural gas producing properties located in North America.

At the present time, we have one employee, who serves as our Chief Executive Officer.    We employ the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We also pursue alliances with third parties in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.  We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

Principal Oil and Gas Interests

As of December 31, 2009 we did not own any interests in oil or gas assets.  Subsequent to December 31, 2009 we completed the acquisition of seven producing wells in the Nebraska and Colorado portion of the DJ Basin in the Wilke acquisition, as well as interest in two development projects and in March, we acquired four producing wells in the Nebraska and Wyoming portion of the DJ Basin in the Albin acquisition as well as interest in 15,900 acres of undeveloped leases, each described under “Recent Developments” above.

Competition

We compete with numerous other companies in virtually all facets of our business. Our competitors in the exploration, development, acquisition and production business include major integrated oil and gas companies as well as numerous independents, including many that have significantly greater financial resources and in-house technical expertise than we do.

Marketing and Pricing

We will derive revenue principally from the sale of oil and natural gas. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil and natural gas. We will sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas.

Our revenues, cash flows, profitability and future rate of growth will depend substantially upon prevailing prices for oil and natural gas. Prices may also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of natural gas and crude oil.  Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

•	changes in global supply and demand for oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	the price and quantity of imports of foreign oil and natural gas;
•	acts of war or terrorism;
•	political conditions and events, including embargoes, affecting oil-producing activity;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption; and
•	the price and availability of alternative fuels.

From time to time, we will enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

•	our production and/or sales of natural gas are less than expected;
•	payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or
•	the counter party to the hedging contract defaults on its contract obligations.

In addition, hedging arrangements may limit the benefit we would receive from increases in the prices for oil and natural gas. We cannot assure you that any hedging transactions we may enter into will adequately protect us from declines in the prices of oil and natural gas. On the other hand, where we choose not to engage in hedging transactions in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions.

Government Regulations

General. Our operations covering the exploration, production and sale of oil and natural gas are subject to various types of federal, state and local laws and regulations. The failure to comply with these laws and regulations can result in substantial penalties. These laws and regulations materially impact our operations and can affect our profitability. However, we do not believe that these laws and regulations affect us in a manner significantly different than our competitors. Matters regulated include permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties, restoration of surface areas, plugging and abandonment of wells, requirements for the operation of wells, and taxation of production. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of oil and natural gas, these agencies have restricted the rates of flow of oil and natural gas wells below actual production capacity, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and natural gas, by-products from oil and natural gas and other substances and materials produced or used in connection with oil and natural gas operations. While we believe we will be able to substantially comply with all applicable laws and regulations, the requirements of such laws and regulations are frequently changed. We cannot predict the ultimate cost of compliance with these requirements or their effect on our actual operations.

Federal Income Tax. Federal income tax laws significantly affect our operations. The principal provisions that affect us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, our domestic “intangible drilling and development costs” and to claim depletion on a portion of our domestic oil and natural gas properties based on 15% of our oil and natural gas gross income from such properties (up to an aggregate of 1,000 barrels per day of domestic crude oil and/or equivalent units of domestic natural gas).

Environmental Matters. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require us to incur costs to remedy discharges. Natural gas, oil or other pollutants, including salt water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities of oil and gas wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities.

A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing and may, in addition to other laws, impose liability in the event of discharges, whether or not accidental, failure to notify the proper authorities of a discharge, and other noncompliance with those laws. Compliance with such laws and regulations may increase the cost of oil and gas exploration, development and production, although we do not anticipate that compliance will have a material adverse effect on our capital expenditures or earnings. Failure to comply with the requirements of the applicable laws and regulations could subject us to substantial civil and/or criminal penalties and to the temporary or permanent curtailment or cessation of all or a portion of our operations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund law,” imposes liability, regardless of fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where the release occurred and companies that dispose or arrange for disposal of the hazardous substances found at the time. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and severable liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We could be subject to liability under CERCLA because our jointly owned drilling and production activities generate relatively small amounts of liquid and solid waste that may be subject to classification as hazardous substances under CERCLA.

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by OPA. In addition, to the extent we acquire offshore leases and those operations affect state waters, we may be subject to additional state and local clean-up requirements or incur liability under state and local laws. OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. We cannot predict whether the financial responsibility requirements under the OPA amendments will adversely restrict our proposed operations or impose substantial additional annual costs to us or otherwise materially adversely affect us. The impact, however, should not be any more adverse to us than it will be to other similarly situated owners or operators.

The Federal Water Pollution Control Act Amendments of 1972 and 1977 (“Clean Water Act”) imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production. The Safe Drinking Water Act of 1974, as amended, establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

The Clean Air Act of 1963 and subsequent extensions and amendments, known collectively as the “Clean Air Act”, and state air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

There are numerous state laws and regulations in the states in which we operate which relate to the environmental aspects of our business. These state laws and regulations generally relate to requirements to remediate spills of deleterious substances associated with oil and gas activities, the conduct of salt water disposal operations, and the methods of plugging and abandonment of oil and gas wells which have been unproductive. Numerous state laws and regulations also relate to air and water quality.

We do not believe that our environmental risks will be materially different from those of comparable companies in the oil and gas industry. We believe our present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, we cannot assure you that environmental laws will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect our financial condition and results of operations. Although we maintain liability insurance coverage for liabilities from pollution, environmental risks generally are not fully insurable.

In addition, because we have acquired and may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

Federal Leases. For those operations on federal oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, on federal lands in the United States, the Minerals Management Service ("MMS") prescribes or severely limits the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS prohibits deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a process of promulgating new rules and procedures for determining the value of crude oil produced from federal lands for purposes of calculating royalties owed to the government. The natural gas and crude oil industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on our operations.

Other Laws and Regulations. Various laws and regulations often require permits for drilling wells and also cover spacing of wells, the prevention of waste of natural gas and oil including maintenance of certain gas/oil ratios, rates of production and other matters. The effect of these laws and regulations, as well as other regulations that could be promulgated by the jurisdictions in which we have production, could be to limit the number of wells that could be drilled on our properties and to limit the allowable production from the successful wells completed on our properties, thereby limiting our revenues.

Employees

We have one employee, who serves as our Chief Executive Officer. For the foreseeable future, we intend to only add additional personnel as our operational requirements grow, in the interim, we plan to continue to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

bbl. Stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

bcf. Billion cubic feet of natural gas.

boe. Barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

boe/d. boe per day.

Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Condensate. Hydrocarbons which are in the gaseous state under reservoir conditions and which become liquid when temperature or pressure is reduced. A mixture of pentanes and higher hydrocarbons.

Development well. A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

Drilling locations. Total gross locations specifically quantified by management to be included in the Company’s multi-year drilling activities on existing acreage. The Company’s actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

Dry hole. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

 Formation. An identifiable layer of rocks named after its geographical location and dominant rock type.

Lease. A legal contract that specifies the terms of the business relationship between an energy company and a landowner or mineral rights holder on a particular tract of land.

Leasehold. Mineral rights leased in a certain area to form a project area.

mbbls. Thousand barrels of crude oil or other liquid hydrocarbons.

mboe. Thousand barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids mcf. Thousand cubic feet of natural gas.

mcfe. Thousand cubic feet equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mmbbls. Million barrels of crude oil or other liquid hydrocarbons.

mmboe. Million barrels of crude oil equivalent, determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

mmbtu. Million British Thermal Units.

mmcf. Million cubic feet of natural gas.

Net acres, net wells, or net reserves. The sum of the fractional working interest owned in gross acres, gross wells, or gross reserves, as the case may be.

ngl. Natural gas liquids, or liquid hydrocarbons found in association with natural gas.

Overriding royalty interest. Is similar to a basic royalty interest except that it is created out of the working interest. For example, an operator possesses a standard lease providing for a basic royalty to the lessor or mineral rights owner of 1/8 of 8/8. This then entitles the operator to retain 7/8 of the total oil and natural gas produced. The 7/8 in this case is the 100% working interest the operator owns. This operator may assign his working interest to another operator subject to a retained 1/8 overriding royalty. This would then result in a basic royalty of 1/8, an overriding royalty of 1/8 and a working interest of 3/4. Overriding royalty interest owners have no obligation or responsibility for developing and operating the property. The only expenses borne by the overriding royalty owner are a share of the production or severance taxes and sometimes costs incurred to make the oil or gas salable.

Plugging and abandonment. Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

Present value of future net revenues (PV-10). The present value of estimated future revenues to be generated from the production of estimated net proved reserves,  net of estimated production and future development costs, using the simple 12 month first of month average price and current costs (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.  While this measure does not include the effect of income taxes as it would in the use of the standardized measure calculation, it does provide an indicative representation of the relative value of the company on a comparative basis to other companies and from period to period.

Production. Natural resources, such as oil or gas, taken out of the ground.

Proved reserves. The quantities of oil, natural gas and natural gas liquids, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs under existing economic conditions and operating conditions.

Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Probable Reserves. Probable reserves are those additional reserves which analysis of geoscience and engineering data indicate are less likely to be recovered than proved reserves but more certain to be recovered than possible reserves. It is equally likely that actual remaining quantities recovered will be greater than or less than the sum of the estimated proved plus probable reserves (2P). In this context, when probabilistic methods are used, there should be at least a 50-percent probability that the actual quantities recovered will equal or exceed the 2P estimate.

Possible Reserves. Possible reserves are those additional reserves which analysis of geoscience and engineering data suggest are less likely to be recoverable than probable reserves. The total quantities ultimately recovered from the project have a low probability to exceed the sum of proved plus probable plus possible reserves (3P), which is equivalent to the high estimate scenario. In this context, when probabilistic methods are used, there should be at least a 10-percent probability that the actual quantities recovered will equal or exceed the 3P estimate.

  Productive well. A well that is found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Project. A targeted development area where it is probable that commercial gas can be produced from new wells.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Recompletion. The process of re-entering an existing well bore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

Reserves. Oil, natural gas and gas liquids thought to be accumulated in known reservoirs.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible nature gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

Secondary Recovery. A recovery process that uses mechanisms other than the natural pressure of the reservoir, such as gas injection or water flooding, to produce residual oil and natural gas remaining after the primary recovery phase.

Shut-in. A well that has been capped (having the valves locked shut) for an undetermined amount of time. This could be for additional testing, could be to wait for pipeline or processing facility, or a number of other reasons.

Standardized measure. The present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

Successful. A well is determined to be successful if it is producing oil or natural gas, or awaiting hookup, but not abandoned or plugged.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Water flood. A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil and enhance hydrocarbon recovery.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

Item 1A. RISK FACTORS

CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING
INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other of our representatives to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from operators, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

Risks Related to our Company

Since inception, we have not had any revenue and have incurred operating losses, and our accountants expressed doubts about our ability to continue as a going concern.  For the year ended December 31, 2009, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception.  We will need to raise additional capital to fund our business in the near term.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. We believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing or cash generated from oil and gas operations.

As of December 31, 2009, we had negative working capital of ($44,228), including $108,400 of cash and cash equivalents and $20,876 of restricted cash.  As of December 31, 2009, based on our working capital, we believe we do not have sufficient working capital to fund our operations and expected commitments for exploration and development through June 30, 2010 and we will require additional working capital to fund our operations prior to June 30, 2010.

We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.   Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision. In March 2009, Coronado Acquisition, LLC was formed and acquired two drilling rigs. In January 2010, we acquired our first oil and gas prospects and received our first revenues from oil and gas production in February 2010. Accordingly, there is little operating history upon which to judge our business strategy, our management team or our current operations.

We have a history of losses and cannot assure you that we will be profitable in the foreseeable future.   Since our inception on March 6, 2009, through December 31, 2009, we have incurred a net loss from operations of $29,761,381.  If we fail to generate profits from our operations, we will not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our company as a going concern.

We have limited management and staff and will be dependent upon partnering arrangements. As of March 2010, we have one employee, who serves as our Chief Executive Officer. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

•	the possibility that such third parties may not be available to us as and when needed; and
•	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price will be materially adversely affected.

The loss of our Chief Executive Officer or our Board Chairman could adversely affect us. We are dependent on the extensive experience of our Chief Executive Officer and our Board Chairman to implement our acquisition and growth strategy. The loss of the services of either of these individuals could have a negative impact on our operations and our ability to implement our strategy.

In addition to acquiring producing properties, we may also grow our business through the acquisition and development of exploratory oil and gas prospects, which is the riskiest method of establishing oil and gas reserves. In addition to acquiring producing properties, we may acquire, drill and develop exploratory oil and gas prospects that are profitable to produce.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. Moreover, the successful drilling or completion of an exploratory oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations. If we are unable to successfully acquire and develop exploratory oil and gas prospects, our results of operations, financial condition and stock price will be materially adversely affected.

Hedging transactions may limit our potential gains or result in losses. In order to manage our exposure to price risks in the marketing of our oil and natural gas, from time to time we may enter into oil and gas price hedging arrangements with respect to a portion of our proved developed producing production. While these contracts are intended to reduce the effects of volatile oil and natural gas prices, they may also limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the contract. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received;
•	our production and/or sales of oil or natural gas are less than expected;
•	payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or
•	the other party to the hedging contract defaults on its contract obligations.

We cannot assure you that any hedging transactions we may enter into will adequately protect us from declines in the prices of oil and natural gas. On the other hand, where we choose not to engage in hedging transactions in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions. In addition, the counterparties under our derivatives contracts may fail to fulfill their contractual obligations to us.

Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of oil and natural gas.   If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties, negatively impacting the trading value of our securities.  There is a risk that we will be required to write down the carrying value of our oil and gas properties, which would reduce our earnings and stockholders’ equity.   The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  The Company records all capitalized costs into a single cost center as all operations are conducted within The United States.  Such costs include land acquisition costs, geological and geophysical expenses carry charges on non-producing properties, costs of drilling directly related to acquisition and exploration activities.  Proceeds from property sales are generally credit to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Additional write downs could occur if oil and gas prices decline or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our drilling results.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.   Significant growth in the size and scope of our operations could place a strain on our financial, technical, operational and management resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geologists, engineers and other professionals in the oil and gas industry could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Unless we find new oil and gas reserves, our reserves and production will decline, which would materially and adversely affect our business, financial condition and results of operations.   Producing oil and gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors.  Thus, our future oil and gas reserves and production and, therefore, our cash flow and revenue are highly dependent on our success in efficiently obtaining reserves and acquiring additional recoverable reserves.  We may not be able to develop, find or acquire reserves to replace our current and future production at costs or other terms acceptable to us, or at all, in which case our business, financial condition and results of operations would be materially and adversely affected.

The unavailability or high cost of drilling rigs, equipment supplies or personnel could adversely affect our ability to execute our exploration and development plans.   The oil and gas industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies or qualified personnel.  During these periods, the costs of rigs, equipment and supplies may increase substantially and their availability may be limited.  In addition, the demand for, and wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases.  The higher prices of oil and gas during the last several years have resulted in shortages of drilling rigs, equipment and personnel, which have resulted in increased costs and shortages of equipment in program areas we operate.  If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration and development plans could be materially and adversely affected and, as a result, our financial condition and results of operations could be materially and adversely affected.

Covenants in our credit agreements impose significant restrictions and requirements on us.   Our two credit agreements contain a number of covenants imposing significant restrictions on us, including restrictions on our repurchase of, and payment of dividends on, our capital stock and limitations on our ability to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets and create liens on our assets.  These restrictions may affect our ability to operate our business, to take advantage of potential business opportunities as they arise and, in turn, may materially and adversely affect our business, financial conditions and results of operations.

Our credit agreements mature on December 1, 2010, and our lender may foreclose on the Wilke Field and Albin Field properties sooner than that.  Our lender has the right to cause the sale of the Wilke Field properties and the Albin Field properties and use the proceeds to repay the loans at any time after October 29, 2010 if the Company has not completed a private equity sale by that date sufficient to repay each loan in full on or before December 1, 2010.  Failure to complete such an equity sale or to refinance the loans by October 29, 2010 could result in the loss of the Wilke Field and Albin Field properties which would adversely affect our business, financial condition and results of operations.

We are exposed to operating hazards and uninsured risks.   Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

•	fire, explosions and blowouts;
•	pipe failure;
•	abnormally pressured formations; and
•	environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

These events may result in substantial losses to us from:

•	injury or loss of life;
•	severe damage to or destruction of property, natural resources and equipment;
•	pollution or other environmental damage;
•	clean-up responsibilities;
•	regulatory investigation;
•	penalties and suspension of operations; or
•	attorney's fees and other expenses incurred in the prosecution or defense of litigation.

As is customary in our industry, we maintain insurance against some, but not all, of these risks.  We cannot assure you that our insurance will be adequate to cover these losses or liabilities.  We do not carry business interruption insurance.  Losses and liabilities arising from uninsured or underinsured events may have a material adverse effect on our financial condition and operations.

           We carry well control insurance for our drilling operations.  Our coverage includes blowout protection and liability protection on domestic wells.

The producing wells in which we have an interest occasionally experience reduced or terminated production.  These curtailments can result from mechanical failures, contract terms, pipeline and processing plant interruptions, market conditions and weather conditions.  These curtailments can last from a few days to many months.

Risks Relating to the Oil and Gas Industry

Oil and natural gas and oil prices are highly volatile and have declined significantly since mid 2008, and lower prices will negatively affect our financial condition, planned capital expenditures and results of operations.    Since mid 2008, publicly quoted spot oil and natural gas prices have declined significantly from record levels in July 2008 of approximately $145.31 per Bbl (West Texas Intermediate) and $13.10 per Mcfe (NYMEX) to approximately $81.25 per Bbl and $4.10 per Mcfe as of March 24, 2010. In the past, some oil and gas companies have curtailed production to mitigate the impact of low natural gas and oil prices. We may determine to shut in a portion of our production as a result of the decrease in prices. The decrease in oil and natural gas prices has had a significant impact on our financial condition, planned capital expenditures and results of operations. Further declines in oil and natural gas prices or a prolonged period of low oil and natural gas prices may materially adversely affect our financial condition, liquidity (including our borrowing capacity under our credit facilities), ability to finance planned capital expenditures and results of operations.   Oil and natural gas are commodities and are subject to wide price fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

•	changes in global supply and demand for oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	the price and quantity of imports of foreign oil and natural gas;
•	acts of war or terrorism;
•	political conditions and events, including embargoes, affecting oil-producing activity;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption;
•	the price and availability of alternative fuels; and
•	market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but may also reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Our industry is highly competitive which may adversely affect our performance, including our ability to participate in ready to drill prospects in our core areas. We operate in a highly competitive environment. In addition to capital, the principal resources necessary for the exploration and production of oil and natural gas are:

•	leasehold prospects under which oil and natural gas reserves may be discovered;
•	drilling rigs and related equipment to explore for such reserves; and
•	knowledgeable personnel to conduct all phases of oil and natural gas operations.

We must compete for such resources with both major oil and natural gas companies and independent operators. Virtually all of these competitors have financial and other resources substantially greater than ours. We cannot assure you that such materials and resources will be available when needed. If we are unable to access material and resources when needed, we risk suffering a number of adverse consequences, including:

•	the breach of our obligations under the oil and gas leases by which we hold our prospects and the potential loss of those leasehold interests;
•	loss of reputation in the oil and gas community;
•	a general slow down in our operations and decline in revenue; and
•	decline in market price of our common shares.

Acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Our reserve estimates will depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of reserves shown in these reports.

In order to prepare reserve estimates in its reports, our independent petroleum consultant projected production rates and timing of development expenditures. Our independent petroleum consultant also analyzed available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary and may not be in our control. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, our independent petroleum consultant may adjust estimates of proved reserves to reflect production history, drilling results, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Prospects that we decide in which to participate may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return. A prospect is a property in which we own an interest and have what we believe, based on available seismic and geological information, to be indications of oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion cost or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analysis we perform using data from other wells, more fully explored prospects and/or producing fields will be useful in predicting the characteristics and potential reserves associated with our drilling prospects.

We are subject to numerous laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to extensive federal, state and local laws and regulations relating to the exploration, production and sale of oil and natural gas, and operating safety. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may result in substantial penalties and harm to our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with governmental regulations, such as:

•	land use restrictions;
•	lease permit restrictions;
•	drilling bonds and other financial responsibility requirements, such as plugging and abandonment bonds;
•	spacing of wells;
•	unitization and pooling of properties;
•	safety precautions;
•	operational reporting; and
•	taxation.

Under these laws and regulations, we could be liable for:

•	personal injuries;
•	property and natural resource damages;
•	well reclamation cost; and
•	governmental sanctions, such as fines and penalties.

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. It is also possible that a portion of our oil and gas properties could be subject to eminent domain proceedings or other government takings for which we may not be adequately compensated. See Item 1 “ Business—Government Regulations” for a more detailed description of our regulatory risks.

Our operations may incur substantial expenses and resulting liabilities from compliance with environmental laws and regulations. Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

•	require the acquisition of a permit before drilling commences;
•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
•	impose substantial liabilities for pollution resulting from our operations.
Failure to comply with these laws and regulations may result in:

•	the assessment of administrative, civil and criminal penalties;
•	incurrence of investigatory or remedial obligations; and
•	the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed. Our permits require that we report any incidents that cause or could cause environmental damages. See Item 1 “Business—Government Regulations” for a more detailed description of our environmental risks.

Risks Relating to our Common Stock

There is no active public market for our shares and we cannot assure you that all active trading market or a specific share price will be established or maintained.

Our common stock trades on the OTC BB trading system.  The OTC BB tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks.  There is a greater chance of market volatility for securities that trade on the OTC BB as opposed to a national exchange or quotation system.  This volatility may be caused by a variety of factors including:

•	the lack of readily available price quotations;
•	the absence of consistent administrative supervision of “bid” and “ask” quotations;
•	lower trading volume; and
•	market conditions.

In addition, the value of our common stock could be affected by:

•	actual or anticipated variations in our operating results;
•	changes in the market valuations of other human capital solutions companies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	introduction of new services by our competitors or us;
•	sales of our common stock or other securities in the open market;

•	changes in financial estimates by securities analysts;
•	conditions or trends in the market in which we operate;
•	changes in earnings estimates and recommendations by financial analysts;
•	our failure to meet financial analysts’ performance expectations; and
•	other events or factors, many of which are beyond our control.

In a volatile market, you may experience wide fluctuations in the market price of our securities.  These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market.  In these situations, you may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

We incur increased costs as a result of being an operating public company.

As a public company, we incur increased legal, accounting and other costs that we would not incur as a private company.  The corporate governance practices of public companies are heavily regulated.  For example, public companies are subject to the Sarbanes-Oxley Act of 2002, related rules and regulations of the SEC, as well as the rules and regulations of any exchange or quotation service on which a company’s shares may be listed or quoted.  Compliance with these requirements increases our expenses and makes some activities more time consuming than if we were a private company.  Such additional costs going forward could negatively impact our financial results.

Securities analysts may not initiate coverage of our shares or may issue negative reports, which may adversely affect the trading price of our shares.

We cannot assure you that securities analysts will cover our company.  If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our shares.  The trading market for our shares will rely in part on the research and reports that securities analysts publish about us and our business.  If one or more of the analysts who cover our company downgrades our shares, the trading price of our shares may decline.  If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our shares to decline.  Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our shares.

Item 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to disclose information under this item.

Item 2. PROPERTIES

Company Location and Facilities

Our executive offices are located at 1515 Wynkoop Street, Suite 200, in Denver, Colorado.

We currently own two medium depth drilling rigs which we intend to divest during 2010.  During 2009 we wrote down the value of the two drilling rigs based on market conditions.

We did not own any oil and gas reserves as of December 31, 2009.  Natural gas and crude oil reserves and the estimates of the present value of future net revenues therefrom, will be determined based on the simple 12 first of month average price and current costs. Since September 21, 2009, we have not filed, nor were we required to file, any reports concerning our oil and gas reserves with any federal authority or agency.

Subsequent to December 31, 2009 we acquired seven producing wells located in the Nebraska and Colorado portion of the DJ Basin and four producing wells located in the Nebraska and Wyoming portion of the DJ Basin.  We have not obtained a third party estimate of reserves for these properties as of the date of this filing.

Our oil and natural gas drilling and production activities will be subject to numerous risks, many of which are beyond our control. These risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures and discharges of toxic gases. In addition, title problems, weather conditions and mechanical difficulties or shortages or delays in delivery of drilling rigs and other equipment could negatively affect our operations. If any of these or other similar industry operating risks occur, we could have substantial losses. Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with industry practice, we have obtained insurance against some, but not all, of the risks described above. However, we cannot assure you that the insurance obtained by us will be adequate to cover any losses or liabilities.

For a description of our present oil and gas operational activities, please see “Principal Oil and Gas Interests” in Part I, Item 1 of this report.

Item 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we or our properties are subject.

Item 4. RESERVED

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

Our common stock trades on the OTC market under the symbol “RECV.OB.”

The following table shows the high and low reported sales prices of our common stock for the periods indicated.  Because our stock trades infrequently, we do not believe that these prices are an accurate reflection of the value of our stock.

	High	Low
2009:
Fourth quarter	$5.75	$3.00
September 25, 2009 through September 30, 2009	$6.00	$4.25

Holders

On March 31, 2010, there were approximately 19 owners of record of our common stock.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under various officer employment contracts and under director appointment agreements as of December 31, 2009:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Grants, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Grants, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (b)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	1,484,200	0	0
Total	1,484,200	$0	0

Recent Sales of Unregistered Securities

We have previously disclosed by way of quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during 2009.

Item 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in our “Risk Factors” described herein.

General

We are an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas properties in the United States.  Our business strategy is designed to create maximum shareholder value by leveraging the knowledge, expertise and experience of our management team along with that of our operating partners. Our targeted oil and gas properties are located principally in Colorado, Nebraska, Wyoming, Kansas, Oklahoma, and Texas.

Subsequent to December 31, 2009 we were successful in acquiring our first producing properties.  These assets are located in the Colorado, Nebraska and Wyoming portion of the DJ Basin. We intend to build a balanced portfolio consisting of producing properties and prospects that are geologically diverse, including producing properties, secondary enhanced oil recovery projects, and exploration prospects in our primary area of focus in the Rockies, Mid-Continent and Gulf Coast regions. This diversity provides projects with varied payout periods, helping the company remain competitive in volatile markets. We target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth.

Results of Operations

It is our belief that the exploration and production industry’s most significant value creation occurs through the drilling of successful development wells and the enhancement of oil recovery in mature fields given appropriate economic conditions.  We intend to acquire producing properties based on our view of the pricing cycles of oil and natural gas and available exploration and development opportunities of proved, probable and possible reserves.

           From inception through December 31, 2009

General and administrative expenses for the period ended December 31, 2009 totaled $1,057,306, including non-cash expense $684,778 in compensation expense for outstanding restricted common stock grants issued to executive officers and board members.

Our expense for impairment of equipment held for sale was $2,750,000 for the period ended December 31, 2009.

Non-cash expenses related to the fair value of common stock issued in an attempted property transaction for the period ended December 31, 2009 totaled $5,075,000.  Additional non-cash expenses for the period ended December 31, 2009 included $3,329,106 in fair value for warrants issued to third parties for a commitment to finance a property transaction which did not close, $200,000 related to 85,000 shares issued in conjunction with the merger and $17,500,000 related to 5 million shares acquired by our controlling shareholder group in conjunction with the merger.

Income for the period ended December 31, 2009 totaled $31 and was comprised of interest income.

We incurred a net loss to common stockholders of $29,911,381 for the period ended December 31, 2009.

Plan of Operations

Our plan of operations for the next twelve months is to acquire and develop oil and natural gas prospects, concentrating on those with the lowest development and lifting costs.   Consistent with that is our gradual structuring and staffing of our company toward becoming an operator of the acquired properties.    By becoming an operator, we will have more control over drilling and developmental decisions and will broaden the spectrum of exploration prospects we can consider for participation.  As an operator we should reduce overall finding costs and in the future we may start to generate exploration prospects.

The acquisition and development of properties and prospects and the pursuit of fresh opportunities require that we maintain access to adequate levels of capital.   We will strive for an optimal balance between our property portfolio and our capital structuring that will allow for growth and to the maximum benefit of our shareholders.   The decisions around the balancing of capital needs and property holdings will be a challenge to us as well as all companies in the entire energy industry during this time of continued disruption in the financial markets and an increasing complex global economic picture.  As a function of balancing properties and capital, we may decide to monetize certain properties to reduce debt or to allow us to acquire interest in new prospects or producing properties that may be better suited to the current economic and energy industry environment.

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained under “Financial Condition and Liquidity” below, based on our present working capital, available borrowings under the credit facility and current rate of cash flow from operations, we believe we will need to raise additional capital to fund our operations and expected commitments for exploration and development through, at least, December 31, 2010.  We will seek additional capital through the sale of our securities and we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, as described further below, under the terms of our $10.5 million in credit facilities, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional capital through new bank lines of credit and project financing may be subject to the repayment of outstanding sums drawn from the $10.5 million credit facilities.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, investor relations and tax services.  We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Financial Condition and Liquidity

As of the date of this report, we estimate our capital budget for fiscal 2010 to be approximately $400 thousand, to be deployed for drilling in the Omega and Comanche prospects.

We generated negative cash flow from operations of $381,239 in the three months ending December 31, 2009.  As of December 31, 2009, we had total assets of $895,026 and negative working capital of ($44,228).  Based on our based on our present working capital and current rate of cash flow from operations, we believe we will need to raise additional capital to fund our operations and expected commitments for exploration and development by March 31, 2010.  We will seek additional capital through the sale of our securities and we will endeavor to obtain additional capital through bank lines of credit and project financing.

We will seek to obtain additional working capital through the sale of our securities and, subject to the successful deployment of our cash on hand, we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, other than our two credit agreements for an aggregate of $10,500,000, we have no agreements or understandings with any third parties at this time for additional working capital and we have no history of generating significant cash from oil and gas operations.  Further, under the terms of our credit agreements, we are prohibited from incurring any additional debt from third parties.  Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of the $10,500,000 credit agreements.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires our management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect our financial disclosures.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.  Significant estimates include the valuation of common stock used in various issuances of common stock, options and warrants and estimated fair value of the asset held for sale.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Oil and Natural Gas Properties—Full Cost Method of Accounting

We use the full cost method of accounting whereby all costs related to the acquisition and development of oil and natural gas properties are capitalized into a single cost center referred to as a full cost pool. We record all capitalized cost into a single cost center as all operations are conducted within the United States. These costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. For this purpose, we convert our petroleum products and reserves to a common unit of measure.

 Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed quarterly to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the full cost pool and becomes subject to depletion calculations.

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless the sale would alter the rate of depletion by more than 25%. Royalties paid, net of any tax credits, received are netted against oil and natural gas sales.

In applying the full cost method, we perform a ceiling test on properties that restricts the capitalized costs less accumulated depletion from exceeding an amount equal to the estimated undiscounted value of future net revenues from proved oil and natural gas reserves, as determined by independent petroleum engineers. The estimated future revenues are based on sales prices achievable under existing contracts and posted average reference prices in effect at the end of the applicable period, and current costs, and after deducting estimated future general and administrative expenses, production related expenses, financing costs, future site restoration costs and income taxes. Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves, plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, we would recognize an impairment.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. ASC 360 requires that the Company’s long-lived assets, including its drilling rigs, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718— Stock Compensation which requires companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear immediately after the signature page of this report. See "Index to Financial Statements" on page 27 of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Form 8-K on January 21, 2010 notifying a change in the registrant’s certifying accountants.

Item 9A(T).  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Chief Executive Officer (our principal executive/financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s report on Internal Control Over Financial Reporting

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Chief Executive Officer (our principal executive/financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Recovery;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Recovery are being made only in accordance with authorizations of management and our directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Recovery's assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2009:

(1)
Lack of an independent audit committee. Currently we do not have an audit committee. It is our intention to establish an audit committee of the board that includes a financial expert on our audit committee when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2)
Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of employees who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the fiscal year ended December 31, 2009, we had only one person, an executive officer, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As we had only one full time employee, we also do not have a sufficient compliment of personnel with appropriate training and experience in generally accepted accounting principles (GAAP) and SEC reporting to fully address complex financial reporting matters.

(3)
Insufficient number of independent directors. At the present time, our Board of Directors does not have a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.  During the first quarter of 2010, we appointed an additional board member which resulted in four board members in total, two of whom are independent directors.

(4)
Inadequate physical security of certain information technology assets and data. Due to space limitations, certain network equipment is stored in common areas, which are accessible by unauthorized personnel. In addition, offsite backup of data is sporadic. These factors may result in the loss of financial data, which could adversely affect the reliability of information used to compile the financial statements and related disclosures as filed with the SEC.

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-K for the fiscal year ended December 31, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Except as set forth below, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Ratification of Independent Registered Public Accounting Firm,” “Management,” “Executive Compensation,” “Principal Stockholders” and “Certain Transactions” in Recovery Energy Inc’s definitive proxy statement for its 2009 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a code of conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and have posted the text of the policy on our website (www.recoveryenergyco.com). If we make any substantive amendments to our code of conduct or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, president, chief financial officer or chief accounting officer or corporate controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing in the Company’s 2010 Proxy Statement.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the material appearing in the Company’s 2010 Proxy Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Recent Develops and Related Transactions” in the Item 1. Additional information required by this Item is incorporated herein by reference to the Company’s 2010 proxy statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the material appearing in the Company’s 2010 Proxy Statement.

PART IV
Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS
a)

b) Financial statement schedules
Not applicable.

c) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description
2.1
Membership Unit Purchase Agreement by and among Company, Lanny M. Roof, Judith Lee and Michael Hlvasa dated as of September 21, 2009 (incorporated herein by reference to Exhibit 2.1 to Company's current report filed on form 8-K filed on September 22, 2009).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's form S-1 filed on July 28, 2008).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

10.1
Membership Unit Purchase Agreement by and among the Company, Lanny M. Roof, Judith Lee and Michael Hlvasa, dated as of September 21, 2009 (incorporated herein by reference to Exhibit 10.1 to Company's current report filed on form 8-K filed on September 22, 2009).

10.2
Lock-Up Agreement with Tryon Capital Ventures, LLC as of September 21, 2009 (incorporated herein by reference to Exhibit 10.2 to Company's current report filed on form 8-K filed on September 22, 2009).

10.3	Equipment Purchase Agreement, dated May 31, 2009 (incorporated herein by reference to Exhibit 10.3 to Company's current report filed on form 8-K filed on September 22, 2009).

10.4	Agreement with New Century Capital Partners dated as of November 16, 2009 (incorporated herein by reference to Exhibit 10.4 to Company's current report filed on form 8-K filed on November 23, 2009).

Exhibit No.	Description
10.5
Purchase and Sale Agreement with Edward Mike Davis, L.L.C. for purchase of 100% interest in Church field dated as of October 1, 2009 (incorporated herein by reference to Exhibit 10.5 to Company's current report filed on form 8-K filed on November 13, 2009).

10.6
Purchase and Sale Agreement with Duane M. Freund Irrevocable Trust 2 for purchase of 50% interest in Church field dated as of October 1, 2009 (incorporated herein by reference to Exhibit 10.6 to Company's current report filed on form 8-K filed on November 13, 2009).

10.7
Amended and Restated Employment Agreement of Jeffrey Beunier dated December 31, 2009 (incorporated herein by reference to Exhibit 10.8 to Company's current report filed on form 8-K filed on January 7, 2010).

10.8
Amended and Restated Independent Director Agreement of James J. Miller dated December 31, 2009 (incorporated herein by reference to Exhibit 10.9 to Company's current report filed on form 8-K filed on January 7, 2010).

10.9
Amended and Restated Non-Executive Director Appointment of Roger A. Parker dated December 31, 2009 (incorporated herein by reference to Exhibit 10.10 to Company's current report filed on form 8-K filed on January 7, 2010).

10.10
Purchase and Sale Agreement with Roger A. Parker for Church field dated effective as of October 1, 2009 (incorporated herein by reference to Exhibit 10.11 to Company's current report filed on form 8-K filed on January 21, 2010).

10.11	Purchase and Sale Agreement with Edward Mike Davis, L.L.C. for Wilke Field dated effective as of January 1, 2010.

10.12
Credit Agreement with Hexagon Investments, LLC dated effective as of January 29, 2010 (incorporated herein by reference to Exhibit 10.12 to Company's current report filed on form 8-K filed on March 4, 2010).

10.13
Promissory Note for financing with Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.13 to Company's current report filed on form 8-K filed on March 4, 2010).

10.14	Nebraska Mortgage to Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.14 to Company's current report filed on form 8-K filed on March 4, 2010).

10.15	Colorado Mortgage to Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.15 to Company's current report filed on form 8-K filed on March 4, 2010).

10.16
Purchase and Sale Agreement with Edward Mike Davis, L.L.C. dated effective as of April 1, 2010 (incorporated herein by reference to Exhibit 10.16 to Company's current report filed on form 8-K filed on March 25, 2010).

10.17
Credit Agreement with Hexagon Investments, LLC dated effective as of March 25, 2010 (incorporated herein by reference to Exhibit 10.17 to Company's current report filed on form 8-K filed on March 25, 2010).

10.18
Promissory Note for financing with Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.18 to Company's current report filed on form 8-K filed on March 25, 2010).

10.19	Nebraska Mortgage to Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.19 to Company's current report filed on form 8-K filed on March 25, 2010).

Exhibit No.	Description
10.20	Wyoming Mortgage to Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.20 to Company's current report filed on form 8-K filed on March 25, 2010).

14.1	Code of Ethics.

21.1	List of subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to Company's current report filed on form S-3 filed on January 11, 2010).

23.1	Consent of Hein & Associates LLP.

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Recovery Energy, Inc.

We have audited the accompanying consolidated balance sheet of Recovery Energy, Inc. and subsidiaries (formerly Universal Holdings, Inc.) (a development stage company) as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from March 6, 2009 (Inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recovery Energy, Inc. and subsidiaries (formerly Universal Holdings, Inc.) as of December 31, 2009, and the results of their operations and their cash flows for the period from March 6, 2009 (Inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of Recovery Energy, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

April 14, 2010

RECOVERY ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2009

Assets
Current Assets
Cash	$108,400
Restricted Cash	20,876
Accounts Receivable	100,000
Prepaid assets	55,249
Total current assets	284,525

Property and Equipment	470
Other assets
Restricted cash and deposits	110,031
Assets held for sale, net of impairment of $2,750,000	500,000
Total other assets	610,031

Total assets	$895,026

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$106,355
Related party payable – production payments	70,876
Common stock issuable	100,000
Accrued liabilities	51,523
Total current liabilities	328,754

Total liabilities	328,754

Common Stock subject to redemption rights, $0.0001 par value;
85,000 shares issued and outstanding	172,516

Other Shareholders’ Equity
Common Stock, $0.0001 par value: 100,000,000 shares authorized;
10,774,000 shares issued and outstanding (excluding 85,000 shares subject to redemption)
as of December 31, 2009	1,077
Additional paid-in capital	30,304,060
Accumulated deficit during the development stage	(29,911,381)
Total other shareholders’ equity	393,756

Total Liabilities, Common Stock subject to redemption rights and Other Shareholders’ Equity	$895,026

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
From March 6, 2009 (Inception) through December 31, 2009

Expenses

Impairment of equipment	$2,750,000
Fair value of common stock and warrants issued in attempted property acquisitions (non-cash consideration)	8,404,106
General and administrative (includes $684,778 in non-cash consideration)	1,057,306
Reorganization and merger costs (non-cash consideration)	17,700,000

Total operating expenses	29,911,412
Interest income	31

Net Loss	$(29,911,381)

Net loss per common share -
basic and diluted	$(3.05)

Weighted average shares outstanding -	9,815,683
basic and diluted

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
From March 6, 2009 (Inception) through December 31, 2009

			Other Shareholders' Equity
						Accumulated
						Deficit
	Common Stock Subject				Additional	During the
	to Redemption		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at March 6, 2009 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued in reverse merger, September 21, 2009 at $1.55 and $3.50 per share			9,199,000	920	20,715,333		20,716,253

Common stock issued in lock-up agreement, September 21, 2009 at $2.35 per share	85,000	172,516					-

Common stock issued in attempted Church acquisition, November 6, 2009 at $3.00 per share			250,000	25	749,975		750,000

Issuance of common stock for cash, November 13, 2009 and November 25, 2009 at $4.00 per share			125,000	12	499,988		500,000

Common stock issued in attempted acquisition, December 4, 2009 at $3.50 per share			1,450,000	145	5,074,855		5,075,000

Restricted stock grants and performance options to employees and directors September 2009 and November 2009 at $1.55 and $3.50, respectively					684,778		684,778

Warrants issued for financing commitment, December 11, 2009 at $4.44 per share					3,329,106		3,329,106

Common stock reacquired in attempted Church acquisition on December 15, 2009 at $3.00 per share			(250,000)	(25)	(749,975)		(750,000)

Net Loss						(29,911,381)	(29,911,381)

Balance at December 31, 2009	85,000	$172,516	10,774,000	$1,077	$30,304,060	$(29,911,381)	$393,756

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
From March 6, 2009 (Inception) through December 31, 2009

Cash flows from operating activities
Net loss	$(29,911,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	2,750,000
Fair value of warrants issued	3,329,106
Stock based compensation	684,778
Non-cash reorganization and merger costs	17,700,000
Loss on attempted property acquisitions	5,075,000
Changes in operating assets and liabilities:
Accounts receivable - production payments	(100,000)
Other assets	(55,249)
Restricted cash	(20,876)
Accounts payable	72,469
Accrued expenses	24,038
Related party payable - production payments	70,876
Net cash used in operating activities	(381,239)

Cash flows from investing activities

Sale of properties	1,500,000
Restricted cash and operating bonds	(110,031)
Acquisition of cash purchased in acquisition	140
Purchase of property and equipment	(750,470)
Net cash provided by investing activities	639,639

Cash flows from financing activities
Common stock reacquired in attempted Church acquisition	(750,000)
Proceeds from sale of common stock	500,000
Common stock issuable	100,000
Net cash used in financing activities	(150,000)

Net increase in cash and cash equivalents	108,400
Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$108,400

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
(A Development Stage Company)

Supplemental disclosure of non-cash investing and financing activities
Cash paid for interest	$-
Cash paid for income taxes	$-

Non-cash transactions
Shares issued for non-cash settlement of note payable in reverse merger	$3,250,000
Purchase of rigs for notes payable	$3,250,000
Purchase of properties for common stock	$5,825,000
Purchase of property for note	$2,200,000
Default on notes in property acquisition	$(2,200,000)

Liabilities assumed in reverse merger:
Accounts payable	$1,386
Notes payable	$32,500

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
(A Development Stage Company)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization

On September 21, 2009, Universal Holdings, Inc. (“Universal”), a Nevada corporation, completed the acquisition of Coronado Acquisitions, LLC (“Coronado”). Under the terms of the acquisition, Coronado was merged into Universal. On October 12, 2009, Universal changed its name to Recovery Energy, Inc. (“Recovery”). The Agreement was accounted for as a reverse acquisition with Coronado being treated as the acquirer for accounting purposes. Accordingly, the financial statements of Coronado have been adopted as the historical financial statements of Recovery. See further discussion in Note 3.

Nature of Operations

Recovery is a development stage oil and gas exploration and production company.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included raising capital and acquisitions. We have incurred net losses since inception, and as of December, 2009, had an accumulated deficit of $29,911,381, which includes total non-cash charges from inception of approximately $29.5 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Management recognizes that the Company must generate additional cash resources to enable it to continue operations. We intend to raise additional financing through equity financings or through other means that we deem necessary, with a view to generating operating cash flow from oil and gas producing activities. However, there is no assurance that we will be successful in raising additional capital. Further, even if we raise additional capital, there is no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and ultimately unable to achieve profitable operations and positive cash flows, we will not be able to meet our obligations and may have to cease operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include Recovery Energy Inc and its wholly−owned subsidiaries Recovery Oil and Gas, LLC, Recovery Energy Services, LLC and Universal Products Marketing, Inc.   Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.  Significant estimates include the valuation of common stock used in various issuance of common stock, options and warrants and estimated fair value of the asset held for sale.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

RECOVERY ENERGY, INC.
(A Development Stage Company)

Full Cost Accounting

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”). The Company records all capitalized costs into a single cost center as all operations are conducted within The United States. Such costs include land acquisition costs, geological and geophysical expenses carry charges on non-producing properties, costs of drilling directly related to acquisition and exploration activities. Proceeds from property sales are generally credit to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid debt securities that have original maturities of three months or less. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash deposits.  Restricted cash consists of production payments which are payable to others.

Assets held for sale

Assets held for sale are recorded at the lower of cost or estimated net realizable value.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. ASC 360 requires that the Company’s long-lived assets, including its drilling rigs, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

At December 31, 2009 the Company owned two medium depth drill rigs.  The company assessed the value of the Rigs at December 31, 2009 and concluded that the rigs were impaired.  Accordingly, the company recognized an impairment charge of $2,750,000 for the year ended December 31, 2009.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short term maturity of these instruments.

Revenue Recognition

Other than interest income, the Company did not have any revenues for the year ended 2009.   The Company will record the sale of natural gas and oil as they are produced and sold.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718— Stock Compensation which requires companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

RECOVERY ENERGY, INC.
(A Development Stage Company)

Loss per Common Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented. In addition to common shares outstanding, and in accordance with ASC 260 – Earnings per share. Diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive. For the period ending December 31, 2009, outstanding warrants of 750,000 and 1,484,200 restricted common stock grants have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred. Accordingly, basic shares equal diluted shares for all periods presented.

Income Taxes

For tax reporting, the Company will continue to file its tax returns on an April 30 year end, which is the tax year end of Universal, the legal acquirer.  The taxable income of Universal for the period from May 1, 2009 through September 21, 2009, the reverse merger date, has been included in the Company’s accounting for income taxes as of December 31, 2009.

The Company uses the asset liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

On March 6, 2009, the Company adopted the provisions of ASC 740 –Income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  As of December 31, 2009, the Company has determined that no liability is required to be recognized due to adoption of ASC 740.

Our policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense.  However, we did not accrue interest or penalties at December 31, 2009, because the jurisdiction in which we have unrecognized tax benefits does not currently impose interest on underpayments of tax and we believe that we are below the minimum statutory threshold for imposition of penalties.  We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next 12 months.  In our major tax jurisdiction, the earliest years remaining subject to examination are April 20, 2008 and April 30, 2009.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). The Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and nonauthoritative.  Pursuant to the provisions of ASC 105, the Company has used the ASC references to GAAP in its financial statements. The adoption of ASC 105 did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the ASC guidance for fair value measurements was updated to define fair value, establish a framework for measuring fair value, and expand disclosures related to fair value. The Company adopted the updated guidance for assets and liabilities measured at fair value on a recurring basis on March 6, 2009. In February 2008, the FASB issued an update to the guidance, which delayed the effective date for nonfinancial assets and liabilities, including asset retirement obligations, that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually). The Company adopted the updated guidance for nonfinancial assets and liabilities on Effective for the year ended December 31, 2009.

RECOVERY ENERGY, INC.
(A Development Stage Company)

In April 2009, the guidance was again updated to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate when a transaction is not orderly. The Company adopted this guidance effective for the year ended December 31, 2009. In August 2009, the ASC provided further guidance related to the fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The Company adopted this update effective for the year ended December 31, 2009. None of the aforementioned adoptions related to fair value had a material impact on its financial position, results of operations or cash flows.

In May 2009, the ASC guidance for subsequent events was updated to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance effective for the year ended December 31, 2009.  See Note 11 for the Company’s disclosures about subsequent events.

In June 2008, the ASC guidance was updated to provide clarification as to whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in computing earnings per share under the two-class method provided under ASC 260 — Earnings Per Share. The Company adopted this standard effective for the year ended December 31, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the ASC guidance for derivatives and hedging instruments was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company’s financial position, financial performance and cash flows. The Company adopted the updated guidance effective for the year ended December 31, 2009. See Note 6 for the Company’s disclosures about its derivative instruments and hedging activities.

In November 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring the assets and goodwill acquired and liabilities assumed in an acquisition. The updated guidance also broadened the definition of a business combination and requires an entity to recognize transaction costs separately from the acquisition. The Company adopted the updated guidance effective for the year ended December 31, 2009.

In January 2010, the ASC guidance for reporting oil and gas reserves was updated to align the oil and gas reserve estimation and disclosure requirements with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements. The new guidance expands the definition of reserves, which allows consideration of new technologies. In addition, oil and gas reserves are reported using an average, first-day-of-the-month price based on the prior 12-month period, rather than year-end prices. The new rule is effective for annual reporting periods ending on or after December 31, 2009. The Company adopted these provisions effective December 31, 2009.

New Accounting Pronouncements
In January 2010, the FASB issued ASC Update No. 2010-06, an additional update to the ASC guidance for fair value measurements. The new guidance requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The updated guidance is effective for annual and interim periods beginning December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements, for which the new guidance is effective for fiscal years beginning after December 15, 2010. The adoption of ASC Update 2010-06 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

RECOVERY ENERGY, INC.
(A Development Stage Company)

NOTE 3 - MERGER TRANSACTIONS

On September 21, 2009 Recovery Energy, Inc (formerly known as Universal Holdings, Inc), a non-operating public shell corporation, was merged into Coronado Resources, LLC (“Coronado”), with Universal Holdings (“Universal”) being the surviving legal entity.  The primary reason for the merger was to create an entity which allowed Coronado additional opportunities to raise capital and to provide investors a long-term, public trading market for their common shares.

In connection with the merger, the Company also agreed to convert a note that was issued by Coronado on May 31, 2009 in the principal amount of $3,250,000 (the “Coronado Note”).  The Coronado Note was issued by Coronado to an agent for Capital Asset Lending, Inc., a California corporation, Westmoore Lending, LLC, a California limited liability company, and Westmoore Lending Opportunities, LLC, a California limited liability company (collectively, the “Coronado Noteholders”).  Pursuant to the terms of the Coronado Note, Coronado, at its option, may pay the principal amount of $3,250,000 in shares of a publicly listed company at the rate of one dollar and fifty five cents per share provided the publicly traded company is in current status with its Securities and Exchange Commission (SEC) filing requirements and at the time of tender is quoted on the OTCBB.  Accordingly, under the terms of the Coronado Note, the Company has agreed to issue an aggregate of 2,100,000 shares of its common stock, par value $0.0001 per share, to the Coronado Noteholders in full satisfaction of the Coronado Note.  In conjunction with the merger, Recovery’s controlling shareholders acquired 5,000,000 shares held by the previous officers of Universal Holdings, Inc.  Recovery recognized a reorganization and merger costs of $17,500,000 related to the acquisition of these shares.

Recovery issued a total of 2,185,000 shares of its common stock as a result of the reverse merger.

As a result of this merger, Coronado was deemed the acquirer for accounting purposes, and the transaction was accounted for as a reverse acquisition.  Further, we followed the current guidance of the SEC related to reverse mergers between a private company and a public shell company, and considered the reverse merger as equivalent to a reverse capitalization.  Accordingly, as per SEC guidance for this type of transaction, we recorded no goodwill in the merger.

Assets acquired and liabilities assumed of Universal by Coronado on September 21, 2009 based on their fair values were as follows:

Cash	$140
Accounts payable	(1,386)
Note payable related party	(32,500)
Net liabilities assumed	$(33,746)

In the consolidated statement of operations, expenses include the operations of Universal since September 21, 2009 which is the acquisition date.  The following proforma information presents the results of operations for the year ended December 31, 2009 as if the acquisition had occurred on March 6, 2009:

(unaudited)
Revenue	$-
Net Loss	$29,977,280
Earnings (loss) per share	$(3.05)

For all periods presented, the financial statements of Coronado have been adopted as the historic financial statements of Recovery.  On October 12, 2009 the name of the Company was changed to Recovery Energy, Inc.

RECOVERY ENERGY, INC.
(A Development Stage Company)

NOTE 4 – ATTEMPTED PROPERTY ACQUISITIONS AND COMMITMENTS

During the fourth quarter of 2009, the Company pursued a number of acquisition opportunities.  We entered into two purchase and sale agreements with Edward Mike Davis, LLC (“Davis”) for the purchase of oil and gas properties, one effective October 1, 2009 for the Church Field and the other effective December 1, 2009 for the Wilke Field.  Simultaneously with the execution of the Church Field agreement, we sold 50% of the interests to a third party for $750,000.

Pursuant to the Church Field agreement, the Company paid $750,000 in cash and issued 250,000 shares of common stock, which Davis could put back to the Company at its election for $750,000. The Company sold to IEXCO, LLC, a company controlled by Roger A. Parker, chairman of our Board of Directors, its remaining 50% interest in the properties for $750,000 cash. Pursuant to this agreement with IEXCO, LLC, the Company had the right to repurchase such interest at $825,000 exercisable until March 15, 2010. The Company did not exercise its repurchase option with IEXCO, LLC and therefore does not currently own an interest in the Church Field. Davis also elected to require Recovery to repurchase the 250,000 shares of common stock issued as part of the purchase for $750,000. Starting in January 2010, Recovery was appointed as the operator for the Church Field and accordingly Recovery charges the working interest owners operator’s fee for each well each month. IEXCO, LLC will pay Recovery its share of the operator fee which is 50% of the monthly per well charge.

Under the second agreement (Wilke Field), we were required to pay the $2,200,000 cash portion of the purchase price on December 18, 2009 and issue 1,450,000 shares of common stock which we valued at $3.50 per share.  As the payment was not made as of December 31, 2009 the property reverted back to Davis and the Company retained an option to repurchase the property at Davis’s discretion through January 15, 2010.   As a result of the default under the purchase and sale agreement, the Company was not successful in acquiring the Wilke Field prior to year end and incurred a non-cash expense of $5,075,000 related to the 1,450,000 shares issued in conjunction with the transaction and retained by the seller.  In January 2010, the Company reacquired the Wilke property (see Note 11).

As part of the pursuit of the property acquisitions, the Company issued warrants for 750,000 shares of the Company’s common stock (as more fully described in Note 7) in exchange for an equity commitment related specifically to a potential acquisition.  The Company was not the successful bidder for the acquisition and realized the fair value of the warrants as non-cash expense of $3,329,106.

For the period ended December 31, 2009, the Company accrued $100,000 in accounts receivable and had an offset in payables (including $70,876 to related parties for production payments) related to the Church acquisition, with no impact on the statement of operations as this was considered a contingent purchase for financial reporting.

NOTE 5 – DRILLING RIGS

In May 2009, two drilling rigs were contributed to the Company for a note of $3,250,000.  These rigs were recorded at estimated fair value as this was lower than their predecessor cost basis.  The note holder subsequently converted the note for 2,100,000 shares of common stock (Note 3).  These rigs require certain capital improvements prior to their ability to be functional in operations.

New management has determined that future drilling operations are not part of their strategic plans.  Therefore, the rigs are currently held for sale.

Subsequent to year end, the Company received a letter of intent (LOI) to sell the rigs for $700,000 under which the Company would receive $100,000 cash and the balance in a five-year note.  Management has estimated the net realizable value to be $500,000; therefore, an impairment has been recorded of $2,750,000.  The LOI is subject to various terms and conditions and has not yet closed.  Any gain will be recognized on a cost recovery basis in the future.

RECOVERY ENERGY, INC.
(A Development Stage Company)

NOTE 6 - FINANCIAL INSTRUMENTS AND DERIVATIVES

As of December 31, 2009, we had no commodity swaps. During March 2010, the Company entered into two commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices.  As of April 15, 2010, we had commodity swaps for the following oil volumes:

	Barrels per quarter	Barrels per Day	Price per barrel

2010
Second quarter	7,200	80	$83.20
Third quarter	6,300	70	$83.20
Fourth quarter	5,400	60	$83.20
2011
First quarter	4,500	50	$83.20

2010
Second quarter	7,200	80	$81.25
Third quarter	6,300	70	$81.25
Fourth quarter	5,400	60	$81.25
2011
First quarter	4,500	50	$81.25

NOTE 7 - SHARE BASED COMPENSATION

Recovery has not adopted a Stock Incentive Plan for its management team.  Each member of the board of directors and the management team was awarded restricted stock grants in their respective appointment or employment agreements.

Recovery accounts for stock based compensation arrangements in accordance with the provisions of   ASC 718 Compensation – Stock Compensation.  ASC 718 requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Recovery has implemented ASC 718 effective March 6, 2009.

On September 21, 2009, we granted 464,200 shares of restricted common stock to our new Chief Executive Officer. 20% of the shares vest on January 1, 2011 with the remaining 371,360 shares vesting quarterly in equal amounts on April 1, July 1, October 1, and January 1, 2011, 2012, 2013 and 2014. The fair value of these shares was $719,510 based on the price we obtained for the restricted stock private placements prior to or concurrent with the stock grants.

On November 12, 2009 we granted 1,000,000 shares of restricted common stock, to our new Chairman of the Board. These shares vest on January 1, 2011. The fair value of these shares was $3,500,000 based on the price we obtained for the restricted stock private placements prior to or concurrent with the stock grants.

On November 16, 2009 we granted 20,000 shares of restricted common stock to a board member. 12,500 shares of the stock vest on January 1, 2011 and the remaining 7,500 shares vest in equal amounts quarterly on April 1, July 1, and September 1, 2011.  The fair value of these shares was $70,000 based on the price we obtained for private placements prior to or concurrent with the restricted stock grants. Preferred shares may be issued by the board of directors in such series and preferences as determined by the board of directors.

We recognized stock compensation expense of $684,778 for the year ended December 31, 2009.

RECOVERY ENERGY, INC.
(A Development Stage Company)

A summary of stock grant activity for the year ended December 31, 2009 is presented below:

Shares
Unregistered restricted stock grants outstanding at March 6, 2009	-
Granted	1,484,200
Vested	-
Outstanding at December 31, 2009	1,484,200

Total unrecognized compensation cost related to non-vested stock granted was $3,804,733 as of December 31, 2009. The cost at December 31, 2009 is expected to be recognized over a weighted-average remaining service period of 1.22 years.

A summary of warrant activity for the year ended December 31, 2009 is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at March 6, 2009	-	-
Granted	750,000	$3.50
Exercised, forfeited, or expired	-	-
Outstanding at December 31, 2009	750,000	$3.50
Exercisable at December 31, 2009	750,000	$3.50

The aggregate intrinsic value of warrants as of December 31, 2009 was $1,500,000 based on the Company’s December 31, 2009 closing common stock price of $5.50; and the weighted average remaining contract life was 4.92 years.  The Company utilized an average risk free rate of 1.49%, a dividend yield of 0%, expected volatility of 230%, and an expected term of 5 years to calculate the fair value of the warrants.

In conjunction with the merger, Recovery’s controlling shareholders acquired 5,000,000 shares held by the previous officers of Universal Holdings, Inc.  Recovery recognized a non-cash reorganization and merger expense of $17,500,000 related to the acquisition of these shares.  The fair value of the shares was calculated at $3.50 as this was the price per share for the most recent private placement completed by the Company.

NOTE 8 - SHAREHOLDERS’ EQUITY

On September 21, 2009 Coronado Resources, LLC merged with Recovery Energy, Inc (f/k/a Universal Holdings, Inc).  Coronado assumed all existing assets and liabilities of Recovery.  Recovery issued 85,000 additional shares in conjunction with the reverse merger under a lock-up agreement and Recovery exchanged an existing $3,250,000 note payable into 2,100,000 shares simultaneous with the reverse merger.  The controlling shareholder group acquired 5 million shares previously owned by Universal Holdings, Inc’s executives in conjunction with the merger.  During the fourth quarter, Recovery issued 1,825,000 shares, of which 250,000 were reacquired by the company under a contractual repurchase requirement.

As of December 31, 2009 Recovery has 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 11,024,000 of common shares were issued and 10,774,000 of common shares were outstanding (not including the 85,000 shares issued and outstanding under a lock-up agreement).  No preferred shares were issued or outstanding, such shares, however, may be issued in such series and preferences as determined by the Board of Directors.  85,000 shares of common stock were issued and outstanding under a lock-up agreement that has terms which may result in the Company reacquiring the shares due to circumstances outside of the Company’s control and therefore the shares are preferential to common shares.  The 85,000 shares covered by the lock-up agreement are treated as temporary equity and reported separately from other shareholders’ equity.

RECOVERY ENERGY, INC.
(A Development Stage Company)

As part of the lock-up agreement, the holder of the shares has the right to put the shares back to Recovery based on certain valuations of the shares at specific dates.  The holder of the shares may require Recovery to repurchase 42,500 shares on September 21, 2010 at $0.59 per share ($25,000) if the market value of the shares is less than $25,000 (First Lock-Up period).  Additionally, the holder of the shares may require Recovery to repurchase 42,500 shares on March 21, 2011 at $0.59 per share ($25,000) if the market value of the shares is less than $25,000 (Second Lock-Up period). To properly account for the option held by the holder of the shares in accordance with ASC 815 and ASR 99-1, Recovery calculated the fair value of the put agreement for each lock-up period utilizing Black-Scholes and recorded a liability equal to the fair value of the put options.  Additionally, Recovery recorded the difference between the fair value of the put options and the agreed upon value of the shares as temporary equity.

To calculate the fair value of the put option utilizing Black-Scholes, the Company utilized a price of stock at issuance $5.00, expected volatility of 230%, a strike price of  $0.59 ($25,000/42,500 shares = $0.59), an expected term of 12 months (9/21/2010) for one-half (1/2) of the Shares and eighteen months for  one-half (1/2) of the Shares (3/21/2011), a risk free rate: 0.88%, and a dividend yield: 0%.  The Company realized the fair value of the non-cash expense and liability associated with put option rights of $27,484 included within accrued expenses and classified the equity related to these shares as $172,516 in temporary equity.

In December 2009, the Company sold 66,667 shares at $1.50 per share to a major shareholder, but has yet to receive the signed agreement.  This amount is reflected as common stock issuable as of December 31, 2009.

NOTE 9 - INCOME TAXES

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of December 31, 2009 were:

2009
Deferred tax assets:
Net operating loss carry-forward	$2,670,740
Share-based compensation	1,022,045
Accrued compensation	4,386
Property and equipment	1,045,275
Total deferred tax asset	4,742,446

Valuation allowance	(4,742,446)
Net deferred tax asset	$-

Reconciliation of Company’s effective tax rate to the expected federal tax rate is:

2009
Effective federal tax rate	35.00%
Effect of permanent differences	(20.40%)
State tax rate	3.01%
Other	(1.76%)
Valuation allowance	(15.85%)
Net	0%

At December 31, 2009, Recovery had net operating loss carry-forwards for federal income tax purposes of approximately $6,800,000 that may be offset against future taxable income. Recovery has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carry-forwards will expire in 2029.

RECOVERY ENERGY, INC.
(A Development Stage Company)

NOTE 10 - COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation – At December 31, 2009 there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of December 31, 2009, the Company has not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

Legal Proceedings – The Company may from time to time be involved in various other legal actions arising in the normal course of business.  In the opinion of management, the Company’s liability, if any, in these pending actions would not have a material adverse effect on the financial positions of the Company.  The Company’s general and administrative expenses would include amounts incurred to resolve claims made against the Company.

Potential Stock Grants under Employment/Appointment Agreements - The employment agreement for our chief executive officer and the appointment agreement for our chairman of the board contain provisions which provide these individuals additional stock grants if the Company achieves certain market capitalization miles stones.

Each of our chief executive officer and our chairman are entitled to:

(1)	Upon the Company’s attainment of market capitalization of $100,000,000 or more, 100,000 shares of fully-vested Common Stock;
(2)
Upon the Company’s attainment of market capitalization of at least $200,000,000 or more, the shares specified under subsection (1) to the extent not yet issued, plus 200,000 shares of fully-vested Common Stock;

(3)
Upon the Company’s attainment of market capitalization of $300,000,000 or more, the shares specified under subsections (1) and (2) to the extent not yet issued, plus 300,000 shares of fully-vested Common Stock;

(4)
Upon the Company’s attainment of market capitalization of $400,000,000 or more, the shares specified under subsections (1), (2) and (3) to the extent not yet issued, plus 400,000 shares of fully-vested Common Stock; and

(5)
Upon the Company’s attainment of market capitalization of $500,000,000 or more, the shares specified under subsections (1), (2), (3) and (4) to the extent not yet issued, plus 500,000 shares of fully-vested Common Stock.

No shares have been issued under these agreements, however under ASC 718 Compensation—Stock Compensation, the Company recorded $200,000 of expense during the period ending December 31, 2009.

RECOVERY ENERGY, INC.
(A Development Stage Company)

NOTE 11 - SUBSEQUENT EVENTS

In January, 2010 the Company reacquired the Wilke Field from Davis for $4,500,000 effective as of January 1, 2010.  Included in the acquisition were seven producing wells and a 50% working interest in two development prospects located in Nebraska and Colorado.  In February, 2010 the Company entered into a credit agreement with Hexagon Investments, LLC to finance 100% of the repurchase of the Wilke Field properties.   The loan bears annual interest of 15%, will mature on December 1, 2010 and is collateralized by mortgages on the Wilke Field properties.  Hexagon Investments received 1,000,000 shares of the Company's common stock in connection with the financing.  Hexagon Investments has the right to cause the sale of the Wilke Field properties and use the proceeds to repay the loan at any time after October 29, 2010 if the Company has not completed a private equity sale by that date sufficient to repay the loan in full on or before December 1, 2010.  The credit agreement contained customary terms such as representations and warranties and indemnification.

In March, 2010 the Company acquired the Albin Field properties from Davis for $6,000,000 and 550,000 shares of our common stock.  We simultaneously entered into a loan agreement with Hexagon Investments to finance 100% of the cash portion of the purchase price.  The loan bears annual interest of 15%, will mature on December 1, 2010 and is collateralized by mortgages on the Albin Field properties.  Hexagon Investments received 750,000 shares of the Company’s common stock in connection with the financing.  Hexagon Investments has the right to cause the sale of the Albin Field properties and use the proceeds to repay the loan at any time after October 29, 2010 if the Company has not completed a private equity sale by that date sufficient to repay the loan in full on or before December 1, 2010.  The credit agreement contains customary terms such as representations and warranties and indemnification.

In January, 2010 the Company filed a registration statement for 1,450,000 shares issued under the first purchase agreement for the Wilke field described above.  The statement has not become effective as of the date of this filing.

Subsequent events were evaluated up to the filing with the SEC of these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECOVERY ENERGY INC

Date: April 14, 2010	By:	/s/ Jeffrey A Beunier
Jeffrey A Beunier
Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Parker	Chairman of the Board	April 14, 2010
Roger A Parker
/s/ Jeffrey A Beunier	Chief Executive Officer	April 14, 2010
Jeffrey A Beunier	(Principal Executive Officer)

/s/ Jeffrey A Beunier	Chief Financial Officer	April 14, 2010
Jeffrey A Beunier	(Principal Financial Officer)

/s/ Jeffrey A Beunier	Chief Accounting Officer	April 14, 2010
Jeffrey A Beunier	(Principal Accounting Officer)

/s/ James J Miller	Director	April 14, 2010
James J Miller

/s/ Jeffrey A Beunier	Director	April 14, 2010
Jeffrey A Beunier