Form 10-Q/A
period 2009-09-30
RECOVERY ENERGY, INC.
filed 2010-04-29
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2010:  13,292,334 shares of Common Stock.

Explanatory Note

The Company is filing this amended report on Form 10-Q to reflect the Company’s decision to change the accounting treatment for its September 21, 2009 merger with Coronado Acquisitions, LLC.  The Company initially reported the merger for accounting purposes as the acquisition of Coronado by the Company.  The Company believes that the proper accounting treatment is to report the merger as the acquisition of the Company by Coronado (See Note 6).

Recovery Energy, Inc.
(Formerly, Universal Holdings, Inc.)

FORM 10-Q/A
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Control and Procedures	15

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE

Item 1. Financial Information

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A Development Stage Company)

RESTATED CONSOLIDATED BALANCE SHEETS

September 30, 2009
Assets
Property, plant and equipment	$3,250,000

Total assets	$3,250,000

Liabilities and Shareholder’s Equity
Current Liabilities

Accounts payable	$71,375
Accrued liabilities	37,068
Total Current Liabilities	108,443

Total liabilities	108,443

Common Stock subject to redemption rights, $0.0001 par value,
85,000 shares issued and outstanding	172,516

Other Shareholders’ Equity
Common Stock, $0.0001 par value: 100,000,000 shares authorized;
9,199,000 shares issued (excluding 85,000 shares subject to redemption rights)
and outstanding	920
Additional paid-in capital	3,224,452
Accumulated deficit during development stage	(256,331)
Total other shareholders’ equity	2,969,041

Total Liabilities, Common Stock subject to redemption and Other Shareholders’ Equity	$3,250,000

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A Development Stage Company)
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND
FOR THE PERIOD MARCH 6, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	RESTATED	RESTATED
	March 6, 2009	Three
	(Inception) through	Months Ended
	September 30, 2009	September 30, 2009

Expenses
General and administrative (non-cash compensation $209,119)	$256,331	$256,131

Net Loss	$(256,331)	$(256,331)

Earnings per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	9,284,000	9,284,000

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD MARCH 6, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

6-Mar-09
(Inception) through
30-Sep-09
(UNAUDITED)
Cash flows from operating activities
Net loss	$(256,331)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	9,119
Reorganization and merger costs	200,000

Changes in operating assets and liabilities:
Accounts payable	37,489
Accrued expenses	9,583
Net cash used in operating activities	(140)

Cash flows from investing activities
Acquisition of cash purchased in acquisition	140
Net cash provided by investing activities	140

Cash flows from financing activities	-

Net increase in cash and cash equivalents	-
Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$-
Supplemental disclosure of Non-cash investing and financing activities
Cash paid for interest	$-
Cash paid for federal income taxes	$-

Non-cash transactions
Shares issued for non-cash settlement of note payable in reverse merger	$3,250,000
Purchase of rigs for notes payable	$3,250,000

Liabilities assumed in reverse merger
Accounts Payable	$1,386
Notes Payable	$32,500

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included raising capital and acquisitions.  We have incurred net losses since inception, and as of September 2009, had an accumulated deficit of $256,331.  These conditions raise substantial doubt as to our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

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

On September 21, 2009, Universal Holdings, Inc. (“Universal”), a Nevada corporation, completed the acquisition of Coronado Acquisitions, LLC (“Coronado”) pursuant to the terms of the Membership Unit Purchase Agreement (“Agreement”) from its sole member and unit holder, Michael Hlavsa.  Under the terms of the Agreement, Coronado was merged into Universal.  On October 12, 2009, Universal changed its name to Recovery Energy, Inc. (“Recovery”).  The Agreement was accounted for as a reverse acquisition with Coronado being treated as the acquirer for accounting purposes.  Accordingly, the financial statements of Coronado have been adopted as the historical financial statements of Recovery.

In connection with the Unit Purchase Agreement, the Company also agreed to convert a note that was issued by Coronado to certain noteholders on May 31, 2009 in the principal amount of $3,250,000 (the “Coronado Note”).  The Coronado Note was issued by Coronado to an agent for Capital Asset Lending, Inc., a California corporation, Westmoore Lending, LLC, a California limited liability company, and Westmoore Lending Opportunities, LLC, a California limited liability company (collectively, the “Coronado Noteholders”).  Pursuant to the terms of the Coronado Note, Coronado, at its option, may pay the principal amount of $3,250,000 in shares of a publicly listed company at the rate of one dollar and fifty-five cents per share provided the publicly traded company is in current status with its SEC filing requirements and at the time of tender is quoted on the OTCBB.  Accordingly, under the terms of the Coronado Note, the Company has agreed to issue an aggregate of 2,100,000 shares of its common stock, par value $0.0001 per share, to the Coronado Noteholders in full satisfaction of the Coronado Note.

Since the Company is still in the development stage of its operations, there has been no revenue or earnings of the Company since the date of acquisition of Coronado for this reporting period.

These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations.  All such adjustments are of a normal recurring nature only.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The accompanying 2009 condensed consolidated financial statements include the accounts of Recovery Energy, Inc. from March 6, 2009 (inception). All inter-company accounts have been eliminated in the consolidation.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 the Company had no cash equivalents.

Long-Lived Assets

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

There was no impairment losses recorded during the period ended September 30, 2009.

Loss Per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, and in accordance with ASC 260 – Earnings per share.  Diluted loss per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued.  Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  For the period ending September 30, 2009, 464,200 restricted common stock grants have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

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

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the "Codification") the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2	MERGER TRANSACTIONS

On September 21, 2009 Recovery Energy, Inc (formerly known as Universal Holdings, Inc.), a non-operating public shell corporation, was merged into Coronado Resources, LLC (“Coronado”), with Universal Holdings, Inc. (“Universal”) being the surviving legal entity.  The primary reason for the merger was to create an entity which allowed Coronado additional opportunities to raise capital and to provide investors a long-term, public trading market for their common shares.

In connection with the merger, the Company also agreed to convert a note that was issued by Coronado on May 31, 2009 in the principal amount of $3,250,000 (the “Coronado Note”).  The Coronado Note was issued by Coronado to an agent for Capital Asset Lending, Inc., a California corporation, Westmoore Lending, LLC, a California limited liability company, and Westmoore Lending Opportunities, LLC, a California limited liability company (collectively, the “Coronado Noteholders”).  Pursuant to the terms of the Coronado Note, Coronado, at its option, may pay the principal amount of $3,250,000 in shares of a publicly listed company at the rate of one dollar and fifty-five cents per share provided the publicly traded company is in current status with its SEC filing requirements and at the time of tender is quoted on the OTCBB.  Accordingly, under the terms of the Coronado Note, the Company has agreed to issue an aggregate of 2,100,000 shares of its common stock, par value $0.0001 per share, to the Coronado Noteholders in full satisfaction of the Coronado Note.  As part of the reorganization, certain persons, including the company’s chairman of the Board purchased 5,000,000 shares of common stock from the prior shareholders of Universal in November 2009.  This has been accounted for as a fourth quarter transaction and will result in $17,500,000 of expense being recorded with an offset to equity.

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

In the consolidated statement of operations, expenses include the operations of Universal since September 21, 2009 which is the acquisition date.  The following proforma information presents the results of operations for the period ended September 30, 2009 as if the acquisition had occurred on March 6, 2009:

Revenue	$0
Net Loss	256,331
Earnings (loss) per share	$(0.03)

For all periods presented, the financial statements of Coronado have been adopted as the historic financial statements of Recovery.

NOTE 3	DRILLING RIGS

In May 2009, two drilling rigs were contributed to the Company for a note of $3,250,000.  These rigs were recorded at estimated fair value and this approximated their predecessor cost basis.  The note holder subsequently converted the note for 2,100,000 shares of common stock (Note 2).  These rigs require certain capital improvements prior to their ability to be functional in operations.

NOTE 4	STOCKHOLDERS’ EQUITY

On September 21, 2009 Coronado Resources, LLC merged with Recovery Energy, Inc (f/k/a Universal Holdings, Inc).  Coronado assumed all existing assets and liabilities of Recovery.  Recovery issued 85,000 additional shares in conjunction with the reverse merger under a lock-up agreement and Recovery exchanged an existing $3,250,000 note payable into 2,100,000 shares simultaneous with the reverse merger.  The controlling shareholder group acquired five million shares previously owned by Universal Holdings, Inc’s executives in conjunction with the merger.  During the fourth quarter, Recovery issued 1,825,000 shares, of which 250,000 were reacquired by the Company under a contractual repurchase requirement.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

As of September 30, 2009 Recovery has 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 9,199,000 of common shares were issued and outstanding (not including the 85,000 shares issued and outstanding under a lock-up agreement).  No preferred shares were issued or outstanding, such shares, however, may be issued in such series and preferences as determined by the Board of Directors.  85,000 shares of common stock were issued and outstanding under a lock-up agreement that has terms which may result in the Company reacquiring the shares due to circumstances outside of the Company’s control and therefore the shares are preferential to common shares.  The 85,000 shares covered by the lock-up agreement are treated as temporary equity and reported separately from other shareholders’ equity.

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

To calculate the fair value of the put option utilizing Black-Scholes, the Company utilized a price of stock at issuance $5.00, expected volatility of 230%, a strike price of  $0.59 ($25,000/42,500 shares = $0.59), an expected term of 12 months (9/21/2010) for one-half (1/2) of the Shares and 18 for  one-half (1/2) of the Shares (3/21/2011), a risk free rate: 0.88%, and a dividend yield: 0%.  The Company realized the fair value of the non-cash expense and liability associated with put option rights of $27,484 and classified the equity related to these shares as $172,516 in temporary equity.

NOTE 5	SHARE-BASED COMPENSATION

Recovery has not adopted a Stock Incentive Plan for its management team.

Recovery accounts for stock based compensation arrangements in accordance with the provisions of   ASC 718 Compensation – Stock Compensation.  ASC 718 requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Recovery implemented ASC 718 effective March 6, 2009.

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

We recognized stock compensation expense of $9,119 for the period ended September 30, 2009.

NOTE 6	RESTATEMENT OF PRIOR FORM 10-Q

Subsequent to the filing of the initial Form 10-Q for the period ended September 30, 2009, the Company engaged new auditors.  Based upon a review by the new auditors, management recognized that the previous Form 10-Q had been erroneously filed.  Primarily, the merger transaction between Coronado and Recovery was treated similar to a “pooling of interest” as opposed to a reverse purchase transaction of Recovery acquiring Coronado.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Below is a summary of the changes:

	As Previously Presented	Adjusted	As Presented

Balance Sheet:
Total assets	$3,439,029	$(189,029)	$3,250,000
Total liabilities	$92,158	$16,285	$108,443

Common stock subject to redemption	$-	$172,516	$172,516
Other stockholder equity	$3,346,871	$(377,830)	$2,969,041
Total liabilities and equity	$3,439,029	$(189,029)	$3,250,000

Statement of Operations:
Expenses	$168,694	$87,437	$256,131
Total net loss	$168,694	$87,437	$256,131

Statement of Cash Flows:
Cash flows	$(9,032)	$9,032	$-
Cash flows from operations	$(179,532)	$179,392	$(140)
Cash flows from investing	$(3,250,000)	$3,250,140	$140
Cash flows from financing	$3,420,500	$(3,420,500)	$-

In addition, the Company’s initial Form 10-Q presented expenses of $110,571 in the financial statements, which were not applicable as these expenses relate to the activity of Universal Holdings, Inc. from May 1, 2009 through September 20, 2009 prior to the merger transaction.

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

We will focus on applying technology and services to increase the incremental recovery factor of certain mature oil basins within the United States.  Over the past fifteen years the energy industry has been focused on innovation, with new technological breakthroughs enabling the industry to pursue hydrocarbon reserves in previously inaccessible formations or areas. The impact of technology has not only improved the economics of drilling but it has dramatically impacted the recovery factor of existing oil in place.  For decades certain basins have been water-flooded, steam flooded, or CO2 flooded.  All of these efforts have been focused on increasing the recovery factor of known oil reserves that could not be produced or produced economically prior to the evolution of varying technologies.

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

Liquidity and Capital Resources

As of September 30, 2009 we had $0 in cash.  The only fixed assets we have are two medium depth drilling rigs which are valued at $3,250,000.

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

Revenues

For the period from inception through September 30, 2009, we had no revenue. Expenses incurred while under development for the period from inception (March 6, 2009) through September 30, 2009 were $256,331 resulting in a net loss of $256,331.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Chief Executive Officer (our principal executive/financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (see Item 9A(T).  CONTROLS AND PROCEDURES in the Company’s Form 10-K filed for the year ended December 31, 2009), our disclosure controls and procedures were not effective as of September 30, 2009.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Recovery Energy, Inc.

Date: April 29, 2010	By:	/s/ Jeffrey A. Beunier
Jeffrey A. Beunier
Chief Executive Officer and Principal Accounting Officer