Form 10-Q
period 2010-03-31
RECOVERY ENERGY, INC.
filed 2010-05-20
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2010:  21,473,328 shares of Common Stock.

Recovery Energy, Inc.
(Formerly, Universal Holdings, Inc.)

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Control and Procedures	26

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURE

Item 1. Financial Information

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
Assets	(unaudited)	(unaudited)
Current Assets
Cash	$172,047	$108,400
Restricted cash	39,437	20,876
Accounts receivable	426,561	100,000
Deferred financing costs	2,521,648	-
Prepaid assets	45,341	55,249
Total current assets	3,205,034	284,525

Oil and gas properties (full cost method), at cost:

Proved oil and gas properties	8,449,411	-
Unproved oil and gas properties	1,574,140	-
Less accumulated depreciation, depletion and accretion	(230,271)	-
Net oil and gas properties	9,793,280	-

Other Assets
Office equipment	971	470
Restricted cash and deposits	110,196	110,031
Assets held for sale	500,000	500,000
Total other assets	611,167	610,501

Total Assets	$13,609,481	$895,026

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	275,746	106,355
Liabilities from price risk management	133,369	-
Related party payable - production payments	15,054	70,876
Refundable deposits	100,000	100,000
Accrued expenses	134,141	51,523
Short term note	10,321,250	-
Total Current Liabilities	10,979,560	328,754

Noncurrent Liabilities:
Asset retirement obligation	252,925	-

Total Liabilities	11,232,485	328,753

Common Stock subject to redemption rights, $0.0001 par value;
85,000 shares issued and outstanding	172,516	172,516

Other Shareholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none outstanding	-	-
Common Stock, $0.0001 par value: 100,000,000 shares authorized; 13,207,334 and 10,774,000 shares issued and outstanding
(excluding 85,000 shares subject to redemption) as of March 31, 2010 and December 31, 2009, respectively	1,321	1,077
Additional Paid in Capital	34,935,254	30,304,060
Deficit accumulated during the development stage	(32,732,095)	(29,911,381)
Total other shareholders' equity	2,204,480	393,756

Total Liabilities, Common Stock subject to redemption rights and Other Shareholders’ Equity	$13,609,481	$895,026

The accompanying notes are an integral part of these consolidated financial statements

 RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	March 6, 2009
	Ended	(inception)
	March 31, 2010	through March 31, 2010)
	(unaudited)	(unaudited)
Revenue
Oil sales	$622,595	$622,595
Operating fees	1,125	1,125
Price risk management activities	(133,369)	(133,369)

Total Revenues	490,351	490,351

Costs and expenses
Production costs	121,877	121,877
Production taxes	35,488	35,488
General and administrative (includes non-cash compensation expense of $1.9 million) for the three months ending March 31, 2010	2,343,321	3,400,627
Depreciation, depletion and amortization	231,917	231,917
Impairment of equipment	-	2,750,000
Fair value of common stock and warrants issued in attempted property acquisitions (non-cash consideration)	-	8,404,106
Reorganization and merger costs (non-cash consideration)	-	17,700,000

Total costs and expenses	2,732,603	32,644,015

Loss from operations	(2,242,251)	(32,153,663)

Unrealized gain on Lock-up	15,209	15,209
Interest expense (includes non-cash deferred financing cost amortization expense of $466,174)	(593,672)	(593,641)

Net Loss	$(2,820,714)	$(32,732,095)

Earnings per common share
Basic and diluted	$(0.24)

Weighted average shares outstanding:
Basic and diluted	11,711,037

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period Ending	March 2, 2009 (inception)
	31-Mar-10	through March 31, 2010
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities
Net loss	$(2,820,714)	$(32,732,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment	-	2,750,000
Fair value of warrants issued	-	3,329,106
Stock based compensation	1,106,437	1,791,215
Non-cash reorganization and merger costs	-	17,700,000
Loss on attempted property acquisitions	-	5,075,000
Changes in the fair value of derivatives	133,369	133,369
Compensation expense recognized for assignment of overrides	826,510	826,510
Amortization of deferred financing costs	466,174	466,174
Depreciation, depletion, and accretion	231,917	231,917

Changes in operating assets and liabilities:
Accounts receivable	(326,561)	(426,561)
Other current assets	9,908	(45,341)
Accounts payable	208,314	280,783
Restricted cash	(18,561)	(39,437)
Related party production payments	(56,214)	14,662
Accrued expenses	44,089	68,127
Net cash used in operating activities	(195,332)	(576,571)

Cash flows from investing activities
Additions of producing properties and equipment (net of purchase price adjustment)	(48,421)	(48,421)
Acquisition of properties	(10,313,184)	(10,313,184)
Sale of properties	-	1,500,000
Additions of office equipment	(501)	(750,971)
Acquisition of cash purchased in acquisition	-	140
Investment in operating bonds	(165)	(110,196)
Net cash provided by investing activities	(10,362,271)	(9,722,632)

Cash flows from financing activities
Proceeds from sale of common stock	300,000	800,000
Proceeds from debt issuance	10,500,000	10,500,000
Common stock reacquired in attempted Church acquisition	-	(750,000)
Common stock issuable	-	100,000
Repayment of debt	(178,750)	(178,750)
Net cash provided by financing activities	10,621,250	10,471,250

Net increase in cash and cash equivalents	63,647	172,047
Cash and cash equivalents, beginning of period	108,400	-

Cash and cash equivalents, end of period	$172,047	$172,047

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation and Going Concern

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  Such financial statements conform to the presentation reflected in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2009. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  We are currently in the development stage as we have not realized significant revenue since inception. Activities have included raising capital and acquisitions.  We have incurred net losses since inception, and as of March 31, 2010, had an accumulated deficit of $32,732,095.  These conditions raise substantial doubt as to our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

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

Principles of Consolidation

Principles of Consolidation

The accompanying consolidated financial statements include Recovery Energy Inc. and its wholly−owned subsidiaries Recovery Oil and Gas, LLC, Recovery Energy Services, LLC and Universal Products Marketing, Inc.  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable. Our most significant financial estimates are associated with our estimated proved oil and gas reserves.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

Oil and Gas Producing Activities

        The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition and exploration activities. Proceeds from property sales are generally credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

        Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that have not been included as capitalized costs because they have not yet been capitalized as asset retirement costs. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. During the three months ended March 31, 2010, no unproved land costs were impaired.

        Estimated reserve quantities and future net cash flows have the most significant impact on the Company because these reserve estimates are used in providing a measure of the Company's overall value. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company's proved properties.

        Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

        The optimal method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Most of the Company's wells have been producing for a period of less than six years and for some, less than a year. Because of this short production history, other generally less accurate methods such as volumetric analysis and analogy to the production history of wells of ours and other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be re-determined at least on a quarterly basis in accordance with applicable rules established by the SEC and may be adjusted based on that data.

        Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed quarterly to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the full cost pool and becomes subject to depletion calculations. Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. For this purpose, we convert our petroleum products and reserves to a common unit of measure. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

There were no impairment charges recognized for proved or unproved properties for the three month period ending March 31, 2010.

Deferred Financing Costs

Deferred financing costs include legal, engineering and accounting fees incurred in connection with the Company's Loan Agreement, which are being amortized over the term of the Credit Facility (see Note 8). The Company recorded amortization expense of $466,174 in the three month period ended March 31, 2010.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In accordance with FASB new codification of “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There was no impairment losses recorded during the period ended March 31, 2010.

Revenue Recognition

The Company records the sale of natural gas and oil as they are produced and sold.  The Company recognized $622,595 in proceeds from oil sales and $1,125 in proceeds from net well management fees for the period ending March 31, 2010.

Accounting Standards Updates

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements", which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective for beginning after January 1, 2011. ASU 2010-06 concerns disclosure only. Both the current and future adoption does not have a material impact on the Company's financial position or results of operations.  Refer to “Note 3 – Financial and Derivative Instruments” for the Company’s disclosures on fair value.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 2 LOSS PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, and in accordance with ASC 260 – Earnings Per Share, diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued.  Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  For the period ending March 31, 2010, 1,584,200 restricted common stock grants, 3,000,000 in contingent stock issuances and 750,000 warrants have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 3 FINANCIAL AND DERIVATIVE INSTRUMENTS

The Company’s primary market exposure is to adverse fluctuations in the prices of oil. The Company uses derivative instruments, primarily swaps, to manage the price risk associated with equity oil production, and the resulting impact on cash flow, net income, and earnings per share. The Company does not use derivative instruments for speculative purposes.

The Company recognizes its derivative instruments as either assets or liabilities at fair value on its consolidated balance sheet and accounts for the derivative instruments as mark to market derivative instruments. On the cash flow statement, the cash flows from these instruments are classified as operating activities.

Derivative instruments expose the Company to counterparty credit risk. The Company enters into these contracts with third parties that it considers to be credit worthy. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty.

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. The Company was in an overall liability position with its counterparty at March 31, 2010, and the party has not required a form of security guarantee.

Mark to market hedging instruments

Unrealized gains and losses resulting from derivatives not designated as cash flow hedges are recorded at fair value on the balance sheet and changes in fair value are recognized in the price risk management activities line on the consolidated statement of operations currently. Realized gains and losses resulting from the contract settlement of derivatives not designated as cash flow hedges also are recorded in the price risk management activities line on the consolidated statement of income.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

During March 2010, the Company entered into two commodity derivative financial instruments intended to economically hedge our exposure to market fluctuations of oil prices.  In April 2010, the Company entered into an additional commodity derivative financial instrument intended to economically hedge our exposure to market fluctuations of oil prices.

The Company had the following commodity volumes under derivative contracts as of March 31, 2010:

	Average Barrels per quarter	Average Barrels per Day	Price per barrel

2010
Second quarter	7,200	80	$83.20
Third quarter	6,300	70	$83.20
Fourth quarter	5,400	60	$83.20
2011
First quarter	4,500	50	$83.20

2010
Second quarter	7,200	80	$81.25
Third quarter	6,300	70	$81.25
Fourth quarter	5,400	60	$81.25
2011
First quarter	4,500	50	$81.25

During April, the following additional volumes were covered by a commodity contract:

	Average Barrels per quarter	Average Barrels per Day	Price per barrel

2010
Second quarter	16,000	267	$88.00
Third quarter	18,400	204	$88.00
Fourth quarter	12,900	143	$88.00
2011
First quarter	9,900	110	$88.00
Second quarter	3,300	110	$88.00

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of March 31, 2010, presented gross of any master netting arrangements:

Derivatives not designated as hedging
instruments under ASC 815	Balance Sheet Location	Fair Value

Liabilities
Commodity derivatives	Liabilities from price risk management — current	$(133,369)
	Liabilities from price risk management — long term	-
Total		$(133,369)

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the three months ended March 31, 2010 was as follows:

Derivatives not		Amount of Loss Recognized in
Designated as	Location of Loss	Income on Derivative
Hedging Instruments	Recognized in Income	Three months ended March 31,
under ASC 815	on Derivative	2010

Commodity contracts	Price risk management activities	$133,369

Refer to Note 4 for additional information regarding the valuation of the Company’s derivative instruments.

NOTE 4 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company records certain of its assets and liabilities on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A three-level valuation hierarchy has been established to allow readers to understand the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1 —	Quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 —
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 —	Unobservable inputs that reflect the Company’s own assumptions.

The following describes the valuation methodologies the Company uses for its fair value measurements.

Cash and cash equivalents
Cash and cash equivalents include all cash balances and any highly liquid investments with an original maturity of 90 days or less. The carrying amount approximates fair value because of the short maturity of these instruments. At March 31, 2010 the Company had $172,047 in cash equivalents.

Derivative instruments
The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, and the credit rating of its’ counterparty. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes.

In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that the counterparty is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

At March 31, 2010, the types of derivative instruments utilized by the Company included commodity swaps. The oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

	Level 1	Level 2	Level 3	Total

Assets
Derivative instruments — Commodity forward contracts	$—	$—	$—	$—

Total assets at fair value	$—	$—	$—	$—

Liabilities
Commodity forward contracts	$—	$133,369	$—	$133,369

Total liabilities at fair value	$—	$133,369	$—	$133,369

Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk consist of the Company’s accounts receivable and its derivative financial instruments. Substantially all of the Company’s receivables are within the oil and gas industry, including those from a third-party marketing company. Collectability is dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry. The receivables are not collateralized.

At March 31, 2010 the Company’s derivative financial instruments were held with a single counterparty. The Company continually reviews the credit-worthiness of its counterparties. The Company’s derivative instruments are part of master netting agreements, which reduces credit risk by permitting the Company to net settle for transactions with the same counterparty.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 5 ASSET RETIREMENT OBLIGATIONS

The Company uses the income approach to recognize the estimated liability for future costs associated with the abandonment of its oil and gas properties. The Company’s asset retirement obligation is measured using primarily Level 3 inputs. The significant unobservable inputs include (1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; (2) the economic lives of its properties, which is based on estimates from reserve engineers; (3) the inflation rate; and (4) the credit adjusted risk-free rate.

A reconciliation of the Company’s asset retirement obligation liability is below:

December 31, 2009 asset retirement obligation	$-
Liabilities incurred	251,280
Accretion expense	1,646

March 31, 2010 asset retirement obligation	$252,926

The accretion expense recorded during the period is recorded in the production costs line item on the consolidated statement of income.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2010.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 6 SHARE BASED COMPENSATION

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

On September 21, 2009, we granted 464,200 shares of restricted common stock to our new Chief Executive Officer. 20% of the shares vest on January 1, 2011 with the remaining 371,360 shares vesting quarterly in equal amounts on April 1, July 1, October 1, and January 1, 2011, 2012, 2013 and 2014. The fair value of these shares was $719,510 based on the price of $1.55 which equals the price we obtained for the restricted stock private placements prior to or concurrent with the stock grants.

On November 12, 2009 we granted 1,000,000 shares of restricted common stock, to our new Chairman of the Board. These shares vest on January 1, 2011. The fair value of these shares was $3,500,000 based on the price of $3.50 which equals the price we obtained for the restricted stock private placements prior to or concurrent with the stock grants.

On November 16, 2009 and February 5, 2010 we granted 20,000 shares and 100,000 shares, respectively, of restricted common stock to a board member. 75,000 shares of the stock vest on January 1, 2011 and the remaining 45,000 shares vest in equal amounts quarterly on April 1, July 1, and September 1, 2011.  The fair value of these shares was $295,000 based on the price of $3.50 and $2.25, respectively, which equals the price we obtained for private placements prior to or concurrent with the restricted stock grants.

We recognized stock compensation expense of $906,437 for the period ended March 31, 2010.

A summary of stock grant activity for the year ended March 31, 2010 is presented below:
Shares
Unregistered restricted stock grants outstanding at December 31, 2009	1,484,200
Granted	100,000
Vested	-
Outstanding at March 31, 2010	1,584,200

Total unrecognized compensation cost related to non-vested stock granted was $3,123,295 as of March 31, 2010. The cost at March 31, 2010 is expected to be recognized over a weighted-average remaining service period of 1.15 years.

A summary of warrant activity for the year ended March 31, 2010 is presented below:
		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2009	750,000	$3.50
Granted	-	$-
Exercised, forfeited, or expired	-	-
Outstanding at March 31, 2010	750,000	$3.50
Exercisable at March 31, 2010	750,000	$3.50

The aggregate intrinsic value of warrants as of March 31, 2010 was $375,000 based on the Company’s March 31, 2010 closing common stock price of $4.00; and the weighted average remaining contract life was 4.42 years.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

 NOTE 7   LOAN AGREEMENTS

The Company entered into three separate loan agreements with Hexagon Investments, Inc.  The first two loans were outstanding as of March 31, 2010 and the third loan closed in April 2010.  All three loans bear annual interest of 15%, and mature on December 1, 2010.  The loans contain cross collateralization and cross default provisions and are collateral by mortgages against the Company’s developed and undeveloped leasehold acreage as well as all related equipment purchased in the three acquisitions detailed in Note 8.  The loans require the payment of all net proceeds from the acquired assets.  Hexagon Investments has the right to cause the sale of the properties and use the proceeds to repay the loan at any time after October 29, 2010 if the Company has not completed a private equity sale by that date sufficient to repay the loan in full on or before December 1, 2010.  The loan agreements contain customary terms such as representations and warranties and indemnification. In consideration for the loans, Hexagon also received 5 million shares of common stock and a royalty interest in two properties.

NOTE 8   ACQUISTIONS

In January, 2010 the Company acquired the Wilke Field from Edward Mike Davis, L.L.C. (“Davis”) for $4,500,000.  Included in the acquisition were seven producing wells and a 50% working interest in two development prospects located in Nebraska and Colorado.  In February, 2010 the Company entered into a credit agreement with Hexagon Investments, LLC to finance 100% of the purchase of the Wilke Field properties.  Hexagon Investments received 1,000,000 shares of the Company's common stock in connection with the financing.  The Company recorded $2.25 million in deferred financing costs related to the shares issued in conjunction with the loan.  The shares were valued at $2.25 per share which reflects the value of private placements completed near the time the loan agreement was executed.  The Company will amortize the deferred financing costs through December 1, 2010, the loan’s maturity date.

In March, 2010 the Company acquired the Albin Field properties from Davis for $6,000,000 and 550,000 shares of our common stock.  We simultaneously entered into a loan agreement with Hexagon Investments to finance 100% of the cash portion of the purchase price.  Hexagon Investments received 750,000 shares of the Company’s common stock in connection with the financing.  The Company recorded $562,500 in deferred financing costs related to the shares issued in conjunction with the loan.  The shares were valued at $0.75 per share which reflects the value of private placements completed near the time the loan agreement was executed.  Hexagon also received a one-half percent royalty.

In April, 2010 the Company acquired the State Line Field properties from Davis for $15,000,000 and 3,500,000 shares of our common stock.  We simultaneously entered into a loan agreement with Hexagon Investments to finance 100% of the cash portion of the purchase price.  Hexagon Investments received 3,500,000 shares of the Company’s common stock in connection with the financing.  Hexagon also received a one percent royalty.

In May 2010, the Company entered into a purchase agreement with Davis to acquire certain overriding interest on existing Company owned acreage and wells, in addition to 60,000 acres of undeveloped leasehold acreage in the DJ Basin.  The agreement requires the Company to provide Davis 2,000,000 shares of the Company’s stock as a nonrefundable deposit and a payment of $20 million on May 21, 2010.

The Company is currently compiling revenue and expense information related to the acquisitions, however, is unable to provide this information as of the filing date of the Form 10-Q. This information excludes general and administrative expenses and therefore the Company will be unable to provide information to arrive at pro forma net income or net income per share.

For the period ending March 31, 2010, the Company Incurred $86,195 in acquisition related expenses which is included in General and administrative expenses on the Statement of Operations.

Davis and Hexagon currently own 6,500,000 shares and 5,000,000 shares, respectively, of our common stock, representing approximately 30% and 23%, respectively, of our outstanding shares at May 17, 2010.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 9  STOCKHOLDERS’ EQUITY

During the first quarter, Recovery issued 2,443,334 shares.  As of March 31, 2010 Recovery has 100,000,000 shares of common stock of which 13,207,334 of common shares were issued and outstanding (not including the 85,000 shares issued and outstanding under a lock-up agreement in conjunction with the reverse merger completed in September, 2009).  The Company also has 10,000,000 shares of preferred stock, none of which were issued or outstanding.  Such shares, however, may be issued in such series and preferences as determined by the Board of Directors.  85,000 shares of common stock were issued and outstanding under a lock-up agreement that has terms which may result in the Company reacquiring the shares due to circumstances outside of the Company’s control and therefore the shares are preferential to common shares.  The 85,000 shares covered by the lock-up agreement are treated as temporary equity and reported separately from other shareholders’ equity.

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

To calculate the fair value of the put option utilizing Black-Scholes, the Company utilized the closing price of stock at March 31, 2010 $5.50, expected volatility of 192%, a strike price of $0.59 ($25,000/42,500 shares = $0.59), an expected term of 6 months (9/21/2010) for one-half (1/2) of the Shares and 14 months for one-half (1/2) of the Shares (3/21/2011), a risk free rate: 0.88%, and a dividend yield: 0%.  The Company realized the fair value of the liability associated with put option rights of $10,150 and during the period ended March 31, 2010, recorded a $15,209 gain based on the change in estimated fair value.

NOTE 10   COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation – At March 31, 2010 there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of March 31, 2010, the Company has not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Potential Stock Grants and Royalty Interest under Employment/Appointment Agreements - The employment agreement for our chief executive officer and the appointment agreement for our chairman of the board contain provisions which provide these individuals additional stock grants if the Company achieves certain market capitalization miles stones.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

No shares have been issued under these agreements, however under ASC 718 Compensation—Stock Compensation, the Company recorded $200,000 of expense during the period ending March 31, 2010.

In addition, under the employment agreement the Chief Executive Officer and our Chairman of the Board are each entitled to a 1% royalty for all acquisitions.  In connection with the acquisition during the first quarter, $826,510 was expensed under this agreement.

NOTE 11 RELATED PARTY TRANSACTIONS

Previously, the Company sold to IEXCO, LLC a company controlled by Roger A. Parker, chairman of our Board of Directors, its remaining 50% interest in the Church Field that were purchased under the purchase and sale agreement effective October 1, 2009 for $750,000 cash.  Additionally, in an unrelated transaction, IEXCO, LLC purchased a 12.5% interest in the Wilke Field.  The Company is the operator of both assets, and IEXCO, LLC is responsible for its portion of the operating costs for each field.  Additionally, the Company charges IEXCO, LLC a prorated portion of a $500 per month per well operating fee.  At December 31, 2009 the Company owed IEXCO, LLC $70,876 in production payments.  During the period ending March 31, 2010, the Company paid all outstanding amounts owed to IEXCO, LLC and advanced IEXCO, LLC’s portion of operating expenses, resulting in a receivable from IEXCO, LLC at March 31, 2009 in the amount of $25,339.

The three acquisitions and the purchase agreement (See Note 8 – Acquisitions) the Company completed since the beginning of the year have been with the same seller, Edward Mike Davis, LLC.  Davis owns approximately 30% of the issued and outstanding shares as of May 17, 2010.  The cash portion of the purchase price for the three acquisitions was financed with loans from Hexagon Investments, Inc which owns approximately 23% of the stock issued and outstanding at May 10, 2010.  During the quarter ending March 31, 2010, related to these loan agreements, the Company made principal payments of $178,750, interest payments of $71,250, and has accrued interest totaling $56,411 to Hexagon.  As required by the CEO employment and Chairman’s appointment agreements, the Company is required to assign a 1% overriding royalty interest in the acquisitions to the CEO and Chairman.  The Company has accrued approximately $15 thousand for overriding royalties payable to management as the currently the proceeds are paid to the Company’s senior lender as required by the loan agreements.

We sold 133,334 shares of our common stock for total proceeds to the Company in the amount of $300,000 to entities controlled by Mathew Jennings, a shareholder of the Company.  As of May 17, 2010, Mr. Jennings and entities control by Mr. Jennings owned approximately 2,358,334 or 11% of the issued and outstanding stock of the Company.  In May 2010 the Company closed the previously announced sale of its two medium depth drilling rigs to Resource Energy, Inc., an entity controlled by Mathew Jennings, for $100,000 in cash and a $600,000 note.  The note bears interest at an annual rate of prime plus 1%.  Interest is payable quarterly, commencing June 30, 2010.  Principal payments are due quarterly in eight equal payments commencing on June 30, 2011 and ending on March 31, 2013.  The gain in this sale will be recognized as a capital contribution when the proceeds are fully received.

RECOVERY ENERGY, INC.
f/k/a UNIVERSAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 12 SUBSEQUENT EVENTS

In April 2010, the Company acquired the State Line Field properties from Davis for $15,000,000 and 3,500,000 shares of our common stock.  We simultaneously entered into a loan agreement with Hexagon Investments to finance 100% of the cash portion of the purchase price.  Hexagon Investments received 3,500,000 shares of the Company’s common stock in connection with the financing.  The Company hedge certain volumes of production associated with the acquisition through swap agreements.  In May 2010, the Company entered into a purchase agreement with Davis to acquire certain overriding interest on existing Company owned acreage and wells, in addition to 60,000 acres of undeveloped leasehold acreage in the DJ Basin.  The agreement requires the Company to provide Davis 2,000,000 shares of the Company’s stock as a nonrefundable deposit and a payment of $20 million on May 21, 2010.

Davis and Hexagon currently own 6,500,000 shares and 5,000,000 shares, respectively, of our common stock, representing approximately 30% and approximately 23%, respectively, of our outstanding shares at May 17, 2010.

On April 21, 2010 the Company entered into an agreement with C.K. Cooper & Company Inc. whereby C.K. Cooper has been engaged to provide financial advisory services, to the Company.  C.K. Cooper will receive fees of $125,000 and 30,995 shares of our common stock.  The Company has also agreed to reimburse C.K. Cooper for its expenses.

On April 27, 2010, we sold 333,333 shares of our common stock for total proceeds to the Company in the amount of $250,000.  On May 13, 2010, we sold 66,666 shares of our common stock for total proceeds to the Company in the amount of $50,000.

 The Company closed the previously announced sale of its two medium depth drilling rigs to Resource Energy, Inc., an entity controlled by Mathew Jennings, a material shareholder of the Company, for $100,000 in cash and a $600,000 note.  As of May 17, 2010, Mr. Jennings and entities control by Mr. Jennings owned approximately 2,358,334 or 11% of the issued and outstanding stock of the Company.

Effective May 1, 2010, Roger A Parker became our Chief Executive Officer and Jeffrey Beunier, formerly our Chief Executive Officer, became our President and Chief Financial Officer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, including the following:

•	Our ability to maintain adequate liquidity in connection with low oil and gas prices;

•	The changing political environment in which we operate;

•	Our ability to obtain, or a decline in, oil or gas production;

•	A decline in oil or gas prices;

•	Our ability to increase our natural gas and oil reserves;

•	Incorrect estimates of required capital expenditures;

•	The amount and timing of capital deployment in new investment opportunities;

•
The volumes of production from our oil and gas development properties, which may be dependent upon issuance by federal, state, and tribal governments, or agencies thereof, of drilling, environmental and other permits, and the availability of specialized contractors, work force, and equipment;

•	Our future capital requirements and availability of capital resources to fund capital expenditures;

•	Our ability to successfully integrate and profitably operate any future acquisitions;

•	Increases in the cost of drilling, completion and gas collection or other costs of production and operations;

•	The possibility that we may be required to take impairment charges to reduce the carrying value of some of our long-lived assets when indicators of impairment emerge;

•	Numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs;

•	Our ability to remedy any deficiencies that may be identified in the review of our internal controls;

•	The credit worthiness of third-parties which we enter into business agreements with;

•	General economic conditions, tax rates or policies, interest rates and inflation rates;

•	Changes in or compliance with laws and regulations, particularly those relating to taxation, safety and protection of the environment;

•	Weather, climate change and other natural phenomena;

•	Industry and market changes, including the impact of consolidations and changes in competition;

•	The effect of accounting policies issued periodically by accounting standard-setting bodies;

•	The actions of third party co-owners of interests in properties in which we also own an interest;

•	The cost and effects on our business, including insurance, resulting from terrorist actions or natural disasters and responses to such actions or events;

•	The volatility of our stock price; and

•	The outcome of any current or future litigation or similar disputes and the impact on any such outcome or related settlements.

We also may make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty and the possibility of their occurring is not taken into consideration in the forward-looking statements.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. We assume no obligation to update publicly any such forward -looking statements, whether as a result of new information, future events, or otherwise.

Overview of Our Business

Industry terms used in this report are defined in the Glossary of Oil and Natural Gas Term located at the end of Item 1 of Part I of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we incorporate by reference herein..

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

We target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, Wyoming, Kansas, Oklahoma, and Texas. At March 31, 2010, we owned approximately 19,500 gross (14,100 net) leasehold acres, of which of which 18,760 gross (16,600 net) acres are classified as undeveloped acreage.  In April 2010, we acquired an additional project as described in Note 8 and 12 above, due to this acquisition, we currently own interests in approximately 20,800 gross (15,200 net) leasehold acres, of which approximately 18,760 gross (13,600 net) acres are classified as undeveloped acreage.

As of March 31, 2010, our total production was 8,897 net barrels of oil.

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

Our Oil and Gas Operations

We intend to invest primarily in domestic oil and natural gas interests, including producing properties, prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in Colorado, Nebraska, Wyoming, Kansas, Oklahoma, and Texas.  Subsequent to March 31, 2010 we sold the two drilling rigs (See Note  12 – Subsequent events).

Principal Oil and Gas Interests

As of March 31, 2010 we own seven producing wells in the Nebraska and Colorado portion of the DJ Basin acquired in the Wilke acquisition, as well as interest in 560 net acres of undeveloped leasehold in two development projects.  We also acquired four producing wells in the Nebraska and Wyoming portion of the DJ Basin in the Albin acquisition as well as interest in approxiamtely13,050 net acres of undeveloped leases.   Subsequent to March 31, 2010, we acquired four producing wells and interest in 1,280 gross acres (986 net acres) in the Wyoming portion of the DJ Basin in the State Line acquisition, each of these acquisitions is described under “Note 8 – Acquisitions”.

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

At March 31, 2010, we had one employee, who served as our Chief Executive Officer.  Effective May 1, 2010, Roger A Parker became our Chief Executive Officer and Jeffrey Beunier, formerly our Chief Executive Officer, became our President and Chief Financial Officer.  We employ the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We also pursue alliances with third parties in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.  We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

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

Our revenues, cash flows, profitability and future rate of growth will depend substantially upon prevailing prices for oil and natural gas. Prices may also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of natural gas and crude oil.  Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

●	changes in global supply and demand for oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
●	the price and quantity of imports of foreign oil and natural gas;
●	acts of war or terrorism;
●	political conditions and events, including embargoes, affecting oil-producing activity;
●	the level of global oil and natural gas exploration and production activity;
●	the level of global oil and natural gas inventories;

●	weather conditions;
●	technological advances affecting energy consumption; and
●	the price and availability of alternative fuels.

From time to time, we will enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

●	our production and/or sales of natural gas are less than expected;
●	payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or
●	the counter party to the hedging contract defaults on its contract obligations.

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

Employees

At March 31, 2010, we had one employee, who served as our Chief Executive Officer.  Effective May 1, 2010, Roger A Parker became our Chief Executive Officer and Jeffrey Beunier, formerly our Chief Executive Officer, became our President and Chief Financial Officer.  For the foreseeable future, we intend to only add additional personnel as our operational requirements grow, in the interim, we plan to continue to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.

Following are summary comments of our performance in several key areas during the quarter ended March 31, 2010

●	Average Daily Production
During the quarter ended March 31, 2010, our total average daily net production was 100 BOPD due to acquisitions of producing assets in the DJ Basin.

DJ Basin. During the quarter ended March 31, 2010, average daily net production from the Wilke acquisition was 100 BOPD net.  As discussed in the Recent Developments and Related Transactions section below, the Company successfully acquired a number of producing properties during the quarter ending March 31, 2010.  The Palm and State Line acquisitions have an effective date of April 1, 2010 and therefore no production was realized during the first quarter for either of these properties.

●	Oil and Gas Sales
During the quarter ended March 31, 2010, net oil sales were $622,595. Our average oil price received was $69.98 per barrel.

●	Cash Flow from Operations
During the quarter ended March 31, 2010, we utilized $(195,332) in cash for operations in the quarter ended March 31, 2009.

OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As of March 31, 2010 we had $172,047 in cash.

While we have commenced operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of this strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Information about our financial position is presented in the following table:

	March 31,	December 31,
	2010	2009
	(unaudited)	(unaudited)
Financial Position Summary
Cash and cash equivalents	$172,047	$108,340
Working capital	$(7,774,527)	$(44,228)
Balance outstanding on credit facility	$10,321,250	$-
Common Stock subject to redemption rights and Other Shareholders’ Equity	$2,376,996	$566,273
Ratios
Debt to total capital ratio	81%	0%
Total debt to equity ratio	434%	0%

During the quarter ended March 31, 2010, our working capital decreased to $(7,774,527) compared to negative working capital of $(44,228) at December 31, 2009. The lower working capital is primarily the result of an increase in short term debt which was utilized to acquire properties. In addition, our accounts payable and accrued liabilities balance increased $252,010 and our accounts receivable balance increased by $326,561 from December 31, 2009, primarily due to the acquisition of properties and related production activities.

Quarter ended March 31,
2010
(unaudited)
Cash provided by (used in):
Operating activities	$(195,332)
Investing activities	(10,362,271)
Financing activities	10,621,250

Net change in cash	$63,647

During the quarter ended March 31, 2010, net cash used by operating activities was ($195,332). During the quarter ended March 31, 2010, the primary sources of cash was funds received from financing activities, including the issuance of debt and stock as described in “Note 7 - Loan Agreements”, “Note 8 – Acquisitions”, “Note 9 – Stockholders’ Equity” and “Note 11 - Related Party Transactions”.

During the quarter ended March 31, 2010, net cash used by investing activities was $10,362,271, due to the acquisition of properties as more fully described in Note 8 - Acquisitions.

During the quarter ended March 31, 2010, net cash provided by financing activities of $10,621,250 was due to the placement of restricted shares for $300,000, the issuance of debt for $10,500,000 offset by debt repayments of $178,750.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated SPEs or VIEs at any time during any of the periods presented in this Form 10-Q.

From time to time, we enter into contracts that might be construed as off-balance sheet obligations but are normal in the day-to-day course of business in the oil and gas industry. Those contracts are the derivative instruments discussed in “Contracted Volumes” above. We do not believe we will be affected by these contracts materially differently than other similar companies in the energy industry.

Loan Agreements

In conjunction with the acquisitions, as described in “Note 8 – Acquisitions” and “Note 7 - Loan Agreements”, the Company entered into two secured notes and loan agreements during the quarter ending March 31, 2010.  Effective January 29, 2010, the Company entered into a $4.5 million loan agreement, with a maturity date of December 1, 2010. Effective March 25, 2010, the Company entered into a $6.0 million loan agreement, with a maturity date of December 1, 2010. Both loan agreements have similar terms and require the Company to repay the notes out of cash flows from production.  The loans bear annual interest of 15%, will mature on December 1, 2010 and are secured by a mortgage on the acquired property.  The lender shall have the right to cause the sale of the mortgaged property and use the proceeds to repay the loans at any time after October 29, 2010 if the Company has not completed a private equity sale by that date sufficient to repay the loan in full on or before December 1, 2010.  The loan agreements contained customary terms such as representations and warranties and indemnification.

As of March 31, 2010, the outstanding balance on our loan agreements was $10.3 million. For the quarter ended March 31, 2010, we incurred cash interest expense of $127,662 on the loan agreements and made $178,750 in principal payments. We did not capitalize any interest costs for the quarter ended March 31, 2010.

We are subject to certain financial and non-financial covenants with respect to the above loan agreement. As of March 31, 2010, we were in compliance with all covenants under the facility. If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

Capital Requirements

Our estimated capital budget for 2010 is approximately $400 thousand for drilling two wells within the Omega and Comanche project areas.  The 2010 budget does not include the impact of any potential future exploration projects, or ongoing exploration or development activities, or potential acquisitions. We expect to fund our 2010 capital expenditures with cash provided by operating activities and we intend to raise additional funds through private placements or registered offerings of equity or debt.

RESULTS OF OPERATIONS

Quarter ended March 31, 2010

Revenues

For the period ending March 31, 2010, we had $622,595 in oil sale revenues.

	Quarter Ended March 31,
	2010
	Volume	Average Price
Product:
Oil (Bbls)	8,897	$69.98

Prior to the quarter ended March 31, 2010, the Company did not own any producing assets.  During the quarter, as discussed in Note 8 - Acquisitions, the Company acquired its first producing assets.  The Wilke acquisition was effective January 1, 2010 and produced an average of 100 barrels of oil per day (net).  The Albin acquisition was effective April1, 2010 and therefore did not contribute any production or revenue during the quarter ending March 31, 2010.

Miscellaneous Income and Operating fees

The Company earned net operating fees of $1,125 during the quarter ending March 31, 2010.  The Company realized a mark-to-market gain of $15,209 on the Tyron Put agreement as described in Note 9 - Stockholders’ Equity.

Price Risk Management activities

We recorded a net loss on our derivative contracts that do not qualify for cash flow hedge accounting of ($133,369) for the quarter ended March 31, 2010.  This amount represents an unrealized non-cash loss which represents a change in the fair value of our mark-to-market derivative instruments at March 31, 2010 as detailed in Note 3 Financial and Derivative Instruments and Note 4 – Fair Value of Financial Instruments.

Oil and gas production expenses, depreciation, depletion and amortization
Quarter Ended March 31,
2010
(unaudited, in dollars per bbl)
Average price	$69.98

Production costs	13.70
Production taxes	3.99
Depletion and amortization	26.07

Total operating costs	43.76

Gross margin	$26.22

Gross margin percentage	37.47%

General and administrative expenses

General and administrative expenses were $2,343,321 for the quarter ended March 31, 2010.  Our general and administrative expenses for the quarter ended include $286,427 in professional fees and $1,932,947 in non-cash compensation expense.  The non-cash compensation expense was comprised of $1,106,437 in stock compensation expense and $826,510 in expense associated with the assignment of overriding royalty interest.

CONTRACTED VOLUMES

Changes in the market price of oil can significantly affect our profitability and cash flow. We have entered into various derivative instruments to mitigate the risk associated with downward fluctuations in oil prices. These derivative instruments consist of swaps. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy.

Our outstanding derivative instruments as of March 31, 2010 are summarized below:

	Average Barrels per quarter	Average Barrels per Day	Price per barrel

2010
Second quarter	14,400	160	$82.225
Third quarter	12,600	140	$82.225
Fourth quarter	10,800	120	$82.225
2011
First quarter	9,000	100	$82.225

During April, the following additional volumes were covered by a commodity contract:

	Average Barrels per quarter	Average Barrels per Day	Price per barrel

2010
Second quarter	16,000	267	$88.00
Third quarter	18,400	204	$88.00
Fourth quarter	12,900	143	$88.00
2011
First quarter	9,900	110	$88.00
Second quarter	3,300	110	$88.00

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Chief Executive Officer (our principal executive/financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (see Item 9A(T).  CONTROLS AND PROCEDURES in the Company’s Form 10-K filed for the year ended December 31, 2009), our disclosure controls and procedures were not effective as of March 31, 2010.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)    During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we incorporate by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuances of equity securities during the period covered by this report have been previously included in Current Reports on form 8-K.

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

Recovery Energy, Inc.

Date: May 20, 2010	By:	/s/ Roger A Parker
Roger A Parker
Chief Executive Officer

Date: May 20, 2010	By:	/s/ Jeffrey A Beunier
Jeffrey A Beunier
Chief Financial Officer