Form 10-Q
period 2010-06-30
RECOVERY ENERGY, INC.
filed 2010-08-16
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010:  38,830,933 shares of Common Stock.

Recovery Energy, Inc.

FORM 10-Q
June 30, 2010
INDEX

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Unaudited)	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010, the three months ended June 30, 2009 and the period from March 6, 2009 through June 30, 2009 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and the period from March 6, 2009 (inception) through June 30, 2009 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T.	Control and Procedures	28

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES

Part 1. Financial Information
Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
Assets
Current Assets
Cash	$2,155,162	$108,400
Restricted Cash	184,494	20,876
Accounts Receivable	1,567,821	100,000
Assets from price risk management	629,206	-
Prepaid assets	106,595	55,249
Total current assets	4,643,278	284,525

Oil and gas properties (full cost method), at cost:
Undeveloped properties	23,323,115	-
Developed properties	24,452,355	-
Wells in progress	274,064	-
Lease & well equipment	97,389	-
Total Property and equipment	48,146,923	-

Less accumulated depreciation, depletion and amortization	(2,431,792)	-
Net properties and equipment	45,715,131	-

Other assets
Office equipment	2,156	470
Prepaid assets	1,182,094	-
Deferred financing costs	4,114,776	-
Restricted cash and deposits	185,431	110,031
Notes receivable	400,000	-
Assets held for sale	-	500,000
Total other assets	5,884,457	610,501

TOTAL ASSETS	$56,242,866	$895,026

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$491,909	$106,355
Related Party Payable	119,864	70,876
Common Stock Issuable	-	100,000
Accrued expenses	710,455	51,523
Short term note	892,500	-
Total current liabilities	2,214,728	328,754

Asset retirement obligation	422,666	-
Term note	22,359,995	-
Total long term liabilities	22,782,661	-

Total liabilities	24,997,389	328,754
Commitments and Contingencies – Note 9

Common Stock subject to redemption rights, $0.0001 par value;	172,516	172,516
85,000 shares issued and outstanding

Other Shareholders’ Equity
Common Stock, $0.0001 par value: 100,000,000 shares authorized;
38,748,015 and 10,774,000 shares issued and outstanding (excluding 85,000 shares subject to redemption) as of June 30, 2010 and December 31, 2009, respectively	4,075	1,077
Additional Paid in Capital	66,997,759	30,304,060
Accumulated deficit	(35,928,873)	(29,911,381)
Total other shareholders' equity	31,072,961	393,756

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION RIGHTS AND OTHER SHAREHOLDERS’ EQUITY	$56,242,866	$895,026

The accompanying notes are an integral part of these consolidated financial statements

 RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended	March 6, 2009 (inception) through
	2010	2009	June 30, 2010	June 30, 2009

Revenue
Oil sales	$4,157,757	$-	$4,780,352	$-
Operating fees	1,688	-	2,813	-
Realized gain on hedges	272,829	-	272,829	-
Price risk management activities	762,575	-	629,206	-

Total Revenues	5,194,849	-	5,685,200	-

Costs and expenses
Production costs	224,111	-	345,988	-
Production taxes	485,424	-	520,911	-
General and administrative (includes non-cash expense of $2.5 million and $4.5 million for the three and six month periods ending June 30, 2010)	3,068,698	200	5,412,019	200
Depreciation, depletion and amortization	2,209,496	-	2,441,413	-

Total costs and expenses	5,987,729	200	8,720,331	200

Loss from operations	(792,880)	(200)	(3,035,131)	(200)

Unrealized gain on Lock-up	8,858	-	24,067	-
Interest expense (includes non-cash deferred financing cost amortization expense of $1.5 million and $2.0 million for the three and six month periods ending June 30, 2010)	(2,412,757)	-	(3,006,428)	-

NET LOSS	$(3,196,779)	$(200)	$(6,017,492)	$(200)

Net loss per common share
Basic and diluted	$(0.13)		$(0.32)

Weighted average shares outstanding:
Basic and diluted	25,451,688		18,619,320

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended	March 6, 2009 (inception)
	June 30, 2010	through June 30, 2009

Cash flows from operating activities
Net loss	$(6,017,492)	$(200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	66,363	-
Stock based compensation	2,781,467	-
Changes in the fair value of derivatives	(629,206)	-
Compensation expense recognized for assignment of overrides	1,578,080	-
Amortization of deferred financing costs	2,022,974	-
Depreciation, depletion, and accretion	2,441,413	-
Changes in operating assets and liabilities:
Accounts receivable	(1,467,821)	-
Other current assets	12,457	-
Accounts payable	395,628	-
Restricted cash	(163,618)	-
Related party production payments	38,914	-
Accrued expenses	658,933	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,718,092	(200)

Cash flows from investing activities
Additions of producing properties and equipment (net of purchase price adjustments)	(21,102,540)	-
Acquisition of properties	(24,352,980)	-
Drilling capital expenditures	(402,944)	-
Proceeds from sale of drilling rigs	100,000	-
Additions of office equipment	(1,688)	-
Investment in operating bonds	(75,400)	-
NET CASH USED IN INVESTING ACTIVITIES	(45,835,552)	-

Cash flows from financing activities
Net proceeds from sale of common stock	22,911,727	200
Proceeds from debt issuance	28,500,000	-
Repayment of debt	(5,247,505)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,164,222	200

Net increase in cash and cash equivalents	2,046,762	-
Cash and cash equivalents, beginning of period	108,400	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,155,162	$-

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The unaudited financial statements included herein were prepared from the records of Recovery Energy, Inc. (“Recovery” or the “Company”) in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  Such financial statements conform to the presentation reflected in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2009. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Prior to March 2009, the Company was in the development stage as it did not have significant revenues.  In the second quarter of 2010, the Company exited the development stage as the result of several acquisitions of oil and gas properties.

Principles of Consolidation

The accompanying consolidated financial statements include Recovery Energy, Inc. and its wholly−owned subsidiaries Recovery Oil and Gas, LLC, and Recovery Energy Services, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and various other assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable. Our most significant financial estimates are associated with our estimated proved oil and gas reserves and our share based compensation calculations.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

Estimating accumulations of oil and gas is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

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

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed quarterly to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the full cost pool and becomes subject to depletion calculations. Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. For this purpose, we convert our petroleum products and reserves to a common unit of measure. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

There were no impairment charges recognized for proved or unproved properties for the six month period ending June 30, 2010.

Wells in Progress

Wells in progress at June 30, 2010 represent the costs associated with wells that have not reached total depth or been completed as of period end. They are classified as wells in progress and withheld from the depletion calculation and the ceiling test. The costs for these wells are then transferred to proved property when the wells are completed and the costs become subject to depletion and the ceiling test calculation in future period. The table below details the net changes in capitalized additions to wells in progress during the six month period ended June 30, 2010.

December 31, 2009	$-
Additions to wells in progress pending the determination of proved reserves	274,064

June 30, 2010	$274,064

Deferred Financing Costs

Deferred financing costs include fees incurred in connection with the Company's Loan Agreements, which are being amortized over the terms of the Agreements (see Note 6 – Loan Agreements and Note 7 - Acquisitions). The Company recorded amortization expense of $1,556,800 and $2,022,974 in the three and six month periods ended June 30, 2010, respectively.

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

There was no impairment losses recorded during the three or six month period ended June 30, 2010.

Revenue Recognition

The Company records the sale of oil and gas as they are produced and sold. The Company recognized $4,157,757 and $4,780,352 in proceeds from oil and gas sales in the three and six month periods ended June 30, 2010. The Company also recognized $1,688 and $2,813 in proceeds from net well management fees for the three and six month periods ended June 30, 2010.

Accounting Standards Updates

In January 2010, the FASB issued ASU 2010-03, “Extractive Activities – Oil and Gas,” to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC’s revised rules. The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month average of the first day of the month prices and additional disclosure requirements. In contrast to the applicable SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. In April 2010, the FASB issued ASU 2010-14 which amends the guidance on oil and gas reporting in the ASC 932.10.S99-1 by adding the Codification SEC Regulation S-X, Rule 4-10 as amended by the SEC Final Rule 33-8995. Both ASU 2010-03 and ASU 2010-14 are effective for annual reporting.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements," which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective for beginning after January 1, 2011. ASU 2010-06 concerns disclosure only. Both the current and future adoption does not have a material impact on the Company's financial position or results of operations.  Refer to “Note 3 – Financial and Derivative Instruments” for the Company’s disclosures on fair value.

NOTE 2	LOSS PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, and in accordance with ASC 260 – “Earnings Per Share,” diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued.  Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  For the three and six month periods ending June 30, 2010, 8,536,000 restricted common stock grants, 4,500,000 contingent common stock issuances and 23,056,933 warrants to purchase common stock have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

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

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. The Company was in an overall asset position with its counterparty at June 30, 2010 and no party has required any form of security guarantee.

Mark to market hedging instruments

Unrealized gains and losses resulting from derivatives not designated as cash flow hedges are recorded at fair value on the balance sheet and changes in fair value are recognized in the price risk management activities line on the consolidated statement of operations. Realized gains and losses resulting from the contract settlement of derivatives not designated as cash flow hedges are recorded in the realized gain on hedges line on the consolidated statement of operations.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

During March 2010 and April 2010, the Company entered into three commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices.

The Company had the following commodity volumes under derivative swap contracts as of June 30, 2010:

	Barrels per	Average	Weighted
	quarter	Barrels per	Average Price
		Day	per Barrel

2010
Third quarter	31,000	344	$85.65
Fourth quarter	23,700	263	$85.37
2011
First quarter	18,900	210	$85.25
Second quarter	3,300	110	$88.00

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of June 30, 2010, presented gross of any master netting arrangements:

Derivatives not designated as hedging
instruments under ASC 815	Balance Sheet Location	Fair Value

Assets
Commodity derivatives	Assets from price risk management — current	$629,206

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the six months ended June 30, 2010 was as follows:

Derivatives not		Amount of Gain Recognized in
Designated as	Location of Gain	Income on Derivative
Hedging Instruments	Recognized in Income	Six months ended June 30,
under ASC 815	on Derivative	2010
Commodity contracts	Realized gain on hedges	$272,829
Commodity contracts	Price risk management activities	$629,206

Refer to Note 4 – Fair Value of Financial Instruments for additional information regarding the valuation of the Company’s derivative instruments.

RECOVERY ENERGY, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 4	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company records certain of its assets and liabilities on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A three-level valuation hierarchy has been established to allow readers to understand the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3	Unobservable inputs that reflect the Company’s own assumptions.

The following describes the valuation methodologies the Company uses for its fair value measurements.

Cash and cash equivalents
Cash and cash equivalents include all cash balances and any highly liquid investments with an original maturity of 90 days or less. The carrying amount approximates fair value because of the short maturity of these instruments. At June 30, 2010 the Company had $2,155,162 in cash equivalents.

Derivative instruments
The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, and the credit rating of its’ counterparty. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes.

In evaluating counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. The Company considered that the counterparty is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

At June 30, 2010, the types of derivative instruments utilized by the Company included commodity swaps. The oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Asset Retirement Obligations
The Company estimates asset retirement obligations in accordance with ASC 410 – “Asset Retirement and Environmental Obligations.” The income approach is utilized by the Company to recognize the estimated liability for future costs associated with the abandonment of its oil and gas properties at the point of inception. The Company’s asset retirement obligation is measured using primarily Level 3 inputs. The significant unobservable inputs include (1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; (2) the economic lives of its properties, which is based on estimates from reserve engineers; (3) the inflation rate; and (4) the credit adjusted risk-free rate.

RECOVERY ENERGY, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

A reconciliation of the Company’s asset retirement obligation liability is below:

December 31, 2009	$-
Liabilities incurred	412,015
Retirements	-
Accretion expense (1)	9,621
Change in estimate	1,030

June 30, 2010	$422,666

(1)
The accretion expense recorded during the period is recorded in the Depreciation, depletion and amortization line item on the consolidated statement of operations and totaled $7,974 and $9,621 in the three and six months ended June 30, 2010.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

	Level 1	Level 2	Level 3	Total

Assets
Commodity forward contracts	$—	$629,206	$—	$629,206

Total assets at fair value	$—	$629,206	$—	$629,206

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2010.

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

At June 30, 2010 the Company’s derivative financial instruments were held with a single counterparty. The Company continually reviews the credit-worthiness of its counterparties. The Company’s derivative instruments are part of master netting agreements, which reduces credit risk by permitting the Company to net settle for transactions with the same counterparty.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 5	EMPLOYEE AND DIRECTOR SHARE BASED COMPENSATION

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

On May 1, 2010 our Chief Executive Officer became our Chief Financial Officer resulting in a termination of the Chief Executive Officer’s employment agreement.  In conjunction with accepting the Chief Financial Officer position, the officer’s previous stock grant of 464,200 shares was modified and combined with a new stock grant of 1,635,800 shares.  Of the combined stock grant of 2,100,000 shares, 1,050,000 shares vest on January 1, 2011 with the remaining 1,050,000 shares vesting evenly over six quarters (175,000 on April 1, 2011, July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, and July 1, 2012).  The fair value of the 1,635,800 new shares and the modification of the original 464,200 share grant was $1,400,889 based on the price of $0.75, which equals the price we obtained for private placements prior to or concurrent with the restricted stock grant.

On May 1, 2010 our Chairman became our Chief Executive Officer and was award 4,500,000 shares of restricted common stock.  These shares vest on January 1, 2011. The fair value of the 2010 share grant was $3,375,000 based on the price of $0.75 which equals the price we obtained for the restricted stock private placements prior to or concurrent with the stock grant.

On February 5, 2010 we granted 100,000 shares of restricted common stock to a board member. 62,500 shares of the stock vest on January 1, 2011, with the remaining 37,500 shares vesting evenly over three quarters (12,500 on April 1, July 1, and September 1, 2011).  The fair value of these shares was $225,000 was based on the price of $2.25, which equals the price we obtained for private placements prior to or concurrent with the restricted stock grants.  On May 1, 2010 we granted an additional 80,000 shares to the director that vest evenly over 3 years (26,667 shares vesting on January 1, 2011, January 1, 2012, and January 1, 2013).  The fair value of these shares was $60,000 based on the price of $0.75, which equals the price we obtained for private placements prior to or concurrent with the restricted stock grant.

On May 1, 2010 we granted 36,000 shares of restricted stock to an employee.  The 36,000 shares vest in two even amounts of January 1, 2011 and January 1, 2012.  The fair value of these shares was $27,000 based on the price of $0.75, which equals the price we obtained for private placements prior to the restricted stock grant.

On June 1, 2010 we granted 500,000 shares of restricted stock to a new board member.  250,000 shares vest on January 1, 2011 and 250,000 shares vest on January 1, 2012.  The fair value of these shares was $565,000 based on the price of $1.13, which equals the price we obtained for private placements prior to the restricted stock grant.

On June 1, 2010 we granted 150,000 shares of restricted stock to a new board member.  50,000 shares vest on January 1, 2011, 50,000 shares vest on January 1, 2012, and 50,000 shares vest on January 1, 2013.  The fair value of these shares was $169,500 based on the price of $1.13, which equals the price we obtained for private placements prior to the restricted stock grant.

On June 23, 2010 we granted 50,000 shares of restricted to a new employee.  The shares vest over three years, with 10,000 shares vesting on January 1, 2011, 20,000 shares vesting on January 1, 2012, and 20,000 shares on January 1, 2012.  The fair value of these shares was $56,500 based on the price of $1.13, which equals the price we obtained for private placements prior to the restricted stock grant.

We recognized stock compensation expense of $1,675,030 and $2,781,467 for the three and six month periods ended June 30, 2010.

A summary of stock grant activity for the period ended June 30, 2010 is presented below:
Shares
Unregistered restricted stock grants outstanding at January 1, 2010	1,584,200
Granted	6,951,800
Vested	-
Outstanding at June 30, 2010	8,536,000

Total unrecognized compensation cost related to non-vested stock granted was $6,062,741 as of June 30, 2010. The unrecognized compensation cost at June 30, 2010 is expected to be recognized over a weighted-average remaining service period of 8 months.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 6	LOAN AGREEMENTS

The Company entered into three separate loan agreements with Hexagon Investments, Inc. (“Hexagon”) during the six months ending June 30, 2010.  All three loans bear annual interest of 15%, and mature on December 1, 2011.  The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage as well as all related equipment purchased in the first three acquisitions (Wilke Field, Albin Field, and State Line Field) detailed in Note 7 - Acquisitions.  The loans require the payment of all proceeds after production costs and taxes from the acquired assets.  The loan agreements contain customary terms such as representations and warranties and indemnification. In consideration for the loans, Hexagon also received 5 million shares of common stock and a royalty interest in the Albin Field and State Line Field properties.  In consideration for extending the maturity of the loans in connection with our June capital raise (see Note 8 – Stockholders’ Equity), Hexagon received 1 million warrants with an exercise price of $1.50 per share.  The Company recorded $369,153 in deferred financing costs related to the warrants issued in conjunction with the extension of the loans.  If the loan is not paid in full by January 1, 2011 we are required to issue 1 million additional warrants with an exercise price of $1.50 per share to Hexagon.

On May 26, 2010 the Company agreed to a $3 million seller note in conjunction with the acquisition of the 60,000 undeveloped acres and certain overriding interest described below.  However, the Company paid the agreed note in full on May 27, 2010 and did not incur any interest expense with the transaction.

NOTE 7	ACQUISITIONS

In January, 2010 the Company acquired the Wilke Field from Edward Mike Davis, L.L.C. (“Davis”) for $4,500,000.   In February, 2010 the Company entered into a credit agreement with Hexagon Investments, LLC to finance 100% of the purchase of the Wilke Field properties.  Hexagon received 1,000,000 shares of the Company's common stock in connection with the financing.  The Company recorded $2.25 million in deferred financing costs related to the shares issued in conjunction with the loan.  The shares were valued at $2.25 per share which reflects the value of private placements completed near the time the loan agreement was executed.  The Company will amortize the deferred financing costs through December 1, 2011, the loan’s maturity date.

In March, 2010 the Company acquired the Albin Field properties from Davis for $6,000,000 and 550,000 shares of our common stock valued at $412,500 or $0.75 per share.  We simultaneously entered into a loan agreement with Hexagon to finance 100% of the cash portion of the purchase price.  Hexagon received 750,000 shares of the Company’s common stock in connection with the financing.  The Company recorded $562,500 in deferred financing costs related to the shares issued in conjunction with the loan and $175,322 in deferred financing costs associated with the ½ percent overriding royalty interest assigned in conjunction with the loan.  The shares were valued at $0.75 per share which reflects the value of private placements completed near the time the loan agreement was executed.  Hexagon also received a one-half percent overriding royalty in the leases and wells.

In April, 2010 the Company acquired the State Line Field properties from Davis for $15,000,000 and 2,500,000 shares of our common stock valued at $1,875,000 or $0.75 per share.  We simultaneously entered into a loan agreement with Hexagon to finance 100% of the cash portion of the purchase price.  Hexagon received 3,250,000 shares of the Company’s common stock and 2,000,000 warrants to acquire the Company’s common stock at $2.50 per share in connection with the financing.  The Company recorded $2,596,185 in deferred financing costs related to the shares and warrants issued in conjunction with the loan and $184,589 in deferred financing costs associated with the one percent overriding royalty interest assigned in conjunction with the loan.

In May 2010, the Company acquired 60,000 acres of undeveloped leasehold acreage, in addition to certain overriding interests on existing Company owned acreage and wells in the DJ Basin from Davis for 2,000,000 shares of the Company’s stock valued at $1,500,000 or $0.75 per share and a cash payment of $20 million.

Davis and Hexagon currently own 6,500,000 shares and 6,500,000 shares, respectively, of our common stock, representing approximately 16.7% and 16.7%, respectively, of our outstanding shares at June 30, 2010.

In June 2010, the Company acquired interests in 3 wells located in the DJ Basin for $82,606 in cash and assumption of $17,394 in liabilities.  The effective date of the acquisition was May 1, 2010.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

The following table shows the pro forma results of operations for the six months ended June 30, 2010 and 2009 as if the acquisitions had occurred on January 1, 2009. These unaudited pro forma results of operations are based on the historical financial statements and related notes of the Company, and the related historical audited financial statements of the Wilke, Albin and State Line acquisitions included in the related 8-K filings. These pro forma results of operations contain adjustments to depreciation, depletion and amortization for the effects of purchase price allocation, and to interest expense and amortization of deferred financing costs related to financing the acquisitions.

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
	Pro Forma	Pro Forma

Revenues	$8,868,615	$2,995,443

Operating income	$(2,674,148)	$(22,267,133)

Net income	$(7,508,678)	$(24,179,633)

Basic and diluted net loss per share	$(0.40)	$(3.41)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

The Company incurred $98,017 and $195,075, for the three and six month periods ended June 30, 2010, in acquisition related expenses which is included in General and Administrative expenses on the Statement of Operations.

NOTE 8	STOCKHOLDERS' EQUITY

During 2010, Recovery issued 27,974,015 shares.  As of June 30, 2010 Recovery has 100,000,000 shares of common stock authorized of which 38,748,015 of shares were issued and outstanding (not including the 85,000 shares issued and outstanding under a lock-up agreement in conjunction with the reverse merger completed in September, 2009).  The Company also has 10,000,000 shares of preferred stock authorized, none of which were issued or outstanding.  Such shares, however, may be issued in such series and preferences as determined by the Board of Directors.  85,000 shares of common stock were issued and outstanding under a lock-up agreement that has terms which may result in the Company reacquiring the shares due to circumstances outside of the Company’s control and therefore the shares are preferential to common shares.  The 85,000 shares covered by the lock-up agreement are treated as temporary equity and reported separately from other shareholders’ equity.

In May, 2010 we completed a private placement of 1,058,486 shares of our common stock to 32 accredited investors (as defined in Regulation D) for $0.75 per share resulting in gross proceeds to us of $793,732.

In June 2010, we completed a private placement of 15,901,200 units with a group of accredited investors for $1.50 per unit for gross proceeds of $23,851,800.  Each unit consisted of one share of our common stock and a five year warrant to purchase a share of our common stock for $1.50.  The stock portion of the unit was valued at $1.13 per share and the warrant portion of each unit was valued at $0.37 per share.  The value of the warrant portion of each unit was determined utilizing a modified Black-Scholes model in accordance with ASC 718 – Stock Compensation.

In June 2010, we issued 800,000 shares of our common stock, a five year warrant to purchase 750,000 shares of our common stock at $1.50, and two three year warrants to purchase a combined 300,000 shares of our common stock at $1.50 to three separate vendors in exchange for future services. The value of the equity compensation has been capitalized as a prepaid asset and will be amortized over the life of the service agreements.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

A summary of warrant activity for the period ended June 30, 2010 is presented below:
		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2010	750,000	$3.50
Granted	22,306,933	$1.59
Exercised, forfeited, or expired	-	-
Outstanding at June 30, 2010	23,056,933	$1.65
Exercisable at June 30, 2010	23,056,933	$1.65

2,000,000 five year warrants with an exercise price of $2.50 per share were issued to Hexagon Investments, Inc. on April 14th in conjunction with the acquisition of the State Line field (See Note 7 - Acquisitions).

15,901,200 five year warrants with an exercise price of $1.50 per share were issued to as part of the unit issued as part of our capital raise which closed in June (See Note 8 - Shareholders’ Equity) (See Note 7 - Acquisitions).

2,355,731 five year warrants with an exercise price of $1.50 per share issued to our investment banker as part of our capital raise which closed in June (See Note 8 - Shareholders’ Equity).  The five year warrants have a strike price of $1.50 per share (See Note 7 - Acquisitions).

1,000,000 five year warrants with an exercise price of $1.50 per share were issued to Hexagon Investments, Inc. on May 24th in exchange for the extension of the maturity date of our acquisition loans from December 1, 2010 to December 1, 2011 (See Note 7 - Acquisitions).

1,000,000 warrants with an exercise price of $1.50 per share were issued to a consultant on June 1, 2010.  250,000 of these warrants expire in three years and 750,000 of these warrants expire in five years.

50,000 three year warrants were issued with an exercise price of $1.50 to a consultant on June 14, 2010.  The three year warrants have a strike price of $1.50 per share.

In connection with the above warrant issuances, the Company used the following assumptions: term 3 to 5 years, volatility 50% to 125%, price $ .75 to $2.50, interest rate 0.15% to 2.30%.

The aggregate intrinsic value of the in-the-money warrants as of June 30, 2010 was $20,306,933 based on the Company’s June 30, 2010 closing common stock price of $2.50; and the weighted average remaining contract life was 4.7 years.

NOTE 9	COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation – At June 30, 2010 there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of June 30, 2010, the Company has not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

Legal Proceedings – The Company may from time to time be involved in various other legal actions arising in the normal course of business.  In the opinion of management, the Company’s liability, if any, in these pending actions would not have a material adverse effect on the financial position of the Company.  The Company’s general and administrative expenses would include amounts incurred to resolve claims made against the Company.

Potential Stock Grants and Royalty Interest under Employment/Appointment Agreements - The employment agreement for our Chief Financial Officer and the appointment agreement for our Chairman of the Board contain provisions which provide these individuals additional stock grants if the Company achieves certain market capitalization miles stones.  As of May 1, 2010 our Chairman of the Board also became our Chief Executive Officer and our Chief Executive Officer became our Chief Financial Officer.  Upon termination of the employment agreement for our former Chief Executive Officer, a provision which provides for a twelve month tail for additional stock grants to this individual if the Company achieves certain market capitalization mile stones.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

Our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer are entitled to:

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

The Company has accounted for these agreements in accordance with ASC 718 Compensation—Stock Compensation. The Company recorded $9,801 and $19,603 of expense during the three and six month period ending June 30, 2010.  This is based on independent valuation specialist’s reports and an estimated service period of four years. The expense is included in the General and administrative expense line item in the Statement of Operations.

In addition, under the employment agreement of our Chairman of the Board and Chief Executive Officer, and the employment agreement of our Chief Financial Officer, each individual is entitled to a 1% royalty for all acquisitions acquired during their employment/appointment with the Company.  In connection with the acquisitions during the three and six month period ending June 30, 2010, $751,570 and $1,578,080 was expensed under these agreements.

NOTE 10	RELATED PARTY TRANSACTIONS

Previously, the Company sold to IEXCO, LLC a company controlled by our Chairman of the Board and Chief Executive Officer, its remaining 50% interest in the Church Field that were purchased under the purchase and sale agreement effective October 1, 2009 for $750,000 cash.  Additionally, in an unrelated transaction, IEXCO, LLC purchased a 12.5% interest in the Wilke Field.  The Company is the operator of both assets, and IEXCO, LLC is responsible for its portion of the operating costs for each field.  Additionally, the Company charges IEXCO, LLC a prorated portion of a $500 per month per well operating fee.

Four of the five acquisitions (See Note 7 Acquisitions) the Company completed since the beginning of the year have been with the same seller, Davis.  Davis owns approximately 16.7% of the issued and outstanding shares as of June 30, 2010.  The cash portion of the purchase price for the first three acquisitions was financed with loans from Hexagon which owns approximately 16.7% of the stock issued and outstanding at June 30, 2010.  During the quarter ending June 30, 2010, related to these loan agreements, the Company made principal payments of $2,068,755, interest payments of $823,603, and has accrued interest totaling $36,485 to Hexagon.

As of June 30, 2010 the Company had a net payable to related parties of approximately $45,864  related to joint interest billings receivable from, production payments payable to, and purchase price adjustments payable to related parties.

In May, 2010 the Company closed the previously announced sale of its two medium depth drilling rigs to Resource Energy, Inc., an entity controlled by Mathew Jennings, for $100,000 in cash and a $600,000 note.  The note bears interest at an annual rate of prime plus 1%.  Interest is payable quarterly, commencing June 30, 2010.  Principal payments are due quarterly in eight equal payments commencing on June 30, 2011 and ending on June 30, 2013.  The gain in this sale will be recognized as a capital contribution when the proceeds are fully received.  We have recognized and accrued $3,896 in interest income on the loan for the three and six month periods ended June 30, 2010.  As of the date of this filing, Resource Energy has not made the required interest payment and we have issued a demand letter to Resource.  Management is evaluating the fair value of the collateral and recoverability of the loan principal at this time, but does not believe the loan is impaired and has not recognized any impairment of the loan.  As of June 30, 2010, Mr. Jennings and entities controlled by Mr. Jennings owned approximately 2,958,334 or 7.6% of the issued and outstanding stock of the Company.

In June, 2010 we started drilling and completion work on a well located on a 640 acre oil and gas lease in Arapahoe County, Colorado known as Comanche Creek.  We acquired 50% interests in this prospect and the Omega prospect in January 2010 from Davis as part of the Wilke acquisition. We acquired an additional 12.5% working interest in the Comanche Creek prospect in June 2010 from Davis in exchange for a 1% overriding royalty interest on our existing 50% working interest, resulting in us owning 62.5% working interest. The remaining 37.5% working interest is split between Davis and Timothy N. Poster, a member of our board of directors, with Davis holding 12.5% and Mr. Poster holding 25% of the working interest. Both of these interests are on a “head’s up” basis with Davis and Mr. Poster paying their proportionate share of the estimated costs to us.  We received deposits from both Davis and Mr. Poster for their portion of the dry hole costs associated with the well.  The operations of the well is covered by a joint operating agreement and requires both Davis and Mr. Poster to pay their proportionate share of operating costs as well as an overhead/operating fee to us.

RECOVERY ENERGY, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 11	SUBSEQUENT EVENTS

In July, 2010 the Company filed a registration statement for resale of 45,696,666 shares which included the shares and warrants issued to our lender under the three loan agreements and the loan modification agreement as more fully described above, shares issued under the purchase agreements for the various assets we acquired as more fully described above, the shares and warrants issued in our June capital raise as more fully described above, and shares and warrants issued to certain consultants.  The registration statement has not become effective as of the date of this filing.

In August, 2010 the Company entered into a commodity derivative financial instrument intended to hedge our exposure to market fluctuations of oil prices. The following table details the derivative instrument.

		Average	Weighted
	Barrels per	Barrels per	Average Price
	quarter	Day	per Barrel

2011
Second quarter	6,600	110	$84.95
Third quarter	9,900	110	$84.95
Fourth quarter	9,900	110	$84.95

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

Overview

Recovery Energy Inc. is an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the United States. Our business strategy is designed to create maximum shareholder value by leveraging the knowledge, expertise and experience of our management team along with that of our operating partners.

We target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, Wyoming, Kansas, Oklahoma, and Texas. At June 30, 2010, we owned interests in approximately 82,000 gross (81,000 net) leasehold acres, of which approximately 79,000 gross (78,000 net) acres are classified as undeveloped acreage.

For the three and six month period ending June 30, 2010, our total production was 59,289 and 68,187 net barrels of oil, respectively.

Our executive offices are located at 1515 Wynkoop Street, Suite 200, Denver, Colorado 80202, and our telephone number is (888) 887-4449.  Our web site is www.recoveryenergyco.com.  Additional information which may be obtained through our web site does not constitute part of this quarterly report on Form 10-Q.  A copy of this quarterly report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Recent Developments and Related Transactions

In April, 2010 we acquired six wells in Laramie County, Wyoming and interests in 1240 acres from Edward Mike Davis, L.L.C.  The purchase price was $15,000,000 and 2,500,000 shares of our common stock.  In connection with the acquisition we entered into a credit agreement with Hexagon Investments, LLC to finance the $15,000,000 cash portion of the purchase price.  The loan bears annual interest of 15%, will mature on December 1, 2011 and is secured by a mortgage on the acquired property.  Hexagon Investments received 3,250,000 shares of our common stock and a warrant to purchase 2,000,000 shares of our common stock exercisable at $2.50 per share in connection with the financing.   The credit agreement contained customary terms such as representations and warranties and indemnification.

In April, 2010 we issued 333,333 shares of our common stock to one accredited investor (as defined in Regulation D) for $0.75 per share resulting in proceeds of $250,000 to us.

In May, 2010 we completed a private placement of 1,058,486 shares of our common stock to 32 accredited investors (as defined in Regulation D) for $0.75 per share resulting in gross proceeds to us of $793,732.

In May, 2010 we sold our two medium depth drilling rigs to Resource Energy, Inc., an entity controlled by Mathew Jennings, for $100,000 in cash and a $600,000 note.  The note bears interest at an annual rate of prime plus 1%.  Interest is payable quarterly, commencing June 30, 2010.  Principal payments are due quarterly in eight equal payments commencing on June 30, 2011 and ending on June 30, 2013.  The gain in this sale will be recognized as a capital contribution when the proceeds are fully received.  The first payment due on June 30, 2010 has not been made. As of August 13, 2010, Mr. Jennings and entities controlled by Mr. Jennings owned approximately 2,958,334 or 7.6% of our outstanding common stock.

In May, 2010 we purchased from Edward Mike Davis, L.L.C. and an affiliate oil and gas interests in approximately 60,000 acres located in Banner and Kimball Counties, Nebraska and Laramie and Goshen Counties, Wyoming. The purchase price was $20,000,000 and 2,000,000 shares of our common stock.  The cash portion of the purchase price was paid from the proceeds of a private placement of 15,901,200 shares of our common stock and 15,901,200 five year warrants to purchase our common stock for $1.50 with a group of accredited investors for $1.50 per unit for gross proceeds of $23,851,800 which closed in June 2010. In connection with the acquisition and financing we issued Hexagon a five year warrant to purchase 1,000,000 shares of our common stock at $1.50 per share as compensation for amendments to our credit agreements and agreed that if the loans are not repaid in full on or before January 1, 2011 we will issue Hexagon a second five year warrant to purchase 1,000,000 shares of our common stock at $1.50 per share.

In May, 2010 we granted (i) 4,500,000 shares of our common stock to Roger A. Parker pursuant to his employment agreement as our chief executive officer, (ii) 1,635,800 shares of our common stock to Jeffrey A. Beunier pursuant to his employment agreement as our chief financial officer and (iii) 80,000 shares of our common stock to James Miller pursuant to his amended and restated director appointment agreement.

In June, 2010 we started drilling and completion work on a well located on a 640 acre oil and gas lease in Arapahoe County, Colorado known as Comanche Creek.  We acquired 50% interests in this prospect and the Omega prospect in January 2010 from Edward Mike Davis, L.L.C. as part of the Wilke acquisition. We acquired an additional 12.5% working interest in the Comanche Creek prospect in June 2010 from Davis in exchange for a 1% overriding royalty interest on our existing 50% working interest, resulting in us owning 62.5% working interest. The remaining 37.5% working interest is split between Davis and Timothy N. Poster, a member of our board of directors, with Davis holding 12.5% and Mr. Poster holding 25% of the working interest. Both of these interests are on a “head’s up” basis with Davis and Mr. Poster paying their proportionate share of the estimated costs to us.  We received deposits from both Davis and Mr. Poster for their portion of the dry hole costs associated with the well.  The operations of the well is covered by a joint operating agreement and requires both Davis and Mr. Poster to pay their proportionate share of operating costs as well as an overhead/operating fee to us.

In June, 2010 we granted 500,000 shares of our common stock to Timothy N. Poster and 150,000 shares of our common stock to Conway J. Schatz pursuant to their respective director appointment agreements.

In June, 2010 we granted 50,000 shares of restricted common stock to an employee.

In June, 2010 we issued 750,000 shares of our common stock, a five-year warrant to purchase 750,000 shares of our common stock for $1.50 per share and a three-year warrant to purchase 250,000 shares of our common stock for $1.50 per share to Market Development Consulting Group, Inc. in exchange for management consulting services.

In June, 2010 we issued a three-year warrant to purchase 50,000 shares of our common stock for $1.50 per share to Globe Media for public relations services.

In June, 2010 we purchased interests in three wells from an unrelated third party.  The wells are located in Adams, Weld, and Elbert Counties, Colorado.

Four of the five acquisitions we have completed since the beginning of the year have been with the same seller, Edward Mike Davis, L.L.C.  Davis owns approximately 16.7% of our outstanding common stock as of August 13, 2010.  The cash portion of the purchase price for the first three acquisitions was financed with loans from Hexagon, together with its affiliates, which owns approximately 22.7% of our outstanding common stock at August 13, 2010.  As of June 30, 2010 we have made principal payments of $2,248,382, interest payments of $950,387, and have accrued interest totaling $36,485 to Hexagon.  As required by our employment agreements with Mr. Parker and Mr. Beunier, we have assigned a 1% overriding royalty interest in the acquisitions to each of them.  We have accrued a total of approximately $110,000 for overriding royalties payable to Mr. Parker and Mr. Beunier at June 30, 2010.

Our Oil and Gas Operations

We intend to invest primarily in domestic oil and natural gas interests, including producing properties, prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in Colorado, Nebraska, Wyoming, Kansas, Oklahoma, and Texas.  During the period ending June 30, 2010 we sold our two drilling rigs (See Note 10 – Related Party Transactions).

Principal Oil and Gas Interests

As of June 30, 2010 we own nineteen producing wells in the Wyoming, Nebraska and Colorado portion of the DJ Basin, as well as interests in 78,000 net acres of undeveloped leasehold (See Note 7 – Acquisitions and “Recent Developments” above).

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

It is our long-term goal to achieve a well-diversified and balanced portfolio of oil and natural gas producing properties located in North America.

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

Employees

At June 30, 2010, we had four employees.  Effective May 1, 2010, Roger A Parker became our chief executive officer and Jeffrey Beunier, formerly our chief executive officer, became our president and chief financial officer.  Additionally on June 23, 2010, Christopher Barber joined Recovery Energy as controller.  For the foreseeable future, we intend to only add additional personnel as our operational requirements grow, in the interim, we plan to continue to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.  We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

Recent Performance

Following are summary comments of our performance in several key areas during the quarter ended June 30, 2010

●	Average Daily Production

DJ Basin. During the quarter ended June 30, 2010, average daily net production was 659 BOPD net.   As discussed in the Recent Developments and Related Transactions section above, the Company successfully acquired a number of producing properties during the quarters ending March 31, 2010 and June 30, 2010.  The Palm and State Line acquisitions were effective as of April 1, 2010 and therefore our production increased due to the addition of these properties.

●	Oil and Gas Sales
During the quarter ended June 30, 2010, net oil sales were $4,157,757. Our average oil price received was $70.13 per barrel.

●	Cash Flow from Operations
During the quarter ended June 30, 2010, we generated $1,913,423 in cash from operations.

OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As of June 30, 2010 we had $2,155,162 in cash.

We believe that we have sufficient liquidity and capital resources to continue our current operations. We also may consider additional offerings of securities to develop our 78,000 gross undeveloped acres. Although we believe that we would be able to secure additional financing if required, we can provide no assurance that we will be able to do so or what the terms of any additional financing would be.

Information about our financial position is presented in the following table:

	June 30, 2010 (unaudited)	December 31, 2009 (unaudited)
Financial Position Summary
Cash and cash equivalents	$2,155,162	$108,340
Working capital	$2,428,550	$(44,229)
Balance outstanding on term notes	$23,252,495	$-
Common Stock subject to redemption rights and Other Shareholders’ Equity	$31,245,477	$566,272
Ratios
Debt to total capital ratio	43%	0%
Total debt to equity ratio	74%	0%

During the quarter ended June 30, 2010, our working capital increased to $2,428,550 compared to negative working capital of ($44,229) at December 31, 2009. The higher working capital and cash position is primarily the result of capital raised during the six months ending June 30, 2010 (See Note 8 – Stockholders’ Equity), the reclassification of the majority of our debt as a long term liability due to the maturity date extension (See Note 6 – Loan Agreements), as well as the addition of several producing oil and gas properties during the six months ending June 30, 2010 (See Note 7 – Acquistions).  Our accounts payable and accrued liabilities balance increased $1,054,561 and our accounts receivable balance increased by $1,467,821 from December 31, 2009, primarily due to the acquisition of properties and related production activities.

Quarter ended June 30,
2010
(unaudited)
Cash provided by (used in):
Operating activities	$1,913,423
Investing activities	(35,473,281)
Financing activities	35,542,973

Net change in cash	$1,983,115

During the three and six month ended June 30, 2010, net cash provided by operating activities was $1,913,423 and $1,718,092, respectively. The primary changes in operating cash during the six months ended June 30, 2010 were $(6,017,492) of net loss, adjusted for non-cash charges of $2,441,413 of depreciation, depletion and amortization expenses (“DD&A”) and accretion expense, $2,781,467 stock-based compensation, $2,022,974 of amortization of deferred financing costs and $1,578,080 of non-cash compensation expense, offset by the non-cash gain on derivative contracts of $(629,206). In addition, we had an increase in accounts receivable of $1,467,821 and a decrease in accrued expenses of $658,933.

During the three and six month ended June 30, 2010, net cash used by investing activities was $(35,473,281) and $(45,835,552). The primary changes in investing cash during the six months ended June 30, 2010 was $45,455,520 related to our acquisitions which consisted primarily of the Wilke, Albin and State Line fields, and unproved acreage. In addition, we used $402,944 for drilling capital expenditures. See Note 7 – Acquisitions for further details on the acquisitions.

During the three and six month ended June 30, 2010, net cash provided by financing activities was $35,542,973 and $46,164,222. The primary changes in financing cash during the six months ended June 30, 2010 were net proceeds from the sale of common stock for $22,911,727 and the issuance of debt in connection with the acquisitions for $28,500,000, offset by debt repayments of ($5,247,505).

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

Loan Agreements

In conjunction with the acquisitions, as described in Note 7 – Acquisitions and Note 6 - Loan Agreements, the Company entered into one additional secured note and loan agreement during the quarter ending June 30, 2010.  Effective January 29, 2010, we entered into a $4.5 million loan agreement, with an original maturity date of December 1, 2010. Effective March 25, 2010, we entered into a $6.0 million loan agreement, with an original maturity date of December 1, 2010. Effective April 14, 2010, we entered into a $15.0 million loan agreement, with an original maturity date of December 1, 2010.  All three loan agreements have similar terms and require us to repay the notes out of cash flows from production.  We entered into a loan modification agreement on May 28, 2010 which extended the maturity date of our loans to December 1, 2011. The loan modification agreements require us to issue 1 million five year warrants to purchase common stock at $1.50 per share to Hexagon if we do not repay the loan in full by January 1, 2011.  Our loans bear annual interest rates of 15% and are secured by a mortgage on the property acquired with the loan proceeds.   The loan agreements contained customary terms such as representations and warranties and indemnification.

On May 26, 2010 the Company agreed to a $3 million seller note in conjunction with the acquisition of the 60,000 undeveloped acres and certain overriding interest described below.  However, the Company paid the agreed note in full on May 27, 2010 and did not incur any interest expense with the transaction.

As of June 30, 2010, the outstanding balance on our loan agreements was $23.25 million, of which approximately $892,500 is classified as a current liability and approximately $22.4 million is classified as a long term liability.  For the three and six month period ended June 30, 2010, we incurred cash interest expense of $860,088 and $987,750, on the loan agreements of which $36,485 was accrued as of June 30, 2010. We made $5,068,755 and $5,247,505 in principal payments for the three and six month periods ending June 20, 2010.

Deferred financing costs related to stock, warrants and overriding royalty interests placed in conjunction with our loan agreements total $6,137,750.  During the three and six month periods ending June 30, 2010, we have amortized $1,556,780 and $2,022,974.  Amortization expense for deferred financing costs is included in the Interest expense line item on the Statement of Operations.  The remaining $4,114,776 in Deferred Financing Costs is classified as long term asset on our Balance Sheet.  The deferred financing costs will amortize on a straight line basis over the remaining life of our loan agreements as detailed below.

Quarterly Amortization of Deferred Financing Costs

9/30/2010	$729,402
12/31/2010	$729,402
3/31/2011	$713,545
6/30/2011	$721,473
9/30/2011	$729,401
12/1/2011	$491,553

We did not capitalize any interest costs for the three or six month periods ended June 30, 2010.

We are subject to certain financial and non-financial covenants with respect to the above loan agreement. As of June 30, 2010, we were in compliance with all covenants under the facility. If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

Capital Requirements

Our estimated capital budget for 2010 is approximately $700,000 for drilling two wells within the Omega and Comanche project areas.  We spudded the first of these two wells in June 2010 as more fully describe in the “Recent Developments and Related Transactions” section above.  The 2010 budget does not include the impact of any potential future exploration projects, or ongoing exploration or development activities, or potential acquisitions. We expect to fund our 2010 capital expenditures with cash provided by operating activities and we intend to raise additional funds through private placements or registered offerings of equity or debt.

RESULTS OF OPERATIONS

Quarter ended June 30, 2010

Revenues

For the three and six month period ending June 30, 2010, we had $4,157,757 and $4,780,352 in oil sale revenues.

	Quarter Ended June 30,
	2010
	Volume	Average Price
Product:
Oil (Bbls)	59,289	$70.13

During the quarter, as discussed in Note 7 - Acquisitions, the Company acquired additional producing assets.  The Wilke acquisition was effective January 1, 2010, the Albin and State Line acquisitions were effective April 1, 2010, and therefore contribute to a material increase in production and revenue during the quarter ending June 30, 2010.  Average daily net production was 659 BOPD.

Miscellaneous Income and Operating fees

The Company earned net operating fees of $1,688 and $2,813 during the three and six month periods ending June 30, 2010.  The Company realized a mark-to-market gain of $8,858 and $24,067 during the three and six month periods ended June 30, 2010 on a put agreement associated with 85,000 shares of stock placed in conjunction with our reverse merger in September 2009.

 Price Risk Management activities

We recorded a net gain on our derivative contracts that do not qualify for cash flow hedge accounting of $762,575 for the quarter ended June 30, 2010.  This amount represents an unrealized non-cash gain which represents a change in the fair value of our mark-to-market derivative instruments at June 30, 2010 as detailed in Note 3 Financial and Derivative Instruments and Note 4 – Fair Value of Financial Instruments.  We realized a gain on our derivative contracts that do not qualify for cash flow hedge accounting of $272,829 for the quarter ended June 30, 2010.  This amount represents a realized cash gain from the settlement of our forward sale contracts for the quarter ending June 30, 2010 as detailed in Note 3 Financial and Derivative Instruments and Note 4 – Fair Value of Financial Instruments.

Oil and gas production expenses, depreciation, depletion and amortization
Quarter Ended June 30,
2010
(unaudited, in dollars per bbl)
Average price	$70.13

Production costs	3.78
Production taxes	8.19
Depletion and amortization	37.27

Total operating costs	49.24

Gross margin	$20.89

Gross margin percentage	29.79%

General and administrative expenses

General and administrative expenses were $3,068,698 for the quarter ended June 30, 2010.  Our general and administrative expenses for the quarter ended include $260,207 in professional fees, and $2,426,600 in non-cash compensation expense.  The non-cash compensation expense was comprised of $1,675,030 in stock compensation expense and $751,570 in expense associated with the assignment of overriding royalty interest.

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

Our outstanding derivative instruments as of June 30, 2010 are summarized below:

	Barrels per	Average	Price per
	quarter	Barrels per	barrel
		Day

2010
Third quarter	31,000	344	$85.65
Fourth quarter	23,700	263	$85.37
2011
First quarter	18,900	210	$85.25
Second quarter	3,300	110	$88.00

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

(a) Management of Recovery Energy is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision of the Chief Executive Officer and the President and Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Chief Financial Officer and our Chief Executive Officer, who concluded, that because of the material weakness in our internal control over financial reporting (see Item 9A (T) CONTROLS AND PROCEDURES in the Company’s Form 10-K filed for the year ended December 31, 2009), our disclosure controls and procedures were not effective as of June 30, 2010.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)    For the quarter ended June 30, 2010, there were changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting due to the addition of a Controller to oversee accounting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During early May, 2010 we placed 725,153 shares with 32 qualified investors at $0.75 per share.

All other unregistered issuances of equity securities during the period covered by this report have been previously included in Current Reports on form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

 Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Recovery Energy, Inc.

Date: August 16, 2010	By:	/s/ Roger A Parker
Roger A Parker
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Jeffrey A Beunier
Jeffrey A Beunier
Chief Financial Officer