Form 10-Q
period 2010-09-30
RECOVERY ENERGY, INC.
filed 2010-11-12
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010:  50,783,015 shares of Common Stock.

Recovery Energy, Inc.

FORM 10-Q
September 30, 2010
INDEX

PART I– FINANCIAL INFORMATION

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURES

Part 1. Financial Information
Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
Assets
Current Assets
Cash	$5,263,635	$108,400
Restricted cash	891,978	20,876
Accounts receivable	1,004,672	100,000
Assets from price risk management	234,654	-
Prepaid assets	53,826	55,249
Total current assets	7,448,764	284,525

Oil and gas properties (full cost method), at cost:
Undeveloped properties	23,507,395	-
Developed properties	25,347,745	-
Wells in progress	681,404	-
Total Property and equipment	49,536,544	-

Less accumulated depreciation, depletion and amortization	(3,876,780)	-
Net properties and equipment	45,659,765	-

Other assets
Office equipment	3,384	470
Prepaid assets	1,080,772	-
Deferred financing costs	3,385,374	-
Restricted cash and deposits	185,637	110,031
Notes receivable	400,000	-
Assets held for sale	-	500,000
Total other assets	5,055,166	610,501

TOTAL ASSETS	$58,163,695	$895,026

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$411,423	$106,355
Related party payable	10,142	70,876
Accrued expenses and other	1,200,265	151,523
Short term note	532,069	-
Total current liabilities	2,153,899	328,754

Asset retirement obligation	463,037	-
Term note	21,004,200	-
Total long term liabilities	21,467,237	-

Total liabilities	23,621,137	328,754
Commitments and Contingencies – Note 9

Common Stock Subject to Redemption Rights, $0.0001 par value;	86,258	172,516
42,500 shares issued and outstanding

Other Shareholders’ Equity
Common stock, $0.0001 par value: 100,000,000 shares authorized;
50,740,515 and 10,774,000 shares issued and outstanding (excluding 42,500 and 85,000 shares subject to redemption) as of September 30, 2010 and December 31, 2009, respectively	5,074	1,077
Additional paid in capital	74,917,896	30,304,060
Accumulated deficit	(40,466,669)	(29,911,381)
Total other shareholders' equity	34,456,301	393,756

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION RIGHTS AND OTHER SHAREHOLDERS’ EQUITY	$58,163,695	$895,026

The accompanying notes are an integral part of these consolidated financial statements

 RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended	March 6, 2009 (Inception) through
	2010	2009	September 30, 2010	September 30, 2009

Revenue
Oil sales	$2,652,840	$-	$7,433,192	$-
Operating fees	1,689	-	4,500	-
Realized gain on hedges	292,805	-	565,634	-
Price risk management activities	(394,552)	-	234,654	-

Total revenues	2,552,781	-	8,237,980	-

Costs and expenses
Production costs	290,554	-	636,531	-
Production taxes	299,730	-	820,642	-
General and administrative (includes non-cash expense of $2.8 million and $7.1 million for the three and nine month periods ending September 30, 2010)	3,455,489	200	8,867,508	200
Depreciation, depletion and amortization	1,454,197	-	3,895,610	-

Total costs and expenses	5,499,961	200	14,220,291	200

Loss from operations	(2,947,180)	(200)	(5,982,311)	(200)

Unrealized gain on lock-up	1,210	-	25,277	-
Interest expense (includes non-cash deferred financing cost amortization expense of $0.7 million and $2.8 million for the three and nine month periods ending September 30, 2010)	(1,591,826)	-	(4,598,255)	-

NET LOSS	$(4,537,796)	$(200)	$(10,555,289)	$(200)

Net loss per common share
Basic and diluted	$(0.10)		$(0.34)

Weighted average shares outstanding:
Basic and diluted	47,406,123		30,800,455

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months	March 6, 2009 (Inception)
	ended September 30, 2010	through September 30, 2009

Cash flows from operating activities
Net loss	$(10,555,289)	$(200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	166,239	-
Stock based compensation	5,495,346	-
Changes in the fair value of derivatives	(234,654)	-
Compensation expense recognized for assignment of overrides	1,578,080	-
Amortization of deferred financing costs	2,752,376	-
Depreciation, depletion, and accretion	3,895,610	-
Changes in operating assets and liabilities:
Accounts receivable	(904,672)	-
Other current assets	66,673	-
Accounts payable	315,142	-
Restricted cash	(871,102)	-
Related party production payments	(70,808)	-
Accrued expenses	1,148,742	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,781,683	(200)

Cash flows from investing activities
Additions of producing properties and equipment (net of purchase price adjustments)	(21,345,443)	-
Acquisition of properties	(24,944,600)	-
Drilling capital expenditures	(926,881)	-
Proceeds from sale of drilling rigs	100,000	-
Additions of office equipment	(2,914)	-
Investment in operating bonds	(75,605)	-
NET CASH USED IN INVESTING ACTIVITIES	(47,195,444)	-

Cash flows from financing activities
Net proceeds from sale of common stock	22,911,727	200
Proceeds from exercise of warrants	5,121,000
Proceeds from debt issuance	28,500,000	-
Repayment of debt	(6,963,731)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,568,996	200

Net increase in cash and cash equivalents	5,155,235	-
Cash and cash equivalents, beginning of period	108,400	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,263,635	$-

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The unaudited financial statements included herein were prepared from the records of Recovery Energy, Inc. (“Recovery” or the “Company”) in accordance with generally accepted accounting principles (“GAAP”) in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  Such financial statements conform to the presentation reflected in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2009. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Restricted Cash

Restricted cash consists of cash that is contractually required to be in a separate escrow account for future payment of severance and ad valorem taxes.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

The optimal method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Most of the Company's wells have been producing for a period of less than three years and for some, less than a year. Because of this short production history, other generally less accurate methods such as volumetric analysis and analogy to the production history of wells of ours and other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company's estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company's wells are produced over time and more data is available, the estimated proved reserves will be re-determined at least on a quarterly basis in accordance with applicable rules established by the SEC and may be adjusted based on that data.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed quarterly to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the full cost pool and becomes subject to depletion calculations. Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated proved reserves. For this purpose, we convert our petroleum products and reserves to a common unit of measure. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

The present value of estimated future net revenues is computed by applying a twelve month average of the first day of the month prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

There were no impairment charges recognized for proved or unproved properties for the nine month period ending September 30, 2010.

Wells in Progress

Wells in progress at September 30, 2010 represent the costs associated with wells that have not reached total depth or been completed as of period end. They are classified as wells in progress and withheld from the depletion calculation and the ceiling test. The costs for these wells are then transferred to proved property when the wells are completed and the costs become subject to depletion and the ceiling test calculation in future periods. The table below details the net changes in capitalized additions to wells in progress during the nine month period ended September 30, 2010.

December 31, 2009	$-
Additions to wells in progress pending the determination of proved reserves	681,404

September 30, 2010	$681,404

Deferred Financing Costs

Deferred financing costs include fees incurred in connection with the Company's loan agreements, which are being amortized over the terms of the agreements (see Note 6 – Loan Agreements and Note 7 - Acquisitions). The Company recorded amortization expense of $729,402 and $2,752,376 in the three and nine month periods ended September 30, 2010, respectively.

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

There was no impairment losses recorded during the three or nine month period ended September 30, 2010.

Revenue Recognition

The Company records the sale of oil and gas as they are produced and sold. The Company recognized $2,652,840 and $7,433,192 in proceeds from oil and gas sales in the three and nine month periods ended September 30, 2010.

Prior Period Reclassifications

Certain reclassifications have been made to prior year’s financial statements to be in conformity with current period presentation. Such reclassifications have had no effect on net income (loss).

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements," which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective for beginning after January 1, 2011. ASU 2010-06 concerns disclosure only. Both the current and future adoption do not have a material impact on the Company's financial position or results of operations.  Refer to “Note 3 – Financial and Derivative Instruments” for the Company’s disclosures on fair value.

NOTE 2	LOSS PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, and in accordance with ASC 260 – “Earnings Per Share,” diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued.  Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  For the three and nine month periods ended September 30, 2010, 23,056,933 warrants to purchase common stock have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 3	FINANCIAL AND DERIVATIVE INSTRUMENTS

The Company’s primary market exposure is to adverse fluctuations in the prices of oil. The Company uses derivative instruments, primarily swaps, to manage the price risk associated with oil production, and the resulting impact on cash flow, net income, and earnings per share. The Company does not use derivative instruments for speculative purposes.

The Company recognizes its derivative instruments as either assets or liabilities at fair value on its consolidated balance sheet and accounts for the derivative instruments as marked to market derivative instruments. On the cash flow statement, the cash flows from these instruments are classified as operating activities.

Derivative instruments expose the Company to counterparty credit risk. The Company enters into these contracts with third parties that it considers to be credit worthy. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty.

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. The Company was in an overall asset position with its counterparty at September 30, 2010 and no party has required any form of security guarantee.

Marked to market hedging instruments

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

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

During 2010, the Company entered into commodity derivative financial instruments intended to hedge our exposure to market fluctuations of oil prices.

The Company had the following commodity volumes under derivative swap contracts as of September 30, 2010:

		Average	Weighted
	Barrels per	Barrels per	Average Price
	Quarter	Day	per Barrel

2010
Fourth quarter	23,700	263	$85.37
2011
First quarter	18,900	210	$85.25
Second quarter	9,900	110	$85.97
Third quarter	9,900	110	$84.95
Fourth quarter	9,900	110	$84.95

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of September 30, 2010, presented gross of any master netting arrangements:

Derivatives not designated as hedging
instruments under ASC 815	Balance Sheet Location	Fair Value

Assets
Commodity derivatives	Assets from price risk management — current	$234,654

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the nine months ended September 30, 2010 was as follows:

		Amount of Gain Recognized in
Derivatives not		Income on Derivative
Designated as Hedging Instruments	Location of Gain Recognized in Income	Nine months ended September 30,
under ASC 815	on Derivative	2010
Commodity contracts	Realized gain on hedges	$565,634
Commodity contracts	Price risk management activities	$234,654

Refer to Note 4 – Fair Value of Financial Instruments for additional information regarding the valuation of the Company’s derivative instruments.

RECOVERY ENERGY, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

Cash and cash equivalents
Cash and cash equivalents include all cash balances and any highly liquid investment with an original maturity of 90 days or less. The carrying amount approximates fair value because of the short maturity of these instruments. At September 30, 2010 the Company had $5,263,635 in cash and cash equivalents.

Derivative instruments
The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, and the credit rating of its counterparty. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes.

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

At September 30, 2010, the types of derivative instruments utilized by the Company included commodity swaps. The oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

RECOVERY ENERGY, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

A reconciliation of the Company’s asset retirement obligation liability is below:

December 31, 2009	$-
Liabilities incurred	443,176
Retirements	-
Accretion expense (1)	18,831
Change in estimate	1,030

September 30, 2010	$463,037

(1)             The accretion expense recorded during the period is recorded in the Depreciation, depletion and amortization line item on the consolidated statement of operations and totaled $9,210 and $18,831 in the three and nine months ended September 30, 2010.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

	Level 1	Level 2	Level 3	Total
Assets
Commodity forward contracts	$—	$234,654	$—	$234,654

Total assets at fair value	$—	$234,654	$—	$234,654

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended September 30, 2010.

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

At September 30, 2010 the Company’s derivative financial instruments were held with a single counterparty. The Company continually reviews the credit-worthiness of its counterparties. The Company’s derivative instruments are part of master netting agreements, which reduces credit risk by permitting the Company to net settle for transactions with the same counterparty.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

In May 2010 the Company’s Chief Executive Officer became Chief Financial Officer resulting in a termination of the Chief Executive Officer’s employment agreement.  In conjunction with accepting the Chief Financial Officer position, the officer’s previous stock grant of 464,200 shares was modified and combined with a new stock grant of 1,635,800 shares.  Of the combined stock grant of 2,100,000 shares, 1,050,000 shares vest on January 1, 2011 with the remaining 1,050,000 shares vesting evenly over six quarters (175,000 on April 1, 2011, July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, and July 1, 2012).

In May 2010 the Company’s Chairman became Chief Executive Officer and was award 4,500,000 shares of restricted common stock.  These shares vest on January 1, 2011.

In February 2010 the Company granted 100,000 shares of restricted common stock to a director. 62,500 shares of the stock vest on January 1, 2011, with the remaining 37,500 shares vesting evenly over three quarters (12,500 on April 1, July 1, and September 1, 2011).   In May 2010 the Company granted an additional 80,000 shares to the director that vest evenly over 3 years (26,667 shares vesting on January 1, 2011, January 1, 2012, and January 1, 2013).

In May 2010 the Company granted 36,000 shares of restricted stock to an employee.  The 36,000 shares vest in two even amounts of January 1, 2011 and January 1, 2012.

In June 2010 the Company granted 500,000 shares of restricted stock to a new board member.  250,000 shares vest on January 1, 2011 and 250,000 shares vest on January 1, 2012.

In June 2010 the Company granted 150,000 shares of restricted stock to a new board member.  50,000 shares vest on January 1, 2011, 50,000 shares vest on January 1, 2012, and 50,000 shares vest on January 1, 2013.

In June 2010 the Company granted 50,000 shares of restricted to a new employee.  The shares vest over three years, with 10,000 shares vesting on January 1, 2011, 20,000 shares vesting on January 1, 2012, and 20,000 shares on January 1, 2012.

A summary of stock grant activity for the period ended September 30, 2010 is presented below:

Shares
Unregistered restricted stock grants outstanding at January 1, 2010	1,484,200
Granted	7,051,800
Vested	-
Outstanding at September 30, 2010	8,536,000

The cumulative fair value for all the stock grants issued from inception (March 6, 2009) through September 30, 2010 is $9,448,889.  The Company recognized stock compensation expense of $2,713,879 and $5,495,346 for the three and nine month periods ended September 30, 2010.  Total unrecognized compensation cost related to non-vested stock granted was $3,348,862 as of September 30, 2010. The unrecognized compensation cost at September 30, 2010 is expected to be recognized over a weighted-average remaining service period of 5 months.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 6	LOAN AGREEMENTS

The Company entered into three separate loan agreements with Hexagon Investments, LLC (“Hexagon”) during the nine months ending September 30, 2010.  All three loans bear annual interest of 15%, and mature on December 1, 2011.  The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage as well as all related equipment purchased in the first three acquisitions (Wilke Field, Albin Field, and State Line Field) as detailed in Note 7 - Acquisitions.  The loans require the payment of all proceeds after production costs and taxes from the acquired assets.  The loan agreements contain customary terms such as representations and warranties and indemnification. In consideration for the loans, Hexagon also received 5 million shares of common stock and a royalty interest in the Albin Field and State Line Field properties.  In consideration for extending the maturity of the loans in connection with the Company’s June capital raise (see Note 8 – Shareholders’ Equity), Hexagon received 1 million warrants with an exercise price of $1.50 per share.  The Company recorded $369,153 in deferred financing costs related to the warrants issued in conjunction with the extension of the loans.  If the loan is not paid in full by January 1, 2011 the Company is required to issue 1 million additional warrants with an exercise price of $1.50 per share to Hexagon.

On May 26, 2010 the Company agreed to a $3 million seller note in conjunction with the acquisition of the approximately 60,000 undeveloped acres and certain overriding interest described below.  However, the Company paid the agreed note in full on May 27, 2010 and did not incur any interest expense with the transaction.

NOTE 7	ACQUISITIONS

In January, 2010 the Company acquired the Wilke Field from Edward Mike Davis, L.L.C. (“Davis”) for $4,500,000.   The Company simultaneously entered into a credit agreement with Hexagon to finance 100% of the purchase of the Wilke Field properties.  Hexagon received 1,000,000 shares of the Company's common stock in connection with the financing.  The Company recorded $2.25 million in deferred financing costs related to the shares issued in conjunction with the loan.  The Company will amortize the deferred financing costs through December 1, 2011, the loan’s maturity date.

In March, 2010 the Company acquired the Albin Field properties from Davis for $6,000,000 and 550,000 shares of common stock valued at $412,500 or $0.75 per share.  The Company simultaneously entered into a loan agreement with Hexagon to finance 100% of the cash portion of the purchase price.  Hexagon received 750,000 shares of the Company’s common stock and a one-half percent overriding royalty in the leases and wells in connection with the financing.  The Company recorded $562,500 in deferred financing costs related to the shares issued and $175,322 in deferred financing costs associated with the overriding royalty interest.

In April, 2010 the Company acquired the State Line Field properties from Davis for $15,000,000 and 2,500,000 shares of common stock valued at $1,875,000 or $0.75 per share.  The Company simultaneously entered into a loan agreement with Hexagon to finance 100% of the cash portion of the purchase price.  Hexagon received 3,250,000 shares of the Company’s common stock, 2,000,000 warrants to acquire the Company’s common stock at $2.50 per share and a one percent overriding royalty interest in connection with the financing.  The Company recorded $2,596,185 in deferred financing costs related to the shares and warrants and $184,589 in deferred financing costs associated with the one percent overriding royalty interest.

In May 2010, the Company acquired approximately 60,000 acres of undeveloped leasehold acreage, in addition to certain overriding royalty interests on existing Company owned acreage and wells in the DJ Basin from Davis for 2,000,000 shares of common stock valued at $1,500,000 and a cash payment of $20 million.

Davis and Hexagon currently own 6,100,000 shares and 6,500,000 shares, respectively, of the Company’s common stock, representing approximately 12.0% and 12.8%, respectively, of the Company’s outstanding shares at September 30, 2010.

In June 2010, the Company acquired working and overriding royalty interests in 3 wells located in the DJ Basin for $82,606 in cash and assumption of $17,394 in liabilities.  The effective date of the acquisition was May 1, 2010.

In July 2010, the Company acquired a 100% working interest in approximately 2,689 acres of undeveloped leases in the state of Wyoming for approximately $200,000 in cash after expenses.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

In August 2010, the Company farmed into approximately 240 net acres in the state of Wyoming in exchange for carrying Davis, the lease owner, for a 26% working interest in one well, which has been drilled, and by assigning 83 net acres in a lease owned by the Company.

In August 2010, the Company farmed into approximately 533 net acres in the state of Nebraska in exchange for carrying Davis, the lease owner, for a 33% working interest in one well which has been drilled.

The following table shows the unaudited pro forma results of operations for the nine months ended September 30, 2010 and 2009 as if the acquisitions had occurred on January 1, 2009. These unaudited pro forma results of operations are based on the historical financial statements and related notes of the Company, and the related historical audited financial statements of the Wilke, Albin and State Line acquisitions included in the related filings on Form 8-K. These pro forma results of operations contain adjustments to depreciation, depletion and amortization for the effects of purchase price allocation, and to interest expense and amortization of deferred financing costs related to financing the acquisitions.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
	Pro Forma	Pro Forma

Revenues	$11,421,395	$4,462,191

Operating income	$(5,621,328)	$(25,135,213)

Net income	$(12,046,474)	$(28,003,963)

Basic and diluted net loss per share	$(0.43)	$(3.04)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

The Company incurred $0 and $195,075 for the three and nine month periods ended September 30, 2010, in acquisition related expenses which is included in General and Administrative expenses on the Statement of Operations.

NOTE 8	SHAREHOLDERS' EQUITY

During 2010, Recovery issued 39,966,515 shares.  As of September 30, 2010 Recovery has 100,000,000 shares of common stock authorized of which 50,740,515 of shares were issued and outstanding (not including the 42,500 shares issued and outstanding under a lock-up agreement in conjunction with the reverse merger completed in September, 2009).  The Company also has 10,000,000 shares of preferred stock authorized, none of which were issued or outstanding.  Such shares, however, may be issued in such series and preferences as determined by the Board of Directors.  42,500 shares of common stock were issued and are outstanding under a lock-up agreement that has terms which may result in the Company reacquiring the shares due to circumstances outside of the Company’s control and therefore the shares are preferential to common shares.  The 42,500 shares covered by the lock-up agreement are treated as temporary equity and reported separately from other shareholders’ equity.

In May, 2010 the Company completed a private placement of 1,058,486 shares of common stock to 32 accredited investors (as defined in Regulation D) for $0.75 per share resulting in gross proceeds to the Company of $793,732.

In June 2010, the Company completed a private placement of 15,901,200 units with a group of accredited investors for $1.50 per unit for gross proceeds of $23,851,800.  Each unit consisted of one share of common stock and a five year warrant to purchase a share of common stock for $1.50.  The stock portion of the unit was valued at $1.13 per share and the warrant portion of each unit was valued at $0.37 per share.  The value of the warrant portion of each unit was determined utilizing a modified Black-Scholes model in accordance with ASC 718 – Stock Compensation.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

In June 2010, the Company issued 800,000 shares of our common stock, a five year warrant to purchase 750,000 shares of common stock at $1.50, and two three year warrants to purchase a combined 300,000 shares of common stock at $1.50 to three separate vendors in exchange for future services. The value of the equity compensation has been capitalized as a prepaid asset and will be amortized over the life of the service agreements.

In September 2010, holders of 3,414,000 of the five year, $1.50 warrants exercised their warrants for cash.  The Company issued 3,414,000 five year replacement warrants with an exercise price of $2.20 per share.

A summary of warrant activity for the period ended September 30, 2010 is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2010	750,000	$3.50
Granted	25,720,933	$1.67
Exercised, forfeited, or expired	(3,414,000)	1.50
Outstanding at September 30, 2010	23,056,933	$1.76
Exercisable at September 30, 2010	23,056,933	$1.76

2,000,000 five year warrants with an exercise price of $2.50 per share were issued to Hexagon in April 2010 in conjunction with the acquisition of the State Line field (See Note 7 - Acquisitions).

1,000,000 five year warrants with an exercise price of $1.50 per share were issued to Hexagon in May 2010 in exchange for the extension of the maturity date of our acquisition loans from December 1, 2010 to December 1, 2011 (See Note 6 – Loan Agreements).

15,901,200 five year warrants with an exercise price of $1.50 per share were issued as part of the unit issued in our June capital raise. 3,414,000 of these five year, $1.50 warrants were exercise for cash in September 2010.

2,355,731 five year warrants with an exercise price of $1.50 per share issued to our placement agent as part of our June 2010 capital raise.   (See Note 7 - Acquisitions).

1,000,000 warrants with an exercise price of $1.50 per share were issued to a consultant in June 2010.  250,000 of these warrants expire in three years and 750,000 of these warrants expire in five years.

50,000 three year warrants were issued with an exercise price of $1.50 to a consultant in June 2010.

3,414,000 five year replacement warrants with an exercise price of $2.20 per share were issued in conjunction with the cash exercise of the $1.50 warrants in September 2010.

In connection with the above warrant issuances, the Company used the following assumptions: term 3 to 5 years, volatility 50% to 125%, price $ .75 to $2.50, interest rate 0.12% to 2.30%.

The aggregate intrinsic value of the in-the-money warrants as of September 30, 2010 was $14,668,024 based on the Company’s September 30, 2010 closing common stock price of $2.34; and the weighted average remaining contract life was 4.7 years.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 9	COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation – At September 30, 2010 there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of September 30, 2010, the Company has not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Potential Stock Grants and Royalty Interest under Employment/Appointment Agreements - In September 2010, both the Company’s Chief Executive Officer and Chief Financial Officer entered into amended and restated agreements that eliminated the provisions described below from their respective contracts, and the Company will no longer incur additional expenses for these provisions.

The prior agreements contained provisions which provided these individuals additional stock grants if the Company achieved certain market capitalization miles stones.   Prior to terminating these provisions, the Company accounted for the agreements in accordance with ASC 718 Compensation—Stock Compensation. The Company recorded $0 and $73,266 of expense during the three and nine month period ending September 30, 2010.  This is based on independent valuation specialist’s reports and an estimated service period of four years. The expense is included in the General and administrative expense line item in the Statement of Operations.

In addition, under the prior agreements, each individual was entitled to a 1% overriding royalty interest for all acquisitions acquired during their employment/appointment with the Company. In connection with the acquisitions during the three and nine month period ending September 30, 2010, $20,000 and $1,598,080 was expensed under these agreements.

Potential Warrant Issuances in Connection with Loan Extension
In connection with extending the maturity of the loan agreements with Hexagon, the Company is required to issue 1 million warrants with an exercise price of $1.50 per share to Hexagon if the loan is not paid in full by January 1, 2011.

NOTE 10	RELATED PARTY TRANSACTIONS

Four of the seven acquisitions (See Note 7 Acquisitions) the Company completed since the beginning of the year have been with the same seller, Davis.  Davis owns approximately 12.0% of the issued and outstanding shares as of September 30, 2010.  The cash portion of the purchase price for the first three acquisitions was financed with loans from Hexagon which owns approximately 12.8% of the stock issued and outstanding at September 30, 2010.  Hexagon also received warrants to purchase 2 million shares of our common stock at $2.50 per share in connection with the financing of an acquisition and warrants to purchase 1 million shares of our common stock for $1.50 per share in connection with amendments to the Hexagon agreements.  During the quarter ending September 30, 2010, related to these loan agreements, the Company made principal payments of $1,716,226, interest payments of $835,899, and has accrued interest totaling $63,226 to Hexagon.

 RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

In May, 2010 the Company closed the previously announced sale of its two medium depth drilling rigs to Resource Energy, Inc., an entity controlled by a 6% shareholder of the Company’s stock, for $100,000 in cash and a $600,000 note.  The note bears interest at an annual rate of prime plus 1%.  Interest is payable quarterly, commencing June 30, 2010.  Principal payments are due quarterly in eight equal payments commencing on June 30, 2011 and ending on June 30, 2013.  The gain in this sale will be recognized as a capital contribution when the proceeds are fully received.  The Company has recognized and accrued $0 and $3,896 in interest income on the loan for the three and nine month periods ended September 30, 2010.  As of the date of this filing, Resource Energy has not made the required interest payment and the Company has issued a demand letter to Resource Energy.  Management is evaluating the fair value of the collateral and recoverability of the loan principal at this time, but does not believe the loan is impaired and has not recognized any impairment of the loan.

In June, 2010 the Company drilled and completed a well located on a 640 acre oil and gas lease in Arapahoe County, Colorado known as Comanche Creek.  The Company acquired a 50% working interest in this prospect and the Omega prospect in January 2010 from Davis as part of the Wilke acquisition, and acquired an additional 12.5% working interest in the Comanche Creek prospect in June 2010 from Davis in exchange for a 1% overriding royalty interest on the Company’s existing 50% working interest, resulting in the Company owning a 62.5% working interest. The remaining 37.5% working interest was split between Davis and Timothy N. Poster, a member of our board of directors, with Davis holding 12.5% and Mr. Poster holding 25% of the working interest. Both of these interests are on a “head’s up” basis with Davis and Mr. Poster paying their proportionate share of the estimated costs to the Company.  The operations of the well is covered by a joint operating agreement and requires both Davis and Mr. Poster to pay their proportionate share of operating costs as well as an overhead/operating fee to the Company.

In August, 2010 the Company drilled a well located on an oil and gas lease in Laramie County, Wyoming.  The Company acquired a 100% working interest in this prospect in April 2010 from Davis as part of the State Line acquisition. In exchange for a 26% working interest in a 320 acre section (83 acres net) of the Company’s existing lease hold, and a 26% carried working interest in the well, Davis assigned a 75% working interest in a 320 acre (240 net acres) offsetting lease. The well is currently in the completion phase.  The operations of the lease will be covered by a joint operating agreement and requires Davis to pay its proportionate share of operating costs as well as an overhead/operating fee to the Company.

In August, 2010 the Company acquired 533 net acres or a 66% working interest in the deep rights of a 800 acres oil and gas lease in Banner County, Nebraska in exchange for carrying Davis for 33% working interest in the well. The well was drilled and temporarily abandoned.  The operations of the lease will be covered by a joint operating agreement and requires Davis to pay their proportionate share of operating costs as well as an overhead/operating fee to the Company.

NOTE 11	SUBSEQUENT EVENTS

In October, 2010 we purchased a 100% working interest in 1,961 acres of undeveloped lease hold from the State of Wyoming for approximately $46,000 in cash after expenses.

During October 2010, the Company hired a full time reserve engineer and granted him 244,187 shares of common stock vesting evenly over three years with approximately 81,395 shares vesting on November 1, 2011, November 1, 2012, and November 1, 2013.

During October 2010, the Company also hired a part time completions engineer/operations supervisor and granted him 63,000 shares of common stock vesting evenly over three years with approximately 21,000 shares vesting on November 1, 2011, November 1, 2012, and November 1, 2013.

During November 2010, the Company engaged a third party geologist and granted him 100,000 shares which vest evenly over two years with 50,000 shares vesting on January 1, 2011 and January 1, 2012.

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

We target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, and Wyoming. At September 30, 2010, we owned interests in approximately 85,300 gross (84,000 net) leasehold acres, of which approximately 82,000 gross (81,000 net) acres are classified as undeveloped acreage.

For the three and nine month period ending September 30, 2010, our total production was 38,538 and 106,725 net barrels of oil, respectively.

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

Recent Developments and Related Transactions

In April, 2010 we acquired six wells in Laramie County, Wyoming and a 100% working interest in 1240 acres from Edward Mike Davis, L.L.C.  The purchase price was $15,000,000 and 2,500,000 shares of our common stock.  In connection with the acquisition we entered into a credit agreement with Hexagon to finance the $15,000,000 cash portion of the purchase price.  The loan bears annual interest of 15%, will mature on December 1, 2011 and is secured by a mortgage on the acquired property.  Hexagon Investments received 3,250,000 shares of our common stock and a warrant to purchase 2,000,000 shares of our common stock exercisable at $2.50 per share in connection with the financing.   The credit agreement contained customary terms such as representations and warranties and indemnification.

In April, 2010 we issued 333,333 shares of our common stock to one accredited investor (as defined in Regulation D) for $0.75 per share resulting in proceeds of $250,000 to us.

In May, 2010 we completed a private placement of 1,058,486 shares of our common stock to 32 accredited investors (as defined in Regulation D) for $0.75 per share resulting in gross proceeds to us of $793,732.

In May, 2010 we sold our two medium depth drilling rigs to Resource Energy, Inc., an entity controlled by a holder of approximately 6% of our shares, for $100,000 in cash and a $600,000 note. The note bears interest at an annual rate of prime plus 1%.  Interest is payable quarterly, commencing June 30, 2010.  Principal payments are due quarterly in eight equal payments commencing on June 30, 2011 and ending on June 30, 2013.  The gain in this sale will be recognized as a capital contribution when the proceeds are fully received.  The first payment due on June 30, 2010 has not been made.

In May, 2010 we purchased from Edward Mike Davis, L.L.C. and an affiliate oil and gas interests in approximately 60,000 acres located in Banner and Kimball Counties, Nebraska and Laramie and Goshen Counties, Wyoming in addition to certain overriding royalty interests on existing Company owned acreage and wells. The purchase price was $20,000,000 and 2,000,000 shares of our common stock.  The cash portion of the purchase price was paid from the proceeds of a private placement of 15,901,200 shares of our common stock and 15,901,200 five year warrants to purchase our common stock for $1.50 with a group of accredited investors for $1.50 per unit for gross proceeds of $23,851,800 which closed in June 2010. In connection with the acquisition and financing we issued Hexagon a five year warrant to purchase 1,000,000 shares of our common stock at $1.50 per share as compensation for amendments to our credit agreements and agreed that if the loans are not repaid in full on or before January 1, 2011 we will issue Hexagon a second five year warrant to purchase 1,000,000 shares of our common stock at $1.50 per share.

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

In June, 2010 we started drilling and completion work on a well located on a 640 acre oil and gas lease in Arapahoe County, Colorado known as Comanche Creek.  We acquired a 50% working interest in this prospect and the Omega prospect in January 2010 from Edward Mike Davis, L.L.C. as part of the Wilke acquisition. We acquired an additional 12.5% working interest in the Comanche Creek prospect in June 2010 from Davis in exchange for a 1% overriding royalty interest on our existing 50% working interest, resulting in us owning 62.5% working interest. The remaining 37.5% working interest is split between Davis and Timothy N. Poster, a member of our board of directors, with Davis holding 12.5% and Mr. Poster holding 25% of the working interest. Both of these interests are on a “head’s up” basis with Davis and Mr. Poster paying their proportionate share of the estimated costs to us.  We received deposits from both Davis and Mr. Poster for their portion of the dry hole costs associated with the well.  The operations of the well is covered by a joint operating agreement and requires both Davis and Mr. Poster to pay their proportionate share of operating costs as well as an overhead/operating fee to us.

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

In June, 2010 we purchased working and overriding royalty interests in three wells from an unrelated third party.  The wells are located in Adams, Weld, and Elbert Counties, Colorado.

In July, 2010 we purchased a 100% working interest in 2,689 acres of undeveloped lease hold from the State of Wyoming for $200,000 in cash after expenses.

In August, 2010 we drilled a well located on an oil and gas lease in Laramie County, Wyoming.  We acquired a 100% working interest in this prospect in April 2010 from Davis as part of the State Line acquisition. In exchange for a 26% working interest in a 320 acre section (83 acres net) of our existing lease hold, and a 26% carried working interest in the well, Davis assigned a 75% working interest in a 320 acre (240 net acres) offsetting lease. The well is currently in the completion phase.  The operations of the lease will be covered by a joint operating agreement and requires Davis to pay their proportionate share of operating costs as well as an overhead/operating fee to us.

In August, 2010 we acquired 533 net acres or a 66% working interest in the deep rights of a 800 acres oil and gas lease in Banner County, Nebraska in exchange for carrying Davis for a 33% working interest in the well. The well was drilled and temporarily abandoned.  The operations of the lease will be covered by a joint operating agreement and requires Davis to pay their proportionate share of operating costs as well as an overhead/operating fee to us.

In October, 2010 we purchased a 100% working interest in 1,961 acres of undeveloped lease hold from the State of Wyoming for approximately $46,000 in cash after expenses.

Four of the seven acquisitions we have completed since the beginning of the year have been with the same seller, Edward Mike Davis, L.L.C.  Davis owns approximately 12.0% of our outstanding common stock as of September 30, 2010.  The cash portion of the purchase price for the first three acquisitions was financed with loans from Hexagon, together with its affiliates, which owns approximately 12.8% of our outstanding common stock at September 30, 2010.

During October 2010, we hired a full time reserve engineer and granted him 244,187 shares of common stock vesting evenly over three years with approximately 81,395 shares vesting on November 1, 2011, November 1, 2012, and November 1, 2013.

During October 2010, we also hired a part time completions engineer/operations supervisor and granted him 63,000 shares of common stock vesting evenly over three years with approximately 21,000 shares vesting on November 1, 2011, November 1, 2012, and November 1, 2013.

During November 2010, we engaged a third party geologist and granted him 100,000 shares which vest evenly over two years with 50,000 shares vesting on January 1, 2011 and January 1, 2012.

Our Oil and Gas Operations

We intend to invest primarily in domestic oil and natural gas interests, including producing properties, prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in Colorado, Nebraska, and Wyoming.

Principal Oil and Gas Interests

As of September 30, 2010 we own 18 producing wells in the Wyoming, Nebraska and Colorado portion of the DJ Basin, as well as interests in 81,000 net acres of undeveloped leasehold (See Note 7 – Acquisitions and “Recent Developments” above).

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

               Controlling Costs.    We maximize our returns on capital by minimizing our expenditures on general and administrative expenses.  We also minimize initial capital expenditures on geological and geophysical overhead, seismic data, hardware and software by partnering with cost efficient operators that have already invested capital in those items.  We also outsource some of our geological, geophysical, reservoir engineering and land functions in order to help reduce capital requirements.

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

It is our long-term goal to achieve a well-diversified and balanced portfolio of oil and natural gas producing properties located in the DJ Basin.

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

Our revenues, cash flows, profitability and future rate of growth will depend substantially upon prevailing prices for oil and natural gas. Prices may also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of oil and natural gas.  Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

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

Employees

At September 30, 2010, we had four employees.  Subsequent to September 30, 2010 we hired a full time reserve engineer and a part time operations manager. For the foreseeable future, we intend to only add additional personnel as our operational requirements grow, in the interim, we plan to continue to use the services of independent consultants and contractors to perform various professional services, including land, legal, environmental and tax services.  We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

Recent Performance

Following are summary comments of our performance in several key areas during the quarter ended September 30, 2010

●	Average Daily Production

During the quarter ended September 30, 2010, average daily net production was 419 BOPD net.   As discussed in the Recent Developments and Related Transactions section above, the Company successfully acquired a number of producing properties during the quarters ending March 31, 2010 and June 30, 2010.  The Palm and State Line acquisitions were effective as of April 1, 2010 and therefore our production increased during the second quarter due to the addition of these properties, and decreased during the third quarter due to normal production decline rates in the wells.  Additionally, during the third quarter production levels at the Wilke field were impacted due to operational issues with the water injection system.  These issues were rectified during October and the field’s production is no longer impeded due to the water injection system.

●	Oil and Gas Sales
During the quarter ended September 30, 2010, net oil and gas sales were $2,652,840. Our average oil price received was $68.84 per barrel.

●	Cash Flow from Operations
During the quarter ended September 30, 2010, we generated $1,063,591 in cash from operations.

OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

As of September 30, 2010 we had $5,263,635 in cash.

We believe that we have sufficient liquidity and capital resources to continue our current operations.  Currently the majority of our cash flows from operations are applied to the principal and interest of our loans.  Our cash flows may not be sufficient to repay the loans (approximately $21.5 million at September 30, 2010) by the maturity date of December 1, 2011, in which case we would need to refinance the loans or raise additional equity to repay them.  We may also consider additional offerings of securities to develop our 82,000 gross (81,000 net) undeveloped acres.  Although we believe that we would be able to secure additional financing if required, we can provide no assurance that we will be able to do so or what the terms of any additional financing would be.

Information about our financial position is presented in the following table:

	September 30, 2010 (unaudited)	December 31, 2009 (unaudited)
Financial Position Summary
Cash and cash equivalents	$5,263,635	$108,340
Working capital	$5,294,865	$(44,229)
Balance outstanding on term notes	$21,536,269	$-
Common Stock subject to redemption rights and Other Shareholders’ Equity	$34,456,301	$566,272
Ratios
Debt to total capital ratio	37%	0%
Total debt to equity ratio	63%	0%

During the quarter ended September 30, 2010, our working capital increased to $5,294,865 compared to negative working capital of ($44,229) at December 31, 2009. The higher working capital and cash position is primarily the result of capital raised during the nine months ending September 30, 2010 (See Note 8 – Shareholders’ Equity), the reclassification of the majority of our debt as a long term liability due to the maturity date extension (See Note 6 – Loan Agreements), as well as the addition of several producing oil and gas properties during the nine months ending September 30, 2010 (See Note 7 – Acquisitions).  Our accounts payable and accrued liabilities balance increased $1,463,884 and our accounts receivable balance increased by $904,672 from December 31, 2009, primarily due to the acquisition of properties and related production activities.

Quarter Ended September 30,
2010
(unaudited)
Cash provided by (used in):
Operating activities	$1,063,591
Investing activities	(1,359,892)
Financing activities	3,404,774

Net change in cash	$3,108,473

During the three and nine month ended September 30, 2010, net cash provided by operating activities was $1,063,591 and $2,781,683, respectively. The primary changes in operating cash during the nine months ended September 30, 2010 were $(10,555,289) of net loss, adjusted for non-cash charges of $3,895,610 of depreciation, depletion and amortization expenses (“DD&A”) and accretion expense, $5,495,346 stock-based compensation, $2,752,376 of amortization of deferred financing costs and $1,578,080 of non-cash compensation expense, offset by the non-cash gain on derivative contracts of $(234,654). In addition, we had an increase in accounts receivable of $904,672 and a decrease in accrued expenses of $1,148,742.

During the three and nine month ended September 30, 2010, net cash used by investing activities was $(1,359,892) and $(47,195,444). The primary changes in investing cash during the nine months ended September 30, 2010 was $46,290,043 related to our acquisitions which consisted primarily of the Wilke, Albin and State Line fields, and unproved acreage. In addition, we used $926,881 for drilling capital expenditures. See Note 7 – Acquisitions for further details on the acquisitions.

During the three and nine month ended September 30, 2010, net cash provided by financing activities was $3,404,774 and $49,568,996. The primary changes in financing cash during the nine months ended September 30, 2010 were net proceeds from the sale of common stock for $28,132,727 and the issuance of debt in connection with the acquisitions for $28,500,000, offset by debt repayments of ($6,963,731).

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

Loan Agreements

In conjunction with the acquisitions, as described in Note 7 – Acquisitions and Note 6 - Loan Agreements, the Company entered into three secured note and loan agreement during the nine months ended September 30, 2010.  Effective January 29, 2010, we entered into a $4.5 million loan agreement, with an original maturity date of December 1, 2010. Effective March 25, 2010, we entered into a $6.0 million loan agreement, with an original maturity date of December 1, 2010. Effective April 14, 2010, we entered into a $15.0 million loan agreement, with an original maturity date of December 1, 2010.  All three loan agreements have similar terms and require us to repay the notes with the cash flows from the production of the acquired properties.  We entered into a loan modification agreement on May 28, 2010 which extended the maturity date of our loans to December 1, 2011. The loan modification agreements require us to issue 1 million five year warrants to purchase common stock at $1.50 per share to Hexagon if we do not repay the loan in full by January 1, 2011.  Our loans bear annual interest rates of 15% and are secured by a mortgage on the property acquired with the loan proceeds.   We issued an aggregate of 5 million shares of our common stock and 2 million warrants for our common stock exercisable at $2.50 per share in connection with the origination of the loans and a warrant 1 million to purchase common stock at $1.50 per share in connection with the loan modification.  The loan agreements contained customary terms such as representations and warranties and indemnification.

On May 26, 2010 the Company agreed to a $3 million seller note in conjunction with the acquisition of the 60,000 undeveloped acres and certain overriding interest described below.  However, the Company paid the agreed note in full on May 27, 2010 and did not incur any interest expense with the transaction.

As of September 30, 2010, the outstanding balance on our loan agreements was $21.54 million, of which approximately $532,000 is classified as a current liability and approximately $21.0 million is classified as a long term liability.  For the three and nine month periods ended September 30, 2010, we incurred cash interest expense of $862,630 and $1,850,380, on the loan agreements of which $63,226 was accrued as of September 30, 2010. We made $823,726 and $6,071,231 in principal payments for the three and nine month periods ending September 20, 2010.

Deferred financing costs related to stock, warrants and overriding royalty interests placed in conjunction with our loan agreements total $6,137,750.  During the three and nine month periods ended September 30, 2010, we have amortized $729,402 and $2,752,376.  Amortization expense for deferred financing costs is included in the Interest expense line item on the Statement of Operations.  The remaining $3,385,374 in Deferred Financing Costs is classified as long term asset on our Balance Sheet.  The deferred financing costs will amortize on a straight line basis over the remaining life of our loan agreements as detailed below.

Quarterly Amortization of Deferred Financing Costs

12/31/2010	$729,402
3/31/2011	$713,545
6/30/2011	$721,473
9/30/2011	$729,401
12/1/2011	$491,553

We did not capitalize any interest costs for the three or nine month periods ended September 30, 2010.

We are subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements. As of September 30, 2010, we were in compliance with all covenants under the facilities. If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

Capital Requirements

Our estimated capital budget for the remainder of 2010 is approximately $2,100,000 for drilling three wells within the State Line and Palm project areas.   The 2010 budget does not include the impact of any potential future exploration projects, or ongoing exploration or development activities, or potential acquisitions. We expect to fund our 2010 capital expenditures with cash on our balance sheet as well as cash provided by operating activities.  Additionally, we intend to raise additional funds through private placements or registered offerings of equity or debt.

RESULTS OF OPERATIONS

Quarter ended September 30, 2010

Revenues

For the three and nine month periods ended September 30, 2010, we had $2,652,840 and $7,433,192 in oil sale revenues.

	Quarter Ended
	September 30, 2010
	Volume	Average Price
Product:
Oil (Bbls)	38,538	$68.84

Average daily net production was 419 BOPD for the quarter ending September 30, 2010.

Miscellaneous Income and Operating fees

The Company earned net operating fees of $1,689 and $4,500 during the three and nine month periods ended September 30, 2010.  The Company realized a mark-to-market gain of $1,210 and $25,277 during the three and nine month periods ended September 30, 2010 on a put agreement associated with 85,000 shares of stock placed in conjunction with our reverse merger in September 2009.

Price Risk Management activities

We recorded a net loss on our derivative contracts that do not qualify for cash flow hedge accounting of $(394,552) for the quarter ended September 30, 2010.  This amount represents an unrealized non-cash loss which represents a change in the fair value of our mark-to-market derivative instruments at September 30, 2010 as detailed in Note 3 – Financial and Derivative Instruments and Note 4 – Fair Value of Financial Instruments.  We realized a gain on our derivative contracts that do not qualify for cash flow hedge accounting of $292,805 for the quarter ended September 30, 2010.  This amount represents a realized cash gain from the settlement of our forward sale contracts for the quarter ended September 30, 2010 as detailed in Note 3 – Financial and Derivative Instruments and Note 4 – Fair Value of Financial Instruments.

Oil and gas production expenses, depreciation, depletion and amortization
Quarter Ended September 30,
2010
(unaudited, in dollars per bbl)
Average price	$68.84

Production costs	7.54
Production taxes	7.78
Depletion and amortization	37.73

Total operating costs	53.05

Gross margin	$15.79

Gross margin percentage	22.93%

General and administrative expenses

General and administrative expenses were $3,432,132 for the quarter ended September 30, 2010.  Our general and administrative expenses for the quarter included $284,810 in professional fees, and $2,733,879 in non-cash compensation expense.  The non-cash compensation expense was comprised of $2,713,879 in stock compensation expense and $20,000 in expense associated with the assignment of overriding royalty interests.

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

Our outstanding derivative instruments as of September 30, 2010 are summarized below:

		Average
	Barrels per	Barrels per	Price per
	Quarter	Day	Barrel

2010
Fourth quarter	23,700	263	$$85.37
2011
First quarter	18,900	210	$$85.25
Second quarter	3,300	110	$$85.97
Third quarter	3,300	110	$$84.95
Fourth quarter	3,300	110	$$84.95

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Chief Financial Officer and our Chief Executive Officer, who concluded, that our disclosure controls and procedures were effective as of September 30, 2010.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)    For the quarter ended September 30, 2010, the familiarization of the controller hired during the second quarter resulted in a material change to our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Recovery Energy, Inc.

Date: November 12, 2010	By:	/s/ Roger A Parker
Roger A Parker
Chief Executive Officer

Date: November 12, 2010	By:	/s/ Jeffrey A Beunier
Jeffrey A Beunier
Chief Financial Officer