Form 10-K
period 2010-12-31
RECOVERY ENERGY, INC.
filed 2011-03-31
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 or

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

None

Securities registered under Section 12(g) of the Act:

Title of each class
$0.0001 par value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐ No ☐

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☐

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:  $66,860,959.

As of March 31, 2011, 60,982,425 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders for 2011 to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III hereof.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2010
RECOVERY ENERGY INC

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things, our proposed exploration and drilling operations on our various properties, the expected amount of capital required to finance our 2011 capital budget, the expected production and revenue from our various properties, and estimates regarding the reserve potential of our various properties.  These and other factors that may affect our results are discussed more fully in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by law, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I
Items 1. and 2.  BUSINESS and PROPERTIES

Industry terms used in this report are defined in the Glossary of Oil and Natural Gas Term located at the end of this Item 1 and 2.

General

Recovery Energy Inc. is a Denver based independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the DJ Basin. Our business strategy is designed to create maximum shareholder value by leveraging the knowledge, expertise and experience of our management team along with that of our operating partners.

Our executive offices are located at 1515 Wynkoop Street, Suite 200, Denver, Colorado 80202, and our telephone number is (888) 887-4449.  Our web site is www.recoveryenergyco.com.  Additional information which may be obtained through our web site does not constitute part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Company Overview & Strategy

We have developed and acquired an oil and natural gas base of proved reserves, as well as a portfolio of development drilling and exploratory drilling opportunities of high-impact conventional and non-conventional prospects with an emphasis on multiple producing horizons and the Niobrara shale resource play. We believe these prospects offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, and Wyoming. Since January 1, 2010 we have acquired and developed 19 producing wells. We currently own interests in approximately 155,000 gross (133,000 net) leasehold acres, of which 152,000 gross (131,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska in the DJ Basin.  We intend to continue to evaluate and invest in acquisitions and internally generated prospects.  It is our long-term goal to maximize our DJ Basin acreage position through development drilling of our conventional horizons as well as development of our Niobrara shale potential.

We have invested, and intend to continue to invest, primarily in oil and natural gas interests, including producing properties, prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in the DJ Basin in Colorado, Nebraska, and Wyoming.

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

Retain Operational Control and Significant Working Interest.  In our principal development targets, we typically seek to maintain operational control of our development and drilling activities.  As operator, we retain more control over the timing, selection and process of drilling prospects and completion design, which enhances our ability to maximize our return on invested capital and gives us greater control over the timing, allocation and amounts of our capital expenditures.   We have continued to maintain high working interest in our DJ Basin properties which maximizes our exposure to generated cash flows and increases in value as the properties are developed.  With operational control, we can also schedule our drilling program to satisfy most of our lease stipulations and continue to put our acreage into “held by production” status, thus eliminating expirations.  The majority of our acreage is contiguous which will permit efficiencies in drilling and production operations.

Leasing of prospective acreage. In the course of our business, we identify drilling opportunities on properties that have not yet been leased.  At times, we take the initiative to lease prospective acreage and we may sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage.

Controlling Costs. We maximize our returns on capital by minimizing our expenditures on general and administrative expenses. We also minimize initial capital expenditures on geological and geophysical overhead, seismic data, hardware and software by partnering with cost efficient operators that have already invested capital in such. Historically, we also outsourced some of our geological, geophysical, reservoir engineering and land functions in order to help reduce capital requirements.  We recently brought many of these functions in-house to provide us with greater ability to maximize the value of our growing leasehold position.

We use commodity price hedging instruments to reduce our exposure to oil and natural gas price fluctuations and to help ensure that we have adequate cash flow to fund our debt service costs and capital programs. From time to time, we will enter into futures contracts, collars and basis swap agreements, as well as fixed price physical delivery contracts.  We intend to use hedging primarily to manage price risks and returns on certain acquisitions and drilling programs. Our policy is to consider hedging an appropriate portion of our production at commodity prices we deem attractive. In the future we may also be required by our lenders to hedge a portion of production as part of any financing.

Principal Oil and Gas Interests

As of December 31, 2010 we owned 19  producing wells, 1 shut-in well, 1 injection well, and 2 wells in progress in the Wyoming, Nebraska and Colorado portion of the DJ Basin, as well as approximately 134,000 gross (117,500 net) acres, of which 130,000 gross (114,000 net) acres are classified as undeveloped acreage.   Our primary targets within the DJ Basin are the conventional Dakota and Muddy ‘J’ formations, in addition to the developing unconventional Niobrara shale play.  Additional horizons include the Coddell, Greenhorn and Pierre Shale.  Our current production and our recent drilling efforts have focused on the conventional Dakota and Muddy ‘J’ target horizons.   During 2010, we made capital expenditures of approximately $4.6 million related primarily to drilling and completion operations where we drilled 3 gross (2.1 net) wells and completed 2 gross (1.4 net) wells.  As of December 31, 2010 we had 2 gross (2.0 net) wells in progress.

As of December 31, 2010 we had net proved reserves of 744 mboe and for the year ending December 21, 2010 we produced 136 mboe.

As of March 31, 2011 we are operating one drilling rig on our acreage, which is focusing on our first horizontal Niobrara well.

2011 Capital Budget

Our anticipated 2011 capital expenditure budget is $20 million, which is allocated to oil and gas activities and acquisitions in the DJ Basin in Wyoming, Nebraska and Colorado targeting the conventional Dakota ‘D’ sand and Muddy ‘J’ sand targets as well as the unconventional Niobrara shale. We have spent approximately $8.5 million for acquisitions during the first quarter of 2011.  In addition to acquisitions, we have spent approximately $2.8 million in drilling capital expenditures on 2 gross (2 net) conventional wells and completion activities on 3 gross (3 net) conventional wells during the first quarter for 2011.  We anticipate resuming the drilling of conventional targets after we have assessed the results from the current drilling program.  Additionally, we have allocated $7 million to $9 million to the drilling and completion of 2 gross (0.8 net) Recovery-operated Niobrara carried wells in a joint venture with TRW Exploration. We expect to have a non-operating working interest ranging from 25% to 50% in several wells drilled by the operator in the Grover Field area in 2011.  We estimate the completed cost for each well to be between $1,000,000 and $4,000,000 and we would be required to fund our prorate portion of each well or be subject to a non-consent penalty. We cannot predict how many well proposals we will receive.

Our 2011 capital expenditure budget is subject to various factors, including market conditions, oilfield services and equipment availability, commodity prices and drilling results. While we continue to explore opportunities to expand our acreage position, our current budget is allocated to drilling and completing wells. Any leasehold acquisitions that we choose to pursue would require us to adjust our budget.  Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget as the cash flow from the wells could provide additional capital which we may use to increase our capital budget.

Other factors that could cause us to further increase our level of activity and adjust our capital expenditure budget include a reduction in service and material costs, the formation of joint ventures with other exploration and production companies, the divestiture of non-strategic assets, a further improvement in commodity prices or well performance that exceeds our forecasts, any of which could positively impact our operating cash flow. Factors that could cause us to reduce level of activity and adjust our capital budget include, but are not limited to, increases in service and materials costs, reductions in commodity prices or under-performance of wells relative to our forecasts, any of which could negatively impact our operating cash flow.

Capital Resources

Our 2011 drilling program is designed to provide flexibility in identifying suitable well locations and in the timing and size of capital investment. We anticipate funding this 2011 capital program through a combination of existing working capital, operating cash flows, cash contributions from our joint venture participants, and by issuing additional equity or debt securities.

We anticipate that our operating cash flows will continue to increase as additional wells are drilled and placed on production. The addition of successfully completed Niobrara wells developed under our Joint Venture could provide significant operating cash flows.  If we are able to drill and complete our wells as anticipated and they produce at rates similar to those generated by our existing wells, we would expect our production rates and operating cash flows to grow as we move through 2011.

We cannot give assurances that our working capital on hand, our cash flow from operations or any available borrowings will be sufficient to fund our anticipated capital expenditures. If our existing and potential sources of liquidity through operating cash flows and cash contributions from joint venture participants are not sufficient to undertake our planned capital expenditures, we may be required to alter our drilling program, pursue additional joint ventures with third parties, sell interests in one or more of our properties or sell common shares or debt securities. If we are not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our expenditures or restructure our operations, and we would be unable to implement our planned exploration and drilling program.

Reserves

The table below presents summary information with respect to the estimates of our proved oil and gas reserves for the year ended December 31, 2010.  Prior to January 2010, we did not own any reserves nor did we have any production.  We engaged Ralph E Davis Associates, Inc. (“RE Davis”) to audit internal engineering estimates for 100 percent of the PV-10 value of our proved reserves in 2010.  The prices used in the calculation of proved reserve estimates as of December 31, 2010, were $78.93 per Bbl and $4.39 per Mcf for oil and natural gas, respectively.  The prices were adjusted for basis differentials, pipeline adjustments, and BTU content.

We emphasize that reserve estimates are inherently imprecise and that estimates of all new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and gas properties.  Accordingly, these estimates are expected to change as new information becomes available.  The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.  Neither prices nor costs have been escalated.  The following table should be read along with the section entitled “Risk Factors — Risks Related to Our Company - The actual quantities and present values of our proved oil and natural gas reserves may be less than we have estimated.”  No estimates of our proved reserves have been filed with or included in reports to any federal authority or agency, other than the SEC, since the beginning of the last fiscal year. We did not have third party engineers review probable, possible and resource based reserves as of December 31, 2010.  These reserve categories are currently being determined across our substantial acreage position and are expected to identify significant potential in all unproven classifications and from multiple horizons.

	As of December 31,
	2010	2009 (1)	2008 (1)
Reserve data:
Proved developed
Oil (MBbl)	278	-	-
Gas (MMcf)	308	-	-
MBOE	329	-	-
Proved undeveloped
Oil (MBbl)	415	-	-
Gas (MMcf)	-	-	-
MBOE	415	-	-
Total Proved
Oil (MBbl)	693	-	-
Gas (MMcf)	308	-	-
MBOE	744	-	-
Proved developed reserves %	44%	-%	-%
Proved undeveloped reserves %	56%	-%	-%

Reserve value data :
Proved developed PV-10	$11,377,009	$-	$-
Proved undeveloped PV-10	12,217,798	-	-
Total proved PV-10	$23,594,807	$-	$-
Standardized measure of discounted future cash flows	$23,594,807	$-	$-
Reserve life (years)	21.92	-	-

(1) Prior to January 2010, the Company did not own any oil and gas properties

As we currently do not expect to pay income taxes in the future, there is no difference between the PV-10 value and the standard measure of future net cash flows.  Please see the definitions of standardized measure of discounted future net cash flows and PV-10 value in the Glossary

Internal Controls Over Reserves Estimate

 Our policy regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserve quantities and values in compliance with the regulations of the Securities and Exchange Commission.  Responsibility for compliance in reserve bookings is delegated to our Senior Reservoir Engineer.

Technical reviews are performed throughout the year by engineering and geologic staff who evaluate all available geological and engineering data.  This data, in conjunction with economic data and ownership information, is used in making a determination of estimated proved reserve quantities.  The reserve process is overseen by Kent Lina, Senior Reserve Engineer.  Mr. Lina joined us in October 2010.  Mr. Lina was employed by Delta Petroleum Company from March 2002 to September 2010 in various operations and reservoir engineering capacities culminating as the Senior V.P. of Corporate Engineering.  Mr. Lina received a Bachelor of Science degree in Civil Engineering from University of Missouri at Rolla in 1981.

Third-party Reserves Study

A independent third party reserve study is performed by RE Davis using their own engineering assumptions and other economic data provided by us.  100 percent of our total calculated proved reserve PV-10 value is audited by RE Davis.  RE Davis is an independent petroleum engineering consulting firm that has been providing petroleum engineering consulting services for over 20 years.  The technical person at RE Davis primarily responsible for overseeing our reserve audit is the President and CEO who received a Bachelor of Science degree in Chemical and Petroleum Engineering from the University of Houston and is a registered Professional Engineer in the States of Texas.  He is also a member of the Society of Petroleum Engineers.  The RE Davis report is included as Exhibit 99.1 to this annual report.

In addition to a third party reserve study, our reserves are reviewed by senior management and the audit committee of our board of directors.  Our chief executive officer is responsible for reviewing and verifying that the estimate of proved reserves is reasonable, complete, and accurate.  The audit committee reviews the final reserves estimate in conjunction with RE Davis’s audit letter.

Production

 The following table summarizes the average volumes and realized prices, including and excluding the effects of our economic hedges, of oil and gas produced from properties in which we held an interest during the periods indicated.  Also presented is a production cost per BOE summary:

	For the Year Ended December 31,
	2010	2009 (1)	2008 (1)
Net production
Oil (MMBbl)	133.709	-	-
Gas (MMcf)	14.914	-	-
MBOE	136.195	-	-
Average net daily production
Oil (Bbl)	366	-	-
Gas (Mcf)	41	-	-
BOE	373	-	-
Average realized sales price, excluding the effects of our economic hedges
Oil (per Bbl)	$71.08	$-	$-
Gas (per Mcf)	$4.56	$-	$-
Per BOE	$70.29	$-	$-
Average realized sales price, including the effects of our economic hedges
Oil (per Bbl)	$75.27	$-	$-
Gas (per Mcf)	$4.56	$-	$-
Per BOE	$74.47	$-	$-
Production costs per BOE
Lease operating expense (2)	$6.33	$-	$-
DD&A	$36.98	$-	$-
Production taxes	$7.76	$-	$-

(1) Prior to January 2010, the Company did not own any oil and gas properties
(2) Approximately $2.35/BOE of lease operating expense relates to surface, subsurface, road repairs and work-over activities

Productive Wells

As of December 31, 2010, we had working interests in 16 gross (15.2 net) productive oil wells, and 3 gross (1.5 net) productive gas wells.  Productive wells are either wells producing in commercial quantities or wells capable of commercial production although currently shut-in.  Multiple completions in the same wellbore are counted as one well.  A well is categorized under state reporting regulations as an oil well or a gas well based on the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

Our Drilling Activity

All of our drilling activities are conducted on a contract basis with independent drilling contractors. We do not own any drilling equipment. The following table summarizes the number of wells drilled and recompleted in 2010, 2009, and 2008, excluding any wells with only a royalty interest ownership:

	For the Year Ended December 31,
	2010		2009 (1)		2008 (1)
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	1.00	0.76	-	-	-	-
Gas	1.00	0.63	-	-	-	-
Non-productive	1.00	0.67	-	-	-	-
	3.00	2.06	-	-	-	-
Exploratory:
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Non-productive	-	-	-	-	-	-
	-	-	-	-	-	-
Farm-out or non-consent	-	-	-	-	-	-
Total	3.00	2.06	-	-	-	-

(1) Prior to January 2010, the Company did not own any oil and gas assets

A productive well is an exploratory, development or extension well that is not a dry well.  A dry well (hole) is an exploratory, development, or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

 As defined in the rules and regulations of the SEC, an exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.  A development well is part of a development project, which is defined as the means by which petroleum resources are brought to the status of economically producible.  The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated.  Completion refers to the installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to the reporting to the appropriate authority that the well has been abandoned.

In addition to the wells drilled and completed in 2010 included in the table above, we were in the process of drilling 2 gross (2.0 net) wells which are currently in the assessment and completion phase, all of which was located in the DJ Basin.  Subsequent to December 31, 2010 we drilled 2 gross (2.0 net) wells. One of the wells was plugged and abandoned and the second was temporarily abandoned.

Our Leaseholds

As of December 31, 2010 we owned 19  producing wells in the Wyoming, Nebraska and Colorado portion of the DJ Basin, as well as approximately 134,000 gross (117,000 net) acres, of which 130,000 gross (114,000 net) acres was classified as undeveloped acreage.

As of December 31, 2010 our primary assets included acreage located in Laramie County, Wyoming, Banner, Kimball, and Scotts Bluff Counties, Nebraska, and Weld, Arapahoe and Elbert Counties, Colorado.  Subsequent to December 31, 2010 we acquired additional acreage in Laramie and Goshen County, Wyoming and Weld County, Colorado.

Recovery Leaseholds in the DJ Basin

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leasehold, fee properties, mineral servitudes, and lease options held by us as of December 31, 2010. Undeveloped acreage includes leasehold interests that may already have been classified as containing proved undeveloped reserves.

	Developed Acres (1)		Undeveloped Acres (2)		Total
	Gross	Net	Gross	Net	Gross	Net

Colorado	1,840	1,040	-	-	1,840	1,040
Nebraska	600	560	61,392	58,674	61,922	59,234
Wyoming	1,280	1,280	68,936	55,266	70,216	56,546
Total (3)	3,720	2,880	130,328	113,940	133,978	116,820

(1)
Developed acreage is acreage assigned to producing wells.  Our developed acreage that includes multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

(2)
Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether such acreage contains estimated reserves.

(3)
Subsequent to December 31, 2010, we acquired additional properties, which included leases covering approximately 40 and 10 gross and net developed acres, respectively, and approximately 21,000 and 17,000 gross and net undeveloped acres, respectively.

Major Customers

During 2010, the Company had one customer, Shell Trading (US), individually accounting for approximately 64 percent of our total oil and gas production revenue.  During 2008 and 2009, the Company did not have any production or customers.

Employees

We have eight employees. For the foreseeable future, we intend to only add additional personnel as our operational requirements grow. In the interim, we plan to continue to use the services of independent consultants and contractors to perform various professional services, including land, legal, environmental and tax services. We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

Title to Properties

Substantially all of our interests are held pursuant to leases from third parties.  The majority of our producing properties are subject to mortgages securing indebtedness under our credit facility that we believe do not materially interfere with the use of or affect the value of such properties.  We typically perform only minimal title investigation before acquiring undeveloped leasehold acreage.

Seasonality

Generally, but not always, the demand and price levels for natural gas increase during colder winter months and decrease during warmer summer months.  To lessen seasonal demand fluctuations, pipelines, utilities, local distribution companies, and industrial users utilize natural gas storage facilities and forward purchase some of their anticipated winter requirements during the summer.  However, increased summertime demand for electricity has placed increased demand on storage volumes.  Demand for crude oil and heating oil is also generally higher in the winter and the summer driving season — although oil prices are much more driven by global supply and demand.  Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations.  The impact of seasonality on crude oil has been somewhat magnified by overall supply and demand economics attributable to the narrow margin of production capacity in excess of existing worldwide demand for crude oil.

Competition

The oil and gas industry is intensely competitive, particularly with respect to acquiring prospective oil and natural gas properties.  We believe our leasehold position provides a sound foundation for a solid drilling program and our future growth.  Our competitive position also depends on our geological, geophysical, and engineering expertise, and our financial resources.  We believe the location of our acreage; our exploration, drilling, operational, and production expertise; available technologies; our financial resources and expertise; and the experience and knowledge of our management and technical teams enable us to compete effectively in our core operating areas.  However, we face intense competition from a substantial number of major and independent oil and gas companies, which, in some cases, have larger technical staffs and greater financial and operational resources than we do.  Many of these companies not only engage in the acquisition, exploration, development, and production of oil and natural gas reserves, but also have refining operations, market refined products, own drilling rigs, and generate electricity.

We also compete with other oil and gas companies in attempting to secure drilling rigs and other equipment and services necessary for the drilling, completion, and maintenance of wells.  Consequently, we may face shortages or delays in securing these services from time to time.  The oil and gas industry also faces competition from alternative fuel sources, including other fossil fuels such as coal and imported liquefied natural gas.  Competitive conditions may also be affected by future new energy, climate-related, financial, and other policies, legislation, and regulations.

 In addition, we compete for people, including experienced geologists, geophysicists, engineers, and other professionals and consultants.  Throughout the oil and gas industry, the need to attract and retain talented people has grown at a time when the number of talented people available is constrained.  We are not insulated from this resource constraint, and we must compete effectively in this market in order to be successful.

Recent Developments and Related Transactions

During the fourth quarter of 2010 and through the date of this report, we have engaged in the following transactions, some of which were with related parties:

In November 2010, the State Bradbury 14-36 well which we completed in August 2010, was connected to a natural gas sales pipeline. This well is located on a 640 acre oil and gas lease in Arapahoe County, Colorado known as Comanche Creek. We acquired 50% interests in this prospect and the Omega prospect in January 2010 from Davis as part of the Wilke acquisition. We acquired an additional 12.5% working interest in the Comanche Creek prospect in June 2010 from Davis in exchange for a 1% overriding royalty interest on our existing 50% working interest, resulting in us owning 62.5% working interest. The remaining 37.5% working interest is split between Davis and Timothy N. Poster, a member of our board of directors, with Davis holding 12.5% and Mr. Poster holding 25% of the working interest. The operations of the well will be covered by a joint operating agreement.

In November 2010, the Company entered into a purchase agreement with Edward Mike Davis, L.L.C. and Spottie, Inc. for the purchase of certain oil and gas interests of approximately 33,800 net acres located in Laramie County and Goshen County, Wyoming, and Banner County, Kimball County, and Scotts Bluff County, Nebraska. Additionally, we acquired rights below the base of the Greenhorn on approximately 23,000 net acres in Laramie County and Goshen County, Wyoming, and Banner County and Kimball County, Nebraska.  We issued 6,666,667 shares of our common stock to acquire the property with an estimated fair value of approximately $12,000,000. Also in November, 2010 we entered into a Put Option Agreement with Grandhaven Energy, LLC whereby Grandhaven Energy has the right to require us to purchase 25% of certain overriding royalty interests it acquired from Davis for a purchase price of up to $2.4 million.  The put option expired unexercised on March 31, 2011.

In December 2010, we entered into an acquisition and development agreement with TRW Exploration, LLC whereby TRW Exploration paid us $2,000,000 and a 40% carried interest in two horizontal wells for approximately 2,200 net acres in Laramie County, Wyoming. TRW Exploration is required to fund the drilling and completion costs of two horizontal wells on the lands covered by the leases, up to $3,500,000 per well. Costs above $3,500,000 per well shall be shared in accordance with the parties respective interests in the leased lands. We are required to use commercially reasonable efforts to commence the first of these wells on the lands covered by the leases by March 31, 2011 and to use commercially reasonable efforts to commence the second well within 180 days of completion of the first well.

In December 2010, Hexagon extended the maturity date of our loan to September 1, 2012. On January 1, 2011, we issued a five year warrant with a $1.50 exercise price to Hexagon as required under the extension agreement executed in June 2010. Hexagon, together with its affiliates, own approximately 12.8% of our outstanding stock as of February 2, 2011.

In February 2011, the Company entered into a purchase agreement for a private placement sale of $8,000,000 aggregate principal amount of three year 8% Senior Secured Convertible Debentures with a group of accredited investors, who are existing shareholders of the Company. The Debentures were issued upon the closing of certain acquisitions in February, 2011. $3,000,000 of the proceeds from the sale of the Debentures is restricted to acquisition of and drilling activities on the properties which were cover by the acquisitions, and are pledged as collateral for the Debentures. The balance of the proceeds are to be used by the Company for working capital. The Debentures are convertible at any time at the holders' option into shares of Recovery Energy common stock at $2.35 per share, subject to adjustment. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date, so long as the stock utilized to pay the interest expense is covered under an effective registration statement. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures following notice of redemption the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received compensation in the form of Debentures with an aggregate principal amount equal to 5% of the gross proceeds from the sale.

In February 2011, the Company closed on the acquisition of oil and gas leases from various private individuals on approximately 1,700 leasehold acres in the Grover Field and surrounding area in Weld County, Colorado, and approximately 6,600 net acres in Goshen County, Wyoming. The purchase price was $1,253,780 in cash and $653,449 in common stock.

In March 2011, the Company closed on a purchase agreement with Wapiti Oil & Gas, L.L.C. for the purchase of certain oil and gas interests of approximately 8,060 net acres located in Laramie County, Wyoming. The purchase price was $6,469,552 cash and 2,312,942 shares of our common stock.

In March 2011, the Company entered into a modification of its swap agreement whereby Shell extended the company $1,000,000 of unsecured credit.  Additionally, the Company entered into an additional commodity swap for 100 barrels per day from November 2011 through October 2012 at a price of $100.20 per barrel.

In March 2011, the Company closed on the acquisition of oil and gas leases from various private individuals for $390,000 in cash on approximately 651 net acres in Goshen County, Wyoming.

In March 2011, the Company closed on the acquisition of oil and gas leases from various private individuals for $161,519 in cash on approximately 640 net acres in Goshen County, Wyoming.

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

Our revenues, cash flows, profitability and future rate of growth will depend substantially upon prevailing prices for oil and natural gas. Prices may also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of natural gas and crude oil. Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

●changes in global supply and demand for oil and natural gas;
●the actions of the Organization of Petroleum Exporting Countries, or OPEC;
●the price and quantity of imports of foreign oil and natural gas;
●acts of war or terrorism;
●political conditions and events, including embargoes, affecting oil-producing activity;
●the level of global oil and natural gas exploration and production activity;
●the level of global oil and natural gas inventories;
●weather conditions;
●technological advances affecting energy consumption; and
●the price and availability of alternative fuels.

From time to time, we will enter derivative contracts. These contracts economically hedge our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

●our production and/or sales of natural gas are less than expected;
●payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or
●the counter party to the hedging contract defaults on its contract obligations.

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

Environmental, Health, and Safety Regulations. Our operations are subject to stringent federal, state, and local laws and regulations relating to the protection of the environment and human health and safety.  Environmental laws and regulations may require that permits be obtained before drilling commences, restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities, govern the handling and disposal of waste material, and limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas, including areas containing endangered animal species.  As a result, these laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of certain projects.  In addition, these laws and regulations may impose substantial clean-up, remediation, and other obligations in the event of any discharges or emissions in violation of these laws and regulations.  Further, legislative and regulatory initiatives related to global warming or climate change could have an adverse effect on our operations and the demand for oil and natural gas.  See “Risk Factors — Risks Related to Oil and Gas Industry — Legislative and regulatory initiatives related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.”

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations.  For additional information about hydraulic fracturing and related regulatory matters, see “Risk Factors — Risks Related to Our Company — Proposed federal and state legislation and regulatory initiatives related to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.”

Federal and state occupational safety and health laws require us to organize and maintain information about hazardous materials used, released, or produced in our operations.  Some of this information must be provided to our employees, state and local governmental authorities, and local citizens.  We are also subject to the requirements and reporting framework set forth in the federal workplace standards.

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

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “superfund law,” imposes liability, regardless of fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where the release occurred and companies that dispose or arrange for disposal of the hazardous substances found at the time. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and severable liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We could be subject to liability under CERCLA because our jointly owned drilling and production activities generate relatively small amounts of liquid and solid waste that may be subject to classification as hazardous substances under CERCLA.

The Resource Conservation and Recovery Act of 1976, as amended, or RCRA, is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

The Oil Pollution Act of 1990, or OPA, and regulations thereunder impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by OPA. In addition, to the extent we acquire offshore leases and those operations affect state waters, we may be subject to additional state and local clean-up requirements or incur liability under state and local laws. OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. We cannot predict whether the financial responsibility requirements under the OPA amendments will adversely restrict our proposed operations or impose substantial additional annual costs to us or otherwise materially adversely affect us. The impact, however, should not be any more adverse to us than it will be to other similarly situated owners or operators.

The Federal Water Pollution Control Act Amendments of 1972 and 1977, or Clean Water Act, imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production. The Safe Drinking Water Act of 1974, as amended, establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. Failure to abide by our permits could subject us to civil or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

The Clean Air Act of 1963 and subsequent extensions and amendments, known collectively as the Clean Air Act, and state air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

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

Federal Leases. Operations on federal oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, on federal lands in the United States, the Minerals Management Service, or MMS, prescribes or severely limits the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS prohibits deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a process of promulgating new rules and procedures for determining the value of crude oil produced from federal lands for purposes of calculating royalties owed to the government. The natural gas and crude oil industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on our operations.

Some of our operations are conducted on federal lands pursuant to oil and gas leases administered by the Bureau of Land Management, or BLM.  These leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change.  In addition to permits required from other regulatory agencies, lessees must obtain a permit from the BLM before drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, the valuation of production and payment of royalties, the removal of facilities, and the posting of bonds to ensure that lessee obligations are met.  Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated.

 In May 2010, the BLM adopted changes to its oil and gas leasing program that require, among other things, a more detailed environmental review prior to leasing oil and natural gas resources, increased public engagement in the development of master leasing and development plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process.  These changes may increase the amount of time and regulatory costs necessary to obtain oil and gas leases administered by the BLM.

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

To date we have not experienced any materially adverse effect on our operations from obligations under environmental, health, and safety laws and regulations.  We believe that we are in substantial compliance with currently applicable environmental, health, and safety laws and regulations, and that continued compliance with existing requirements would not have a materially adverse impact on us.

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

Drilling locations. Total gross locations specifically quantified by management to be included in our multi-year drilling activities on existing acreage. Our actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

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

Net barrel of production. The sum of the fractional revenue interest in gross production owned by the company.
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

Present value of future net revenues (PV-10). The present value of estimated future revenues to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using the simple 12 month first of month average price and current costs (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. While this measure does not include the effect of income taxes as it would in the use of the standardized measure calculation, it does provide an indicative representation of the relative value of Recovery Energy on a comparative basis to other companies and from period to period.

Production. Natural resources, such as oil or gas, taken out of the ground.

Proved reserves. The quantities of oil, natural gas and natural gas liquids, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs under existing economic conditions and operating conditions.

Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

Risks Related to our Company

We have historically incurred losses and cannot assure investors as to future profitability.  We have historically incurred losses from operations during our history in the oil and natural gas business. As of December 31, 2010, we had a cumulative deficit of approximately $46 million. While we have developed some of our properties, many of our properties are in the exploration stage, and to date we have established a limited volume of proved reserves on our properties. Our ability to be profitable in the future will depend on successfully implementing our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control. We cannot assure you that we will successfully implement our business plan or that we will achieve commercial profitability in the future. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis. In addition, should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this annual report.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. We believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing, joint ventures or cash generated from oil and gas operations.

Currently, the majority of our revenue after field level operating expenses is required to be paid to our lender as debt service. As of December 31, 2010, we had working capital of $5,586,906, including $6,679,285 of cash and cash equivalents of which $1,150,541 is restricted cash. We will seek to obtain additional capital through the sale of our securities, the successful deployment of our cash on hand, bank lines of credit, joint ventures, and project financing. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price could be materially adversely affected.

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

We have a history of losses and cannot assure you that we will be profitable in the foreseeable future. At December 31, 2010, we have incurred a net loss from inception of approximately $46 million. If we fail to generate profits from our operations, we may not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our company as a going concern.

We have limited management and staff and will be dependent upon partnering arrangements. We have eight employees. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

●the possibility that such third parties may not be available to us as and when needed; and
●the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price could be materially adversely affected.

The loss of one of our officers could adversely affect us. We are dependent on the extensive experience of our chief executive officer and our president and chief financial officer to implement our acquisition and growth strategy. The loss of the services of either of these individuals could have a negative impact on our operations and our ability to implement our strategy.

Hedging transactions may limit our potential gains or result in losses. In order to manage our exposure to price risks in the marketing of our oil and natural gas, from time to time we may enter into derivative contracts that economically hedge our oil and gas price on a portion of our production. These contracts may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the contract. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

●there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received;
●our production and/or sales of oil or natural gas are less than expected;
●payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or
●the other party to the hedging contract defaults on its contract obligations.

Hedging transactions we may enter into may not adequately protect us from declines in the prices of oil and natural gas. Further, where we choose not to engage in hedging transactions, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions. In addition, the counterparties under our derivatives contracts may fail to fulfill their contractual obligations to us.

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

The actual quantities and present value of our proved reserves may be lower than we have estimated. In addition, the present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves. This annual report contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves. The December 31, 2010, reserve estimate was prepared by our Senior Reserve Engineer and audited by RE Davis. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control. You should also not assume that our initial rates of production of our wells will lead to greater overall production over the life of the wells, or that early results suggesting lack of reservoir continuity will prove to be accurate.

 You should not assume that the present value of future net revenues referred to in this annual report is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on the un-weighted average of the closing prices during the first day of each of the twelve months preceding the end of the fiscal year. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any change in consumption by oil or natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of our oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor nor does it reflect discount factors used in the market place for the purchase and sale of oil and natural gas.

Properties that we acquire may not produce oil or natural gas as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.   One of our growth strategies is to pursue selective acquisitions of undeveloped leaseholder oil and natural gas reserves. If we choose to pursue an acquisition, we will perform a review of the target properties that we believe is consistent with industry practices. However, these reviews are inherently incomplete. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. We may not perform an inspection on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we may not be able to obtain effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

Our large inventory of undeveloped acreage and large percentage of undeveloped proved reserves may create additional economic risk.  Our success is largely dependent upon our ability to develop our large inventory of future drilling locations, undeveloped acreage and undeveloped reserves. As of December 31, 2010, approximately 56% of our total proved reserves were undeveloped. To the extent our drilling results are not as successful as we anticipate, natural gas and oil prices decline, or sufficient funds are not available to drill these locations and reserves, we may not capture the expected or projected value of these properties. In addition, delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.

In addition to acquiring producing properties, we may also grow our business through the acquisition and development of exploratory oil and gas prospects, which is the riskiest method of establishing oil and gas reserves. In addition to acquiring producing properties, we may acquire, drill and develop exploratory oil and gas prospects that are profitable to produce. Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. Moreover, the successful drilling or completion of an exploratory oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations. If we are unable to successfully acquire and develop exploratory oil and gas prospects, our results of operations, financial condition and stock price may be materially adversely affected.

Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of oil and natural gas. If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties, negatively impacting the trading value of our securities. There is a risk that we will be required to write down the carrying value of our oil and gas properties, which would reduce our earnings and stockholders’ equity. We follow the full cost method of accounting for oil and gas operations whereby all costs related to exploration and development of oil and gas properties are initially capitalized into a single cost center, known as a full cost pool. We record all capitalized costs into a single cost center as all operations are conducted within the United States. Such costs include land acquisition costs, geological and geophysical expenses, carry charges on non-producing properties, and costs of drilling directly related to acquisition and exploration activities. Proceeds from property sales are generally credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Additional write downs could occur if oil and gas prices decline or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our drilling results.

All of our producing properties and operations are located in the DJ Basin region, making us vulnerable to risks associated with operating in one major geographic area.  All of our estimated proved reserves at December 31, 2010, and our 2010 sales were generated in the DJ Basin in southeastern Wyoming, northeastern Colorado and southwestern Nebraska. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the DJ Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

Part of our strategy involves drilling in existing or emerging shale plays using available horizontal drilling and completion techniques. The results of our planned exploratory and development drilling in these plays are subject to drilling and completion technique risks and drilling results may not meet our expectations for reserves or production. As a result, we may incur material write-downs and the value of our undeveloped acreage could decline if drilling results are unsuccessful.  Operations in the Niobrara shale involve utilizing drilling and completion techniques as developed by ourselves and our service providers. Risks that we face while drilling include, but are not limited to, landing our wellbore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the wellbore and being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the wellbore during completion operations and successfully cleaning out the wellbore after completion of the final fracture stimulation stage.

Our experience with horizontal drilling utilizing the latest drilling and completion techniques specifically in the Niobrara is limited. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, and/or natural gas and oil prices decline, the return on our investment in these areas may not be as attractive as we anticipate and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

The unavailability or high cost of drilling rigs, equipment supplies or personnel could adversely affect our ability to execute our exploration and development plans. The oil and gas industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs of rigs, equipment and supplies may increase substantially and their availability may be limited. In addition, the demand for, and wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases. The higher prices of oil and gas during the last several years have resulted in shortages of drilling rigs, equipment and personnel, which have resulted in increased costs and shortages of equipment in the areas where we operate. If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration and development plans could be materially and adversely affected and, as a result, our financial condition and results of operations could be materially and adversely affected.

Covenants in our credit agreements impose significant restrictions and requirements on us. Our three credit agreements contain a number of covenants imposing significant restrictions on us, including restrictions on our repurchase of, and payment of dividends on, our capital stock and limitations on our ability to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets and create liens on our assets. These restrictions may affect our ability to operate our business, to take advantage of potential business opportunities as they arise and, in turn, may materially and adversely affect our business, financial conditions and results of operations.

Our credit agreements mature on September 1, 2012, and our lender can foreclose on several of our properties if we do not pay off or refinance our approximately $20.1 million of loans. A significant portion of our oil and gas properties are pledged as collateral for our credit agreements. Failure to repay these loans at maturity or refinance them could cause a default under the credit agreements and allow the lender to foreclose on these properties.

We could be required to pay liquidated damages to some of our investors if we fail to maintain the effectiveness of a prior registration statement. We could default and accrue liquidated damages under registration rights agreements covering 39,196,666 shares of our common stock if we fail to maintain the effectiveness of a prior registration statement as required in the agreements. In such case, we would be required to pay monthly liquidated damages of up to $228,050. The maximum aggregate liquidated damages are capped at $1,368,300. If we do not make a monthly payment within seven days after the date payable, we are required to pay interest at an annual rate of 18% on the unpaid amount. If we default under the registration rights agreement and accrue liquidated damages, we could be required to either raise additional outside funds through financing or curtail or cease operations.

We are exposed to operating hazards and uninsured risks. Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

●fire, explosions and blowouts;
●pipe failure;
●abnormally pressured formations; and
●environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

These events may result in substantial losses to us from:

●injury or loss of life;
●severe damage to or destruction of property, natural resources and equipment;
●pollution or other environmental damage;
●clean-up responsibilities;
●regulatory investigation;
●penalties and suspension of operations; or
●attorney's fees and other expenses incurred in the prosecution or defense of litigation.

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

We may be subject to risks in connection with acquisitions and the integration of significant acquisitions may be difficult.  We periodically evaluate acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of producing properties requires an assessment of several factors, including:
●	recoverable reserves;
●	future oil and natural gas prices and their appropriate differentials;
●	development and operating costs; and
●	potential environmental and other liabilities.

        The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an "as is" basis.

        Significant acquisitions and other strategic transactions may involve other risks, including:
●	diversion of our management's attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;
●	challenge and cost of integrating acquired operations, information management and other technology systems and business cultures with those of ours while carrying on our ongoing business;
●	difficulty associated with coordinating geographically separate organizations;
●	challenge of attracting and retaining personnel associated with acquired operations; and
●
failure to realize the full benefit that we expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

Prospects that we decide in which to participate may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return. A prospect is a property in which we own an interest and have what we believe, based on available seismic and geological information, to be indications of oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion cost or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analysis we perform using data from other wells, more fully explored prospects or producing fields will be useful in predicting the characteristics and potential reserves associated with our drilling prospects.

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

Risks Relating to the Oil and Gas Industry

Oil and natural gas prices are highly volatile and have declined significantly since mid 2008, and lower prices will negatively affect our financial condition, planned capital expenditures and results of operations. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

●changes in global supply and demand for oil and natural gas;
●the actions of the Organization of Petroleum Exporting Countries, or OPEC;
●the price and quantity of imports of foreign oil and natural gas;
●acts of war or terrorism;
●political conditions and events, including embargoes, affecting oil-producing activity;
●the level of global oil and natural gas exploration and production activity;
●the level of global oil and natural gas inventories;
●weather conditions;
●technological advances affecting energy consumption;
●the price and availability of alternative fuels; and
●market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

Volatile oil and natural gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we receive for oil and, to a lesser extent, natural gas, that we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. In addition, we may need to record asset carrying value write-downs if prices fall. A significant decline in the prices of natural gas or oil could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

Our industry is highly competitive which may adversely affect our performance, including our ability to participate in ready to drill prospects in our core areas. We operate in a highly competitive environment. In addition to capital, the principal resources necessary for the exploration and production of oil and natural gas are:

●leasehold prospects under which oil and natural gas reserves may be discovered;
●drilling rigs and related equipment to explore for such reserves; and
●knowledgeable personnel to conduct all phases of oil and natural gas operations.

We must compete for such resources with both major oil and natural gas companies and independent operators. Virtually all of these competitors have financial and other resources substantially greater than ours. We cannot assure you that such materials and resources will be available when needed. If we are unable to access material and resources when needed, we risk suffering a number of adverse consequences, including:

●the breach of our obligations under the oil and gas leases by which we hold our prospects and the potential loss of those leasehold interests;
●loss of reputation in the oil and gas community;
●a general slow down in our operations and decline in revenue; and
●decline in market price of our common shares.

Legislative and regulatory initiatives related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.  In December 2009, the EPA determined that emissions of carbon dioxide, methane and other ‘‘greenhouse gases’’ present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act, or CAA.  The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances.  The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil, NGLs, and natural gas we produce.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.  Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.  If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

We are subject to numerous laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to extensive federal, state and local laws and regulations relating to the exploration, production and sale of oil and natural gas, and operating safety. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may result in substantial penalties and harm to our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with governmental regulations, such as:

●land use restrictions;
●lease permit restrictions;
●drilling bonds and other financial responsibility requirements, such as plugging and abandonment bonds;
●spacing of wells;
●unitization and pooling of properties;
●safety precautions;
●operational reporting; and
●taxation.

Under these laws and regulations, we could be liable for:

●personal injuries;
●property and natural resource damages;
●well reclamation cost; and
●governmental sanctions, such as fines and penalties.

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. It is also possible that a portion of our oil and gas properties could be subject to eminent domain proceedings or other government takings for which we may not be adequately compensated. See “Government Regulations” for a more detailed description of our regulatory risks.

Our operations may incur substantial expenses and resulting liabilities from compliance with environmental laws and regulations. Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

●require the acquisition of a permit before drilling commences;
●restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
●limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
●impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

●the assessment of administrative, civil and criminal penalties;
●incurrence of investigatory or remedial obligations; and
●the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed. Our permits require that we report any incidents that cause or could cause environmental damages. See “Business—Government Regulations” for a more detailed description of our environmental risks.

Risks Relating to our Common Stock

There is no active public market for our shares and we cannot assure you that all active trading market or a specific share price will be established or maintained. Our common stock trades on the OTC BB trading system. The OTC BB tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC BB as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

●	the lack of readily available price quotations;
●	the absence of consistent administrative supervision of “bid” and “ask” quotations;
●	lower trading volume; and
●	market conditions.

In addition, the value of our common stock could be affected by:

●	actual or anticipated variations in our operating results;
●	changes in the market valuations of other oil and gas companies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting our industry;
●	additions or departures of key personnel;
●	sales of our common stock or other securities in the open market;
●	changes in financial estimates by securities analysts;
●	conditions or trends in the market in which we operate;
●	changes in earnings estimates and recommendations by financial analysts;
●	our failure to meet financial analysts’ performance expectations; and
●	other events or factors, many of which are beyond our control.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or oil and gas properties by using common stock as consideration.

Securities analysts may not initiate coverage of our shares or may issue negative reports, which may adversely affect the trading price of the shares. We cannot assure you that securities analysts will cover our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our shares. The trading market for our shares will rely in part on the research and reports that securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our shares, the trading price of our shares may decline. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our shares to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our shares.

Item 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to disclose information under this item.

Item 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we or our properties are subject.

Item 4. RESERVED

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

On September 25, 2009, our common stock began trading on the OTC MARKET UNDER THE SYMBOL “RECV.OB.”

The following table shows the high and low reported sales prices of our common stock for the periods indicated. Because our stock trades infrequently, we do not believe that these prices are an accurate reflection of the value of our stock.

	High	Low
2011
First Quarter	$4.00	$1.95
2010
Fourth Quarter	$2.50	$1.81
Third Quarter	$2.50	$1.50
Second Quarter	$4.00	$0.25
First Quarter	$5.50	$2.05
2009
Fourth Quarter	$5.75	$3.00
September 25, 2009 through September 30, 2009	$6.00	$4.25

On March 11, 2011, there were approximately 64 owners of record of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under various officer employment contracts and under director appointment agreements as of December 31, 2010:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Grants, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Grants, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (b)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	8,943,187	-	-
Total	8,943,187	$-	-

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Recent Sales of Unregistered Securities

We have previously disclosed by way of quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during 2010.

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

General

We are an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the DJ Basin. Our business strategy is designed to create maximum shareholder value by leveraging the knowledge, expertise and experience of our management team along with that of our operating partners.

We target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, and Wyoming. At December 31, 2010, we owned approximately 133,000 gross (117,500 net) acres, of which 122,000 gross (115,000 net) acres was classified as undeveloped acreage.

For the three and twelve month periods ended December 31, 2010, our total production was 29,470 and 136,195 net BOE, respectively.

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

2010 compared to 2009

In general our revenues and  expenses were significantly higher in 2010 when compared to inception through December 31, 2009 as during 2009 we were a development stage company with minimal activities.  In January 2010, we acquired our first producing oil and gas assets and incurred interest expense with the associated debt utilized to acquire the property.  Therefore results are generally not comparable for the year ended December 31, 2010 to the period of inception through December 31, 2009.  We have presented the results for each period below.

For the Year Ending December 31, 2010

For the three and twelve month periods ended December 31, 2010, we had $2,082,977 and $9,504,737 in oil sale revenues and $56,644 ad $68,075 in natural gas sales, respectively.

	Quarter Ended
	December 31, 2010
	Volume	Average Price
Product:
Oil (Bbls)	26,984	$77.19
Natural Gas (Mcf)	14,914	$4.56

Average daily net production for the three and twelve month periods ended December 31, 2010 were 319 BOEPD and 373 BOEPD.

Miscellaneous Income and Operating Fees

The Company earned net operating fees of $8,987 and $13,487 during the three and twelve month periods ended December 31, 2010.  The Company realized a mark-to-market gain of $3,389 and $28,666 during the three and twelve month periods ended December 31, 2010 on a put agreement associated with 85,000 shares of stock placed in conjunction with our reverse merger in September 2009.

Price Risk Management Activities

We recorded a net loss on our derivative contracts that do not qualify for cash flow hedge accounting of $(633,494) and $(398,840) for the three and twelve month periods ended December 31, 2010.  This amount represents an unrealized non-cash loss which represents a change in the fair value of our mark-to-market derivative instruments at December 31, 2010 as detailed in “Note 5 – Financial Instruments and Derivatives” and “Note 6 – Fair Value of Financial Instruments”.  We realized a gain on our derivative contracts that do not qualify for cash flow hedge accounting of $4,598 and $570,233 for the three and twelve month periods ended December 31, 2010.  This amount represents a realized cash gain from the settlement of our forward sale contracts for the quarter ended December 31, 2010 as detailed in “Note 5 – Financial Instruments and Derivatives” and “Note 6 – Fair Value of Financial Instruments”.

Oil and Gas Production Expenses, Depreciation, Depletion and Amortization

	For the Year Ended December 31,
	2010	2009 (1)	2008 (1)
Net production
Oil (Bbl)	133,709	-	-
Gas (Mcf)	14,914	-	-
MBOE	136,195	-	-
Average net daily production
Oil (Bbl)	366	-	-
Gas (Mcf)	41	-	-
BOE	373	-	-
Average realized sales price, excluding the effects of hedging
Oil (per Bbl)	$71.08	$-	$-
Gas (per Mcf)	$4.56	$-	$-
Per BOE	$70.29	$-	$-
Average realized sales price, including the effects of hedging
Oil (per Bbl)	$75.27	$-	$-
Gas (per Mcf)	$4.56	$-	$-
Per BOE	$74.47	$-	$-
Production costs per BOE
Lease operating expense (2)	$6.33	$-	$-
DD&A	$36.98	$-	$-
Production taxes	$7.76	$-	$-

Total operating costs	$51.07	$-	$-

Gross margin percentage	31%	$-%	-%

(1)	Prior to January 2010, the Company did not own any oil and gas properties
(2)	Approximately $2.35/BOE of lease operating expense relates to surface, subsurface, road repairs and work-over activities

General and Administrative Expenses

General and administrative expenses were $3,635,060 and $12,502,568 for the three and twelve month periods ended December 31, 2010.  Our general and administrative expenses for the three and twelve month periods ended December 31, 2010 included $397,136 and $1,464,990 in professional fees (financial advisors, attorneys, accountants, and reserve engineers) of which $135,982 and $372,393 were noncash, and $2,864,873 and $9,958,300 in non-cash compensation expense.  We also incurred a non-cash expense of $23,357 and $54,500 in rental expense for our office lease for the three and twelve months ending December 31, 2010.   Total non-cash general and administrative expenditures for the three and twelve months ended December 31, 2010 was approximately $143,000 and $10,400,000, respectively.  This compares to approximately $1,057,306 in general and administrative expenditures from inception through December 31, 2009 which included non-cash expenditures of $690,000.

Depreciation Expense

Depreciation and amortization expense were $1,141,038 and $5,036,648 for the three and twelve month periods ended December 31, 2010.

Interest Expense

Total interest expense was $2,041,954 and $6,640,209 for the three and twelve month periods ended December 31, 2010.  The interest expense was comprised of $1,237,273 and $3,989,649 in non-cash amortization of expenses for the three and twelve month periods ending December 31, 2010 related to warrants issued and overriding royalty interests assigned to our lender in conjunction with the closing of the three credit agreements and the extension of the credit agreements.  We incurred $804,751 and $2,655,131 in cash interest expense for the three and twelve month periods ended December 31, 2010.  We did not incur interest expense from inception through December 31, 2009.

We incurred a net loss to common shareholders of $16,785,583 for the year ended December 31, 2010.

From inception through December 31, 2009

General and administrative expense for the period ended December 31, 2009 totaled $1,057,306, including non-cash expense $684,778 in compensation expense for outstanding restricted common stock grants issued to executive officers and board members.

Our expense for impairment of equipment held for sale was $2,750,000 for the period ended December 31, 2009.

Non-cash expenses related to the fair value of common stock issued in an attempted property transaction for the period ended December 31, 2009 totaled $5,075,000.  Additional non-cash expenses for the period ended December 31, 2009 included $3,329,106 in fair value for warrants issued to third parties for a commitment to finance a property transaction which did not close, $200,000 related to 85,000 shares issued in conjunction with the merger and $17,500,000 related to 5 million shares acquired by our controlling shareholder group subsquent to the reverse merger.

Income for the period ended December 31, 2009 totaled $31 and was comprised of interest income.

We incurred a net loss to common shareholders of $29,911,381 for the period ended December 31, 2009.

Plan of Operations

Our plan of operations for the next twelve months is to acquire and develop oil and natural gas prospects, concentrating on those with the lowest development and lifting costs.   Consistent with that is our gradual structuring and staffing of our company as we become the operator of an increasing number of acquired properties.    By acting as the operator, we have greater control over drilling and developmental decisions and we have a broad spectrum of exploration prospects we can consider for participation.  As an operator we should reduce overall finding costs as we start to generate exploration prospects.

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

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained under “Financial Condition and Liquidity” below, based on our present working capital and current rate of cash flow from operations, we may need to raise additional capital to fund our exploration and development budget through, at least, December 31, 2011.  We will seek additional capital through the sale of our securities and we will endeavor to obtain additional capital through bank lines of credit and project financing.  However, as described further below, under the terms of our $20.1 million in credit facilities, we are prohibited from incurring any additional debt from third parties without prior consent from our lender.  Our ability to obtain additional capital through new debt instruments and project financing may be subject to the repayment of the $20.1 million credit facilities.

We intend to use the services of independent consultants and contractors to perform various professional services, including land, legal, environmental, investor relations and tax services.  We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Financial Condition and Liquidity

As of the date of this report, we estimate our capital budget for the remainder of 2011 to be approximately $8,600,000, to be deployed for drilling up to two wells within the State Line and Palm project areas, up to two wells in the Wilke project area, and two carried wells in the Chugwater joint venture project area. The 2011 budget does not include the impact of any potential future exploration projects, or ongoing exploration or development activities, or potential acquisitions. We expect to fund our 2011 capital expenditures with cash on our balance sheet as well as cash provided by operating activities. Additionally, we intend to raise additional funds through private placements or registered offerings of equity or debt and potential monetization of select assets.

During the year ended December 31, 2010, our working capital increased to $4,436,365 compared to a negative working capital of ($44,229) at December 31, 2009. The higher working capital and cash position is primarily the result of capital raised during the twelve months ended December 31, 2010 as well as the addition of several producing oil and gas properties during the year ended December 31, 2010.

During the year ended December 31, 2010, net cash provided by operating activities was $3,758,694. The primary changes in operating cash during the year ended December 31, 2010 were $(16,785,583) of net loss, adjusted for non-cash charges of $5,036,648 of depreciation, depletion and amortization expenses and accretion expense, $8,376,220 of stock-based compensation, $3,989,649 of amortization of deferred financing costs $1,578,080 of non-cash compensation expense, bad debt expense of $400,000 and a non-cash loss on derivative contracts of $398,840.  In addition, we had an increase in accounts receivable of $757,554, an increase of $1,129,665 in restricted cash, offset by an increase in accounts payable of $872,014.

During the year ended December 31, 2010, net cash used by investing activities was $(46,809,757). The primary changes in investing cash during the year ended December 31, 2010 was $46,891,204 in expenditures related to our acquisitions which consisted primarily of the proved and unproved acreage, $1,887,111 in drilling expenditures, offset by $2,000,000 in proceeds received from the sale of an interest in property to the TRW Exploration joint venture.

During the year ended December 31, 2010, net cash provided by financing activities was $48,471,408. The primary changes in financing cash during the year ended December 31, 2010 were net proceeds from the sale of common stock for $23,011,727, proceeds from the exercise of warrants for $5,121,000, and the issuance of debt in connection with the acquisitions for $28,500,000, offset by debt repayments of ($8,061,319).

We believe we have sufficient liquidity and capital resources to conduct our current operations for the next 12 months. However, to fund our planned capital projects, we will seek to obtain additional working capital through the sale of our securities, the successful deployment of our cash on hand, bank lines of credit, and project financing. Other than our three credit agreements for an aggregate of approximately $20.1 million, and our recent commitment for $8 million of convertible debentures (as described under "Business - Recent Developments and Related Transactions"), we have no agreements or understandings with any third parties at this time for additional working capital. Further, under the terms of our credit agreements, we are prohibited from incurring any additional debt from third parties without prior consent from our lender. Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of the approximately $20.1 million credit agreements which matures on September 1, 2012. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Use of Estimates

The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States ("GAAP") and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis and base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable. Our most significant financial estimates are associated with our estimated proved oil and gas reserves as well as valuation of common stock used in various issuances of common stock, options and warrants and estimated fair value of the asset held for sale.

Oil and Natural Gas Reserves

We follow the full cost method of accounting. All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment would be recognized. Under the SEC rules, we prepared our oil and gas reserve estimates as of December 31, 2010, using the average, first-day-of-the-month price during the 12-month period ending December 31, 2009.

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

We believe estimated reserve quantities and the related estimates of future net cash flows are the most important estimates made by an exploration and production company such as ours because they affect the perceived value of our Company, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements, including the quarterly calculation of depletion, depreciation and impairment of our proved oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine anticipated future cash inflows and future production and development costs by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each quarter to the estimated quantities of oil and natural gas remaining to be produced as of the end of that quarter. We reduce expected cash flows to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. For example, the standardized measure calculation required by ASC Topic 932, Extractive Activities—Oil and Gas, requires us to apply a 10% discount rate. Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and natural gas properties, we make considerable effort to estimate our reserves, including through the use of independent reserves engineering consultants. We expect that quarterly reserve estimates will change in the future as additional information becomes available or as oil and natural gas prices and operating and capital costs change. We evaluate and estimate our oil and natural gas reserves as of December 31 of each year and quarterly throughout the year. For purposes of depletion, depreciation, and impairment, we adjust reserve quantities at all quarterly periods for the estimated impact of acquisitions and dispositions. Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period in which the reserves or net cash flow estimate changes.

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

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless the sale would alter the rate of depletion by more than 25%. Royalties paid, net of any tax credits received, are netted against oil and natural gas sales.

In applying the full cost method, we perform a ceiling test on properties that restricts the capitalized costs, less accumulated depletion, from exceeding an amount equal to the estimated undiscounted value of future net revenues from proved oil and natural gas reserves, as determined by independent petroleum engineers. The estimated future revenues are based on sales prices achievable under existing contracts and posted average reference prices in effect at the end of the applicable period, and current costs, and after deducting estimated future general and administrative expenses, production related expenses, financing costs, future site restoration costs and income taxes. Under the full cost method of accounting, capitalized oil and natural gas property costs, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves, plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, we would recognize an impairment.

Business Combinations

In November 2007, the ASC 805 guidance for business combinations was updated to provide new guidance for recognizing and measuring the assets and goodwill acquired and liabilities assumed in an acquisition. The updated guidance also broadened the definition of a business combination and requires an entity to recognize transaction costs separately from the acquisition. The Company adopted the updated guidance effective March 6, 2009, and applied it to its three DJ Basin Acquisitions completed during 2010 (See Note 3 – OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISTIONS).

Impairment of Long-lived Assets

We record our property and equipment at cost. The cost of our unproved properties is withheld from the depletion base as described above, until such a time as the properties are either developed or abandoned. We review these properties quarterly for possible impairment. We provide an impairment allowance on unproved property when we determine that the property will not be developed or the carrying value will not be realized. We evaluate the reliability of our proved properties and other long-lived assets whenever events or changes in circumstances indicate that the recording of impairment may be appropriate. Our impairment test compares the expected undiscounted future net revenue from a property, using escalated pricing, with the related net capitalized costs of the property at the end of the applicable period. When the net capitalized costs exceed the undiscounted future net revenue of a property, the cost of the property is added to the full cost pool.

Derivative Instruments

During 2010, the Company entered in to swaps to reduce the effect of price changes on a portion of our future oil production. We reflect the fair market value of our derivative instruments on our balance sheet. Our estimates of fair value are determined by obtaining independent market quotes as well as utilizing a valuation model that is based upon underlying forward curve data and risk free interest rates. Changes in commodity prices will result in substantially similar changes in the fair value of our commodity derivative agreements. We do not apply hedge accounting to any of our derivative contracts, therefore we recognize mark-to-market gains and losses in earnings currently.

Revenue Recognition

The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses and are included in oil and gas production expense in the accompanying consolidated statements of operations.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.  The Company uses its knowledge of its properties, their historical performance, NYMEX and local spot market prices, quality and transportation differentials, and other factors as the basis for these estimates.

Asset Retirement Obligations

We are required to recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties including without limitation the costs of reclamation of our drilling sites, storage and transmission facilities and access roads. We base our estimate of the liability on the industry experience of our management and on our current understanding of federal and state regulatory requirements. Our present value calculations require us to estimate the economic lives of our properties, assume what future inflation rates apply to external estimates and determine the credit- adjusted risk-free rate to use. Our estimated asset retirement obligations are reflected in our depreciation, depletion and amortization calculations over the remaining life of our oil and gas properties.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718— Stock Compensation which requires companies to estimate the fair value of share-based payment awards made to employees and directors, including restricted stock grants, on the date of grant using an pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using a pricing model in accordance to ASC 718 – Stock Compensation.

Loss per Common Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented. In addition to common shares outstanding, and in accordance with ASC 260 – Earnings per share. Diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive. For the period ending December 31, 2010, outstanding warrants of 23,056,933 have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred. Accordingly, basic shares equal diluted shares for all periods presented.

Income Taxes

For tax reporting, the Company will continue to file its tax returns on an April 30 year end, which is the tax year end of Universal Holdings, Inc., the legal acquirer.

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

On March 6, 2009, the Company adopted the provisions of ASC 740 –Income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  As of December 31, 2010, the Company has determined that no liability is required to be recognized due to adoption of ASC 740.

Our policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense.  However, we did not accrue interest or penalties at December 31, 2010, because the jurisdiction in which we have unrecognized tax benefits does not currently impose interest on underpayments of tax and we believe that we are below the minimum statutory threshold for imposition of penalties.  We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next 12 months.  In our major tax jurisdiction, the earliest years remaining subject to examination are April 20, 2009 and April 30, 2010.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear immediately after the signature page of this report. See "Index to Financial Statements" on page 41 of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purpose discussed above as of the end of the period covered by this Annual Report on Form 10-K.  There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders’ of Recovery Energy Inc

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of    the Company’s assets that have a material effect on the financial statements.

Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control—Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm has not issued an attestation report on the Company’s internal controls over financial reporting.

/s/ ROGER A PARKER	/s/ JEFFREY A BEUNIER
Roger A. Parker	Jeffrey A Beunier
Chief Executive Officer	President and Chief Financial Officer
March 31, 2011	March 31, 2011

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Except as set forth below, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Ratification of Independent Registered Public Accounting Firm,” “Management,” “Executive Compensation,” “Principal Stockholders” and “Related Party Transactions” in Recovery Energy Inc’s definitive proxy statement for its 2011 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing in the Company’s 2011 Proxy Statement.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the material appearing in the Company’s 2011 Proxy Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Recent Developments and Related Transactions” in the Item 1. Additional information required by this Item is incorporated herein by reference to the Company’s 2011 proxy statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the material appearing in the Company’s 2011 Proxy Statement.

PART IV
Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS
a)

b) Financial statement schedules

Not applicable.

c) Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

2.1
Membership Unit Purchase Agreement by and among Recovery Energy, Lanny M. Roof, Judith Lee and Michael Hlvasa dated as of September 21, 2009 (incorporated herein by reference to Exhibit 2.1 from our current report filed on form 8-K filed on September 22, 2009).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Company's form S-1 filed on July 28, 2008).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Company's periodic report on form 8-K filed on June 18, 2010).

4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to Company's current report filed on form 8-K filed on December 17, 2009).

10.1	Cancellation agreements, dated September 21, 2009 between Universal Holdings, Inc. and two former shareholders.

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

10.8
Purchase and Sale Agreement with Edward Mike Davis, L.L.C. for Wilke Field dated effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.8 to Company's annual report on form 10-K for the year ended December 31, 2009).

10.9
Credit Agreement with Hexagon Investments, LLC dated effective as of January 29, 2010 (incorporated herein by reference to Exhibit 10.12 to Company's current report filed on form 8-K filed on March 4, 2010).

10.10
Promissory Note for financing with Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.13 to Company's current report filed on form 8-K filed on March 4, 2010).

10.11	Nebraska Mortgage to Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.14 to Company's current report filed on form 8-K filed on March 4, 2010).

10.12	Colorado Mortgage to Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.15 to Company's current report filed on form 8-K filed on March 4, 2010).

10.13
Purchase and Sale Agreement with Edward Mike Davis, L.L.C. dated effective as of April 1, 2010 (incorporated herein by reference to Exhibit 10.16 to Company's current report filed on form 8-K filed on March 25, 2010).

10.14
Credit Agreement with Hexagon Investments, LLC dated effective as of March 25, 2010 (incorporated herein by reference to Exhibit 10.17 to Company's current report filed on form 8-K filed on March 25, 2010).

10.15
Promissory Note for financing with Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.18 to Company's current report filed on form 8-K filed on March 25, 2010).

10.16	Nebraska Mortgage to Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.19 to Company's current report filed on form 8-K filed on March 25, 2010).

10.17	Wyoming Mortgage to Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.20 to Company's current report filed on form 8-K filed on March 25, 2010).

10.18
Purchase and Sale Agreement with Edward Mike Davis, L.L.C. for purchase of oil and gas properties dated as of April 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on April 20, 2010).

10.19	Credit Agreement with Hexagon Investments, LLC dated as of April 14, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on April 20, 2010).

10.20	Promissory Note with Hexagon Investments, LLC dated April 14, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on April 20, 2010).

10.21
Warrant to Purchase Common Stock by Hexagon Investments, LLC dated April 14, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company's current report filed on form 8-K filed on April 20, 2010).

10.22	Wyoming Mortgage to Hexagon Investments, LLC dated April 14, 2010 (incorporated herein by reference to Exhibit 10.5 to the Company's current report filed on form 8-K filed on April 20, 2010).

10.23	Securities Purchase Agreement dated as of April 26, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on April 30, 2010).

10.24	Agreement with C.K. Cooper dated April 8, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on May 4, 2010).

10.25	Purchase Agreement dated May 6, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on May 12, 2010).

10.26	Promissory Note dated May 6, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on May 12, 2010).

10.27	Security Agreement dated May 6, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on May 12, 2010).

10.28
Purchase Agreement with Edward Mike Davis, L.L.C. and Spottie, Inc. dated May 15, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on May 20, 2010).

10.29	Employment Agreement with Roger A. Parker (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on December 23, 2010).

10.30	Employment Agreement with Jeffrey A. Beunier (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on December 23, 2010).

10.31	Director Appointment Agreement with James Miller (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on May 20, 2010).

10.32	Form of Warrant Issued in Private Placement (incorporated herein by reference to Exhibit 4.1 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.33	Warrant issued to Hexagon Investments, LLC (incorporated herein by reference to Exhibit 4.2 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.34	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.35	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K fi

10.36	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.37	Letter Agreement with Hexagon Investments, LLC (incorporated herein by reference to Exhibit 10.4 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.38	Independent Director Appointment Agreement with Timothy N. Poster (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 7, 2010).

10.39	Independent Director Appointment Agreement with Conway J. Schatz (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on June 7, 2010).

10.40	Consulting Agreement with Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.41	Five Year Warrant to Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.42	Three Year Warrant to Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.43	Warrant to Globe Media (incorporated herein by reference to Exhibit 10.4 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.44	Registration Rights Agreement with Hexagon Investments, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.45	Stockholders Agreement with Hexagon Investments Incorporated (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 29, 2010).

10.46	Form of $2.20 Warrant Issued to Persons Exercising $1.50 Warrants (incorporated herein by reference to Exhibit 10.1 to the Company's current report on form 8-K filed on October 8, 2010).

10.47
Purchase Agreement with Edward Mike Davis, L.L.C. and Spottie, Inc. dated November 19, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's current report on form 8-K filed on November 26, 2010).

10.48	Put Option Agreement with Grandhaven Energy, LLC dated November 19, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company's current report on form 8-K filed on November 26, 2010).

10.49	Warrant Issued to Hexagon Investments, LLC on January 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's current report on form 8-K filed on January 4, 2011).

10.50	Amendments to Hexagon Investments, LLC Promissory Notes (incorporated herein by reference to Exhibit 10.2 to the Company's current report on form 8-K filed on January 4, 2011).

10.51
Form of Convertible Debenture Securities Purchase Agreement dated February 2, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's current report on form 8-K filed on February 3, 2011).

10.52	Form of Convertible Debenture (incorporated herein by reference to Exhibit 10.2 to the Company's current report on form 8-K filed on February 3, 2011).

10.53	Purchase Agreement with Wapiti Oil & Gas, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company's current report on form 8-K filed on February 24, 2011).

10.54	Termination Agreement dated as of December 15, 2009 with Edward Mike Davis, L.L.C.

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Company's annual report on form 10-K for the year ended December 31, 2009).

16.1
Letter from Jewett, Schwartz, Wolfe & Associates to the U.S. Securities and Exchange Commission dated January 19, 2010 (incorporated herein by reference to Exhibit 16.1 to the Company's periodic report on form 8-K dated January 21, 2010).

21.1	List of subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the Company's registration statement on Form S-1 (333-164291).

23.2	Consent of RE Davis.

31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002

99.1	Report of RE Davis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Recovery Energy, Inc.

We have audited the accompanying consolidated balance sheets of Recovery Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2010 and for the period from March 6, 2009 (Inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting  principles  used and significant estimates made by management, as well as evaluating the overall financing statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recovery Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and for the period from March 6, 2009 (Inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

March 31, 2011

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010	2009
Assets
Current Assets:
Cash	$5,528,744	$108,400
Restricted Cash	1,150,541	20,876
Accounts Receivable	857,554	100,000
Prepaid assets	27,772	55,249
Total current assets	7,564,611	284,525

Oil and gas properties (full cost method), at cost:
Undeveloped properties	33,605,594	-
Developed properties	26,307,975	-
Wells in progress	1,219,397	-
Total Property and equipment	61,132,966	-

Less accumulated depreciation, depletion and amortization	(5,008,606)	-
Net properties and equipment	56,124,360	-

Other assets:
Office equipment, net	56,236	470
Prepaid advisory fees	979,449	-
Deferred financing costs	3,211,566	-
Restricted cash and deposits	185,707	110,031
Assets held for sale	-	500,000
Total other assets	4,432,958	610,501

Total Assets	$68,121,929	$895,026

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010	2009
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$968,295	$106,355
Liabilities from price risk management	398,840	-
Related Party Payable	11,638	70,876
Common Stock Issuable	-	100,000
Accrued expenses	1,540,592	51,523
Short term note	208,881	-
Total current liabilities	3,128,246	328,754

Asset retirement obligation	507,280	-
Term notes	20,229,801	-
Total long term liabilities	20,737,081	-

Total Liabilities	23,865,327	328,754

Common Stock Subject to Redemption Rights, $0.0001 par value;	86,258	172,516
42,500 and 85,000 shares issued and outstanding as of December 31, 2010 and 2009

Other Shareholders’ Equity:
Preferred Stock, $0.0001 par value: 10,000,000 authorized; no shares issued or outstanding	-	-
Common Stock, $0.0001 par value: 100,000,000 shares authorized; 57,814,369 shares and 10,774,000 shares issued and outstanding (excluding shares subject to redemption) as of December 31, 2010 and 2009	5,781	1,077
Additional Paid in Capital	90,861,527	30,304,060
Accumulated deficit	(46,696,964)	(29,911,381)
Total other shareholders' equity	44,170,344	393,756

Total Liabilities, Common Stock Subject to Redemption Rights and Other Shareholders’ Equity	$68,121,929	$895,026

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	March 6, 2009 (Inception) through
	December 31, 2010	December 31, 2009
Revenue:
Oil sales	$9,504,737	$-
Gas sales	68,075	-
Operating fees	13,487	-
Realized gain (loss) on hedges	570,233	-
Price risk management activities	(398,840)	-

Total Revenues	9,757,692	-

Costs and expenses:
Production costs	862,042	-
Production taxes	1,056,244	-
General and administrative (includes non-cash consideration of $10,143,896 and $684,778 for the periods ended December 31, 2010 and 2009)	12,576,798	1,057,306
Depreciation, depletion and amortization	5,036,648	-
Impairment of equipment	-	2,750,000
Bad debt expense	400,000	-
Fair value of common stock and warrants issued in aborted property acquisitions	-	8,404,106
Reorganization and merger costs	-	17,700,000

Total costs and expenses	19,931,732	29,911,412

Loss from operations	(10,174,040)	(29,911,412)

Unrealized gain on Lock-up	$28,666	$-
Interest expense (includes non-cash interest expense of $3,989,649 and $0 for the periods ended December 31, 2010 and 2009)	$(6,640,209)	$31

Net Loss	$(16,785,583)	$(29,911,381)

Earnings per common share
Basic and Diluted	$(0.46)	$(3.05)

Weighted average shares outstanding:
Basic and diluted	36,671,213	9,815,683

The accompanying notes are an integral part of these financial statements.

  RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended December 31, 2010 and from March 6, 2009 (Inception) through December 31, 2009

			Other Shareholders' Equity

	Common Stock Subject					Additional
	to Redemption		Common Stock			Paid-In	Accumulated
	Shares	Amount	Shares		Amount	Capital	Deficit	Total

Balance, March 6, 2009 (Inception)	-	$-	-		$-	$-	$-	$-

Common stock issued in reverse merger	-	-	2,099,000		210	(33,957)	-	(33,747)

Common stock issued in exchange of debt	-	-	2,100,000		210	3,249,790	-	3,250,000

Common stock issued in lock-up agreement	85,000	172,516	-		-	-	-	-

Common stock issued in reorganization	-	-	5,000,000		500	17,499,500	-	17,500,000

Common stock issued in attempted acquisition	-	-	1,700,000		170	5,824,830	-	5,825,000

Common stock issued for cash	-	-	125,000		12	499,988	-	500,000

Restricted stock and performance options issued to employees and directors	-	-	-		-	684,778	-	684,778

Warrants issued for financing commitment	-	-	-		-	3,329,106	-	3,329,106

Common stock reacquired in attempted acquisition	-	-	(250,000)		(25)	(749,975)	-	(750,000)

Net loss	-	-	-		-	-	(29,911,381)	(29,911,381)

Balance, December 31, 2009	85,000	172,516	10,774,000		1,077	30,304,060	(29,911,381)	393,756

Common stock issued for property acquisitions	-	-	11,716,667		1,172	15,786,328	-	15,787,500

Common stock issued in connection with financing property acquisitions	-	-	5,000,000		500	5,249,500	-	5,250,000

Common stock issued for cash	-	-	15,915,15	3	1,592	14,924,142	-	14,925,734

Common stock issued for services	-	-	2,008,862		201	2,256,038	-	2,256,239

Restricted stock issued to employees and directors	-	-	8,943,187		894	8,375,326	-	8,376,220

Warrants exercised for cash	-	-	3,414,000		341	5,120,658	-	5,120,999

Warrants issued for cash, services and fees	-	-	-		-	8,759,221	-	8,759,221

Common stock no longer subject to redemption	(42,500)	(86,258)	42,500		4	86,254	-	86,258

Net loss	-	-	-		-	-	(16,785,583)	(16,785,583)

Balance, December 31, 2010	42,500	$86,258	57,814,369		$5,781	$90,861,527	$(46,696,964)	$44,170,344

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
		March 6, 2009 (inception)
	Year Ended December 31, 2010	through December 31, 2010

Cash flows from operating activities:
Net loss	$(16,785,583)	$(29,911,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment	-	2,750,000
Bad debt expense	400,000	-
Stock issued for services	325,043	-
Stock based compensation	8,376,220	884,778
Fair value of warrants issued	-	3,329,106
Non-cash reorganization costs	-	17,500,000
Loss on aborted property acquisitions	-	5,075,000
Changes in the fair value of derivatives	398,840	-
Compensation expense recognized for assignment of overrides	1,578,080	-
Amortization of deferred financing costs	3,989,649	-
Depreciation, depletion, and amortization and accretion of asset retirement obligation	5,036,648	-

Changes in operating assets and liabilities:
Accounts receivable	(757,554)	(100,000)
Other assets	35,246	(55,249)
Accounts payable	872,014	72,469
Restricted cash	(1,129,665)	(20,876)
Related party production payments	(69,312)	70,876
Accrued expenses	1,489,068	24,038
Net cash provided by (used in) operating activities	3,758,694	(381,239)

Cash flows from investing activities:
Additions of producing properties and equipment (net of purchase price adjustment)	(25,580,793)	-
Acquisition of undeveloped property interests	(18,560,412)	-
Drilling capital expenditures	(4,637,111)	-
Sale of undeveloped property interests	2,000,000	1,500,000
Sale of drilling rigs	100,000	-
Additions of property and equipment	(55,766)	(750,470)
Cash acquired in acquisition		140
Investment in operating bonds	(75,675)	(110,031)
Net cash provided by (used in) investing activities	(46,809,757)	639,639

Cash flows from financing activities:
Proceeds from sale of common stock, units and exercise of warrants	28,132,727	500,000
Proceeds from debt issuance	28,500,000	-
Common stock reacquired in attempted Church acquisition	-	(750,000)
Common stock issuable	(100,000)	100,000
Repayment of debt	(8,061,319)	-
Net cash provided by (used in) financing activities	48,471,408	(150,000)

Net increase in cash and cash equivalents	5,420,345	108,400
Cash and cash equivalents, beginning of period	108,400	-

Cash and cash equivalents, end of period	$5,528,745	$108,400

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		March 6, 2009 (inception)
Supplemental disclosure of non-cash investing and financing activities:	Year Ended December 31, 2010	through December 31, 2010
Cash paid for interest	$2,655,131	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Purchase of rigs for note payable	$-	$3,250,000
Purchase of properties for note payable and common stock	$15,787,500	$8,025,000
Stock and warrants issued for deferred financing costs	$6,867,735	$-
Stock and warrants issued for prepaid financial advisory fees	$1,234,510	$-
Default on note in property acquisition	$-	$(2,200,000)
Property additions for asset retirement obligation	$479,238	$-

Net liabilities assumed in reverse merger:	$-	$33,886

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

On September 21, 2009, Universal Holdings, Inc. (“Universal”), a Nevada corporation, completed the acquisition of Coronado Acquisitions, LLC (“Coronado”). Under the terms of the acquisition, Coronado was merged into Universal. On October 12, 2009, Universal changed its name to Recovery Energy, Inc. (“Recovery”). The Agreement was accounted for as a reverse acquisition with Coronado being treated as the acquirer for accounting purposes. Accordingly, the financial statements of Coronado have been adopted as the historical financial statements of Recovery. Recovery is an independent oil and gas exploration and production company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States ("GAAP") and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.

The accompanying consolidated financial statements include Recovery Energy Inc and its wholly−owned subsidiaries Recovery Oil and Gas, LLC and Recovery Energy Services, LLC.   Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis and base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable. Our most significant financial estimates are associated with our estimated proved oil and gas reserves as well as valuation of common stock used in various issuances of common stock, options and warrants and estimated fair value of the asset held for sale.

Liquidity

Since inception, we have raised approximately $62 million in cash generally through private placements of debt and equity securities.  Although we have a flexible capital program for 2011, we cannot give assurances that our current working capital, our cash flow from operations or any available borrowings will be sufficient to fund our anticipated capital expenditures. If our existing and potential sources of liquidity through operating cash flows and cash contributions from joint venture participants are not sufficient to undertake our planned capital expenditures, we may be required to alter our drilling program, pursue additional joint ventures with third parties, sell interests in one or more of our properties or sell equity or debt securities. If we are not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we would be required to curtail our expenditures, restructure our operations, sell properties on terms which otherwise may not be as favorable and/or curtail our planned exploration and drilling program.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid debt securities that have original maturities of three months or less. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash deposits.

Restricted Cash

Restricted cash consists of severance and ad valorem tax proceeds which are payable to various tax authorities, and amounts are restricted pursuant to our loan agreements.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables in 2010 or 2009.

During 2010, the Company wrote off a note receivable for $400,000 as a bad debt expense (see Note 13).

Assets Held For Sale

Assets held for sale are recorded at the lower of cost or estimated net realizable value.

Concentration of Credit Risk

The Company's cash equivalents and short-term investments are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with major financial institutions. The Company may at times have balances in excess of the federally insured limits.

The Company's receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities. Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. The receivables are not collateralized. However, to date the Company has had minimal bad debts.

Significant Customers

During the year ended December 31, 2010, over 64% of the Company's production was sold to one customer, Shell Trading (US). However, the Company does not believe that the loss of a single purchaser, including Shell Trading (US), would materially affect the Company's business because there are numerous other purchasers in the area in which the Company sells its production.

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

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimated reserve quantities and future net cash flows have the most significant impact on the Company because these reserve estimates are used in providing a measure of the Company's overall value. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company's proved properties.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission (the "SEC"), such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

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

Depletion and Impairment of Proved Oil and Gas Properties

When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the full cost pool and becomes subject to depletion calculations. The cost of acquiring and evaluating unproved properties are initially excluded from depletion calculations. Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. For this purpose, we convert our petroleum products and reserves to a common unit of measure. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues was computed by applying a twelve month average of the first day of the month price of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

There were no impairment charges recognized for the year ended December 31, 2010. The Company did not own any oil and gas properties for the period ended December 31, 2009.

 Impairment of Unproved Oil and Gas Properties

The Company's unproved properties are evaluated quarterly for the possibility of potential impairment. For the year ended December 31, 2010 no impairment was recorded. The Company did not own any oil and gas properties for the period ended December 31, 2009.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Wells in Progress

Wells in progress at December 31, 2010 represent the costs associated with wells that have not reached total depth or been completed as of period end. They are classified as wells in progress and withheld from the depletion calculation and the ceiling test. The costs for these wells is then transferred to proved property when the wells reach total depth and are cased and the costs become subject to depletion and the ceiling test calculation in future periods. At December 31, 2010, the Company had two wells awaiting completion in the DJ Basin.  The Company did not own any leases as of December 30, 2009 and therefore did not have any wells in progress.

Deferred Financing Costs

For the year ending December 31, 2010, the Company recorded deferred financing costs of approximately $7,200,000 related to the closing of its credit facilities (see Note 7). Deferred financing costs include origination (warrants issued and overriding royalty interests assigned to our lender), legal and engineering fees incurred in connection with the Company's credit facility, which are being amortized over the term of the credit facility. The Company recorded amortization expense of approximately $4,000,000 in the year ended December 31, 2010. The Company did not record any amortization expense or have any debt outstanding as of December 31, 2009.

Prepaid Advisory Fees

The Company had prepaid financial advisory fees of approximately $987,000 as of December 31, 2010.  The prepaid fees were paid with non cash consideration (shares of our common stock and warrants exercisable for shares of our common stock issued to our financial advisors) initially totaling $1,234,000.  The amount is being amortized over the term of the underlying agreement. The Company amortized $247,000 in prepaid fees for the year ended December 31, 2010, and will amortize the balance over the next three years and review the asset for impairment on a quarterly basis. No impairment was taken during 2010.

The following schedule details the future expense of the prepaid advisory fees.

2011	$405,289
2012	405,289
2013	168,871
$979,449

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets (other than the full cost pool) in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. ASC 360 requires that the Company’s long-lived assets, including its drilling rigs, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.  For the year ended December 31, 2009, the Company recorded impairment expense of $2,750,000 related to the two medium depth drilling rigs.

Fair Value of Financial Instruments

The Company's financial instruments, other than the derivative instrument discussed separately, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Additionally, the recorded value of the Company's long-term debt approximates its fair value as it bears interest at variable rates over the term of the loan.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commodity Derivative Instrument

The Company has entered into commodity derivative contracts, as described below. The Company has utilized swaps to reduce the effect of price changes on a portion of our future oil production. A swap requires us to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay us if the settlement price is less than the strike price. The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company's ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts are currently with one counterparty. The Company has netting arrangements with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

Other Property and Equipment

Other property and equipment such as office furniture and equipment, vehicles, and computer hardware and software are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of three years for computer equipment, and five years for office equipment and vehicles. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from the accounts.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company records revenues from the sales of natural gas and crude oil when they are produced and sold.

Asset Retirement Obligation

The Company follows accounting for asset retirement obligations in accordance with ASC 410, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are included in the ceiling test calculation. Asset retirement obligations incurred in 2010 are classified as Level 3 (unobservable inputs) fair value measurements. The Company did not have any asset retirement obligations in 2009.  The asset retirement liability is allocated to operating expense using a systematic and rational method. As of December 31, 2010 and 2009, the Company recorded a net asset of $479,238 and $0, respectively, and a related liability of $507,280 and $0, respectively.

The information below reconciles the value of the asset retirement obligation for the periods presented:

December 31, 2009	$-
Liabilities incurred	478,208
Retirements	-
Accretion expense	28,042
Change in estimate	1,030

December 31, 2010	$507,280

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

Loss per Common Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented. In addition to common shares outstanding, and in accordance with ASC 260 – Earnings per share. Diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive. For the period ending December 31, 2010, outstanding warrants of 23,056,933 have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred. Accordingly, basic shares equal diluted shares for all periods presented.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Our policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense.  However, we did not accrue interest or penalties at December 31, 2010, because the jurisdiction in which we have unrecognized tax benefits does not currently impose interest on underpayments of tax and we believe that we are below the minimum statutory threshold for imposition of penalties.  We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next 12 months.  The earliest years remaining subject to examination are April 30, 20010 and 2009.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below:

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-03, Extractive Activities—Oil and Gas (Topic 932), to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules. The significant modifications involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month average of the first day of the month prices and additional disclosure requirements. In contrast to the applicable SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. In April 2010, the FASB issued ASU 2010-14 which amends the guidance on oil and gas reporting in ASC 932.10.S99-1 by adding the Codification SEC Regulation S-X, Rule 4-10 as amended by the SEC Final Rule 33-8995. Both ASU 2010-03 and ASU 2010-14 are effective for annual reporting periods ending on or after December 31, 2009. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments. The Company adopted the provisions of these updates for the year ended December 31, 2009.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements", which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective beginning after January 1, 2011. ASU 2010-06 concerns disclosure only. Neither the current requirements nor the amendments effective in 2011 will have a material impact on the Company's financial position or results of operations.

 In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity who discloses comparative pro forma information for business combinations that occurred in the current reporting period to disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual period only. This update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and early adoption is permitted. The Company adopted the provisions of this update for its business combinations that occurred during 2010.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISTIONS

DJ Basin Properties Acquisitions – Accounted for as a Business Combination

In January 2010, the Company acquired the Wilke Field from Edward Mike Davis, L.L.C. (“Davis”) for $4,500,000.   The Company simultaneously entered into a credit agreement with Hexagon to finance 100% of the purchase of the Wilke Field properties.  Hexagon received 1,000,000 shares of the Company's common stock in connection with the financing.  The Company recorded $2.25 million in deferred financing costs related to the shares issued in conjunction with the loan (See Note 7).

In March 2010, the Company acquired the Albin Field properties from Davis for $6,000,000 and 550,000 shares of common stock with an estimated fair value of $412,500.  The Company simultaneously entered into a loan agreement with Hexagon to finance 100% of the cash portion of the purchase price.  The Company recorded approximately $737,822 in deferred financing costs related to 750,000 shares of the Company’s common stock and a one-half percent overriding royalty in the leases and wells in connection with the financing from Hexagon.

In April 2010, the Company acquired the State Line Field properties from Davis for $15,000,000 and 2,500,000 shares of common stock with an approximate fair value of $1,875,000.  The Company simultaneously entered into a loan agreement with Hexagon to finance 100% of the cash portion of the purchase price.  The Company recorded approximately $2,780,775 in deferred financing costs related to 3,250,000 shares of the Company’s common stock, 2,000,000 warrants to acquire the Company’s common stock at $2.50 per share and a one percent overriding royalty interest in connection with the financing from Hexagon.

All three of the acquisitions above were accounted for using the acquisition method under ASC 805, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date. The following table summarizes the fair values of assets acquired and liabilities assumed for each acquisition as of the related acquisition date:

	Wilke Field	Albin Field	State Line Field
Consideration given:
Cash payment funded by debt	$4,500,000	$6,000,000	$15,000,000
Stock	-	412,500	1,875,000

Total consideration attributable to allocation	$4,500,000	$6,412,500	$16,875,000

Allocation of purchase price:

Proved oil and gas properties	$4,418,267	$4,675,099	$15,529,268
Unproved oil and gas properties	83,200	1,791,619	1,070,975

Total fair value of oil and gas properties acquired	4,501,467	6,466,718	16,600,243
Oil and gas revenue receivable	195,594	-	-

Total assets	4,697,061	6,466,718	16,600,243

Accounts payable	-	-	(52,147)
Asset retirement obligation	(197,061)	(54,218)	(149,151)

Total liabilities acquired	(197,061)	(54,218)	(201,298)

Net assets acquired	$4,500,000	$6,412,500	$16,398,945

Supplemental information:
Value attributable to ORRI paid to lender	-	(175,322)	(158,685)
Value attributable to ORRI awarded to management	(125,220)	(701,290)	(317,370)

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS (Continued)

The following unaudited supplemental pro forma information presents the results of operations for the years ended December 31, 2010 and 2009, as if the Wilke, Albin, and State Line acquisitions had occurred as of the earliest period presented, January 1, 2009. These unaudited pro forma results of operations are based on the historical financial statements and related notes of the Company, and the related historical audited statements of revenue and direct expenses for the Wilke, Albin and State Line acquisitions included in the related filings on Form 8-K. These pro forma results of operations contain adjustments to depreciation, depletion and amortization for the effects of purchase price allocation, and to interest expense and amortization of deferred financing costs related to financing the acquisitions. The pro forma results are presented for informational purposes only and are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

	For the Year Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating revenues	$12,941,108	$6,070,500

Operating loss	$(7,645,854)	$(29,001,745)

Net loss	$(16,109,565)	$(33,489,536)

Pro forma loss per common share:
Basic and diluted	$(0.44)	$(3.23)

Also in May 2010, the Company acquired additional undeveloped leasehold acreage and certain overriding royalty interests on existing Company owned acreage and wells in the DJ Basin from Davis for 2,000,000 shares of common stock valued at $1,500,000 and a cash payment of $20 million.

In June 2010, the Company acquired working and overriding royalty interests in three wells located in the DJ Basin for $82,606 in cash and assumption of $17,394 in liabilities.  The effective date of the acquisition was May 1, 2010.

In July 2010, the Company acquired a 100% working interest in  undeveloped leases in the state of Wyoming for approximately $200,000 in cash after expenses.

In August 2010, the Company farmed into approximately 240 net acres in the state of Wyoming in exchange for carrying Davis, the lease owner, for a 26% working interest in one well, which has been drilled, and by assigning 83 net acres in a lease owned by the Company. The Company also farmed into approximately 533 net acres in the state of Nebraska in exchange for carrying Davis, the lease owner, for a 33% working interest in one well which has been drilled.

In November 2010, the Company entered into a purchase agreement with Davis and Spottie, Inc. for the purchase of certain oil and gas interests of approximately 33,800 net acres located in Laramie County and Goshen County, Wyoming, and Banner County, Kimball County, and Scotts Bluff County, Nebraska. Additionally, the Company acquired rights below the base of the Greenhorn on approximately 23,000 net acres in Laramie County and Goshen County, Wyoming, and Banner County and Kimball County, Nebraska.  We issued 6,666,667 shares of our common stock to acquire the property with an estimated fair value of approximately $12,000,000.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS (Continued)

In December 2010, the Company entered into an acquisition and development agreement with TRW Exploration, LLC whereby TRW Exploration paid $2,000,000 and a 40% carried interest in two horizontal wells. TRW Exploration is required to fund the drilling and completion costs of two horizontal wells on the lands covered by the leases, up to $3,500,000 per well. Costs above $3,500,000 per well shall be shared in accordance with the parties respective interests in the leased lands. The Company is required to use commercially reasonable efforts to commence the first of these wells on the lands covered by the leases by March 31, 2011, and to use commercially reasonable efforts to commence the second well within 180 days of completion of the first well.

During the fourth quarter of 2009, the Company pursued a number of acquisition opportunities.  The Company entered into two purchase and sale agreements with Davis for the purchase of multiple oil and gas properties.  The Company was not successful in fulfilling the requirements under the purchase and sale agreements and forfeited 1,450,000 shares of our common stock with an estimated fair value of $5,075,000.

The following table presents information regarding the Company's net costs incurred in the purchase of proved and unproved properties, and in the exploration and development activities:

	For the Year Ended December 31,
	2010	2009 (1)	2008 (1)
Property Acquisition costs:
Proved	$24,770,721	$-	$-
Unproved	33,605,727	-	-
Exploration costs	-	-	-
Development costs	2,756,651	-	-
Total	$61,133,099	$-	$-

(1)	Prior to January 1, 2010, the Company did not own any oil and gas properties

DD&A expense related to the proved properties per BOE of production for the year ended December 31, 2010, was $36.98.  Prior to January 1, 2010, the Company did not own any oil and gas properties therefore we did not incur DD&A expense in 2009 or 2008.

The following table sets forth a summary of oil and gas property costs (net of divestitures) not being amortized as of December 31, 2010 by the year in which such costs were incurred:

Unproved Additions by Year
Prior (1)	$-
2008 (1)	-
2009 (1)	-
2010	33,605,727
Total	$33,605,727

(1)	Prior to January 1, 2010, the Company did not own any oil and gas properties

During 2010, no unproved land costs were determined to be impaired and reclassified to proved property and included in the ceiling test and depletion calculations.  Prior to January 1, 2010, we did not own any oil and gas properties.

The Company incurred $195,075 for the year ended December 31, 2010, in acquisition related expenses which was included in General and Administrative expenses on the Statement of Operations.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – WELLS IN PROGRESS

The following table reflects the net changes in capitalized additions to wells in progress during 2010 and 2009:

	For the Year Ended December 31,
	2010	2009 (1)
Beginning balance	$-	$-
Additions to capital wells in progress costs pending the determination of proved reserves	1,219,254	-
Ending balance	$1,219,254	$-

(1)	Prior to January 1, 2010 the Company did not own any oil and gas properties

All wells in progress have been capitalized for less than one year.

NOTE 5 - FINANCIAL INSTRUMENTS AND DERIVATIVES

As of December 31, 2009, the Company had no commodity swaps. During March 2010, the Company entered into two commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices.  As of December 31, 2010, the Company had commodity swaps for the following oil volumes:

	Barrels per	Barrels per	Price per
	quarter	Day	Barrel
2011
First quarter	18,900	210	$85.25
Second quarter	9,900	110	$85.97
Third quarter	9,900	110	$84.95
Fourth quarter	9,900	110	$84.95

Subsequent to year-end, the Company entered into an additional commodity swap for 100 barrels per day from November 2011, through October 2012, at a price of $100.20 per barrel.

The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows:

	For the Year Ended December 31,
	2010		2009
Realized gain on oil contracts		$570,233	-
Loss on commodity price risk management activities	$	(398,840)	$-

Unrealized gains and losses resulting from derivatives are recorded at fair value on the consolidated balance sheet and changes in fair value are recognized in the unrealized gain (loss) on risk management activities line on the consolidated statement of operations. Realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity price risk management activities line on the consolidated statement of income.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and cash equivalents

Cash and cash equivalents include all cash balances and any highly liquid investment with an original maturity of 90 days or less. The carrying amount approximates fair value because of the short maturity of these instruments. At December 31, 2010 the Company had $5,528,744 in unrestricted cash and cash equivalents.

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

At December 31, 2010, the types of derivative instruments utilized by the Company included commodity swaps (See Note 3). The oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

	Level 1	Level 2	Level 3	Total
Liability
Commodity swap contracts	$—	$(398,840)	$—	$(398,840)
Total liability at fair value	$—	$(398,840)	$—	$(398,840)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended December 31, 2010.

RECOVERY ENERGY, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

At December 31, 2010, the Company’s derivative financial instruments were held with a single counterparty. The Company continually reviews the credit-worthiness of its counterparties. The Company’s derivative instruments are part of master netting agreements, which reduces credit risk by permitting the Company to net settle for transactions with the same counterparty.

NOTE 7 - LOAN AGREEMENTS

The Company entered into three separate loan agreements with Hexagon Investments, LLC (“Hexagon”) during the twelve months ending December 31, 2010.  All three loans bear annual interest of 15%, and mature on September 1, 2012.

Effective January 29, 2010, the Company entered into a $4.5 million loan agreement, with an original maturity date of December 1, 2010. Effective March 25, 2010, the Company entered into a $6.0 million loan agreement, with an original maturity date of December 1, 2010. Effective April 14, 2010, the Company entered into a $15.0 million loan agreement, with an original maturity date of December 1, 2010.  All three loan agreements have similar terms, including customary representations and warranties and indemnification, and require the Company to repay the notes with the cash flows from the production of the acquired properties.  The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage as well as all related equipment purchased in the Wilke Field, Albin Field, and State Line Field acquisitions.  The Company issued an aggregate of 5 million shares of common stock and 2 million warrants for the Company’s common stock exercisable at $2.50 per share in connection with the origination.  Additionally, the lender received an overriding royalty interest in the Albin Field and State Line Field acquisitions. The Company entered into a loan modification agreement on May 28, 2010, which extended the maturity date of the loans to December 1, 2011.  In consideration for extending the maturity of the loans, Hexagon received 1 million warrants with an exercise price of $1.50 per share. The loan modification agreements required the Company to issue 1 million five year warrants to purchase common stock at $1.50 per share to Hexagon if the Company did not repay the loans in full by January 1, 2011.

In December, 2010 Hexagon extended the maturity to September 1, 2012.

Since the loans were not paid in full by January 1, 2011, the Company issued 1 million additional warrants with an exercise price of $1.50 per share to Hexagon which was valued at approximately $1,600,000, and was expensed  to General and administrative expenses when incurred.

As of December 31, 2010, the outstanding balance on the loan agreements was approximately $20,200,000, of which approximately $200,000 was classified as a current liability and approximately $21.2 million was classified as a long term liability.  For the year ended December 31, 2010, the Company incurred cash interest expense of $2,655,131 on the loan agreements of which $121,570 was accrued as of December 31, 2010. The Company made approximately $5.1 million in principal payments for the year ended December 31, 2010.

Deferred financing costs related to stock, warrants and overriding royalty interests placed in conjunction with the loan agreements total $7,201,743.  During the year ended December 31, 2010, the Company amortized $3,989,649.  Amortization expense for deferred financing costs is included in the Interest Expense line item on the Statement of Operations.  The remaining $3,211,566 in Deferred Financing Costs is classified as long term asset on the Balance Sheet.  The deferred financing costs will amortize on a straight line basis over the remaining life of the loan agreements as detailed below.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Amortization of Deferred Financing Costs:

2011	$1,764,019
2012	$1,447,547

The Company did not capitalize any interest costs for the year ended December 31, 2010.

On May 26, 2010, the Company agreed to a $3 million seller note in conjunction with the acquisition of certain undeveloped acres and overriding interest described below.  However, the Company paid the agreed note in full on May 27, 2010 and did not incur any interest expense with the transaction.

Subsequent to December 31, 2010, the Company issued $8 million in secured convertible debentures.

The Company is subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements. As of December 31, 2010, the Company was in compliance with all covenants under the facilities. If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

NOTE 8 - COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation

At December 31, 2010 and 2009 there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of December 31, 2010 and 2009, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Potential Stock Grants Under Employment/Appointment Agreements

Until May 2010, the employment agreements for our chief executive officer and chief financial officer contained provisions which provided these individuals additional stock grants if the Company achieved certain market capitalization milestones.  In May 2010, the employment agreements were modified and our chief executive officer and chief financial officer are no longer entitled to stock grants based on market capitalization milestones.

No shares have been issued under these agreements, however under ASC 718 Compensation—Stock Compensation, the Company recorded $200,000 of expense during the period ending December 31, 2009 and no expense for the period ending December 31, 2010.

In November, 2010 we entered into a Put Option Agreement with Grandhaven Energy, LLC ("Grandhaven") whereby Grandhaven has the right to require us to purchase 25% of certain overriding royalty interests it acquired from Davis for a purchase price of up to $2.4 million.  The put option expired unexercised on March 31, 2011. Grandhaven is an affiliate of Hexagon.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

Five of the seven acquisitions the Company completed since the beginning of the year have been with the same seller, Edward Mike Davis, L.L.C.  Davis owned approximately 21.5% of the issued and outstanding shares as of December 31, 2010.  The cash portion of the purchase price for the first three acquisitions were financed with loans from Hexagon which owned approximately 11.2% of the stock issued and outstanding at December 31, 2010.  Hexagon received overriding royalty interests in both the Albin Field assets and the State Line Field assets.  Hexagon also received warrants to purchase 2 million shares of the Company’s common stock at $2.50 per share in connection with the financing of an acquisition and warrants to purchase 1 million shares the Company’s common stock for $1.50 per share in connection with amendments to the loan agreements. A representative of Hexagon also serves on the Company’s Board of Directors.

NOTE 10 - INCOME TAXES

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of December 31, 2010 and 2009 were:

	2010	2009
Deferred tax assets:
Oil and gas properties and equipment	$(1,335,490)	$1,045,275
Net operating loss carry-forward	7,285,426	2,670,740
Share based compensation	3,902,007	1,022,045
Abandonment obligation	188,728	-
Derivative instruments	148,384	-
Other	(30,896)	4,386
Total deferred tax asset	10,158,159	4,742,446

Valuation allowance	(10,158,159)	(4,742,446)
Net deferred tax asset	$-	$-

Reconciliation of the Company’s effective tax rate to the expected federal tax rate is:

	2010	2009
Effective federal tax rate	35.00%	35.00%
Effect of permanent differences	(7.78%)	(20.40)%
State tax rate	2.20%	3.01%
Change in rate	(0.23%)	0.00%
Other	3.07%	(1.76)%
Valuation allowance	32.26%	(15.85)%
Net	0%	0%

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

At December 31, 2010 and 2009, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $19,582,000 and $6,800,000, respectively, that may be offset against future taxable income. The Company has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carry-forwards as of December 31, 2010 will expire in 2030.

NOTE 11 - SHAREHOLDERS’ EQUITY

As of December 31, 2010, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 57,814,369 of common shares were issued and outstanding (not including the 42,500 shares issued and outstanding under a lock-up agreement).  No preferred shares were issued or outstanding.

During 2010, the Company issued 46,997,869 shares of common stock.  The stock issuances were comprised of 11,716,667 shares issued for acquisitions valued at $15,787,500, 2,008,862 shares issued for services valued at $2,256,239, 5,000,000 shares issued in connection with the loan agreements valued at $5,250,000, 8,943,187 shares issued as restricted stock grants to employees valued at $10,283,622, and 15,915,153 shares issued for $20,046,733 of cash.

During 2010, the Company issued common shares for cash. Included in these shares was a private placement of 15,901,200 units at $1.50 per unit, which included one share of common stock and one common stock purchase warrant. The warrants are exercisable at $1.50 per share through May 23, 2015. 3,41400 of these warrants were subsequently exercised during 2010 for $5,121,000 of cash. In connection with the exercise, the Company granted a new warrant for each warrant exercised. The new warrants have an exercise price of $2.20 per share, which was slightly greater than the concurrent market price of the Company's common stock, and expire on September 29, 2015.

In addition to shares issued in connection with our reverse merger, from March 6, 2009 (Inception) to December 31, 2009, the Company issued 6,575,000 shares of common stock.  The stock issuance was comprised of 1,450,000 shares issued in attempted acquisitions with an approximate fair value of $5,075,000, 5,000,000 shares issued as compensation to consultants and our chairman with an approximate fair value of $17,500,000, and 125,000 shares issued for $500,000 in cash.

Reverse Merger

On September 21, 2009 Coronado Resources, LLC merged with Recovery Energy, Inc (f/k/a Universal Holdings, Inc).  Coronado assumed all existing assets and liabilities of Recovery.

Recovery issued 85,000 additional shares in conjunction with the reverse merger under a lock-up agreement (See detailed discussion in Temporary Equity below) and in connection with the merger, the Company agreed to convert a note that was issued by Coronado on May 31, 2009 in the principal amount of $3,250,000 (the “Coronado Note into an aggregate of 2,100,000 shares of our common stock in full satisfaction of the Coronado Note.  Additionally, in conjunction with the reverse merger and pursuant to cancellation agreements executed by the previous financial officers of Universal Holdings, Inc, 5,000,000 shares of common stock were considered returned to the Company.

Recovery issued a total of 2,185,000 shares of its common stock as a result of the reverse merger to the controlling shareholders of Coronado, and 2,099,000 shares to the existing shareholders of Universal.

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

Subsequent to the reverse merger, the controlling shareholder group acquired 5 million shares of our common stock in conjunction with a reorganization of the company as compensation for their efforts with the reverse merger and ongoing strategic initiatives.  We recognized $17.5 million in non-cash compensation expense for the year ended December 31, 2009.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS’ EQUITY (continued)

Assets acquired and liabilities assumed of Universal by Coronado on September 21, 2009 based on their book values (which approximated their fair values) were as follows:

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

Temporary Equity

As part of the reverse merger, 85,000 shares of common stock were issued and outstanding under a lock-up agreement that has terms which may result in the Company reacquiring the shares due to circumstances outside of the Company’s control and therefore the shares are preferential to common shares.  The 85,000 shares, which were valued at $172,516, covered by the lock-up agreement are treated as temporary equity and reported separately from other shareholders’ equity for the period ended December 31, 2009.

As of December 31, 2010, 42,500 shares of the original 85,000 shares of the Company’s common stock issued under the lock-up agreement were issued and outstanding.  Originally, as described above, the lock-up agreement covered 85,000 shares, split between two lock up periods, one lock up period ending September 21, 2010 and the second lock up period ending March 21, 2011.  The 42,500 shares covered under the first lock up period were moved to permanent equity on September 21, 2010 as the lock up period expired.  At December 31, 2010, the 42,500 were treated as temporary equity and reported separately from other shareholders’ equity were valued at $86,258.  At December 31, 2009, the 85,000 shares, were treated as temporary equity and reported separately from other shareholders’ equity were valued at $172,516.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS’ EQUITY (continued)

A summary of warrant activity for the years ended December 31, 2010 and 2009 is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding at March 6, 2009	-	-
Granted	750,000	$3.50
Exercised, forfeited, or expired	-	-
Outstanding at December 31, 2009	750,000	$3.50
Exercisable at December 31, 2009	750,000	$3.50

Granted	25,720,933	$1.67
Exercised, forfeited, or expired	3,414,000	1.50
Outstanding at December 31, 2010	23,056,933	$1.76
Exercisable at December 31, 2010	16,892,933	$1.50

The aggregate intrinsic value of warrants was $9,291,113 and $1,500,000 based on the Company’s closing common stock price of $2.05 and $5.50 as of December 31, 2010 and 2009, respectively, and the weighted average remaining contract life was 4.40 years and 4.92 years.

Assumptions used in estimating the fair value of the warrants issued for the periods indicated:

	2010	2009
Weighted-average volatility	80%	230%
Expected dividends	0.00%	0.00%
Expected term (in years)	3 – 5	3
Risk-free rate	0.02% - 2.61%	1.49%

On January 1, 2011 the Company issued 1,000,000 5-year warrants with an exercise price of $1.50 to Hexagon (see Note 7).

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SHARE BASED COMPENSATION

The Company has not adopted a Stock Incentive Plan for its management team.  Each member of the board of directors and the management team was awarded restricted stock grants in their respective appointment or employment agreements.

The Company accounts for stock based compensation arrangements in accordance with the provisions of ASC 718 Compensation – Stock Compensation.  ASC 718 requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company implemented ASC 718 effective March 6, 2009.

During 2009, the Company granted 1,484,200 shares of restricted common stock to officers and directors. 1,112,840 shares vest on January 1, 2011, with the remaining 371,360 shares vesting equally over the next 15 quarters. The fair value of these share grants was calculated to be approximately $4,290,000.

During 2010, the Company granted 6,965,800 shares of restricted common stock to officers and directors. 462,500 shares vest on January 1, 2011, 187,500 shares vest on April 1, 2011, 5,500,000 shares vest on May 1, 2011, with the remainder vesting over the following two years. The fair value of these share grants was calculated to be approximately $5,621,500.

During 2010, the Company granted 493,187 shares of restricted common stock to employees. 169,728 shares vest on January 1, 2011, 167,729 shares vest during 2012, and 155,730 shares vest during 2013. The fair value of these share grants was calculated to be approximately $4,290,000.

The Company recognized stock compensation expense of $8,376,220 and $684,778 for the year ended December 31, 2010 and 2009, respectively.

A summary of stock grant activity for the year ended December 31, 2010 and 2009 is presented below:

Shares
Restricted Stock Grants Outstanding at March 6, 2009	-
Granted	1,484,200
Vested	-
Outstanding at December 31, 2009	1,484,200

Granted	7,458,987
Vested	-
Outstanding at December 31, 2010	8,943,187

Total unrecognized compensation cost related to non-vested stock granted was $1,376,953 and $3,804,733 as of December 31, 2010 and 2009, respectively. The cost at December 31, 2010 and 2009, is expected to be recognized over a weighted-average remaining service period of 0.23 years and 1.22 years, respectively.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DRILLING RIGS

In May 2009, two drilling rigs were contributed to the Company for a note of $3,250,000.  These rigs were recorded at estimated fair value as this was lower than their predecessor cost basis.  The note holder subsequently converted the note for 2,100,000 shares of common stock (Note 3).  These rigs require certain capital improvements prior to their ability to be functional in operations.

New management determined that future drilling operations are not part of their strategic plans.  Management has estimated the net realizable value to be $500,000; therefore, an impairment of $2,750,000 was recorded for the period ending December 31, 2009.  At December 31, 2009 the rigs were classified as held for sale.

In May 2010, the Company entered into a purchase and sell agreement for the rigs.  The Company sold the rigs for $700,000 under which the Company received $100,000 in cash and the balance in a five-year secured note.  The acquirer defaulted on the note and the Company is now pursuing the remedies afforded to it under the note and security agreement.  The Company believes it is in a first lien position on the underlying collateral, however, the Company has elected to fully reserve the $600,000 note receivable (book basis of $400,000) as the ability to recover the amount and the value of the underlying collateral is uncertain at this time.

NOTE 14- SUBSEQUENT EVENTS

In February 2011, the Company issued in a private placement sale $8,000,000 aggregate principal amount of three year 8% Senior Secured Convertible Debentures with a group of accredited investors, who are existing shareholders of the Company. The Debentures were issued on February 8, 2011. $3,000,000 of the proceeds from the sale of the Debentures is restricted to acquisition of and drilling activities on specified properties, which were pledged as collateral for the Debentures. The balance of the proceeds are to be used by the Company for working capital. The Debentures are convertible at any time at the holders' option into shares of Recovery Energy common stock at $2.35 per share, subject to adjustment. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures following notice of redemption the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received compensation in the form of Debentures with an aggregate principal amount equal to 5% of the gross proceeds from the sale.

In February 2011, the Company closed on the acquisition of oil and gas leases from various private individuals for $1,253,780 in cash and $653,449 in stock, in the Grover Field and surrounding area in Weld County, Colorado, and Goshen County, Wyoming.

In March 2011, the Company closed on a purchase agreement on certain oil and gas interests located in Laramie County, Wyoming. The purchase price was $6,469,552 cash and 2,312,942 shares of common stock.  The Company also closed on two acquisitions of oil and gas leases from various private individuals for a combined $551,519 in cash in Goshen County, Wyoming.

In March 2011, the Company entered into a modification of its swap agreement whereby Shell extended the Company $1,000,000 of unsecured credit.  Additionally, the Company entered into an additional commodity swap for 100 barrels per day from November 2011 through October 2012 at a price of $100.20 per barrel.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15- SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The following table sets forth information for the years ended December 31, 2010, 2009 and 2008 with respect to changes in the Company's proved (i.e. proved developed and undeveloped) reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)

December 31, 2008	-	-
Purchase of reserves	-	-
Revisions of previous estimates	-	-
Extensions and discoveries	-	-
Sale of reserves	-	-
Production	-	-
December 31, 2009	-	-
Purchase of reserves	643,955	-
Revisions of previous estimates	123,679	-
Extensions, discoveries	58,463	323,493
Sale of reserves	-	-
Production	(133,709)	(14,914)
December 31, 2010	692,388	308,579
Proved Developed Reserves, included above:
Balance, December 31, 2008	-	-
Balance, December 31, 2009	-	-
Balance, December 31, 2010	277,669	308,579
Proved Undeveloped Reserves, included above:
Balance, December 31, 2008	-	-
Balance, December 31, 2009	-	-
Balance, December 31, 2010	414,719	-

As of December 31, 2010, we had estimated proved reserves of 692,388 barrels ("MBbls") of oil and 308,579 thousand cubic feet ("MCF") of natural gas and with a present value discounted at 10% of $23.6 million. Our reserves are comprised of 93% crude oil and 7% natural gas on an energy equivalent basis.

The following values for the 2010 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31, 2010 natural gas price of $4.39 per MMBtu (NYMEX price) and crude oil price of $77.78 per barrel (West Texas Intermediate price). All prices are then further adjusted for transportation, quality and basis differentials.

During the year, the Company completed multiple acquisitions which included proved reserves associated with producing properties. Included in the Company's December 31, 2010 proved reserves and classified as 'Purchase of reserves' in the table above, are 643,955 barrels of crude oil attributable to the acquisition.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15- SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED) (Continued)

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC Topic 932:

	(In thousands)
	For the Year Ended December 31,
	2010	2009 (1)	2008 (1)
Future oil and gas sales	$51,816	$-	$-
Future production costs	(11,614)	-	-
Future development costs	(8,063)	-	-
Future income tax expense	-	-	-

Future net cash flows	32,139	-	-
10% annual discount	(8,544)	-	-

Standardized measure of discounted future net cash flows (2)	$23,595	$-	$-

(1)	Prior to January 2010, the Company did not own any oil and gas assets.

(2)
Our calculations of the standardized measure of discounted future net cash flows include the effect of estimated future income tax expenses for all years reported. We expect that all of our NOLs will be realized within future carryforward periods. All of the Company's operations, and resulting NOLs, are attributable to our oil and gas assets. There were no taxes in any year as the tax basis and NOL's exceeded the future net revenue.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15— SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED) (Continued)

The principle sources of change in the standardized measure of discounted future net cash flows are:

	(In thousands)
	For the Year ended December 31,
	2010	2009 (1)	2008 (1)
Balance at beginning of period	$-	$-	$-
Sales of oil and gas, net	(7,655)	-	-
Net change in prices and production costs	3,084	-	-
Net change in future development costs	(4,563)	-	-
Extensions and discoveries	5,067	-	-
Acquisition of reserves	18,967	-	-
Sale of reserves	-	-	-
Revisions of previous quantity estimates	5,245	-	-
Previously estimated development costs incurred	-	-	-
Net change in income taxes	-	-	-
Accretion of discount	2,043	-	-
Other	1,410	-	-
Balance at end of period	$23,595	$-	$-

(1) Prior to January 2010, the Company did not own any oil and gas assets

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECOVERY ENERGY INC

Date: March 31, 2011	By:	/s/ Roger A Parker
Roger A. Parker
Chief Executive Officer and Chairman of the Board of Directors (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Parker	Chief Executive Officer and Chairman of	March 31, 2011
Roger A Parker	the Board of Directors

/s/ Jeffrey A Beunier	Chief Financial Officer, President and	March 31, 2011
Jeffrey A Beunier	Director

/s/ Jeffrey A Beunier	Chief Accounting Officer	March 31, 2011
Jeffrey A Beunier

/s/ James J Miller	Director	March 31, 2011
James J Miller

/s/ Conway Schatz	Director	March 31, 2011
Conway Schatz

/s/ Tim Poster	Director	March 31, 2011
Tim Poster