Form 10-Q/A
period 2010-09-30
RECOVERY ENERGY, INC.
filed 2011-08-12
CIK 1437557

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

     (303) 951-7920
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

We are filing this amendment to update our quarterly report on Form 10-Q for the period ended September 30, 2010 to conform to the responses we have made to comments received from the staff of the Securities and Exchange Commission on a registration statement on Form S-1.  We are also amending our annual report for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the period ended March 31, 2011 for this reason.

Recovery Energy, Inc.

FORM 10-Q/A
September 30, 2010
INDEX

PART I– FINANCIAL INFORMATION

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURES

Part 1. Financial Information

Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31,
	(Restated)	2009
Assets
Current Assets
Cash	$5,263,635	$108,400
Restricted cash	891,978	20,876
Accounts receivable	1,004,672	100,000
Assets from price risk management	234,654	-
Prepaid assets	53,826	55,249
Total current assets	7,448,764	284,525

Oil and gas properties (full cost method), at cost:
Undeveloped properties	23,507,395	-
Developed properties	25,347,746	-
Wells in progress	681,404	-
Total Property and equipment	49,536,545	-

Less accumulated depreciation, depletion and amortization	(3,876,780)	-
Net properties and equipment	45,659,765	-

Other assets
Office equipment	3,383	470
Prepaid assets	1,080,772	-
Deferred financing costs	3,385,374	-
Restricted cash and deposits	185,637	110,031
Notes receivable	400,000	-
Assets held for sale	-	500,000
Total other assets	5,055,166	610,501

TOTAL ASSETS	$58,163,695	$895,026

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31,
	(Restated)	2009
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$411,423	$106,355
Related party payable	10,142	70,876
Accrued expenses and other	1,200,266	151,523
Short term note	532,069	-
Total current liabilities	2,153,900	328,754

Asset retirement obligation	463,037	-
Term note	21,004,200	-
Total long term liabilities	21,467,237	-

Total liabilities	23,621,137	328,754
Commitments and Contingencies – Note 9

Common Stock Subject to Redemption Rights, $0.0001 par value;	86,258	172,516
42,500 shares issued and outstanding

Other Shareholders’ Equity
Common stock, $0.0001 par value: 100,000,000 shares authorized;
50,740,515 and 10,774,000 shares issued and outstanding (excluding 42,500 and 85,000 shares subject to redemption) as of September 30, 2010 and December 31, 2009, respectively	5,074	1,077
Additional paid in capital	77,871,346	30,304,060
Accumulated deficit	(43,420,119)	(29,911,381)
Total other shareholders' equity	34,456,301	393,756

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION RIGHTS AND OTHER SHAREHOLDERS’ EQUITY	$58,163,695	$895,026

The accompanying notes are an integral part of these consolidated financial statements

 RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended	March 6, 2009 (Inception) through
	2010 (Restated)	2009	September 30, 2010 (Restated)	September 30, 2009

Revenue
Oil sales	$2,652,840	$-	$7,433,192	$-
Operating fees	1,697	-	4,500	-
Realized gain on hedges	292,805	-	565,634	-
Price risk management activities	(394,552)	-	234,654	-

Total revenues	2,552,790	-	8,237,980	-

Costs and expenses
Production costs	290,554	-	636,531	-
Production taxes	299,730	-	820,642	-
General and administrative (includes non-cash expense of $5.8 million and $10.0 million for the three and nine month periods ending September 30, 2010)	6,408,939	200	11,820,958	200
Depreciation, depletion and amortization	1,454,197	-	3,895,610	-

Total costs and expenses	8,453,420	200	17,173,741	200

Loss from operations	(5,900,630)	(200)	(8,935,761)	(200)

Unrealized gain on lock-up	1,210	-	25,277	-
Interest expense (includes non-cash deferred financing cost amortization expense of $0.7 million and $2.8 million for the three and nine month periods ending September 30, 2010)	(1,591,826)	-	(4,598,255)	-

NET LOSS	$(7,491,246)	$(200)	$(13,508,739)	$(200)

Net loss per common share
Basic and diluted	$(0.16)		$(0.44)

Weighted average shares outstanding:
Basic and diluted	47,406,123		30,800,455

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months	March 6, 2009
	ended September 30, 2010 (Restated)	(Inception) through September 30, 2009

Cash flows from operating activities
Net loss	$(13,508,739)	$(200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	166,239	-
Stock based compensation	5,495,346	-
Warrant modification expense	2,953,450	-
Changes in the fair value of derivatives	(234,654)	-
Compensation expense recognized for assignment of overrides	1,578,080	-
Amortization of deferred financing costs	2,752,376	-
Depreciation, depletion, and accretion	3,895,610	-
Changes in operating assets and liabilities:
Accounts receivable	(904,672)	-
Other current assets	66,673	-
Accounts payable	315,142	-
Restricted cash	(871,102)	-
Related party production payments	(70,808)	-
Accrued expenses	1,148,742	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,781,683	(200)

Cash flows from investing activities
Additions of producing properties and equipment (net of purchase price adjustments)	(21,345,443)	-
Acquisition of properties	(24,944,600)	-
Drilling capital expenditures	(926,882)	-
Proceeds from sale of drilling rigs	100,000	-
Additions of office equipment	(2,914)	-
Investment in operating bonds	(75,605)	-
NET CASH USED IN INVESTING ACTIVITIES	(47,195,444)	-

Cash flows from financing activities
Net proceeds from sale of common stock	22,911,727	200
Proceeds from exercise of warrants	5,121,000
Proceeds from debt issuance	28,500,000	-
Repayment of debt	(6,963,731)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,568,996	200

Net increase in cash and cash equivalents	5,155,235	-
Cash and cash equivalents, beginning of period	108,400	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,263,635	$-

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

Warrant Modification Expense

The Company accounts for the modification of warrants in accordance with the provisions of ASC 718— Stock Compensation which requires companies to treat a modification as an exchange of the old award for a new award. The incremental value is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before modification, and is either expensed as a period expense or amortized over the performance or vesting date. We estimate the incremental value of each warrant using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimate with the greatest degree of subjective judgment is the estimated volatility of our stock price.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
	Pro Forma	Pro Forma

Revenues	$11,421,395	$4,462,191

Operating income	$(8,574,778)	$(25,135,213)

Net income	$(14,999,924)	$(28,003,963)

Basic and diluted net loss per share	$(0.49)	$(3.04)

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

3,414,000 five year replacement warrants with an exercise price of $2.20 per share were issued in conjunction with the cash exercise of the $1.50 warrants in September 2010 (See Note 12 – Revision to Financial Statements).

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

 RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 12	REVISION TO FINANCIAL STATEMENTS

The financial statements as of September 30, 2010 and for the period then ended, are revised to incorporate additional general and administrative expense relating to warrant modification expense of $2,953,450 during the quarter ended September, 2010, following further analysis of modifications to the Company’s then outstanding warrants.

During September 2010, the Company made a temporary offer to all warrant holders who had received a warrant as part of the unit offering that was closed in May 2010. For all warrant holders who exercised their warrant during September, the Company would grant that warrant holder with a replacement warrant with a $2.20 exercise price. The closing price of the Company’s stock on the offering date was $2.05. A recent analysis of this 2010 transaction determined that the $2,953,450 increase in the value of the exercised warrants should be categorized as a current period warrant modification expense, as opposed to being categorized as an equity cost and netted out of gross proceeds in additional paid in capital. The increase in warrant value was calculated using the Black Scholes method of valuation and included as a period expense in general and administrative expense. The assumptions used in the calculation were as follows: volatility – 50%, dividends expected – 0%, expected term – 5 years, and risk free interest rate – 1.28%.

The effect of the changes in the financial statements is summarized below.

	Three Months Ended September 30 2010		Nine Months Ended September 30, 2010
	Prior to Restatement	Restated	Prior to Restatement	Restated
Consolidated Balance Sheet:
Additional Paid in Capital	-	-	$74,917,896	$77,871,346
Accumulated Deficit	-	-	(40,466,669)	(43,420,119)

Consolidated Statement of Operations:
General and Administrative	$3,455,489	$6,408,939	8,867,508	11,820,958
Total Costs and Expenses	5,499,970	8,453,420	14,220,291	17,173,741
Loss from Operations	(2,947,180)	(5,900,630)	(5,982,311)	(8,935,761)
Net Loss	(4,537,796)	(7,491,246)	(10,555,289)	(13,508,739)
Earnings per Common Share: Basic and Diluted	(0.10	(0.16	(0.34)	(0.44)

Consolidated Statement of Cash Flows:
Net Loss	-	-	(10,555,289)	(13,508,739)
Adjustment for Warrant Modification Expense	-	-	-	2,953,450
Net Cash Provided by Operating Activities	-	-	2,781,683	2,781,683

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

During the three and nine month ended September 30, 2010, net cash provided by operating activities was $1,063,591 and $2,781,683, respectively. The primary changes in operating cash during the nine months ended September 30, 2010 were $(13,508,739) of net loss, adjusted for non-cash charges of $3,895,610 of depreciation, depletion and amortization expenses (“DD&A”) and accretion expense, $5,495,346 stock-based compensation, $2,752,376 of amortization of deferred financing costs, $2,953,450 in warrant modification expense and $1,578,080 of non-cash compensation expense, offset by the non-cash gain on derivative contracts of $(234,654). In addition, we had an increase in accounts receivable of $904,672 and a decrease in accrued expenses of $1,148,742.

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

Quarterly Amortization of Deferred Financing Costs

12/31/2010	$729,402
3/31/2011	$713,545
6/30/2011	$721,473
9/30/2011	$729,401
12/31/2011	$491,553

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

Miscellaneous Income and Operating fees

The Company earned net operating fees of $1,697 and $4,500 during the three and nine month periods ended September 30, 2010.  The Company realized a mark-to-market gain of $1,210 and $25,277 during the three and nine month periods ended September 30, 2010 on a put agreement associated with 85,000 shares of stock placed in conjunction with our reverse merger in September 2009.

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

General and administrative expenses

General and administrative expenses were $6,408,939 for the quarter ended September 30, 2010.  Our general and administrative expenses for the quarter included $284,810 in professional fees, $2,953,450 in warrant modification expense and $2,733,879 in non-cash compensation expense.  The non-cash compensation expense was comprised of $2,713,879 in stock compensation expense and $20,000 in expense associated with the assignment of overriding royalty interests.

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

Recovery Energy, Inc.

Date: August 12, 2011	By:	/s/ Roger A Parker
Roger A Parker
Chief Executive Officer

Date: August 12, 2011	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer