Form 10-K/A
period 2010-12-31
RECOVERY ENERGY, INC.
filed 2011-08-12
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 333-152571

Recovery Energy, Inc.
(Name of registrant as specified in its charter)

NEVADA	74-3231613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Wynkoop Street, Suite 200, Denver, CO 80202
(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code:  (303)-951-7920

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the fiscal quarter ending March 31, 2011:  $66,860,959.

As of March 31, 2011, 60,982,425 shares of the registrant’s common stock were issued and outstanding.

Explanatory Note:  We are filing this amendment to update our annual report for the year ended December 31, 2010 to conform to the responses we have made to comments received from the staff of the Securities and Exchange Commission on a registration statement on Form S-1.  We are also amending our quarterly reports on Form 10-Q for the periods ended September 30, 2010 and March 31, 2011 for this reason.

FORM 10-K/A ANNUAL REPORT
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

Our executive offices are located at 1515 Wynkoop Street, Suite 200, Denver, Colorado 80202, and our telephone number is (888) 887-4449.  Our web site is www.recoveryenergyco.com.  Additional information which may be obtained through our web site does not constitute part of this annual report on Form 10-K/A.  A copy of this annual report on Form 10-K/A is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Company Overview & Strategy

We have developed and acquired an oil and natural gas base of proved reserves, as well as a portfolio of development drilling and exploratory drilling opportunities of high-impact conventional and non-conventional prospects with an emphasis on multiple producing horizons and the Niobrara shale resource play. We believe these prospects offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, and Wyoming. Between January 1 and December 31, 2010 we acquired and developed 19 producing wells. As of March 31, 2011 we owned interests in approximately 155,000 gross (133,000 net) leasehold acres, of which 152,000 gross (131,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska in the DJ Basin.  We intend to continue to evaluate and invest in acquisitions and internally generated prospects.  It is our long-term goal to maximize our DJ Basin acreage position through development drilling of our conventional horizons as well as development of our Niobrara shale potential.

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

As of December 31, 2009, we had not successfully acquired any properties; therefore our total production was 0 mboe net. Subsequent to December 31, 2009, we successfully completed a number of acquisitions which resulted in 136 Mboe of production for the year ended December 31, 2010, and 25 Mboe of production for the quarter ended March 31, 2011.

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

Since December 31, 2010 we have brought many of these functions in-house to provide us with greater ability to maximize the value of our growing leasehold position.

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

As of March 31, 2011 we were operating one drilling rig on our acreage, which focused on our first horizontal Niobrara well.

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

(1) Prior to January 2010, the Company did not own any oil and gas properties

Proved undeveloped reserves added during the year resulted from engineering analysis of properties acquired during the year and did not change materially as a result of drilling activities conducted during the year, nor were there any material transfers of proved undeveloped reserves to the proved developed category.

As we currently do not expect to pay income taxes in the future, there is no difference between the PV-10 value and the standard measure of future net cash flows.  Please see the definitions of standardized measure of discounted future net cash flows and PV-10 value in the Glossary.

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

Acreage

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

The following table sets forth certain information with respect to our developed and undeveloped acreage as of December 31, 2010.

	Undeveloped		Developed
	Gross	Net	Gross	Net
DJ Basin	134,047	116,820	3,720	3,037

Total	134,047	116,820	3,720	3,037

Drilling Activity

The following table describes the development and exploratory wells we drilled during the years ended December 31, 2010, 2009, and 2008.

	For the Year Ended December 31,
	2010		2009 (1)		2008 (1)
	Gross	Net	Gross	Net	Gross	Net

Development:			-	-	-	-
Productive wells	2.0	1.4	-	-	-	-
Dry wells	1.0	0.7	-	-	-	-
	3.0	2.1	-	-	-	-
Exploratory:
Productive wells	-	-	-	-	-	-
Dry wells	-	-	-	-	-	-
	-	-	-	-	-	-

Total	3.0	2.1	-	-	-	-

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

In addition to the wells drilled and completed in 2010 included in the table above, we were in the process of drilling 2 gross (2.0 net) wells which are currently in the assessment and completion phase, all of which was located in the DJ Basin.  Between December 31 and March 31, 2010 we drilled 2 gross (2.0 net) wells. One of the wells was plugged and abandoned and the second was temporarily abandoned.

Major Customers

During 2010, the Company had one customer, Shell Trading (US), individually accounting for approximately 64 percent of our total oil and gas production revenue.  During 2008 and 2009, the Company did not have any production or customers.

Employees

As of March 31, 2010 we had eight employees. For the foreseeable future, we intend to only add additional personnel as our operational requirements grow. In the interim, we plan to continue to use the services of independent consultants and contractors to perform various professional services, including land, legal, environmental and tax services. We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

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

Recent Developments and Related Transactions

During the fourth quarter of 2010 and through March 31, 2011, we have engaged in the following transactions, some of which were with related parties:

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

Risks Related to our Company

We have historically incurred losses and cannot assure investors as to future profitability.  We have historically incurred losses from operations during our history in the oil and natural gas business. As of December 31, 2010, we had a cumulative deficit of approximately $50 million. Many of our properties are in the exploration stage, and to date we have established a limited volume of proved reserves on our properties. Our ability to be profitable in the future will depend on successfully implementing our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis. In addition, should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this annual report..

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

Currently, the majority of our revenue after field level operating expenses is required to be paid to our lender as debt service. As of December 31, 2010, we had working capital of $5,586,906, including $6,679,285 of cash and cash equivalents of which $1,150,541 was restricted cash. We will seek to obtain additional capital through the sale of our securities, the successful deployment of our cash on hand, bank lines of credit, joint ventures, and project financing. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price could be materially adversely affected.

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

We have a history of losses and cannot assure you that we will be profitable in the foreseeable future. At December 31, 2010, we have incurred a net loss from inception of approximately $50 million. If we fail to generate profits from our operations, we may not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our company as a going concern.

We have limited management and staff and will be dependent upon partnering arrangements. As of March 31, 2011 we had eight employees. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

● the possibility that such third parties may not be available to us as and when needed; and
● the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price could be materially adversely affected.

The loss of one of our officers could adversely affect us. We are dependent on the extensive experience of our chief executive officer and our chief financial officer to implement our acquisition and growth strategy. The loss of the services of either of these individuals could have a negative impact on our operations and our ability to implement our strategy.

Hedging transactions may limit our potential gains or result in losses. In order to manage our exposure to price risks in the marketing of our oil and natural gas, from time to time we may enter into derivative contracts that economically hedge our oil and gas price on a portion of our production. These contracts may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the contract. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

● there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received;
● our production and/or sales of oil or natural gas are less than expected;
● payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or
● the other party to the hedging contract defaults on its contract obligations.

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

Properties that we acquire may not produce oil or natural gas as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.   One of our growth strategies is to pursue selective acquisitions of undeveloped leaseholder oil and natural gas reserves. If we choose to pursue an acquisition, we will perform a review of the target properties; however, these reviews are inherently incomplete. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. We may not perform an inspection on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we may not be able to obtain effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

We are exposed to operating hazards and uninsured risks. Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

● fire, explosions and blowouts;
● pipe failure;
● abnormally pressured formations; and
● environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

These events may result in substantial losses to us from:

● injury or loss of life;
● severe damage to or destruction of property, natural resources and equipment;
● pollution or other environmental damage;
● clean-up responsibilities;
● regulatory investigation;
● penalties and suspension of operations; or
● attorney's fees and other expenses incurred in the prosecution or defense of litigation.

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

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an "as is" basis.

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
● the price and availability of alternative fuels; and
● market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

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

Our industry is highly competitive which may adversely affect our performance, including our ability to participate in ready to drill prospects in our core areas. We operate in a highly competitive environment. In addition to capital, the principal resources necessary for the exploration and production of oil and natural gas are:

● leasehold prospects under which oil and natural gas reserves may be discovered;
● drilling rigs and related equipment to explore for such reserves; and
● knowledgeable personnel to conduct all phases of oil and natural gas operations.

We must compete for such resources with both major oil and natural gas companies and independent operators. Virtually all of these competitors have financial and other resources substantially greater than ours. We cannot assure you that such materials and resources will be available when needed. If we are unable to access material and resources when needed, we risk suffering a number of adverse consequences, including:

● the breach of our obligations under the oil and gas leases by which we hold our prospects and the potential loss of those leasehold interests;
● loss of reputation in the oil and gas community;
● a general slow down in our operations and decline in revenue; and
● decline in market price of our common shares.

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

We are subject to numerous laws and regulations that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to extensive federal, state and local laws and regulations relating to the exploration, production and sale of oil and natural gas, and operating safety. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may result in substantial penalties and harm to our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with governmental regulations, such as:

● land use restrictions;
● lease permit restrictions;
● drilling bonds and other financial responsibility requirements, such as plugging and abandonment bonds;
● spacing of wells;
● unitization and pooling of properties;
● safety precautions;
● operational reporting; and
● taxation.

Under these laws and regulations, we could be liable for:

● personal injuries;
● property and natural resource damages;
● well reclamation cost; and
● governmental sanctions, such as fines and penalties.

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

Our operations may incur substantial expenses and resulting liabilities from compliance with environmental laws and regulations. Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

● require the acquisition of a permit before drilling commences;
● restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
● limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
● impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

● the assessment of administrative, civil and criminal penalties;
● incurrence of investigatory or remedial obligations; and
● the imposition of injunctive relief.

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

2010 compared to 2009

In general our revenues and  expenses were significantly higher in 2010 when compared to inception through December 31, 2009 as during 2009 we were a development stage company with minimal activities.  In January 2010, we acquired our first producing oil and gas assets and incurred interest expense with the associated debt utilized to acquire the property.  For financial reporting purposes the Wilke Field acquisition was considered a predecessor business and information with respect to these properties is provided on page 36. Because of the subsequent property acquisitions by the Company during 2010 and the operations of the Wilke Field properties by another company, comparable financial information is not provided within this discussion  Therefore results are generally not comparable for the year ended December 31, 2010 to the period of inception through December 31, 2009.  We have presented the results for each period below.

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

Oil and Gas Production Expenses, Depreciation, Depletion and Amortization

	For the Year Ended December 31,
	2010	2009 (1)	2008 (1)
Net production
Oil (Bbl)	133,709	-	-
Gas (Mcf)	14,914	-	-
MBOE	136,195	-	-
Average net daily production
Oil (Bbl)	366	-	-
Gas (Mcf)	41	-	-
BOE	373	-	-
Average realized sales price, excluding the effects of hedging
Oil (per Bbl)	$71.08	$-	$-
Gas (per Mcf)	$4.56	$-	$-
Per BOE	$70.29	$-	$-
Average realized sales price, including the effects of hedging
Oil (per Bbl)	$75.27	$-	$-
Gas (per Mcf)	$4.56	$-	$-
Per BOE	$74.47	$-	$-
Production costs per BOE
Lease operating expense (2)	$6.33	$-	$-
DD&A	$36.98	$-	$-
Production taxes	$7.76	$-	$-

Total operating costs	$51.07	$-	$-

Gross margin percentage	31%	$-%	-%

(1)	Prior to January 2010, the Company did not own any oil and gas properties. See discussion of our predecessor operations on page 36.
(2)	Approximately $2.35/BOE of lease operating expense relates to surface, subsurface, road repairs and work-over activities.

General and Administrative Expenses

General and administrative expenses were $3,635,060 and $15,530,248 for the three and twelve month periods ended December 31, 2010.  Our general and administrative expenses for the three and twelve month periods ended December 31, 2010  included $397,136 and $1,464,990 in professional fees (financial advisors, attorneys, accountants, and reserve engineers) of which $135,982 and $372,393 were noncash, and $2,864,873 and $9,958,300 in non-cash compensation expense.  We also incurred a non-cash expense of $23,357 and $54,500 in rental expense for our office lease for the three and twelve months ending December 31, 2010 and a non-cash warrant modification expense of $2,953,450 for the year ended December 31, 2010. Total non-cash general and administrative expenditures for the three and twelve months ended December 31, 2010 was approximately $3,039,000 and $13,300,000, respectively.  This compares to approximately $1,057,306 in general and administrative expenditures from inception through December 31, 2009 which included non-cash expenditures of $690,000.

Depreciation Expense

Depreciation and amortization expense were $1,141,038 and $5,036,648 for the three and twelve month periods ended December 31, 2010.

Interest Expense

Total interest expense was $2,041,954 and $6,640,209 for the three and twelve month periods ended December 31, 2010.  The interest expense was comprised of $1,237,273 and $3,989,649 in non-cash amortization of expenses for the three and twelve month periods ending December 31, 2010 related to warrants issued and overriding royalty interests assigned to our lender in conjunction with the closing of the three credit agreements and the extension of the credit agreements.  We incurred $804,751 and $2,655,131 in cash interest expense for the three and twelve month periods ended December 31, 2010.  We, nor our predecessor business, did not incur interest expense from inception through December 31, 2009.

We incurred a net loss to common shareholders of $19,739,033 for the year ended December 31, 2010.

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

Non-cash expenses related to the fair value of common stock issued in an attempted property transaction for the period ended December 31, 2009 totaled $5,075,000.  Additional non-cash expenses for the period ended December 31, 2009 included $3,329,106 in fair value for warrants issued to third parties for a commitment to finance a property transaction which did not close, $200,000 related to 85,000 shares issued in conjunction with the merger and $17,500,000 related to 5 million shares acquired by our controlling shareholder group subsequent to the reverse merger.

Income for the period ended December 31, 2009 totaled $31 and was comprised of interest income.

We incurred a net loss to common shareholders of $29,911,381 for the period ended December 31, 2009.

Wilke Field Acquisition Properties, for the year ended December 31, 2009

For financial reporting purposes the Wilke Field acquisition was considered our predecessor business. As previously indicated these were operated by another company. However, information with respect to Wilke Field properties for the year ended December 31, 2009, is provided below.

For the year ended December 31, 2009, total production was 101,087 net barrels of oil for total oil sale revenue of $4,671,274, for an average price per barrel of $46.21. Average daily production for the year ended December 31, 2009 was 277 BOPD. Production costs were $453,176, or $4.48 per barrel and production taxes were $267,818, or $2.65 per barrel. Depreciation, depletion and amortization expense for the year ended December 31, 2009 was $2,705,953, or $26.77 per barrel, and was comprised of $2,690,188 of depletion expense on the oil and gas properties and $15,765 of accretion expense on the asset retirement obligation. Total operating costs per barrel were $33.90, for a gross margin per barrel of $12.31, or 26.6%

During the year ended December 31, 2009, net cash provided by operating activities was $3,860,088. The primary changes in operating cash during the year ended December 31, 2009 was $993,327 of net income, adjusted for non-cash charges of $2,705,953 of depreciation, depletion and amortization expense (“DD&A”) and accretion expense, and a decrease in accounts receivable of $145,495.

During the year ended December 31, 2009, net cash used by investing activities was $1,036,052, and was comprised solely of drilling capital expenditures.

During the year ended December 31, 2009, net cash used in financing activities was $2,824,036, and was comprised solely of distributions.

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

During the year ended December 31, 2010, net cash provided by operating activities was $3,758,694. The primary changes in operating cash during the year ended December 31, 2010 were $(19,739,033) of net loss, adjusted for non-cash charges of $5,036,648 of depreciation, depletion and amortization expenses and accretion expense, $8,376,220 of stock-based compensation, $3,989,649 of amortization of deferred financing costs, $2,953,450 in warrant modification expense, $1,578,080 of non-cash compensation expense, bad debt expense of $400,000 and a non-cash loss on derivative contracts of $398,840.  In addition, we had an increase in accounts receivable of $757,554, an increase of $1,129,665 in restricted cash, offset by an increase in accounts payable of $872,014.

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

Business Combinations

In November 2007, the ASC 805 guidance for business combinations was updated to provide new guidance for recognizing and measuring the assets and goodwill acquired and liabilities assumed in an acquisition. The updated guidance also broadened the definition of a business combination and requires an entity to recognize transaction costs separately from the acquisition. The Company adopted the updated guidance effective March 6, 2009, and applied it to its three DJ Basin Acquisitions completed during 2010 (See Note 3 – OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS).

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Our officers and directors as of March 31, 2011 are listed below. Our directors are generally elected at our annual shareholders' meeting and hold office until the next annual stockholders' meeting or until their successors are elected and qualified.

Name	Age	Position
Roger A. Parker	49	Chief Executive Officer, Director, Chairman of Board of Directors
Jeffrey A. Beunier	37	President, Chief Financial Officer and Director
James J. Miller	33	Director
Timothy N. Poster	42	Director
Conway J. Schatz	40	Director

The principal occupations of our officers and directors during the past several years are as follows:

Roger A. Parker: Chief Executive Officer, Director and Chairman of Board of Directors. Mr. Parker joined our board of directors as chairman in November, 2009. He has been in the exploration and production sector of the oil and gas business his entire career. In addition to other private entities, he led Delta Petroleum Corporation from May 1987 through May 2009 where he served as President from May 1987 to June 2005 and as Chairman and CEO from July 2005 to May 2009. From May 2009 to November 2009, Mr. Parker invested privately in oil and gas ventures. He received a Bachelor of Science degree in Mineral Land Management from the University of Colorado in 1983. He is a former board member of the Independent Petroleum Association of the Mountain States (IPAMS). He also serves on other community related boards including Denver Art Museum Board of Trustees, Boy Scouts of America – Denver Area Council Board of Trustees, Alliance for Choice in Education (ACE) Board of Trustees.

Jeffrey A. Beunier: Chief Executive Officer, President, Chief Financial Officer and Director.  Mr. Beunier is the founder and principal of Open Choke Capital Management, LLC in Denver, Colorado since June 2007, which provides consulting services to hedge fund and private investors focusing on energy related transactions.  Additionally, Mr. Beunier advised independent oil and gas operators on capital structure and funding sources and since April of 2009, Mr. Beunier performed turnaround management and restructuring services on behalf of a national restructuring firm.  From February 2005 to June 2007, Mr. Beunier was the Vice President and Portfolio Director of Madison Capital Management, LLC in Denver, Colorado. He was responsible for sourcing, underwriting, and managing distressed investment opportunities and sourcing, underwriting, structuring, and managing investment opportunities in the commercial, industrial and energy sectors. From July 2003 to November 2004, he worked for Summit Investment Management, LLC as a Senior Underwriter and Senior Asset Officer. Mr. Beunier holds a Bachelor degree from the Pennsylvania State University where he majored in accounting with a minor in Real Estate.  In March 2001, he became a licensed CPA.

James J. Miller: Director. Mr. Miller joined our board of directors in November, 2009. He has been a Managing Director at FirstCity Crestone, leading the firm’s acquisition and business development initiatives, since May, 2007. FirstCity Crestone is a special situations investment company specializing in distressed debt acquisitions, high yield senior and junior loans, and small market buyouts. Prior to his time at FirstCity Crestone, Mr. Miller was a Director of Acquisitions for Summit Investment Management from April of 2005 through April of 2007 and Republic Financial from April of 2004 to April of 2005. He graduated from Colorado College with a BA in political science and history.

Timothy N. Poster: Director. Mr. Poster joined our board of directors in June, 2010. Mr. Poster has been a partner in Fertitta Entertainment, a worldwide investment venture fund focused mostly on gaming related opportunities, since November, 2010. He was senior vice president of strategy and development for Wynn Las Vegas, a subsidiary of Wynn Resorts, July, 2008 through November, 2010. In 2004, Mr. Poster acquired Golden Nugget Hotel & Casino in Las Vegas and Laughlin, Nevada which he sold in 2005. Between selling the Golden Nugget in 2005 and joining Wynn Las Vegas in June, 2010, Mr. Poster managed his investments. In 2000, Mr. Poster sold Travelscape.com, which he had founded and developed, to Expedia. Mr. Poster received his Bachelors degree in finance from the University of Southern California in 1995.

Conway J. Schatz: Director. Mr. Schatz joined our board of directors in June, 2010. Mr. Schatz currently serves as Vice-President of Hexagon Investments, Inc., a Denver-based private equity firm, overseeing the energy and real estate investing. Mr. Schatz joined Hexagon in 1998. Prior to 1998, Mr. Schatz worked in the Business Advisory / Audit division of Arthur Andersen, LLP, with client industries such as oil and gas, light manufacturing, financial services, real estate, cable and technology. Mr. Schatz also serves as a director and advisory committee member to a Colorado based real estate operating company, and a European real estate fund. Mr. Schatz became a Certified Public Accountant in 1996, licensed in the state of Colorado. Mr. Schatz received dual Bachelor of Science degrees in Finance and Accounting from Minnesota State University in 1992, an Executive Masters of Business Administration from the Daniels College of Business at the University of Denver in 2001 and an Executive Masters of Science in Real Estate Development and Construction Management in 2010. Mr. Schatz's employer Hexagon is the lender on our three credit agreements with aggregate outstanding balances of approximately $23.3 million. Hexagon and its affiliates own 6,500,000 shares of our common stock and warrants to purchase 3,000,000 common shares (representing in the aggregate approximately 18% of our outstanding shares). Mr. Schatz is the designee of Hexagon under a stockholders' agreement among us, Hexagon and other stockholders pursuant to which the stockholders have agreed to vote in favor of Hexagon's designee for a seat on our board of directors.

The Board of Directors and Committees Thereof

Our board of directors held six meetings in 2010 which all directors attended. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

 Affirmative determinations regarding director independence and other matters

Our board of director follows the standards of independence established under the NASDAQ rules in determining if directors are independent and has determined that James Miller is an “independent director” under those rules. No independent director receives, or has received, any fees or compensation from us other than compensation received in his or her capacity as a director. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the board of directors in determining that any of the directors are independent.

Committees of the board of directors

Pursuant to our bylaws, our board of directors is permitted to establish committees from time to time as it deems appropriate. To facilitate independent director review and to make the most effective use of our directors’ time and capabilities, our board of directors has established a compensation committee. The membership and function of the compensation committee is described below.

Compensation committee

We established a compensation committee in November, 2009 consisting of Mr. Parker and Mr. Miller. Our compensation committee currently consists of Mr. Miller, Mr. Poster and Mr. Schatz. Mr. Miller is chair of the compensation committee. The compensation committee did not meet in 2009. The compensation committee will review, approve and modify our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation committee will also review and approve short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the committee will review our compensation and benefit philosophy, plans and programs on an as-needed basis. In reviewing our compensation and benefits policies, the compensation committee may consider the recruitment, development, promotion, retention, compensation of executive and senior officers of Recovery Energy, trends in management compensation and any other factors that it deems appropriate. The compensation committee may engage consultants in determining or recommending the amount of compensation paid to our directors and executive officer. The compensation committee is governed by a written charter that will be reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.recoveryenergyco.com under “Investor Relations” and “Corporate Governance.”

Audit committee

We did not have an audit committee until June, 2010 because we did not have enough independent directors to form a committee. We established an audit committee in June, 2010 consisting of Mr. Miller, Mr. Poster and Mr. Schatz, with Mr. Schatz serving as chair. In the absence of an audit committee, the entire board reviewed and discussed the 2009 audited financial statements with management. In 2009 Mr. Beunier was our only director who meets the Securities and Exchange Commission's definition of an audit committee financial expert, and he was not independent because of his role as our chief executive officer. We believe that Mr. Schatz, who joined our board in June, 2010 and is chair of our audit committee, meets the Securities and Exchange Commission's definition of an audit committee financial expert.

Communications with the board of directors

Stockholders may communicate with our board of directors or any of the directors by sending written communications addressed to the board of directors or any of the directors, Recovery Energy, Inc., 1515 Wynkoop Street, Suite 200, Denver, CO 80202, Attention: Corporate Secretary. All communications are compiled by the corporate secretary and forwarded to the board or the individual director(s) accordingly.

Nomination of directors

Our board of directors has not established a nominating committee because the board believes that it is unnecessary in light of the board’s small size. In the event that vacancies on our board of directors arise, the board considers potential candidates for director, which may come to the attention of the board through current directors, professional executive search firms, stockholders or other persons. The board will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth under the caption “General Information — Next Annual Meeting of Stockholders” in our proxy statement to our corporate secretary, Recovery Energy, Inc., 1515 Wynkoop Street, Suite 200, Denver, CO 80202, Attention: Corporate Secretary. The board considers properly submitted stockholder nominations for candidates for the board of directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the board and the materials provided by a stockholder to the corporate secretary for consideration of a nominee for director are forwarded to the board. All candidates are evaluated at meetings of the board. In evaluating such nominations, the board seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the board of directors. The board considers candidates with excellent decision-making ability, business experience, personal integrity and reputation. Our management recommended our incumbent directors for election at our 2010 annual meeting. We did not receive any other director nominations.

Code of conduct

Our board of directors has adopted a code of conduct that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of conduct codifies the business and ethical principles that govern all aspects of our business. A copy of our code of conduct is available on our website at www.recoveryenergyco.com under “Code of Ethics” under “Investor Relations” and “Corporate Governance.” We undertake to provide a copy of our code of conduct to any person, at no charge, upon a written request. All written requests should be directed to: Recovery Energy, Inc., 1515 Wynkoop Street, Suite 200, Denver, CO 80202, Attention: Corporate Secretary.

Board leadership structure

The board’s current leadership structure does not separate the positions of chairman and chief executive officer. The board has determined our leadership structure based on factors such as the experience of the applicable individuals, the current business and financial environment faced by Recovery Energy, particularly in view of its financial condition and industry conditions generally and other relevant factors. After considering these factors, we determined that not separating the positions of chairman of the board and chief executive officer is the appropriate leadership structure at this time. The board, through the chairman and the chief executive officer, are currently responsible for the strategic direction of our company. The president and chief financial officer is currently responsible for the day to day operation and performance of our company. The board feels that this provides an appropriate balance of strategic direction, operational focus, flexibility and oversight.

The board’s role in risk oversight

It is management’s responsibility to manage risk and bring to the board's attention any material risks to the company. The board has oversight responsibility for Recovery Energy's risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks.

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

Section 16(b) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers, and beneficial owners of more than 10% of our outstanding common stock to file reports with the SEC disclosing their ownership of common stock and changes in such ownership. The rules of the SEC require insiders to provide Recovery with copies of all Section 16(a) reports that the insiders file with the SEC. Recovery believes that, with respect to the 2010 fiscal year, its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except that Edward Mike Davis filed four late forms covering four transactions and Capital Asset Lending, Inc., Westmoore Lending Opportunities, Inc., Westmoore Management, LLC, Westmoore Lending, LLC and Matthew Jennings did not file any required forms..  In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to us and the written representations of our directors, executive officers and 10% stockholders.

Item 11.  EXECUTIVE COMPENSATION

Executive compensation

Executive compensation for fiscal 2010 and 2009

The compensation earned by our executive officer for fiscal 2009 and 2010 consisted of base salary and long-term incentive compensation consisting of awards of stock grants.

Summary compensation table

The table below sets forth compensation paid to our executive officers for the 2010 and 2009 fiscal years. There were no non-equity incentive plan compensation, stock option awards, change in pension value or any non-qualifying deferred compensation earnings during fiscal 2010 or 2009. The amounts in the table are in dollars. In May 2010 Roger A. Parker became our chief executive officer and Jeffrey A. Beunier became our president and chief financial officer. Mr. Beunier resigned in April, 2011.

Name and principal position	Year	Salary	Bonus		Stock Awards		Other compensation		Total

Roger A. Parker (chief executive	2010	$160,000	-0-	(1)	$5,671,955	(5)	$851,040	(2)(3)	$6,712,995
officer since May 1, 2010)	2009	$-0-	-0-				$-0-		$-0-

Jeffrey A. Beunier (chief executiveofficer from September 1, 2009 to April 30, 2010; president	2010	$216,666	$50,000	(1)	$1,181,396	(4)	$791,040	(3)	$2,239,102
and chief financial officer from May 1, 2010 to April 11, 2011)	2009	$50,769	-0-		$82,068	(4)	$91,187		$132,837

Lanny M. Roof (chief executive	2010	-0-	-0-		-0-		-0-		-0-
officer and chief financial officer until September 20, 2009) (6)	2009	-0-	-0-		-0-		-0-		-0-

(1)	No yearend bonus has been determined for 2010; in connection with Mr. Beunier's resignation we agreed that he would receive the same 2010 bonus amount as awarded to Mr. Parker, if any.
(2)	Reflects payment to Mr. Parker of $60,000 of expense reimbursement included in his employment agreement since becoming our chief executive officer in May, 2010.
(3)
Reflects overriding royalty interests of $791,040 awarded to each of Mr. Parker and Mr. Beunier pursuant to their employment agreements, which have since been amended to eliminate future override royalty interest awards.

(4)
Mr. Beunier was granted 464,200 and 1,635,800 shares of our common stock in 2009 and 2010, respectively, pursuant to his employment agreement.  We recognized $82,068 and $1,181,396 of compensation expense in 2009 and 2010, respectively, for these shares.

(5)
Mr. Parker was granted 5,500,000 shares of our common stock in 2009 pursuant to his employment agreement.  We recognized $5,671,955 of compensation expense for these shares in 2010 since becoming our chief executive officer.

(6)	Mr. Roof resigned as our chief executive officer and chief financial officer on September 21, 2009. Mr. Beunier became our chief executive officer and chief financial officer on that date.

We have an employment agreement with Mr. Parker.  Under his employment agreement Mr. Parker receives an annual base salary of $240,000 and is eligible for an annual cash bonus based on performance goals that may include targets related to earnings before interest taxes, depreciation and amortization, hydrocarbon production level, and hydrocarbon reserve amounts, with a targeted bonus of no less than $100,000 (with board approval). Mr. Parker also receives a monthly, non-accountable expense reimbursement of $7,500 for expenses related to company business. Mr. Parker has received grants totaling 5,500,000 shares of our common stock, 100,000 of which vested on January 1, 2011 with the remaining 5,400,000 vesting on July 1, 2011. The shares vest immediately upon a change of control or if Mr. Parker's services as chief executive officer and board chairman are terminated other than for cause or by Mr. Parker. Mr. Parker's agreement permits Mr. Parker to engage in other business activities in the energy industry as long as such activities do not unreasonably or materially interfere with the performance of Mr. Parker’s duties for the Company.

Jeffrey A. Beunier.  We had an employment agreement with Mr. Beunier, who resigned as our chief financial officer in April, 2011.  Under his employment agreement Mr. Beunier received an annual base salary of $225,000 and was eligible for an annual cash bonus based on performance goals that may include targets related to earnings before interest taxes, depreciation and amortization, hydrocarbon production level, and hydrocarbon reserve amounts, with a targeted bonus of no less than $100,000 (with board approval).   Mr. Beunier received grants totaling 2,100,000 shares of our common stock.  50% of his granted shares vested on January 1, 2011 and the remaining shares were scheduled to vest in six equal amounts on the first day of each calendar quarter commencing on April 1, 2011 and ending on July 1, 2012.  The shares were to vest immediately upon a change of control or if Mr. Beunier's services as chief financial officer were terminated other than for cause or by Mr. Beunier.  Mr. Beunier's agreement permitted Mr. Beunier to engage in other business activities in the energy industry as long as such activities did not unreasonably or materially interfere with the performance of Mr. Beunier’s duties for the Company

Compensation of Directors

The table below sets forth the compensation earned by our non-employee directors during the 2010 and 2009 fiscal years. There was no non-equity incentive plan compensation, stock options, change in pension value or any non-qualifying deferred compensation earnings during the 2010 and 2009 fiscal years. All amounts are in dollars.

Name	Year	Fees Earned or Paid in Cash Compensation	Stock Awards	All Other Compensation		Total
Roger A. Parker(1)	2010	$-0-	$773,305	$30,000	(2)	$803,305
	2009	$-0-	$386,653	$11,250	(2)	$397,903

James J. Miller	2010	$15,000	$275,570	-0-		$290,570
	2009	$1,250	$6,938			$8,188

Timothy N. Poster	2010	$5,000	$384,953			$389,953
	2009	$-0-	$-0-			$-0-

Conway J. Schatz	2010	$10,000	$89,721	-0-		$99,721
	2009	$-0-	$-0-	-0-		$-0-

(1)  Mr. Parker became our chief executive officer on May 1, 2010.
(2)  Reflects payment to Mr. Parker of the expense reimbursement described above prior to becoming our chief executive officer in May, 2010.

We have entered into independent director agreements with each of our non-employee directors.

James Miller. Mr. Miller receives an annual fee of $10,000, payable quarterly, for serving on our board of directors and an additional annual fee of $10,000, payable quarterly for serving as chair of our compensation committee. Mr. Miller will receive 200,000 shares of our common stock on January 1, 2011. 101,666 of the shares will be vested upon issuance, 15,000 shares will vest on each of April 1, July 1 and September 1, 2011, and 26,667 shares will vest on January 1, 2012 and January 1, 2013. The shares fully vest upon a change of control or termination of Mr. Miller's services as a director by Recovery Energy other than for cause. Mr. Miller's agreement permits Mr. Miller to engage in other business activities in the energy industry, some of which may be in conflict with the best interests of Recovery Energy, and also states that if Mr. Miller becomes aware of a business opportunity, he has no affirmative duty to present or make such opportunity available to us.

Timothy N. Poster. Mr. Poster receives an annual fee of $10,000, payable quarterly, for serving on our board of directors. Mr. Poster received a grant of 500,000 shares of our common stock, 50% of which vest on January 1, 2011 and the other 50% vest on January 1, 2013. The shares fully vest upon a change of control or termination of Mr. Poster's services as a director by Recovery Energy other than for cause. Mr. Poster's agreement permits Mr. Poster to engage in other business activities in the energy industry, some of which may be in conflict with the best interests of Recovery Energy, and also states that if Mr. Poster becomes aware of a business opportunity, he has no affirmative duty to present or make such opportunity available to us.

Conway J. Schatz. Mr. Schatz receives an annual fee of $10,000, payable quarterly, for serving on our board of directors and an additional annual fee of $10,000, payable quarterly for serving as chair of our audit committee. Mr. Schatz received a grant of 150,000 shares of our common stock, which vest equally on January 1, 2011, 2012 and 2013. The shares fully vest upon a change of control or termination of Mr. Schatz's services as a director by Recovery Energy other than for cause. Mr. Schatz's agreement permits Mr. Schatz to engage in other business activities in the energy industry, some of which may be in conflict with the best interests of Recovery Energy, and also states that if Mr. Schatz becomes aware of a business opportunity, he has no affirmative duty to present or make such opportunity available to us.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has been a company officer or employee. None of our executive officers currently serves or has served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or as a director of another entity, one of whose executive officer serves or served as one of our directors or on our compensation committee.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 29, 2011 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock.  Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Recovery Energy, 1515 Wynkoop Street, Suite 200, Denver, Colorado 80202.

Name and Address of Beneficial Owner	Beneficially Owned	Percent of Class Beneficially Owned
Directors and Executive Officers
Roger A. Parker, President, Chief Executive Officer and Chairman of Board of Directors	5,500,000(1)	8.8%

James J. Miller, Director	200,000(1)	0.3%

Conway J. Schatz, Director	150,000(1)	0.2%

Timothy N. Poster, Director	500,000(1)	0.8%

Officers and directors as a group (four persons)	6,500,000	10.2%

Hexagon Investments, LLC	10,500,000(2)	10.4%

Scott J. Reiman	10,500,000(2)	10.4%

Reiman Foundation (2)	10,500,000(2)	10.4%

Edward Mike Davis, L.L.C.	12,461,667(3)	19.9%

Steven B. Dunn	4,000,000 (4)	6.4%

Steven B. Dunn Custodian for Steven Winston Dunn UTMA	4,000,000 (4)	6.4%

JMB Capital Partners Master Fund, L.P.	6,666,667(5)	10.7%

J. Steven Emerson Roth IRA Pershing LLC as Custodian	5,150,000 (6)	8.2%

J. Steven Emerson IRA RO II Pershing LLC as Custodian	5,150,000 (6)	8.2%

J. Steven Emerson	5,150,000 (6)	8.2%

Emerson Family Foundation	5,150,000 (6)	8.2%

(1)	These shares are subject to vesting as described under “Management - Executive Compensation”.
(2)
Includes (i) 5,000,000 shares owned by Hexagon Investments, LLC, (ii) 2,000,000 shares underlying warrants held by Hexagon Investments for $2.50 per share exercisable at any time through April 14, 2015, (iii) 1,000,000 shares underlying warrants held by Hexagon Investments for $1.50 per share exercisable at any time through May 24, 2015, (iv) 516,032 shares owned by Scott J. Reiman and (v) 983,968 shares owned by Reiman Foundation, which is controlled by Scott J. Reiman.  Mr. Reiman is President of Hexagon Investments.

(3)	Edward Mike Davis has sole voting control over Edward Mike Davis, L.L.C.
(4)
Includes (i) 1,666,667 shares owned by Steven B Dunn, (ii) 1,666,667 shares underlying warrants held by Steven B Dunn for $1.50 per share exercisable at any time through May 23, 2015, (iii) 333,333 shares owned by Steven B Dunn custodian for Steven W Dunn, (iv) and (iv) 333,333 shares underlying warrants held by Steven B Dunn custodian for Steven W Dunn for $1.50 per share exercisable at any time through May 23, 2015.

(5)
Includes (i) 3,333,333 shares owned by JMB Capital Partners Master Fund, L.P. and (ii) 3,333,333 shares underlying warrants held by JMB Capital Partners Master Fund, L.P. for $1.50 per share exercisable at any time through May 23, 2015.

(6)
Includes (i) 1,920,000 shares owned by J. Steven Emerson Roth IRA Pershing LLC as Custodian, (ii) 1,280,000 shares underlying warrants held by J. Steven Emerson Roth IRA Pershing LLC as Custodian for $1.50 per share exercisable at any time through May 23, 2015, (iii) 720,000 shares owned by J. Steven Emerson IRA RO II Pershing  LLC as Custodian, (iv) 330,000 shares underlying warrants held by J. Steven Emerson IRA RO II Pershing  LLC as Custodian for $2.20 per share exercisable at any time through September 29, 2015, (v) 300,000 shares owned by J. Steven Emerson, (vi) 200,000 shares underlying warrants held by J. Steven Emerson for $1.50 per share exercisable at any time through May 23, 2015, (vii) 240,000 shares owned by Emerson Family Foundation, (viii) 160,000 shares underlying warrants held by Emerson Family Foundation for $1.50 per share exercisable at any time through May 23, 2015.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During fiscal year 2010 through March 31, 2011, we have engaged in the following transactions, with related parties:

Edward Mike Davis. We have acquired most of our oil and gas properties from Edward Mike Davis, L.L.C. and Spottie, Inc., both owned by Edward Mike Davis. We paid for these acquisitions in a combination of cash and stock. As a result of these transactions, the Davis entities received an aggregate of 13,166,667 shares of our common stock. As of May 31, 2011 the Davis entities own 12,461,667 shares of our common stock (representing 19.9% of our outstanding shares). The Davis entities were not a related party prior to these transactions. The specific transactions with the Davis entities are:

●
The Wilke Field acquisition agreement entered into in  December 2009, which did not close. The agreement provided for a purchase price of $2,200,000 and 1,550,000 shares of common stock. 1,450,000 shares were given as a non-refundable deposit.

●
The Wilke Field acquired in January 2010, for $4,500,000 in cash effective as of January 1, 2010. Included in the acquisition were seven producing wells and a 50% working interest in two development prospects located in Nebraska and Colorado.

●	The Albin Field acquired in March 2010, for $6,000,000 cash and 550,000 shares of our common stock which we valued at approximately $412,500. Included in the acquisition were four producing wells.

●
The State Line Field acquired in April 2010, for $15,000,000 cash and 2,500,000 shares of our common stock which we valued at approximately $1,875,000. Included in the acquisition were six producing wells and interests in 1240 acres.

●
Approximately 60,000 acres located in Banner and Kimball Counties, Nebraska and Laramie and Goshen Counties, Wyoming acquired in May, 2010 for $20,000,000 cash and 2,000,000 shares of our common stock which we valued at $1,500,000.

●
Approximately 33,800 net acres located in Laramie County and Goshen County, Wyoming, and Banner County, Kimball County, and Scotts Bluff County, Nebraska, and rights below the base of the Greenhorn on approximately 23,000 net acres in Laramie County and Goshen County, Wyoming, and Banner County and Kimball County, Nebraska, acquired in December, 2010.  These properties were undeveloped with no proved reserves or production. The purchase price was $8,000,000 in cash which was due to the sellers on or before December 20, 2010.  We issued 6,666,667 shares of our common stock as security against the cash payment, which were to be returned to us upon the cash payment.  We did not make the cash payment and the Davis entities kept the 6,666,667 shares of common stock.

●
In November 2010, we completed a well located on a 640 acre oil and gas lease in Arapahoe County, Colorado known as Comanche Creek. We acquired 50% interests in this prospect and the Omega prospect in January 2010 from the Davis entities as part of the Wilke acquisition. We acquired an additional 12.5% working interest in the Comanche Creek prospect in June 2010 from Davis in exchange for a 1% overriding royalty interest on our existing 50% working interest, resulting in us owning a 62.5% working interest. The remaining 37.5% working interest is split between Davis and Timothy N. Poster, a member of our board of directors, with Davis holding 12.5% and Mr. Poster holding 25% of the working interest. The operations of the well are covered by a joint operating agreement and will require both Davis and Mr. Poster to pay their proportionate share of operating costs as well as an overhead/operating fee to us.

Hexagon Investments, LLC.  We financed the majority of our acquisitions with loans from Hexagon Investments, LLC.  We issued an aggregate of 5,000,000 shares of our common stock (representing 8.0% of our outstanding shares) and 4,000,000 warrants to purchase common stock in connection with these financings.  As of May 31, 2011 Hexagon Investments held all of these shares and warrants.  Hexagon Investments also has the right to designate one member of our board of directors pursuant to a stockholders agreement, currently Conway Schatz.  Hexagon Investments was not a related party prior to these loans.  The specific transactions with Hexagon Investments are:

●
$4,500,000 loan in January 2010, to finance the purchase of the Wilke Field properties. The loan bears annual interest of 15%, will mature on September 1, 2012 and is secured by mortgages on the Wilke Field properties. Hexagon Investments received 1,000,000 shares of our common stock in connection with the financing which we valued at approximately $2,250,000.

•
$6,000,000 loan in March 2010, to finance the cash portion of the purchase price for the Albin Field properties. The loan bears annual interest of 15%, will mature on September 1, 2012 and is secured by mortgages on the Albin Field properties. In connection with the financing Hexagon Investments received 750,000 shares of our common stock which we valued at approximately $562,500 and a one-half percent overriding royalty in the leases and wells acquired which we valued at $175,322.

•
$15,000,000 loan in April 2010, to finance the cash portion of the purchase price for the Laramie County, Wyoming purchases.  The loan bears annual interest of 15%, will mature on September 1, 2012 and is secured by a mortgage on the acquired property. In connection with the financing Hexagon Investments received 3,250,000 shares of our common stock which we valued at approximately $2,437,500, a warrant to purchase 2,000,000 shares of our common stock exercisable at $2.50 per share which we valued at approximately $184,589 and one percent overriding royalty in the leases and wells acquired which we valued at $184,589.

•
In connection with the May 2010, acquisition of 60,000 acres from the Davis entities, we issued Hexagon Investments a five year warrant to purchase 1,000,000 shares of our common stock at $1.50 per share which we valued at approximately $369,153 as compensation for amendments to our credit agreements and agreed that if the loans were not repaid in full on or before January 1, 2011 we would issue Hexagon Investments a second five year warrant to purchase 1,000,000 shares of our common stock at $1.50 per share The loans remain outstanding, on January 1, 2011 and the warrant was issued to Hexagon which we valued at approximately $1,049,095.

•
In November 2010, we entered into a Put Option Agreement with Grandhaven Energy, LLC whereby Grandhaven Energy has the right to require us to purchase for up to $2,400,000 25% of certain overriding royalty interests in undeveloped oil and gas leasehold in Laramie County it and several other purchasers acquired from the Davis entities.  The put option was exercisable until March 31, 2011 and expired unexercised.  Grandhaven Energy is an affiliate of Hexagon Investments.

•	In December 2010, the maturity date of the Hexagon Investments loans was extended to September 1, 2012. We did not pay any consideration for the extension.

Matthew Jennings.  In May 2010, we sold our two medium depth drilling rigs to Resource Energy, Inc., an entity controlled by Mathew Jennings, for $100,000 in cash and a $600,000 note.

The note bears interest at an annual rate of prime plus 1%. Interest is payable quarterly, commencing June 30, 2010. Principal payments are due quarterly in eight equal payments commencing on June 30, 2011 and ending on June 30, 2013. Resource Energy has not made any of the scheduled payments on the note and, for financial reporting purposes, we have fully written off this note to bad debt expense, even though we continue to pursue collection. As of May 31, 2011, Mr. Jennings and entities control by Mr. Jennings owned approximately 2,958,334 or 4.7% of our outstanding common stock.

TRW Exploration.  In December 2010, we entered into an acquisition and development agreement with TRW Exploration, LLC whereby TRW Exploration paid us $2,000,000 and a 40% carried interest in two horizontal wells for approximately 2,200 net acres in Laramie County, Wyoming. TRW Exploration is required to fund the drilling and completion costs of two horizontal wells on the lands covered by the leases, up to $3,500,000 per well. Costs above $3,500,000 per well shall be shared in accordance with the parties respective interests in the leased lands. We are required to use commercially reasonable efforts to commence the first of these wells on the lands covered by the leases by March 31, 2011 and to use commercially reasonable efforts to commence the second well within 180 days of completion of the first well. TRW Exploration is owned by several of our shareholders, none of whom owns more than 5% of our outstanding shares.

We have a corporate conflict of interest policy that prohibits conflicts of interests unless approved by the board of directors. Our board of directors has established a course of conduct whereby it considers in each case whether the proposed transaction is on terms as favorable or more to us than would be available from a non-related party. Our board also looks at whether the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us. Each of the related party transactions was presented to our board of directors for consideration and each of these transactions was unanimously approved by our board of directors after reviewing the criteria set forth in the preceding two sentences. Each of our purchases from Davis was individually negotiated, and none of the transactions was contingent upon or otherwise related to any other transaction.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

We expect that a representative of Hein & Associates will be present at the annual meeting and available to respond to appropriate questions from our stockholders. The representative will have an opportunity to make a statement to the stockholders if the representative desires to do so.

Webb & Company was our independent registered public accounting firm in 2008 and until September 21, 2009.  Jewett Schwartz Wolfe & Associates was our independent registered public accounting firm from September 21, 2009 until January 19, 2010.  Hein & Associates became our independent registered public accounting firm on January 19, 2010.  There were no disagreements on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused either Webb & Company or Jewett Schwartz to make reference thereto in their respective opinions.

The following table sets forth fees billed by our principal accounting firm of Hein & Associates, LLP for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$169,265	$42,863
Audit Related Fees	-	-
Tax Fees	10,350	-
All Other Fees	26,550	-
	$206,165	$42,863

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

As discussed in Note 16 to the consolidated financial statements, the 2010 consolidated financial statements have been restated to correct a misstatement.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

March 31, 2011, except for Note 16 for which the date is July 22, 2011

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010 (Restated)	2009
Assets
Current Assets:
Cash	$5,528,744	$108,400
Restricted Cash	1,150,541	20,876
Accounts Receivable	857,554	100,000
Prepaid assets	27,772	55,249
Total current assets	7,564,611	284,525

Oil and gas properties (full cost method), at cost:
Undeveloped properties	33,605,594	-
Developed properties	26,307,975	-
Wells in progress	1,219,397	-
Total Property and equipment	61,132,966	-

Less accumulated depreciation, depletion and amortization	(5,008,606)	-
Net properties and equipment	56,124,360	-

Other assets:
Office equipment, net	56,236	470
Prepaid advisory fees	979,449	-
Deferred financing costs	3,211,566	-
Restricted cash and deposits	185,707	110,031
Assets held for sale	-	500,000
Total other assets	4,432,958	610,501

Total Assets	$68,121,929	$895,026

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010 (Restated)	2009
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$968,295	$106,355
Liabilities from price risk management	398,840	-
Related Party Payable	11,638	70,876
Common Stock Issuable	-	100,000
Accrued expenses	1,540,592	51,523
Short term note	208,881	-
Total current liabilities	3,128,246	328,754

Asset retirement obligation	507,280	-
Term notes	20,229,801	-
Total long term liabilities	20,737,081	-

Total Liabilities	23,865,327	328,754

Common Stock Subject to Redemption Rights, $0.0001 par value;	86,258	172,516
42,500 and 85,000 shares issued and outstanding as of December 31, 2010 and 2009

Other Shareholders’ Equity:
Preferred Stock, $0.0001 par value: 10,000,000 authorized; no shares issued or outstanding	-	-
Common Stock, $0.0001 par value: 100,000,000 shares authorized; 57,814,369 shares and 10,774,000 shares issued and outstanding (excluding shares subject to redemption) as of December 31, 2010 and 2009	5,781	1,077
Additional Paid in Capital	93,814,977	30,304,060
Accumulated deficit	(49,650,414)	(29,911,381)
Total other shareholders' equity	44,170,344	393,756

Total Liabilities, Common Stock Subject to Redemption Rights and Other Shareholders’ Equity	$68,121,929	$895,026

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	March 6, 2009
	December 31, 2010 (Restated)	(Inception) through December 31, 2009
Revenue:
Oil sales	$9,504,737	$-
Gas sales	68,075	-
Operating fees	13,487	-
Realized gain (loss) on hedges	570,233	-
Price risk management activities	(398,840)	-

Total Revenues	9,757,692	-

Costs and expenses:
Production costs	862,042	-
Production taxes	1,056,244	-
General and administrative (includes non-cash consideration of $13,097,346 and $684,778 for the periods ended December 31, 2010 and 2009)	15,530,248	1,057,306
Depreciation, depletion and amortization	5,036,648	-
Impairment of equipment	-	2,750,000
Bad debt expense	400,000	-
Fair value of common stock and warrants issued in aborted property acquisitions	-	8,404,106
Restructuring and related consulting costs	-	17,700,000

Total costs and expenses	22,885,182	29,911,412

Loss from operations	(13,127,490)	(29,911,412)

Unrealized gain on Lock-up	$28,666	$-
Interest expense (includes non-cash interest expense of $3,989,649 and $0 for the periods ended December 31, 2010 and 2009)	$(6,640,209)	$31

Net Loss	$(19,739,033)	$(29,911,381)

Earnings per common share
Basic and Diluted	$(0.54)	$(3.05)

Weighted average shares outstanding:
Basic and diluted	36,671,213	9,815,683

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended December 31, 2010 (Restated) and from March 6, 2009 (Inception) through December 31, 2009

			Other Shareholders' Equity

	Common Stock Subject				Additional
	to Redemption		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 6, 2009 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued in reverse merger	-	-	2,099,000	210	(33,957)	-	(33,747)

Common stock issued in exchange of debt	-	-	2,100,000	210	3,249,790	-	3,250,000

Common stock issued in lock-up agreement	85,000	172,516	-	-	-	-	-

Common stock issued in restructuring	-	-	5,000,000	500	17,499,500	-	17,500,000

Common stock issued in attempted acquisition	-	-	1,700,000	170	5,824,830	-	5,825,000

Common stock issued for cash	-	-	125,000	12	499,988	-	500,000

Restricted stock and performance options issued to employees and directors	-	-	-	-	684,778	-	684,778

Warrants issued for financing commitment	-	-	-	-	3,329,106	-	3,329,106

Common stock reacquired in attempted acquisition	-	-	(250,000)	(25)	(749,975)	-	(750,000)

Net loss	-	-	-	-	-	(29,911,381)	(29,911,381)

Balance, December 31, 2009	85,000	172,516	10,774,000	1,077	30,304,060	(29,911,381)	393,756

Common stock issued for property acquisitions	-	-	11,716,667	1,172	15,786,328	-	15,787,500

Common stock issued in connection with financing property acquisitions	-	-	5,000,000	500	5,249,500	-	5,250,000

Common stock issued for cash	-	-	15,915,154	1,592	14,924,142	-	14,925,734

Common stock issued for services	-	-	2,008,862	201	2,256,038	-	2,256,239

Restricted stock issued to employees and directors	-	-	8,943,187	894	8,375,326	-	8,376,220

Warrants exercised for cash	-	-	3,414,000	341	5,120,658	-	5,120,999

Warrants issued for cash, services and fees	-	-	-	-	11,712,671	-	11,712,671

Common stock no longer subject to redemption	(42,500)	(86,258)	42,500	4	86,254	-	86,258

Net loss	-	-	-	-	-	(19,739,033)	(19,739,033)

Balance, December 31, 2010	42,500	$86,258	57,814,369	$5,781	$93,814,977	$(49,650,414)	$44,170,344

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010 (Restated)	March 6, 2009 (inception) through December 31, 2009
Cash flows from operating activities:
Net loss	$(19,739,033)	$(29,911,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment	-	2,750,000
Bad debt expense	400,000	-
Stock issued for services	325,043	-
Stock based compensation	8,376,220	884,778
Warrant modification expense	2,953,450	-
Fair value of warrants issued	-	3,329,106
Non-cash restructuring costs	-	17,500,000
Loss on aborted property acquisitions	-	5,075,000
Changes in the fair value of derivatives	398,840	-
Compensation expense recognized for assignment of overrides	1,578,080	-
Amortization of deferred financing costs	3,989,649	-
Depreciation, depletion, and amortization and accretion of asset retirement obligation	5,036,648	-

Changes in operating assets and liabilities:
Accounts receivable	(757,554)	(100,000)
Other assets	35,246	(55,249)
Accounts payable	872,014	72,469
Restricted cash	(1,129,665)	(20,876)
Related party production payments	(69,312)	70,876
Accrued expenses	1,489,068	24,038
Net cash provided by (used in) operating activities	3,758,694	(381,239)

Cash flows from investing activities:
Additions of producing properties and equipment (net of purchase price adjustment)	(25,580,793)	-
Acquisition of undeveloped property interests	(18,560,412)	-
Drilling capital expenditures	(4,637,111)	-
Sale of undeveloped property interests	2,000,000	1,500,000
Sale of drilling rigs	100,000	-
Additions of property and equipment	(55,766)	(750,470)
Cash acquired in acquisition		140
Investment in operating bonds	(75,675)	(110,031)
Net cash provided by (used in) investing activities	(46,809,757)	639,639

Cash flows from financing activities:
Proceeds from sale of common stock, units and exercise of warrants	28,132,727	500,000
Proceeds from debt issuance	28,500,000	-
Common stock reacquired in attempted Church acquisition	-	(750,000)
Common stock issuable	(100,000)	100,000
Repayment of debt	(8,061,319)	-
Net cash provided by (used in) financing activities	48,471,408	(150,000)

Net increase in cash and cash equivalents	5,420,345	108,400
Cash and cash equivalents, beginning of period	108,400	-

Cash and cash equivalents, end of period	$5,528,745	$108,400

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing activities:	Year Ended December 31, 2010 (Restated)	March 6, 2009 (inception) through December 31, 2009
Cash paid for interest	$2,655,131	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Purchase of rigs for note payable	$-	$3,250,000
Purchase of properties for note payable and common stock	$15,787,500	$8,025,000
Stock and warrants issued for deferred financing costs	$6,867,735	$-
Stock and warrants issued for prepaid financial advisory fees	$1,234,510	$-
Default on note in property acquisition	$-	$(2,200,000)
Property additions for asset retirement obligation	$479,238	$-

Net liabilities assumed in reverse merger:	$-	$33,886

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

The accompanying consolidated financial statements include Recovery Energy Inc and its wholly-owned subsidiaries Recovery Oil and Gas, LLC and Recovery Energy Services, LLC.   Intercompany accounts and transactions have been eliminated in consolidation.

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

	For the Year Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating revenues	$12,941,108	$6,070,500

Operating loss	$(10,599,304)	$(29,001,745)

Net loss	$(19,063,015)	$(33,489,536)

Pro forma loss per common share:
Basic and diluted	$(0.52)	$(3.23)

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

NOTE 7 - LOAN AGREEMENTS (Continued)

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

NOTE 10 - INCOME TAXES

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of December 31, 2010 and 2009 were:

	2010	2009
Deferred tax assets:
Oil and gas properties and equipment	$(1,335,490)	$1,045,275
Net operating loss carry-forward	7,285,426	2,670,740
Share based compensation	3,902,007	1,022,045
Abandonment obligation	188,728	-
Derivative instruments	148,384	-
Other	(30,896)	4,386
Total deferred tax asset	10,158,159	4,742,446

Valuation allowance	(10,158,159)	(4,742,446)
Net deferred tax asset	$-	$-

Reconciliation of the Company’s effective tax rate to the expected federal tax rate is:

	2010	2009
Effective federal tax rate	35.00%	35.00%
Effect of permanent differences	(21.78)%	(20.40)%
State tax rate	2.20%	3.01%
Change in rate	(0.23)%	0.00%
Other	3.07%	(1.76)%
Valuation allowance	(18.26)%	(15.85)%
Net	0%	0%

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

During 2010, the Company issued common shares for cash. Included in these shares was a private placement of 15,901,200 units at $1.50 per unit, which included one share of common stock and one common stock purchase warrant. The warrants are exercisable at $1.50 per share through May 23, 2015. 3,414,000 of these warrants were subsequently exercised during 2010 for $5,121,000 of cash. In connection with the exercise, the Company granted a new warrant for each warrant exercised. The new warrants have an exercise price of $2.20 per share, which was slightly greater than the concurrent market price of the Company's common stock, and expire on September 29, 2015. The value of the new warrants, calculated at $2,953,450 using the Black Scholes method, was expensed as a warrant modification and included in general and administrative expenses (See Note 16).

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

Subsequent to the reverse merger, the controlling shareholder group acquired 5 million shares of our common stock in conjunction with a restructuring of the company as compensation for their efforts with the reverse merger and ongoing strategic initiatives.  We recognized $17.5 million in non-cash compensation expense for the year ended December 31, 2009.

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

In March 2011, the Company closed on a purchase agreement on undeveloped oil and gas leases located in Laramie County, Wyoming. The purchase price was $6,469,552 cash and 2,312,942 shares of common stock.  The Company also closed on two acquisitions of undeveloped oil and gas leases from various private individuals for a combined $551,519 in cash in Goshen County, Wyoming.

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

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15— SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED) (Continued)

The principle sources of change in the standardized measure of discounted future net cash flows are:

	(In thousands)
	For the Year ended December 31,
	2010	2009 (1)	2008 (1)
Balance at beginning of period	$-	$-	$-
Sales of oil and gas, net	(7,655)	-	-
Net change in prices and production costs	3,084	-	-
Net change in future development costs	(4,563)	-	-
Extensions and discoveries	5,067	-	-
Acquisition of reserves	18,967	-	-
Sale of reserves	-	-	-
Revisions of previous quantity estimates	5,245	-	-
Previously estimated development costs incurred	-	-	-
Net change in income taxes	-	-	-
Accretion of discount	2,043	-	-
Other	1,407	-	-
Balance at end of period	$23,595	$-	$-

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

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16- REVISION TO FINANCIAL STATEMENTS

The financial statements as of December 31, 2010 and for the year then ended, are revised to incorporate additional general and administrative expense relating to warrant modification expense of $2,953,450 during the year ended December 31, 2010, following further analysis of modifications to the Company’s then outstanding warrants.

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

The effect of the changes in the financial statements is summarized below.

	Year Ended December 31, 2010
	Prior to Restatement	Restated
Consolidated Balance Sheet:
Additional Paid in Capital	$90,861,527	$93,814,977
Accumulated Deficit	(46,696,964)	(49,650,414)

Consolidated Statement of Operations:
General and Administrative	12,576,798	15,530,248
Total Costs and Expenses	19,931,732	22,885,182
Loss from Operations	(10,174,040)	(13,274,490)
Net Loss	(16,785,583)	(19,739,033)
Earnings per Common Share: Basic and Diluted	(0.46)	(0.54)

Consolidated Statement of Cash Flows:
Net Loss	(16,785,583)	(19,739,033)
Adjustment for Warrant Modification Expense	-	2,953,450
Net Cash Provided by Operating Activities	3,758,694	3,758,694

F-32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECOVERY ENERGY INC

Date: August 12, 2011	By:	/s/ Roger A Parker
Roger A. Parker
President, Chief Executive Officer and Chairman of the Board of Directors (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Parker	President, Chief Executive Officer and Chairman of	August 12, 2011
Roger A Parker	the Board of Directors

/s/ A. Bradley Gabbard	Chief Financial and Accounting Officer	August 12, 2011
A. Bradley Gabbard

/s/ James J Miller	Director	August 12, 2011
James J Miller

/s/ Conway Schatz	Director	August 12, 2011
Conway Schatz

/s/ Tim Poster	Director	August 12, 2011
Tim Poster