Form 10-Q/A
period 2011-03-31
RECOVERY ENERGY, INC.
filed 2011-08-12
CIK 1437557

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

We are filing this amendment to update our quarterly report on Form 10-Q for the period ended March 31,2011 to conform to the responses we have made to comments received from the staff of the Securities and Exchange Commission on a registration statement on Form S-1.  We are also amending our annual report for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the period ended September 30, 2010 for this reason.

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
(UNAUDITED) (RESTATED)

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

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (RESTATED)

	March 31,	December 31,
	2011	2010
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,095,247	$968,295
Liabilities from price risk management	876,752	398,840
Related party payable	12,955	11,638
Accrued expenses	1,370,857	1,540,592
Short term note payable	270,410	208,881
Total current liabilities	3,626,221	3,128,246

Asset retirement obligation	529,506	507,280
Term note payable	19,773,173	20,229,801
Convertible notes payable, net of discount	5,712,057	-
Derivative liability	2,783,000	-
Total long term liabilities	28,797,736	20,737,081

Total liabilities	32,423,957	23,865,327
Commitments and Contingencies – Note 7

Common Stock Subject to Redemption Rights, $0.0001 par value; 0 and 42,500 shares issued and outstanding as of	-	86,258
March 31, 2011 and December 31, 2010, respectively

Shareholders’ Equity
Common stock, $0.0001 par value: 100,000,000 shares authorized;
62,483,758 and 57,814,369 shares issued and outstanding (excluding 0 and 42,500 shares subject to redemption) as of March 31, 2011 and December 31, 2010, respectively	6,248	5,781
Additional paid in capital	104,783,676	93,814,977
Accumulated deficit	(53,393,601)	(49,650,414)
Total other shareholders' equity	51,396,323	44,170,344

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION RIGHTS AND SHAREHOLDERS’ EQUITY	$83,820,280	$68,121,929

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

NOTE 2 – OIL AND GAS PROPERTIES

 In February 2011, the Company closed on the acquisition of unproved oil and gas leases from various private individuals for $1,253,780 in cash and $653,449 in stock in the Grover Field and surrounding area in Weld County, Colorado, and Goshen County, Wyoming.

In March 2011, the Company closed on the acquisition of unproved oil and gas leases located in Laramie County, Wyoming. The purchase price was $6,469,552 cash and $5,798,546 in stock.  The Company also closed on two acquisitions of unproved oil and gas leases from various private individuals for a combined $551,519 in cash in Goshen County, Wyoming.

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

The Company calculated the fair value of the conversion feature to be approximately $2,787,000. This amount has been estimated by Management and been accounted for as a discount to the note payable and will be accreted on a straight line basis over the life of the convertible notes payable. During the second quarter the Company intends to have a third party review of its estimate of the fair value of this conversion right and it is likely this estimate may change. Management does not believe any change, however, will be material to its financial position or results of operations. As the conversion adjustment qualifies the instrument as a derivative, the offset was recorded as a derivative liability and will be adjusted quarterly based on its fair value. Any gains or losses on this liability will be recorded within the Statement of Operations. The fair value adjustment between the date of issuance and March 31, 2011 was not significant.

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

NOTE 11- REVISION TO FINANCIAL STATEMENTS

The balance sheets as of March 31, 2011 and December 31, 2010 are revised to incorporate additional general and administrative expense relating to warrant modification expense of $2,953,450 during the year ended December 31, 2010, which resulted in a a change within our stockholder equity accounts as described below. Total stockholders’ equity, however, did not change. This change was following further analysis of modifications to the Company’s then outstanding warrants.

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

The effect of the changes in the balance sheets is summarized below.

	Year Ended December 31, 2010		Quarter Ended March 31, 2011
	Prior to Restatement	Restated	Prior to Restatement	Restated
Consolidated Balance Sheet:
Additional Paid in Capital	$90,861,527	$93,814,977	$101,830,226	$104,783,676
Accumulated Deficit	(46,696,964)	(49,650,414)	(50,440,151)	(53,393,601)

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

In February 2011, the Company closed on the acquisition of unproved oil and gas leases from various private individuals on approximately 1,700 leasehold acres in the Grover Field and surrounding area in Weld County, Colorado, and approximately 6,600 net acres in Goshen County, Wyoming. The purchase price was $1,253,780 in cash and $653,449 in common stock.

In March 2011, the Company closed on the acquisition of unproved oil and gas leases of approximately 8,060 net acres located in Laramie County, Wyoming. The purchase price was $6,469,552 cash and $5,798,546 in stock.

In March 2011, the Company entered into a modification of its swap agreement whereby Shell extended the company $1,000,000 of unsecured credit.  Additionally, the Company entered into an additional commodity swap for 100 barrels per day from November 2011 through October 2012 at a price of $100.20 per barrel.

In March 2011, the Company closed on the acquisition of unproved oil and gas leases from various private individuals for $390,000 in cash on approximately 651 net acres in Goshen County, Wyoming.

In March 2011, the Company closed on the acquisition of unproved oil and gas leases from various private individuals for $161,519 in cash on approximately 640 net acres in Goshen County, Wyoming.

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