Form 10-Q
period 2011-06-30
RECOVERY ENERGY, INC.
filed 2011-08-18
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2011:  63,021,758 shares of Common Stock.

Recovery Energy, Inc.

INDEX

PART I– FINANCIAL INFORMATION

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits and Reports on Form 8-K	34

SIGNATURES

Part 1. Financial Information

Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
Assets
Current Assets
Cash	$2,325,155	$5,528,744
Restricted cash	1,140,488	1,150,541
Accounts receivable	3,710,824	857,554
Prepaid assets	120,162	27,772
Total current assets	7,296,629	7,564,611

Oil and gas properties (full cost method), at cost:
Undeveloped properties	49,122,917	33,605,594
Developed properties	29,697,866	26,307,975
Wells in progress	1,432,428	1,219,397
Total oil and gas properties	80,253,211	61,132,966

Less accumulated depreciation, depletion and amortization	(7,109,784)	(5,008,606)
Net oil and gas properties	73,143,427	56,124,360

Other assets
Office equipment, net	62,421	56,236
Prepaid advisory fees	776,804	979,449
Deferred financing costs, net	3,731,149	3,211,566
Restricted cash and deposits	185,867	185,707
Total other assets	4,756,241	4,432,958

TOTAL ASSETS	$85,196,297	$68,121,929

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$4,275,883	$968,295
Commodity price derivative liability	176,052	398,840
Related party payable	14,563	11,638
Accrued expenses	1,521,761	1,540,592
Short term note payable	555,734	208,881
Total current liabilities	6,543,993	3,128,246

Asset retirement obligation	589,700	507,280
Term note payable	19,664,942	20,229,801
Convertible notes payable, net of discount	4,118,897	-
Convertible notes conversion derivative liability	3,520,755	-
Total long term liabilities	27,894,294	20,737,081

Total liabilities	34,438,287	23,865,327

Commitments and contingencies – Note 7

Common Stock Subject to Redemption Rights, $0.0001 par value; 0 and 42,500 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	-	86,258

Shareholders’ Equity
Common stock, $0.0001 par value: 100,000,000 shares authorized;
62,621,758 and 57,814,369 shares issued and outstanding (excluding 0 and 42,500 shares subject to redemption) as of June 30, 2011 and December 31, 2010, respectively	6,262	5,781
Additional paid in capital	108,908,230	93,814,977
Accumulated deficit	(58,156,482)	(49,650,414)
Total shareholders' equity	50,758,010	44,170,344

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION RIGHTS AND SHAREHOLDERS’ EQUITY	$85,196,297	$68,121,929

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue
Oil sales	$2,081,809	$4,157,757	$3,883,623	$4,780,352
Gas sales	176,528	-	285,357	-
Operating fees	16,682	1,688	24,910	2,813
Realized gain (loss) on commodity price derivatives	(164,290)	272,829	(331,574)	272,829
Unrealized gains on commodity price derivatives	700,700	762,575	222,788	629,206

Total Revenues	2,811,429	5,194,849	4,085,104	5,685,200

Costs and expenses
Production costs	322,308	224,111	769,293	345,988
Production taxes	237,055	485,424	439,354	520,911
General and administrative	5,256,182	3,068,698	6,856,776	5,412,019
Depreciation, depletion and amortization	1,065,425	2,209,496	2,141,355	2,441,413

Total costs and expenses	6,880,970	5,987,729	10,206,778	8,720,331

Loss from operations	(4,069,541)	(792,880)	(6,121,674)	(3,035,131)

Unrealized gain on Lock-up	-	8,858	1,115	24,067
Convertible notes conversion derivative gain	1,601,037	-	1,601,037	-
Interest expense	(2,294,377)	(2,412,757)	(3,986,546)	(3,006,428)

Net Loss	$(4,762,881)	$(3,196,779)	$(8,506,068)	$(6,017,492)

Net loss per common share
Basic and diluted	$(0.08)	$(0.13)	$(0.14)	$(0.32)

Weighted average shares outstanding:
Basic and diluted	62,541,384	25,451,688	60,769,555	18,619,320

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(8,506,068)	$(6,017,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of stock issued for services	251,412	66,363
Share based compensation	4,675,332	2,781,467
Change in fair value of commodity price derivatives	(222,788)	(629,206)
Change in fair value of convertible notes conversion derivative	(1,601,037)	-
Compensation expense recognized for assignment of overrides	-	1,578,080
Amortization of deferred financing costs	2,203,725	2,022,974
Depreciation, depletion, amortization and accretion	2,141,355	2,441,413
Changes in operating assets and liabilities:
Accounts receivable	(2,853,269)	(1,467,821)
Other assets	(59,158)	12,457
Accounts payable	3,297,906	395,628
Restricted cash	10,053	(163,618)
Related party payable	12,606	38,914
Accrued expenses	(18,830)	658,933
Net cash provided by (used in) operating activities	(668,761)	1,718,092

Cash flows from investing activities:
Additions of producing properties and equipment (net of purchase price adjustments)	-	(21,102,540)
Acquisition of undeveloped properties	(9,008,928)	(24,352,980)
Drilling capital expenditures	(3,541,453)	(402,944)
Proceeds from sale of drilling rigs	-	100,000
Additions of office equipment	(25,411)	(1,688)
Investment in operating bonds	(160)	(75,400)
Net cash used in investing activities	(12,575,952)	(45,835,552)

Cash flows from financing activities:
Proceeds from sale of common stock, units and exercise of warrants	2,129,801	22,911,727
Proceeds from debt	8,000,000	28,500,000
Net change in debt	(88,677)	(5,247,505)
Net cash provided by financing activities	10,041,124	46,164,222

Change in cash and cash equivalents	(3,203,589)	2,046,762
Cash and cash equivalents at beginning of period	5,528,744	108,400

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,325,155	$2,155,162

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared by Recovery Energy, Inc. (“Recovery” or the “Company”) in accordance with generally accepted accounting principles (“GAAP”) in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  Such financial statements conform to the presentation reflected in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2010. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, the Company's Form 8-K filed on July 26, 2011 stating that the Company's financial statements for the year ended December 31, 2010, and for the quarters ended September 30, 2010 and March 31, 2011 must be restated and should not be relied upon and the Company's amended Annual Report on Form 10-K/A filed on August 12, 2011.

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

Liquidity

Net cash used in operating activities during the six months ended June 30, 2011 was $669,000. In addition, cash used in investing activities exceeded cash provided by financing activities by approximately $2.5 million. Cash used for the foregoing items substantially contributed to a decrease in our working capital from $4,436,000 at December 31, 2010 to $753,000 as of June 30, 2011. Principally as a result of continuing well costs related to second quarter drilling and completion activities, expenditures subsequent to June 30, 2011 have continued to exceed cash receipts, causing a further reduction of the Company’s working capital position.

Pursuant to our credit agreement with Hexagon a substantial portion of our monthly net revenues derived from our producing properties is required to be used for debt and interest payments. Effective June 2011, Hexagon agreed to temporarily suspend for two months the requirement to remit monthly net revenues of approximately $900,000 as payment on the notes. The Company expects to repay Hexagon from the proceeds of a future financing transaction.

Since inception, we have raised approximately $72 million in cash generally through private placements of debt and equity securities. In the immediate term, the Company expects that additional capital will be required to fund its remaining Capital Budget for 2011, partially fund some of its ongoing overhead, fund the repayment of the deferred Hexagon note payments, and to provide additional capital to generally improve its working capital position. We anticipate that these capital requirements will be funded by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain non-strategic assets, and via cash contributions from future joint venture participants. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail our remaining 2011 Capital Budget.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid debt securities that have original maturities of three months or less. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash deposits.

Restricted Cash

Restricted cash consists of severance and ad valorem tax proceeds which are payable to various tax authorities, and are restricted pursuant to our loan agreements.

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

Oil and Gas Producing Activities

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration, development and acquisition of oil and natural gas reserves are capitalized.  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling, developing and completing productive wells and/or plugging and abandoning non-productive wells, and any other costs directly related to acquisition and exploration activities.  Proceeds from property sales are generally applied as a credit against capitalized exploration and development costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of proved reserves.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves; and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that are not otherwise included in capitalized costs.

The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. When proved reserves are assigned to such properties or one or more specific properties are deemed to be impaired, the cost of such properties or the amount of the impairment is added to costs subject to depletion calculations.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to sum of i.) the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves, plus ii.) the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized.

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

There were no impairment charges recognized for the six month periods ended June 30, 2011 and 2010.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Wells in Progress

Wells in progress represent wells that are currently in the process of being drilled or completed or otherwise under evaluation as to their potential to produce oil and gas reserves in commercial quantities.   Such wells continue to be classified as wells in progress and withheld from the depletion calculation and the ceiling test until such time as either proved reserves can be assigned, or the wells are otherwise abandoned.  Upon either the assignment of proved reserves or abandonment, the costs for these wells are then transferred to exploration and development costs  and  become subject to both depletion and the ceiling test calculations in future periods. At June 30, 2011, the Company had three Wells in Progress, all of which have been drilled and completed and are pending evaluation as to their potential to produce commercial quantities of oil and gas reserves.

Deferred Financing Costs

For the six months ended June 30, 2011, the Company recorded deferred financing costs of approximately $2,000,000 related to the extension of its term notes and the closing of its convertible notes. Deferred financing costs include origination (warrants issued and overriding royalty interests assigned to our lender), and legal and engineering fees incurred in connection with the Company's credit facility, which are being amortized over the term of the credit facility (See Note 6—“Loan Agreements”). The Company recorded amortization expense of approximately $2,200,000 for the six months ended June 30, 2011.

Prepaid Advisory Fees

The Company had prepaid financial advisory fees of approximately $777,000 as of June 30, 2011.  The prepaid fees were paid with non-cash consideration (shares of our common stock and warrants exercisable for shares of our common stock issued to our financial advisors) initially totaling approximately $1,234,000.  The amount is being amortized over the term of the underlying agreement. The Company amortized approximately $210,000, and $35,000, respectively, in prepaid fees for the six months ended June 30, 2011 and 2010.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets (other than capitalized exploration and development costs) in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. ASC 360 requires that the Company’s long-lived assets be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.  No impairment was recorded during the six month periods ended June 30, 2011 and 2010.

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
AS OF JUNE 30, 2011
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

Asset Retirement Obligation

The fair value of a liability for an asset retirement obligation is recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as exploration and development costs and included in proved oil and gas properties in the consolidated balance sheets. These assets are included in the base of carrying value for purposes of periodic depletion calculations.

For purposes of depletion calculations, the Company also includes estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations.

Asset retirement obligations incurred are classified as Level 3 (unobservable inputs) fair value measurements. The asset retirement liability is allocated to operating expense using a systematic and rational method. As of June 30, 2011, the Company recorded a net asset of $540,707 and a related liability of $589,700.

The information below reconciles the value of the asset retirement obligation for the periods presented:

	For the Six Months Ended June 30, 2011	For the Year Ended December 31, 2010
Balance, beginning of period	$507,280	$-
Liabilities incurred	61,469	478,208
Accretion expense	20,951	28,042
Change in estimate	-	1,030
Balance, end of period	$589,700	$507,280

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Share Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

Loss per Common Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented. In addition to common shares outstanding, earnings per share and diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive. For the period ended June 30, 2011, outstanding warrants and shares issued in an assumed conversion of convertible notes payable of 26,130,068 have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred. Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 2 – OIL AND GAS PROPERTIES

In February 2011, the Company purchased undeveloped oil and gas leases from various private individuals for $1,253,780 in cash and $653,449 in stock in the Grover Field and surrounding area in Weld County, Colorado, and Goshen County, Wyoming.

In March 2011, the Company purchased undeveloped oil and gas interests located in Laramie County, Wyoming. The purchase price was $6,469,552 cash and $5,798,546 in stock.  The Company also closed on two acquisitions of undeveloped oil and gas leases from various private individuals for a combined $551,519 in cash in Goshen County, Wyoming.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 3 – WELLS IN PROGRESS

The following table reflects the net changes in capitalized additions to wells in progress for the periods presented, and includes amounts that were capitalized and reclassified to proved properties in the same period.

	For the Six Months Ended June 30, 2011	For the Year Ended December 31, 2010
Balance, beginning of period	$1,219,397	$-
Additions to wells in progress	3,126,809	2,750,499
Reclassifications to proved properties	(2,913,778)	(1,531,102)
Balance, end of period	$1,432,428	$1,219,397

NOTE 4 - FINANCIAL INSTRUMENTS AND DERIVATIVES

During 2011 and 2010, the Company has entered into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices.  As of June 30, 2011, the Company had commodity swaps for the following oil volumes:

	Barrels per	Barrels per	Price per
	quarter	Day	Barrel
2011
Third quarter	9,900	110	$84.95
Fourth quarter	16,000	178	$91.15

2012
First quarter	9,100	101	$101.2	0
Second quarter	9,100	101	$101.2	0
Third quarter	9,200	102	$101.2	0
Fourth quarter	3,100	100	$101.2	0

The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Realized gain (loss) on commodity price derivatives	(164,290)	272,829	(331,574)	272,829
Unrealized gains on commodity price derivatives	700,700	762,575	222,788	629,206

Realized gains and losses occur as individual swaps mature and settle.  These gains and losses are recorded as income or expenses in the periods during which applicable contracts settle.  Swaps which are unsettled as of a balance sheet date are carried at fair market value, either as an asset or liability (see Note 5:  “Fair Value of Financial Instruments”).  Unrealized gains and losses result from mark to market changes in the fair value of these derivatives between balance sheet dates.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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

At June 30, 2011, the types of derivative instruments utilized by the Company included commodity swaps. The oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Convertible Notes Payable Conversion Feature

In February 2011, the Company issued in a private placement $8,400,000 aggregate principal amount of three year 8% Senior Secured Convertible Debentures with a group of accredited investors, who are existing shareholders of the Company. The Debentures are convertible at any time at the holders' option into shares of Recovery Energy common stock at $2.35 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. The conversion feature has been determined to be a derivative liability and the Company engaged a third party to complete a valuation of this conversion feature (See Note 6 – “Loan Agreements – Convertible Notes Payable”). The valuation was completed using Level 3 inputs.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

 NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a summary of the fair values of non-financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liability	$—	$—	$(3,520,755)	$(3,520,755)
Commodity swap contracts	$—	$(176,052)	$—	$(176,052)
Total liability at fair value	$—	$(176,052)	$(3,520,755)	$(3,696,807)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three or six months ended June 30, 2011.

At June 30, 2011, the Company’s commodity swap contracts were held with a single counterparty. The Company continually reviews the credit-worthiness of its counterparties. The Company’s derivative instruments are part of master netting agreements, which reduces credit risk by permitting the Company to net settle for transactions with the same counterparty. The Company's derivative liability relates to certain variable conversion rights issued in connection with the Company's convertible notes.

The Company used level 3 inputs to estimate the fair value of common stock used in the acquisition of unproved oil and gas properties during the six months ended June 30, 2011.

NOTE 6 - LOAN AGREEMENTS

Term Notes

The Company entered into three separate loan agreements with Hexagon Investments, LLC (“Hexagon”) during the 2010.  All three loans bear annual interest of 15% and mature on September 1, 2012.

Effective January 29, 2010, the Company entered into a $4.5 million loan agreement, with an original maturity date of December 1, 2010. Effective March 25, 2010, the Company entered into a $6.0 million loan agreement, with an original maturity date of December 1, 2010. Effective April 14, 2010, the Company entered into a $15.0 million loan agreement, with an original maturity date of December 1, 2010.  All three loan agreements have similar terms, including customary representations and warranties and indemnification, and require the Company to repay the notes with the proceeds of the monthly net revenues from the production of the acquired properties.  The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage as well as all related equipment purchased in the Wilke Field, Albin Field, and State Line Field acquisitions.

The Company entered into a loan modification agreement on May 28, 2010, which extended the maturity date of the loans to December 1, 2011.  In consideration for extending the maturity of the loans, Hexagon received 1 million warrants with an exercise price of $1.50 per share. The loan modification agreements also required the Company to issue 1 million five year warrants to purchase common stock at $1.50 per share to Hexagon if the Company did not repay the loans in full by January 1, 2011.  Since the loans were not paid in full by January 1, 2011, the Company issued 1,000,000 additional warrants with an exercise price of $1.50 per share to Hexagon which was valued at approximately $1,600,000.  This amount was recorded as a deferred financing cost and is being amortized over the remaining term of the loan.

In December 2010, Hexagon extended the maturity to September 1, 2012.  In July 2011, Hexagon agreed to temporarily suspend for two months the requirement to remit monthly net revenues of the acquired properties as payment on the notes.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 6 – LOAN AGREEMENTS (Continued)

The Company is subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements. As of June 30, 2011, the Company was in compliance with all covenants under the facilities. If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

Convertible Notes Payable

In February 2011, the Company issued in a private placement $8,400,000 aggregate principal amount of three year 8% Senior Secured Convertible Debentures (the "Debentures") with a group of accredited investors, who are existing shareholders of the Company. Of the proceeds from the sale, $3,000,000 is restricted to acquisition of and drilling activities on specified properties, which were pledged as collateral for the Debentures. The balance of the proceeds is to be used by the Company for working capital. The Debentures are convertible at any time at the holders' option into shares of Recovery Energy common stock at $2.35 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $400,000 of Debentures equal to 5% of the gross proceeds from the sale.

During the second quarter, the Company engaged a third party to complete a valuation of the conversion feature. The valuation report showed an initial valuation of the conversion feature of approximately $5,122,000, and a valuation as of June 30, 2011 of approximately $3,521,000. The $1,601,000 decrease in the value of the conversion feature was shown as a derivative gain on conversion feature in the Statement of Operations for the three and six month periods ended June 30, 2011.

Interest Expense

For the three and six months ended June 30, 2011, the Company incurred interest expense of approximately $2,294,000 and $3,987,000, respectively, of which approximately $754,000 and $2,204,000, respectively, was non-cash interest expense related to the amortization of the deferred financing costs, and accretion of the convertible notes payable discount.

For the three and six months ended June 30, 2010, the Company incurred interest expense of approximately $2,332,000 and $2,926,000, respectively, of which approximately $860,000 and $988,000, respectively, was non-cash interest expense related to the amortization of the deferred financing costs.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 7 - COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation

At June 30, 2011, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of June 30, 2011, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Potential Stock Grants Under Employment/Appointment Agreements

Until May 2010, the employment agreements for our chief executive officer and former chief financial officer contained provisions which provided these individuals additional stock grants if the Company achieved certain market capitalization milestones.  In May 2010, the employment agreements were modified and our chief executive officer and former chief financial officer were no longer entitled to stock grants based on market capitalization milestones.

No shares were issued under these agreements; however the Company recorded approximately $200,000 of expense during the six months ended June 30, 2010.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

As of June 30, 2011, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 62,621,758 of common shares were issued and outstanding.  No preferred shares were issued or outstanding.

During the six months ended June 30, 2011, the Company issued 4,764,889 shares of common stock. The stock issuances were comprised of 2,698,556 shares issued for acquisitions valued at $6,508,395, 40,000 shares issued for services valued at $82,000, 525,000 shares issued as restricted stock grants to employees valued at $1,471,350, and 1,501,333 shares issued in connection with warrant exercises for $2,903,794 of cash.

In addition to the shares of common stock issued during the period, the Company issued convertible notes payable with a face value of $8.4 million. Based upon the conversion price of $2.35 per share, these notes would convert into 3,574,468 shares of common stock. The conversion price and outstanding balance is subject to adjustments (See Note 6 – “Loan Agreements – Convertible Notes Payable”).

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

Warrants

On January 1, 2011, the Company issued 1 million warrants with an exercise price of $1.50 per share to Hexagon which was valued at approximately $1,600,000 (See Note 6—“Loan Agreements”).

A summary of warrant activity for the six months ended June 30, 2011 is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2010	23,056,933	$1.76
Granted	1,000,000	$1.50
Exercised, forfeited, or expired	(1,501,333)	1.54
Outstanding at June 30, 2011	22,555,600	$1.76

The aggregate intrinsic value of warrants was approximately $16,489,000 and $9,291,000 based on the Company’s closing common stock price of $2.45 and $2.05 as of June 30, 2011 and December 31, 2010, respectively, and the weighted average remaining contract life was 3.93 years and 4.40 years.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 8 - SHAREHOLDERS’ EQUITY (Continued)

Assumptions used in estimating the fair value of the warrants issued for the periods indicated are presented below:

	2011	2010
Weighted-average volatility	97%	80%
Expected dividends	0.00%	0.00%
Expected term (in years)	5	3 – 5
Risk-free rate	2.02%	1.49%

The Company has not adopted a stock incentive plan for its management team.  Each member of the board of directors and the management team was awarded restricted stock grants in their respective appointment or employment agreements.

NOTE 9 - SHARE BASED COMPENSATION

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

During the six months ended June 30, 2011, the Company granted 525,000 shares of restricted common stock to employees of which 100,000, 162,500, 187,500, and 75,000 shares vest during the years ended December 31, 2011, 2012, 2013, and 2014, respectively. The fair value of these share grants was calculated to be approximately $1,471,000.

The Company recognized stock compensation expense of approximately $4,129,000 and $2,264,000 for the three months ended June 30, 2011 and 2010, respectively, and $4,675,000 and $2,781,000 for the six months ended June 30, 2011 and 2010, respectively.  $3,551,000 of the stock compensation expense for the three and six months ended June 30, 2011, is a one time charge related to 1,925,000 shares included in the separation agreement of the former chief financial officer, which was accounted for as a cancellation of an award and issuance of a new award.

A summary of restricted stock grant activity for the six months ended June 30, 2011 is presented below:

Shares
Balance outstanding at December 31, 2010	8,943,187
Granted	525,000
Vested	(190,667)
Balance outstanding at June 30, 2011	9,277,520

Total unrecognized compensation cost related to non-vested stock granted was approximately $2,461,000 as of June 30, 2011. The cost at June 30, 2011 is expected to be recognized over a weighted-average remaining service period of 0.32 years.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

In July 2011, the Company issued 400,000 shares of restricted stock to an officer. 50,000 shares vested immediately with the remainder vesting evenly on November 1, 2011, 2012 and 2013.

In July 2011, the Company negotiated a waiver with Hexagon regarding its Term Loans. The waiver allowed the Company to temporarily retain its net proceeds payment amounts for the period June 1, 2011 through July 31, 2011 (See Note 6—“Loan Agreements).

NOTE 11- REVISION TO FINANCIAL STATEMENTS

The financial statements as of December 31, 2010 and for the year then ended, and as of March 31, 2011, and for the quarter then ended, were revised to incorporate additional general and administrative expense relating to warrant modification expense of $2,953,450 during the year ended December 31, 2010, following further analysis of modifications to the Company’s then outstanding warrants.

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

The effect of the changes in the financial statements is summarized below.

	Year Ended December 31, 2010		Quarter Ended March 31, 2011
	Prior to Restatement	Restated	Prior to Restatement	Restated
Consolidated Balance Sheet:
Additional Paid in Capital	90,861,527	93,814,977	101,830,226	104,783,676
Accumulated Deficit	(46,696,964)	(49,650,414)	(50,440,151)	(53,393,601)

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

Recent Developments

In February 2011, the Company issued in a private placement $8,400,000 aggregate principal amount of three year 8% Senior Secured Convertible Debentures with a group of accredited investors, who are existing shareholders of the Company. Of the proceeds from the sale, $3,000,000 was restricted to the acquisition of and drilling activities on specified properties, which were pledged as collateral for the Debentures. The balance of the proceeds is to be used by the Company for working capital. The Debentures are convertible at any time at the holders' option into shares of Recovery Energy common stock at $2.35 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $400,000 of Debentures equal to 5% of the gross proceeds from the sale.

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

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2011 was $669,000. In addition, cash used in investing activities exceeded cash provided by financing activities by approximately $2.5 million. Cash used for the foregoing items substantially contributed to a decrease in our working capital from $4,436,000 at December 31, 2010 to $753,000 as of June 30, 2011. Principally as a result of continuing well costs related to second quarter drilling and completion activities, expenditures subsequent to June 30, 2011 have continued to exceed cash receipts, causing a further reduction of the Company’s working capital position.

Pursuant to our credit agreement with Hexagon a substantial portion of our monthly net revenues derived from our producing properties is required to be used for debt and interest payments. Effective June 2011, Hexagon agreed to temporarily suspend for two months the requirement to remit monthly net revenues of approximately $900,000 as payment on the notes. The Company expects to repay Hexagon from the proceeds of a future financing transaction.

Since inception, we have raised approximately $72 million in cash generally through private placements of debt and equity securities. In the immediate term, the Company expects that additional capital will be required to fund its remaining Capital Budget for 2011, partially fund some of its ongoing overhead, fund the repayment of the deferred Hexagon note payments, and to provide additional capital to generally improve its working capital position. We anticipate that these capital requirements will be funded by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain non-strategic assets, and via cash contributions from future joint venture participants. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail our remaining 2011 Capital Budget.

2011 Capital Budget

We are maintaining our previously announced 2011 capital expenditure budget of approximately $20 million, which is allocated to oil and gas activities and acquisitions in the DJ Basin in Wyoming, Nebraska and Colorado targeting the conventional Dakota ‘D’ sand and Muddy ‘J’ sand targets, as well as the unconventional Niobrara shale. We have spent approximately $9.0 million for acquisitions during the six months ended June 30, 2011. In addition to acquisitions, we have spent approximately $3.5 million in the drilling and completion of 3 gross (3.0 net) conventional wells and 2 gross (0.8 net) Recovery-operated horizontal Niobrara wells. Our interests in the Niobrara wells were carried in part by a joint venture with TRW Exploration.

The remaining $7.5 million in the 2011 budget is expected to be spent on the drilling of other internally operated conventional wells commenced prior to the end of the year and, potentially on additional completion procedures related to one of the two Niobrara wells drilled during the second quarter of 2011. In addition, we anticipate that we may participate with non-operating working interest in other wells drilled later this year by other operators. We cannot predict how many well proposals we might receive, nor estimate our pro-rata well expenses. However, if any wells are proposed, we will be required to fund our working interest portion of each well or be subject to a non-consent penalty.

Although we have a flexible capital program for the remainder of our 2011 capital budget, we do not expect to fund this budget from our current working capital, our cash flow from operations or any available borrowings; therefore, as stated in a prior paragraph, we expect that virtually all of the remaining budget will be funded by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain non-strategic assets and by cash contributions from future joint venture participants. If, via a combination of these transactions, we are not successful in obtaining sufficient cash sources to fund our remaining 2011 capital program, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail our planned exploration and drilling program.

Capital Resources

Currently the majority of our cash flows from operations are applied to the principal and interest of our loans.  While we believe that we have sufficient liquidity and capital resources to maintain our staff and continue our current production operations, we will require substantial additional capital in order to fully test, develop and evaluate our 152,000 gross (135,000 net) undeveloped acres.  We expect to finance these activities through a variety of sources, including, but not limited to, cash contributions from future joint venture participants, future debt and equity financings, and, potentially, the sale of certain non-strategic assets. Although we believe that we would be able to secure additional financing if required, we can provide no assurance that we will be able to do so or what the terms of any future financing transactions might be.

Information about our financial position is presented in the following table:

	June 30, 2011	December 31, 2010
Financial Position Summary
Cash and cash equivalents	$2,325,155	$5,528,744
Working capital	$752,636	$4,436,365
Balance outstanding on term notes and convertible notes payable	$24,339,573	$20,438,682
Shareholders’ equity	$50,758,010	$44,256,602
Ratios
Debt to total capital ratio	32%	32%
Total debt to equity ratio	48%	46%

During the six months ended June 30, 2011, our working capital decreased to $752,636 from $4,436,365 at December 31, 2010. The lower working capital and cash position is primarily the result of approximately $10,100,000 in capital raised during the six months ended June 30, 2011, offset by approximately $12,600,000 in capital additions, as well as a net loss from operations adjusted for non-cash items of approximately $1,000,000.

	Six Months Ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$(668,761)	$1,718,092
Investing activities	(12,575,952)	(45,835,552)
Financing activities	10,041,124	46,164,222

Net change in cash	(3,203,589)	2,046,762

During the six month periods ended June 30, 2011 and 2010, net cash (used in) provided by operating activities was $(668,761) and $1,718,092, respectively. The primary changes in operating cash during the six months ended June 30, 2011 was $8,506,068 of net loss, adjusted for non-cash charges of $2,141,355 of depreciation, depletion and amortization expenses (“DD&A”) and accretion expense, $4,675,332 of stock-based compensation, and $2,203,725 of amortization of deferred financing costs, offset by increases in accounts receivable of $2,853,269 and accounts payable of $3,297,906.

During the six month periods ended June 30, 2011 and 2010, net cash used by investing activities was $12,575,952 and $45,835,552. The primary changes in investing cash during the six months ended June 30, 2011 was $9,008,928 related to our acquisitions of unproved acreage and $3,541,453 in drilling capital expenditures.

During the six month periods ended June 30, 2011 and 2010, net cash provided by financing activities was $10,041,124 and $46,164,222. The primary changes in financing cash during the six months ended June 30, 2011 was net proceeds from the exercise of warrants for $2,129,801 and the issuance of convertible notes payable for $8,000,000, offset by a net change in debt of $88,677.

Loan Agreements

The Company entered into three separate loan agreements with Hexagon Investments, LLC (“Hexagon”) during the 2010.  All three loans bear annual interest of 15% and mature on September 1, 2012.

Effective January 29, 2010, the Company entered into a $4.5 million loan agreement, with an original maturity date of December 1, 2010. Effective March 25, 2010, the Company entered into a $6.0 million loan agreement, with an original maturity date of December 1, 2010. Effective April 14, 2010, the Company entered into a $15.0 million loan agreement, with an original maturity date of December 1, 2010.  All three loan agreements have similar terms, including customary representations and warranties and indemnification, and require the Company to repay the notes with the proceeds of the monthly net revenues from the production of the acquired properties.  The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage as well as all related equipment purchased in the Wilke Field, Albin Field, and State Line Field acquisitions.

The Company entered into a loan modification agreement on May 28, 2010, which extended the maturity date of the loans to December 1, 2011.  In consideration for extending the maturity of the loans, Hexagon received 1 million warrants with an exercise price of $1.50 per share. The loan modification agreements also required the Company to issue 1 million five year warrants to purchase common stock at $1.50 per share to Hexagon if the Company did not repay the loans in full by January 1, 2011.  Since the loans were not paid in full by January 1, 2011, the Company issued 1,000,000 additional warrants with an exercise price of $1.50 per share to Hexagon which was valued at approximately $1,600,000.  This amount was recorded as a deferred financing cost and is being amortized over the remaining term of the loan.

In December 2010, Hexagon extended the maturity to September 1, 2012.  In July 2011, Hexagon agreed to temporarily suspend for two months the requirement to remit monthly net revenues of the acquired properties as payment on the notes.

In December 2010, Hexagon extended the maturity to September 1, 2012.  In July 2011, Hexagon agreed to temporarily suspend for two months the requirement to remit monthly net revenues of the acquired properties as payment on the notes.

We are subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements. As of June 30, 2011, we were in compliance with all covenants under the facilities. If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

As of June 30, 2011, the outstanding balance on the loan agreements was approximately $20,200,000, approximately $555,000 of which was classified as a current liability.

In February 2011, the Company issued in a private placement $8,400,000 aggregate principal amount of three year 8% Senior Secured Convertible Debentures with a group of accredited investors, who are existing shareholders of the Company. Of the proceeds from the sale, $3,000,000 was restricted to the acquisition of and drilling activities on specified properties, which were pledged as collateral for the Debentures. The balance of the proceeds is to be used by the Company for working capital. The Debentures are convertible at any time at the holders' option into shares of Recovery Energy common stock at $2.35 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $400,000 of Debentures equal to 5% of the gross proceeds from the sale.

During the second quarter, the Company engaged a third party to complete a valuation of the conversion feature. The valuation report showed an initial valuation of the conversion feature of approximately $5,122,000, and a valuation as of June 30, 2011 of approximately $3,521,000. The $1,601,000 decrease in the value of the conversion feature was shown as a derivative gain on conversion feature in the Statement of Operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Oil and Gas Properties & Strategy

We have developed and acquired an oil and natural gas base of proved reserves, as well as a portfolio of development drilling and exploratory drilling opportunities of high-impact conventional and non-conventional prospects with an emphasis on multiple producing horizons and the Niobrara shale resource play. We believe these prospects offer the potential for repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, and Wyoming. Since January 1, 2010 we have acquired or developed 22 producing wells. We currently own interests in approximately 155,000 gross (137,000 net) leasehold acres, of which 152,000 gross (135,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska in the DJ Basin.  We intend to continue to evaluate and invest in acquisitions and internally generated prospects.  It is our long-term goal to maximize our DJ Basin acreage position through development drilling of our conventional horizons as well as development of our Niobrara shale potential.

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

Recent Performance

Following are summary comments of our performance in several key areas during the quarter ended June 30, 2011.

●	Average Daily Production

During the quarter ended June 30, 2011, average daily net production was 298 BOPD net compared to average daily net production of 659 BOPD for the quarter ended June 30, 2010. This decrease is primarily attributable to decline curves related to our Palm and State Line field wells, offset by approximately 45 BOPD attributable to wells drilled subsequent to June 30, 2010.

●	Oil and Gas Sales
During the quarter ended June 30, 2011, net oil and gas sales were $2,258,337. Our average oil and gas price received was $94.05 per barrel of oil and $6.19 per Mcf of gas.

●	Cash Flow from Operations
During the quarter ended June 30, 2011, we used $668,761 in cash from operations.

Results of Operations

For the Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

The Company reported a net loss for the three months ended June 30, 2011 of approximately $4,763,000 compared to a net loss of approximately $3,197,000 for the same period in 2010. The second quarter 2011 net loss was impacted by a $1.6 million non-cash gain related to the mark-to-market valuation of the conversion derivative liability embedded in our convertible notes payable, and a $3.55 million non-cash charge related to the separation agreement of our former chief financial officer.

Oil and Gas Revenues and Production

Oil and gas revenues decreased by approximately $1,900,000, or 46%, from approximately $4,158,000 in the second quarter of 2010 to approximately $2,258,000 in the second quarter of 2011. Our production volume on a BOE basis decreased 54% from 59,289 BOE during the second quarter of 2010 to 27,083 BOE during the second quarter of 2011. This decrease is primarily attributable to decline curves related to our Palm and State Line field wells, offset by approximately 45 BOPD attributable to wells drilled subsequent to June 30, 2010. The decrease in production volumes was partially offset by increased prices during the second quarter of 2011 versus the second quarter of 2010. Oil price realization increased by 19% to $83.39 per barrel for the second quarter of 2011, compared to $70.13 per barrel for the same period in 2010. This increase in price realization during the second quarter of 2011 was partially offset by a realized loss on hedges of approximately $164,000 compared to a realized hedge gain of approximately $273,000 for the same period in 2010. The decrease in oil production was also offset by an increase in production of natural gas.  Natural gas production increased from zero during to the three months ended June 30, 2010 to 29,681 Mcf during the same period in 2011.

Production and average prices for the second quarter of 2011 are presented in the following table:

	Three Months Ended
	June 30, 2011
	Volume	Average Price
Product:
Oil (Bbls)	22,136	$94.05
Natural Gas (Mcf)	29,681	$6.19

Average daily net production was 298 BOPD for the quarter ended June 30, 2011.

Oil and gas production expenses, depreciation, depletion and amortization

Three Months Ended June 30,
2011
(per BOE)
Average price	$83.39

Production costs	11.90
Production taxes	8.75
Depletion and amortization	39.34

Total operating costs	59.99

Gross margin	$23.40

Gross margin percentage	28.06%

Commodity Price Derivative Activities

Changes in the market price of oil can significantly affect our profitability and cash flow. We have entered into various commodity derivative instruments to mitigate the risk associated with downward fluctuations in oil prices. These derivative instruments consist of swaps. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy.

Our outstanding commodity derivative instruments as of June 30, 2011 are summarized below:

	Barrels per	Barrels per	Price per
	quarter	Day	Barrel
2011
Third quarter	9,900	110	$84.95
Fourth quarter	16,000	178	$91.15

2012
First quarter	9,100	101	$101.2	0
Second quarter	9,100	101	$101.2	0
Third quarter	9,200	102	$101.2	0
Fourth quarter	3,100	100	$101.2	0

We recorded a net unrealized gain on our commodity derivative contracts that do not qualify for cash flow hedge accounting of $700,700 for the quarter ended June 30, 2011, compared to a net unrealized gain of $762,575 for the quarter ended June 30, 2010. These amounts represent an unrealized non-cash gain which represents a change in the fair value of our mark-to-market commodity derivative instruments.  We realized a loss on our commodity derivative contracts that do not qualify for cash flow hedge accounting of $164,290 for the quarter ended June 30, 2011, compared to a realized gain of $272,829 for the quarter ended June 30, 2010.

General and administrative expenses

General and administrative expenses were $5,256,182 for the quarter ended June 30, 2011, compared to $3,068,698 for the quarter ended June 30, 2010.  Our general and administrative expenses for the second quarter of 2011 included approximately $295,000 in professional fees, approximately $4,129,000 in non-cash compensation expense, which includes a one-time charge of approximately $3,551,000 related to the separation agreement with our former chief financial officer. Our general and administrative expenses for the second quarter of 2010 included approximately $467,000 in professional fees, approximately $1,675,000 in non-cash compensation expense, and approximately $752,000 in expense associated with the assignment of overriding royalty interests. Excluding the specific expenses cited above, the net increase in core general and administrative expenses in the second quarter of 2011 compared to 2010 is attributed primarily to increases in staffing.

Interest Expense

Interest expenses decreased approximately $119,000, or 5%, to approximately $2,294,000 in the second quarter of 2011 from $2,413,000 in the comparable period of 2010. Non-cash interest expense in the second quarter of 2011 was approximately $754,000, compared to approximately $860,000 in the comparable period of 2010.

For the Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

The Company reported a net loss for the six months ended June 30, 2011 of approximately $8,506,000 compared to a net loss of approximately $6,017,000 for the same period in 2010. The net loss for the six months ended June 30, 2011, was impacted by a $1.6 million non-cash gain related to the mark-to-market valuation of the conversion derivative liability embedded in our convertible notes payable, and a $3.55 million non-cash charge related to the separation agreement of our former chief financial officer.

Oil and Gas Revenues and Production

Oil and gas revenues decreased $611,000, or 13%, from approximately $4,780,000 for the first six months of 2010 to approximately $4,169,000 for the same period in 2011. Our production volume on a BOE basis decreased 23% from 68,186 BOE during the first half of 2010 to 52,411 BOE during the first half of 2011. This decrease is primarily attributable to decline curves related to our Palm and State Line field wells, offset by the Palm and State Line fields not being acquired until April 2010, as well as approximately 45 BOPD attributable to wells drilled subsequent to June 30, 2010. The decrease in production volume was partially offset by increased prices during the first half of 2011 versus the first half of 2010 with oil price realization increasing by 19% to $79.54 per BOE for the first half of 2011, compared to $70.11 per BOE for the same period in 2010. This increase in price realization during 2011 was partially offset by a realized loss on hedges of approximately $332,000 compared to a realized hedge gain of approximately $273,000 for the same period in 2010. The decrease in oil production was also offset by an increase in production of natural gas.  Natural gas production increased from zero during to the six months ended June 30, 2010 to 56,650 Mcf during the same period in 2011.

Production and average prices for the first six months of 2011 are presented in the following table:

	Six Months Ended
	June 30, 2011
	Volume	Average Price
Product:
Oil (Bbls)	42,969	$90.38
Natural Gas (Mcf)	56,650	$5.04

Average daily net production was 290 BOPD for the six months ended June 30, 2011.

Oil and gas production expenses, depreciation, depletion and amortization

Six Months Ended June 30,
2011
(per BOE)
Average price	$79.54

Production costs	14.68
Production taxes	8.38
Depletion and amortization	40.86

Total operating costs	63.92

Gross margin	$15.62

Gross margin percentage	19.64%

Commodity Price Derivative Activities

We recorded a net unrealized gain on our commodity derivative contracts that do not qualify for cash flow hedge accounting of $222,788 for the six months ended June 30, 2011, compared to a net unrealized gain of $629,206 for the six months ended June 30, 2010. These amounts represent an unrealized non-cash gain which represents a change in the fair value of our mark-to-market commodity derivative instruments.  We realized a loss on our commodity derivative contracts that do not qualify for cash flow hedge accounting of $331,574 for the six months ended June 30, 2011, compared to a realized gain of $272,829 for the six months ended June 30, 2010.

General and administrative expenses

General and administrative expenses were $6,856,776 for the six months ended June 30, 2011, compared to $5,412,019 for the comparable period of 2010.  Our general and administrative expenses for the first half of 2011 included approximately $714,000 in professional fees, approximately $4,675,000 in non-cash compensation expense, which includes a one-time charge of approximately $3,551,000 related to the separation agreement with our former chief financial officer. Our general and administrative expenses for the first half of 2010 included approximately $754,000 in professional fees, approximately $3,370,000 in non-cash compensation expense, and approximately $1,578,000 in expense associated with the assignment of overriding royalty interests. Excluding the specific expenses cited above, the net increase in core general and administrative expenses in the first half of 2011 compared to 2010 is attributed primarily to increases in staffing.

Interest Expense

Interest expenses increased approximately $981,000, or 33%, to approximately $3,987,000 for the six months ended June 30, 2011 from $3,006,000 in the comparable period of 2010, due in part to the addition of the convertible notes payable in February 2011, but also due to an increase in the amortization of non-cash deferred financing costs.  Non-cash interest expense for the six months ended June 30, 2011 was approximately $2,204,000, compared to approximately $988,000 in the comparable period of 2010.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, who concluded, that our disclosure controls and procedures were not effective as of June 30, 2011 as a result of the following material weaknesses:

•	Review of contracts for financial implications was not being performed timely.
•	Independent, internal reviews and approvals of critical accounting schedules used to prepare financial statements were not performed timely during the second quarter.

Effective July 12, 2011, the Company hired a new CFO to replace the former CFO who resigned in April 2011.  The Company expects to address and remediate these deficiencies during the course of the third quarter of 2011.

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

Recovery Energy, Inc.

Date: August 18, 2011	By:	/s/ Roger A Parker
Roger A Parker
Chief Executive Officer

Date: August 18, 2011	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer and Principal Accounting Officer