Form 10-K
period 2011-12-31
RECOVERY ENERGY, INC.
filed 2012-03-21
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the fiscal quarter ending June 30, 2011:  $91,409,723

As of March 9, 2012, 17,532,711 shares of the registrant’s common stock were issued and outstanding.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2011
RECOVERY ENERGY, INC

  FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities, any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “should,” “could,” “estimate,” “intend,” “plan,” “project,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this presentation. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• estimated quantities and quality of oil and natural gas reserves;
• exploration, exploitation and development results;
• fluctuations in the price of oil and natural gas, including reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
• availability of capital on an economic basis, or at all, to fund our capital needs;
• availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;
• the timing and amount of future production of oil and gas;
• the completion, timing and success of our drilling activity;
• the inability of management to effectively implement our strategies and business plans;
• potential default under our secured obligations or material debt agreements;
• lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;
• declines in the values of our natural gas and oil properties resulting in write-downs;
• inability to hire or retain sufficient qualified operating field personnel;
• increases in interest rates or our cost of borrowing;
• deterioration in general or regional (especially Rocky Mountain) economic conditions;
• the strength and financial resources of our competitors;
• the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
• inability to acquire or maintain mineral leases at a favorable economic value that will allow us to expand our development efforts;
• delays, denials or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties
• unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids;
• environmental liabilities;
• loss of senior management or technical personnel;
• adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate; and
• other factors, many of which are beyond our control.

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, we urge you to carefully review and consider the disclosures made in the “Risk Factors” sections of our SEC filings, available free of charge at the SEC’s website (www.sec.gov).

PART I
Items 1. and 2.  BUSINESS and PROPERTIES

Industry terms used in this report are defined in the Glossary of Oil and Natural Gas Terms located at the end of this Item 1 and 2.

General

Recovery Energy Inc. is a Denver based independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the Denver-Julesburg (“DJ”) Basin. Our business strategy is designed to create maximum shareholder value by leveraging the knowledge, expertise and experience of our management team and via the future exploration and development of the approximate 130,000 net acres of developed and undeveloped leases that are currently held by the Company, primarily in the northern DJ Basin.

Our executive offices are located at 1515 Wynkoop Street, Suite 200, Denver, Colorado 80202, and our telephone number is (303) 951-7920.  Our web site is www.recoveryenergyco.com.  Additional information which may be obtained through our web site does not constitute part of this annual report on Form 10-K.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at our website.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Company Overview & Strategy

We have developed and acquired an oil and natural gas base of proved reserves, as well as a portfolio of exploration and development prospects with high-impact conventional and non-conventional reservoir opportunities with an emphasis on multiple producing horizons and the Niobrara shale resource play. We believe these prospects offer the possibility of repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, and Wyoming. Since early 2010 we have acquired and/or developed 21 producing wells. As of December 31, 2011 we owned interests in approximately 144,000 gross (130,000 net) leasehold acres, of which 134,000 gross (121,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska in the DJ Basin.  We intend to continue to evaluate and invest in acquisitions and internally generated prospects.  It is our long-term goal to maximize our DJ Basin acreage position through development drilling of our conventional horizons as well as development of our Niobrara shale potential.

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

As of December 31, 2009, we had not successfully acquired any properties; therefore our total production was 0 Mboe net. Subsequent to December 31, 2009, we successfully completed a number of acquisitions which resulted in 136 Mboe of production for the year ended December 31, 2010.  In 2011, we drilled and completed 6 gross, 5 net wells and recorded net production of 101 Mboe during the year.

It is our belief that the exploration and production industry’s most significant value creation occurs through the drilling of successful development wells and the enhancement of oil recovery in mature fields given appropriate economic conditions. Our goal is to create significant value while maintaining a low cost structure. To this end, our business strategy includes the following elements:

Participation in development prospects in known producing basin. We pursue prospects in one known producing onshore basin, the DJ Basin, where we can capitalize on our development and production expertise. We intend to operate the majority of our properties and evaluate each prospect based on its geological and geophysical merits.

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

We currently own interest in 144,000 gross, 130,000 net developed and undeveloped acres in DJ basin leases, and will require access to substantial capital in order to fully assess and develop our inventory of undeveloped acreage.

Principal Oil and Gas Interests

As of December 31, 2011 we owned 21  producing wells, 7 shut-in wells, 2 injection wells, and 2 wells in progress in the Wyoming, Nebraska and Colorado portions of the DJ Basin, as well as approximately 144,000 gross (130,000 net) acres, of which 134,000 gross (121,000 net) acres are classified as undeveloped acreage.   Our primary targets within the DJ Basin are the conventional Dakota and Muddy ‘J’ formations, in addition to the developing unconventional Niobrara shale play.  Additional horizons include the Coddell, Greenhorn and Pierre Shale.

During 2011, we made capital expenditures of approximately $16.4 million, including $9.4 million for the purchase of unevaluated leases and $7.4 million related  to drilling and completion operations where we drilled 4 gross (3.25 net) wells and completed 3 gross (2.25 net) wells; also, as of December 31, 2011 we had 2 gross (1.75 net) wells in progress.

As of December 31, 2011 we had net proved reserves of 633 Mboe, and for the year ending December 21, 2011 we produced 101 Mboe.

2012 Capital Budget

Our anticipated 2012 capital expenditure budget is $10-15 million, which is allocated primarily to the drilling and completion of oil and gas wells in the DJ Basin in Wyoming, Nebraska and Colorado targeting the conventional Dakota ‘D’ sand and Muddy ‘J’ sand targets.  In addition, approximately 1/3 of this budget may be directed toward additional development procedures on certain unconventional Niobrara shale properties.    We estimate the completed cost for each conventional well to be between $800,000 and $900,000.  Specific allocations of the 2012 budget directed at Niobrara shale properties have not been determined at this time.

Our 2012 capital expenditure budget is subject to various factors, including market conditions, availability of capital, oilfield services and equipment availability, commodity prices and drilling results. While we continue to explore opportunities to expand our acreage position, our current budget is allocated to drilling and completing wells. Any leasehold acquisitions that we choose to pursue would require us to adjust our budget.  Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget as the cash flow from the wells could provide additional capital which we may use to increase our capital budget.

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

Capital Resources

Our 2012 drilling program is designed to provide flexibility to accommodate both the timing of the securing of adequate capital, and to identify suitable well locations.   We anticipate funding the 2012 capital program through a combination of the issuance of additional equity or debt securities, cash flow from future operations and from cash provided by potential joint venture participants.  We may also choose to sell certain non-strategic assets in order to supplement the funding of our 2012 capital budget.

We cannot give assurances that our working capital on hand, our cash flow from operations or any available borrowings, equity offerings or other financings, or sales of non-strategic assets will be sufficient to fund our anticipated capital expenditures. If our existing and potential sources of investment capital are not sufficient to undertake our planned 2012 capital expenditures, we may be required to reduce our 2012 drilling capital budget, curtail our expenditures and/or restructure our operations.

Reserves

The table below presents summary information with respect to the estimates of our proved oil and gas reserves for the year ended December 31, 2011.  Prior to January 2010, we did not own any reserves nor did we have any production.  We engaged Ralph E Davis Associates, Inc. (“RE Davis”) to audit internal engineering estimates for 100 percent of the PV-10 value of our proved reserves in 2011.  The prices used in the calculation of proved reserve estimates as of December 31, 2011 were $88.16 per Bbl and $3.96 per Mcf and as of December 31, 2010, were $78.93 per Bbl and $4.39 per Mcf for oil and natural gas, respectively.  The prices were adjusted for basis differentials, pipeline adjustments, and BTU content.

We emphasize that reserve estimates are inherently imprecise and that estimates of all new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and gas properties.  Accordingly, these estimates are expected to change as new information becomes available.  The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.  Neither prices nor costs have been escalated.  The following table should be read along with the section entitled “Risk Factors — Risks Related to Our Company - The actual quantities and present values of our proved oil and natural gas reserves may be less than we have estimated.”  No estimates of our proved reserves have been filed with or included in reports to any federal authority or agency, other than the Securities and Exchange Commission ("SEC"), since the beginning of the last fiscal year. We did not have third party engineers review probable, possible and resource based reserves as of December 31, 2011.  These reserve categories are currently being determined across our substantial acreage position and are expected to identify significant potential in all unproven classifications and from multiple horizons.

	As of December 31,
	2011	2010 (1)	2009 (1)
Reserve data:
Proved developed
Oil (MBbl)	216	278	-
Gas (MMcf)	148	308	-
MBOE	240	329	-
Proved undeveloped
Oil (MBbl)	392	415	-
Gas (MMcf)		-	-
MBOE	392	415	-
Total Proved
Oil (MBbl)	608	693	-
Gas (MMcf)	148	308	-
MBOE	633	744	-
Proved developed reserves %	38%	44%	-%	%
Proved undeveloped reserves %	62%	56%	-%	%

Reserve value data :
Proved developed PV-10	$10,204,160	$11,377,009	$-
Proved undeveloped PV-10	9,809,885	12,217,798	-
Total proved PV-10	$20,014,045	$23,594,807	$-
Standardized measure of discounted future cash flows	$20,014,045	$23,594,807	$-
Reserve life (years)	22.58	21.92	-

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

Internal Controls Over Reserves Estimate

Our policy regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserve quantities and values in compliance with the regulations of the SEC. Responsibility for compliance in reserve bookings is delegated to our Senior Reservoir Engineer.

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

Third-party Reserves Study

An independent third party reserve study as of December 31, 2011 was performed by RE Davis using their own engineering assumptions and other economic data provided by us.  One-hundred percent of our total calculated proved reserve PV-10 value was audited by RE Davis.  RE Davis is an independent petroleum engineering consulting firm that has been providing petroleum engineering consulting services for over 20 years.  The technical person at RE Davis primarily responsible for overseeing our reserve audit is the President and CEO who received a Bachelor of Science degree in Chemical and Petroleum Engineering from the University of Houston and is a registered Professional Engineer in the States of Texas.  He is also a member of the Society of Petroleum Engineers.  The RE Davis report dated March 5, 2012 is included as Exhibit 99.1 to this annual report.

Oil and gas reserves and the estimates of the present value of future net revenues therefrom were determined based on prices and costs as prescribed by SEC and FASB guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. For the year ended December 31, 2011, commodity prices over the prior 12-month period and year end costs were used in estimating net cash flows.

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

Production

The following table summarizes the average volumes and realized prices, including and excluding the effects of our economic hedges, of oil and gas produced from properties in which we held an interest during the periods indicated.  Also presented is a production cost per BOE summary:

	For the Year Ended December 31,
	2011	2010	2009 (1)
Net production
Oil (MMBbl)	81,433	133.709	-
Gas (MMcf)	115,583	14.914	-
MBOE	100,707	136.195	-
Average net daily production
Oil (Bbl)	223	366	-
Gas (Mcf)	317	41	-
BOE	275	373	-
Average realized sales price, excluding the effects of our economic hedges
Oil (per Bbl)	$87.77	$71.08	$-
Gas (per Mcf)	$4.73	$4.56	$-
Per BOE	$76.41	$70.29	$-
Average realized sales price, including the effects of our economic hedges
Oil (per Bbl)	$95.44	$75.27	$-
Gas (per Mcf)	$4.73	$4.56	$-
Per BOE	$82.62	$74.47	$-
Production costs per BOE
Lease operating expense	$15.19	$6.33	$-
DD&A	$42.25	$36.98	$-
Production taxes	$8.18	$7.76	$-

(1) Prior to January 2010, the Company did not own any oil and gas properties

Productive Wells

As of December 31, 2011, we had working interests in 17 gross (16.2 net) productive oil wells, and 4 gross (2.4 net) productive gas wells. Productive wells are either wells producing in commercial quantities or wells capable of commercial production although currently shut-in.  Multiple completions in the same wellbore are counted as one well.  A well is categorized under state reporting regulations as an oil well or a gas well based on the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

Acreage

As of December 31, 2011 we owned 21  producing wells in the Wyoming, Nebraska and Colorado portion of the DJ Basin, as well as approximately 144,000 gross (130,000 net) acres, of which 134,000 gross (121,000 net) acres were classified as undeveloped acreage.

As of December 31, 2011 our primary assets included acreage located in Laramie County and Goshen counties Wyoming, Banner, Kimball, and Scotts Bluff Counties, Nebraska, and Weld, Arapahoe and Elbert Counties, Colorado.

The following table sets forth certain information with respect to our developed and undeveloped acreage as of December 31, 2011.

	Undeveloped		Developed
	Gross	Net	Gross	Net
DJ Basin	134,191	121,071	9,937	9,118

Total	134,191	121,071	9,937	9,118

Drilling Activity

The following table describes the development and exploratory wells we drilled during the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011		2010		2009 (1)
	Gross	Net	Gross	Net	Gross	Net

Development:			-	-	-	-
Productive wells	3.0	2.25	2.0	1.4	-	-
Dry wells	1.0	1.0	1.0	0.7	-	-
	4.0	3.25	3.0	2.1	-	-
Exploratory:
Productive wells	-	-	-	-	-	-
Dry wells	-	-	-	-	-	-
	-	-	-	-	-	-

Total	4.0	3.25	3.0	2.1	-	-

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

As of December 31, 2011 we had 2 gross (1.75 net) wells in progress.

Major Customers

During 2011 and 2010, the Company had one customer, Shell Trading (US), individually accounting for approximately 76 percent and 64 percent, respectively, of our revenues.  During 2009, the Company did not have any production or customers.

Employees

As of March 15, 2012 we had 10 employees, including two part time employees. For the foreseeable future, we intend to only add additional personnel as our operational requirements grow. In the interim, we plan to continue to use the services of independent consultants and contractors to perform various professional services, including land, legal, environmental and tax services. We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

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

Recent Developments

 In December 2011, we sold 2,840 net undeveloped acres in Weld County, Colorado to a third party.  The sale included one marginally producing oil well in which the Company owned a 25% net working interest. The purchase price was approximately $4.5 million (approximately $1,600 per net acre).

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

From time to time, we enter into derivative contracts. These contracts economically hedge our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations.  For additional information about hydraulic fracturing and related regulatory matters, see “Risk Factors — Risks Related to Our Company”.   Federal and state legislation and regulatory initiatives related to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and gas wells.

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

The Federal Water Pollution Control Act Amendments of 1972 and 1977, or Clean Water Act, imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the Environmental Protection Agency, or EPA, has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

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

The Clean Air Act of 1963 and subsequent extensions and amendments, known collectively as the Clean Air Act, and state air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.  Over the next several years, we may be required to incur capital expenditures for air pollution control equipment or other air emissions-related issues. For example, on July 28, 2011, the EPA proposed a range of new regulations that would establish new air emission controls for oil and natural gas production, including, among other things, the application of reduced emission completion techniques, referred to as “green completions,” for completion of newly drilled and fractured wells in addition to establishing specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. Final action on the proposed rules is expected no later than April 3, 2012. If this action is finalized, we do not believe that such requirements will have a material adverse effect on our operations.

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

Overriding royalty interest. Is similar to a basic royalty interest except that it is created out of the working interest. For example, an operator possesses a standard lease providing for a basic royalty to the lesser or mineral rights owner of 1/8 of 8/8. This then entitles the operator to retain 7/8 of the total oil and natural gas produced. The 7/8 in this case is the 100% working interest the operator owns. This operator may assign his working interest to another operator subject to a retained 1/8 overriding royalty. This would then result in a basic royalty of 1/8, an overriding royalty of 1/8 and a working interest of 3/4. Overriding royalty interest owners have no obligation or responsibility for developing and operating the property. The only expenses borne by the overriding royalty owner are a share of the production or severance taxes and sometimes costs incurred to make the oil or gas salable.

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

Risks related to our company

We have historically incurred losses and cannot assure investors as to future profitability. We have historically incurred losses from operations during our history in the oil and natural gas business. As of December 31, 2011, we had a cumulative deficit of approximately $68.0 million. Many of our properties are in the exploration stage, and to date we have established a limited volume of proved reserves on our properties. Our ability to be profitable in the future will depend on successfully implementing our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis. In addition, should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this annual report.

Our credit agreements mature on June 30, 2013, and our lender can foreclose on several of our properties if we do not pay off or refinance our approximately $21 million of loans. Some of our oil and gas properties are pledged as collateral for our credit agreements. Failure to repay these loans at maturity or refinance them could cause a default under the credit agreements and allow the lender to foreclose on these properties.

Currently, the majority of our revenue after field level operating expenses is required to be paid to our lender as debt service and our lenders have allowed us to defer some of these payments. In 2011, our lender has deferred the payment of approximately $2 million of revenue toward debt service, and there can be no assurance that our lender will continue to permit deferrals. As of December 31, 2011, we had working capital of $1.3 million. We sold our Grover field property for $4.5 million in January 2012 and will seek to obtain additional capital through the sale of our securities, the successful deployment of our cash on hand, bank lines of credit, joint ventures, and project financing. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price could be materially adversely affected.

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

We have limited management and staff and will be dependent upon partnering arrangements. We have ten employees. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

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

The loss of our chief executive officer could adversely affect us. We are dependent on the extensive experience of our chief executive officer to implement our acquisition and growth strategy. The loss of the services of this individual could have a negative impact on our operations and our ability to implement our strategy.

We experienced a material weakness in our disclosure controls and systems. In our quarterly report on Form 10-Q for the quarter ended June 30, 2011, we noted the following material weaknesses in our disclosure controls and systems:

●	Review of contracts for financial implications was not being performed timely.
●	Independent, internal reviews and approvals of critical accounting schedules used to prepare financial statements were not performed timely during the second quarter.

Although since the date of that report, we have designed and implemented new controls surrounding the review of material contracts, the review of critical accounting schedules and our quarter closing process, we are currently in the process of testing and evaluating these controls, and until we complete our testing we cannot provide assurance that the new controls are fully functional or will be sufficient to prevent future material weaknesses in our disclosure controls and systems.

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

The actual quantities and present value of our proved reserves may be lower than we have estimated. In addition, the present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves. This annual report contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves contained in our filings with the SEC. The December 31, 2011, reserve estimate was prepared by our Senior Reserve Engineer and audited by RE Davis. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control. You should also not assume that our initial rates of production of our wells will lead to greater overall production over the life of the wells, or that early results suggesting lack of reservoir continuity will prove to be accurate.

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

Our large inventory of undeveloped acreage and large percentage of undeveloped proved reserves may create additional economic risk.  Our success is largely dependent upon our ability to develop our large inventory of future drilling locations, undeveloped acreage and undeveloped reserves. As of December 31, 2011, approximately 47% of our total proved reserves were undeveloped.  To the extent our drilling results are not as successful as we anticipate, natural gas and oil prices decline, or sufficient funds are not available to drill these locations and reserves, we may not capture the expected or projected value of these properties. In addition, delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.

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

All of our producing properties and operations are located in the DJ Basin region, making us vulnerable to risks associated with operating in one major geographic area.  All of our estimated proved reserves at December 31, 2011, and our 2010 and 2011 sales were generated in the DJ Basin in southeastern Wyoming, northeastern Colorado and southwestern Nebraska. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the DJ Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

We could be required to pay liquidated damages to some of our investors if we fail to maintain the effectiveness of a prior registration statement. We could default and accrue liquidated damages under registration rights agreements covering approximately 3.2 million shares of our common stock if we fail to maintain the effectiveness of a prior registration statement as required in the agreements. In such case, we would be required to pay monthly liquidated damages of up to $228,050. The maximum aggregate liquidated damages are capped at $1,368,300. If we do not make a monthly payment within seven days after the date payable, we are required to pay interest at an annual rate of 18% on the unpaid amount. If we default under the registration rights agreement and accrue liquidated damages, we could be required to either raise additional outside funds through financing or curtail or cease operations.

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

We may be subject to risks in connection with acquisitions, and the integration of significant acquisitions may be difficult. We periodically evaluate acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of producing properties requires an assessment of several factors, including:

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

Risks relating to the oil and gas industry

Oil and natural gas prices are highly volatile, and lower prices will negatively affect our financial condition, planned capital expenditures and results of operations. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

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

Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we receive for oil and, to a lesser extent, natural gas that we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. In addition, we may need to record asset carrying value write-downs if prices fall. A significant decline in the prices of natural gas or oil could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

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

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the federal Safe Drinking Water Act. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. Under the proposed legislation, this information would be available to the public via the internet, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  At the state level, some states have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. It is also possible that a portion of our oil and gas properties could be subject to eminent domain proceedings or other government takings for which we may not be adequately compensated. See “Business--Government Regulations” for a more detailed description of our regulatory risks.

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
●
restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, including new environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells;

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

Risks relating to our common stock

There is a limited public market for our shares and we cannot assure you that an active trading market or a specific share price will be established or maintained.

Our common stock trades on the Nasdaq Global Market, generally in small volumes each day.  The value of our common stock could be affected by:

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

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our common stock and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our common stock in the open market. In these situations, you may be required either to sell at a market price which is lower than your purchase price, or to hold our common stock for a longer period of time than you planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or oil and gas properties by using common stock as consideration.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our properties are subject.

Item 4. MINE SAFETY DISCLOSURES

Not applicable
PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

On November 2, 2011 our common stock began trading on the Nasdaq Capital Market under the symbol "RECV."  Between September 25, 2009 and November 1, 2011 our stock traded on the OTC Market under the symbol "RECV.OB."

The following table shows the high and low reported sales prices of our common stock for the periods indicated.  Effective October 19, 2011 we completed a 1:4 reverse stock split, and stock prices prior to such date have been adjusted to reflect the effect of the stock split.

	High	Low
2011

Fourth Quarter	$7.00	2.99
Third Quarter	$11.00	4.88
Second Quarter	$13.00	8.80
First Quarter	$15.56	$7.80
2010
Fourth Quarter	$10.00	$7.24
Third Quarter	$10.00	$6.00
Second Quarter	$16.00	$1.00
First Quarter	$22.00	$8.20
2009
Fourth Quarter	$23.00	$12.00
September 25, 2009 through September 30, 2009	$24.00	$17.00

On March 13, 2012, there were approximately 28 owners of record of our common stock.

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

Stock Performance Graph

The following performance graph compares the cumulative total stockholder return on Recovery Energy, Inc. common stock with the SPDR S &P 500 Stock Index and the Dow Jones US Oil and Gas Production index for the period from September 25, 2009 through December 31, 2011, assuming an initial investment of $100 and the reinvestment of all dividends, if any.   This historic stock price performance is not necessarily indicative of future stock performance.

Recent Sales of Unregistered Securities

We have previously disclosed by way of quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during 2011, except as follows:

In December 2011, we issued 66,330 shares of unregistered common stock to purchase oil and gas interests covering 884 net acres in Weld County, Colorado.  Issuance of the shares described above was not registered under the Securities Act of 1933.

The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.  These securities qualified for exemption since the issuance of the securities by us did not involve a public offering and the purchasers are all accredited investors as defined in Regulation D under the Securities Act. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. In addition, these shareholders have the necessary investment intent as required by Section 4(2) since each agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 6.  SELECTED FINANCIAL DATA

The table below contains selected consolidated financial data. The statement of operations, cash flow, balance sheet and other financial data for each year has been derived from our consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes included elsewhere in this report.    Shares and per share data has been adjusted for the effects of a 1:4 reverse stock split completed in the 4th quarter of 2011.  The Company owned no oil and gas properties prior to 2010, and had no significant operations prior to 2009.

	Years Ended December 31,
	2011	2010	2009
REVENUES AND OTHER INCOME:
Oil sales	7,148,110	9,504,737	-
Gas sales	547,190	68,075	-
Other	666,794	184,880	-
Total Revenues	8,362,094	9,757,692	-
COSTS AND EXPENSES:
Production Costs	1,514,784	862,042	-
Production Taxes	838,714	1,056,244	-
General and administrative	10,544,347	15,530,248	1,057,306
Impairment of oil and natural gas properties	2,821,176	-	2,750,000
Depreciation depletion and amortization	4,347,117	5,036,648	-
Common stock and warrants issued in aborted property transactions	-	-	8,404,106
Restructuring and related consulting			17,700,000
Bad debt expense	-	400,000	-
Total costs and expenses	20,066,138	22,885,182	29,911,412
Income (loss) from continuing operations	(11,704,044)	(13,127,490)	(29,911,412)
Interest expense	(8,218,225)	(6,640,209)	31
Convertible notes derivative gain	3,821,792	-	-
Debt inducement expense	(2,800,000)	-	-
Other	71,253	28,666	-
Net loss	(18,829,225)	(19,739,033)	(29,911,381)

Net loss per common share:
Basic and Diluted	$(1.21)	$(2.15)	$(12.19)

Weighted average common shares outstanding:
Basic and Diluted	15,543,758	9,167,803	2,453,921

Cash flow data:
Cash flow provided by (used in) operations	(570,247)	3,758,694	(381,239)
Cash flow provided by /(used in) investing activities	(13,308,468)	(46,809,758)	639,639
Cash flow provided by/(used in) financing activities	11,057,693	48,471,408	(150,000)

Balance sheet data:
Cash and cash equivalents	2,707,722	6,679,285	129,276
Property, plant and equipment, net of depletion and impairment	72,137,035	56,129,467	-
Total assets	81,287,860	68,121,929	895,026
Total liabilities	31,619,635	(23,865,327)	(328,754)
Common stock subject to redemption	-	(86,257)	(172,516)
Total shareholders’ equity	49,668,225	44,170,344	393,756

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item 1A “Risk Factors”.

General

We are an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the DJ Basin. Our business strategy is designed to create shareholder value by leveraging the knowledge, expertise and experience of our management team along with that of our operating partners.

We principally target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally located in Colorado, Nebraska, and Wyoming.

It is our belief that the exploration and production industry’s most significant value creation occurs through the drilling of successful development wells and the enhancement of oil recovery in mature fields given appropriate economic conditions.  We intend to acquire producing properties and develop properties based on our view of the pricing cycles of oil and natural gas and available exploration and development opportunities of proved, probable and possible reserves.

Results of Operations

2011 compared to 2010

The following table compares operating data for the fiscal year ended December 31, 2011 to December 31, 2010:

	2011	2010
REVENUES AND OTHER INCOME:
Oil sales	7,148,110	9,504,737
Gas sales	547,190	68,075
Realized gains on commodity hedges	625,043	570,233
Other	41,751	(385,353)
	8,362,094	9,757,692
EXPENSES:
Production Costs	1,514,784	862,042
Production Taxes	838,714	1,056,244
General and administrative	10,544,347	15,530,248
Impairment of oil and natural gas properties	2,821,176	-
Depreciation depletion and amortization	4,347,117	5,036,648
Bad debt expense	-	400,000
	20,066,138	22,885,182
Income (loss) from continuing operations	(11,704,044)	(13,127,490)
Interest expense	(8,218,225)	(6,640,209)
Other	71,253	28,666
Debt Inducement Expense	(2,800,000)	-
Conversion Note Derivative Gain	3,821,792	-
Net income	(18,829,224)	(19,739,033)

Total revenues in 2011 declined from $9.8 million in 2010 to $8.4 million in 2011 due primarily to a decrease in net oil production due to natural reservoir production declines.  This reduction in oil sales was partially offset by an increase in net gas production, but also affected by changes in the average unit prices received by the Company for the sale of its oil and gas products.  The following table shows the comparison of production volume and average prices:

	Year Ended December 31,
	2011	2010
Oil Sales (net bbls)	81,443	133,709
Gas Sales (net mcf)	115,583	14,914

Average Oil Price	$87.77	$71.08
Average Gas Price	$4.73	$4.56

Average Price per BOE	76.41	74.47
Production Costs	15.19	6.33
Production Taxes	8.18	7.76
Depreciation and Amortization	42.25	36.98
Total Operating Costs	65.62	51.07
Gross Margin	10.79	23.40
Gross Margin %	14.12%	31.42%

As shown in the table, oil volumes declined 39%, gas volume increased by 675%, and prices for both oil and gas increased.  The gas volume increase can be attributed to the production of one gas well that produced during the entirety of 2011, but only for part of 2010.  The decline in oil volume is due almost entirely to natural production declines.

Other revenues in 2010 included an unrealized loss on commodity hedges of $399,000.  Unrealized losses on commodity hedges in 2011 were nominal.

Production taxes in 2011 decreased by 22% in 2011 as a result in the overall decrease in oil and gas sales.  Production costs increased by 77%.  This increase is due primarily to an increase in the number of workovers, property improvements and other onsite work that was performed on our producing properties during the year.

Depletion expense declined in 2011 by 16% as a result of lower unit volumes of oil and gas sales, and a declining cost center, even though the cost per BOE increased by 14%.

An impairment expense of $2.8 million was recorded in 2011 as a result of capitalized costs exceeding the standardized measure of reserve values.

General and administrative expenses declined 32% in 2011 as compared to 2010.  2011 general and administrative expenses included non-cash stock compensation expense of $6.7 million compared to $13.1 million in 2010.  Excluding these non-cash components, cash general and administrative expenses were $3.9 million in 2011 compared to $2.23 million in 2010.  Cash general and administrative expenses in 2011 increased primarily as a result of an increase in payroll, and legal and third party fees related to transactions, as well as general increases in other general and administrative expense areas.

Interest expense increased by $1.6 million in 2011 as compared to 2010.  2011 interest includes non-cash loan costs amortization of $5.0 million, and cash interest expense of $3.2 million, compared to cash interest expense in 2010 of $2.7 million.  Cash interest increased in 2011 primarily as a result of an increase in the average level of debt.

In 2011, we recorded inducement expense of $2.8 million related to an amendment of our convertible debentures that reduced the conversion price from $9.40 to $4.25 per share.  The inducement related to a request to the holders of the convertible debentures to release certain collateral so that it could be sold. We also recorded derivative gains of $3.8 million related to the reduction of liability attributed to the conversion feature recorded as of the original transaction date in the first quarter of 2011, versus the liability related to this conversion feature as of the end of the year.

2010 compared to 2009

In general our revenues and expenses were significantly higher in 2010 when compared to inception through December 31, 2009 as during 2009 we were a development stage company with minimal activities.  In January 2010, we acquired our first producing oil and gas assets and incurred interest expense with the associated debt utilized to acquire the property.     Therefore, results are generally not comparable for the year ended December 31, 2010 to the period of inception through December 31, 2009.  We have presented the results for each period below.

Revenue and other income:

For the twelve month period ended December 31, 2010, we had $9,504,737 in oil sales and $68,075 in natural gas sales, respectively.

Average daily net production for the twelve month period ended December 31, 2010 was 373 BOEPD.

Miscellaneous Income and Operating Fees

We earned net operating fees of $13,487 during the twelve months ended December 31, 2010. We realized a mark-to-market gain of $28,666 during the twelve months ended December 31, 2010 on a put agreement associated with 85,000 shares of stock placed in conjunction with our reverse merger in September 2009.

Price Risk Management Activities

We recorded a net loss on our derivative contracts that do not qualify for cash flow hedge accounting of $(398,840) for the year ended December 31, 2010.  This amount represents an unrealized non-cash loss which represents a change in the fair value of our mark-to-market derivative instruments at December 31, 2010 as detailed in “Note 5 – Financial Instruments and Derivatives” and “Note 6 – Fair Value of Financial Instruments”.  We realized a gain on our derivative contracts that do not qualify for cash flow hedge accounting $570,233 for the year ended December 31, 2010.  This amount represents a realized cash gain from the settlement of our forward sale contracts for the quarter ended December 31, 2010 as detailed in “Note 5 – Financial Instruments and Derivatives” and “Note 6 – Fair Value of Financial Instruments”.

Oil and Gas Production Expenses, Depreciation, Depletion and Amortization

	Years ended December 31,
	2010	2009 (1)
Net production
Oil (Bbl)	133,709	-
Gas (Mcf)	14,914	-
MBOE	136,195	-
Average net daily production
Oil (Bbl)	366	-
Gas (Mcf)	41	-
BOE	373	-
Average realized sales price, excluding the effects of hedging
Oil (per Bbl)	$71.08	$-
Gas (per Mcf)	$4.56	$-
Per BOE	$70.29	$-
Average realized sales price, including the effects of hedging
Oil (per Bbl)	$75.27	$-
Gas (per Mcf)	$4.56	$-
Per BOE	$74.47	$-
Production costs per BOE
Lease operating expense (2)	$6.33	$-
DD&A	$36.98	$-
Production taxes	$7.76	$-

Total operating costs	$51.07	$-

Gross margin percentage	31%	$-%

(1)	Prior to January 2010, the Company did not own any oil and gas properties.
(2)	Approximately $2.35/BOE of lease operating expense relates to surface, subsurface, road repairs and work-over activities.

General and Administrative Expenses

General and administrative expenses were $15,530,248 for the year ended December 31, 2010.  Our general and administrative expenses twelve months ended December 31, 2010 included $1,464,990 in professional fees (financial advisors, attorneys, accountants, and reserve engineers) of which $372,393 were noncash, and $9,958,300 in non-cash compensation expense.  We also incurred a non-cash expense of $54,500 in rental expense for our office lease for the year ending December 31, 2010 and a non-cash warrant modification expense of $2,953,450 for the year ended December 31, 2010. Total non-cash general and administrative expenditures for the year ended December 31, 2010 was approximately $13,300,000.  This compares to approximately $1,057,306 in general and administrative expenditures from inception through December 31, 2009 which included non-cash expenditures of $690,000.

Depreciation Expense

Depreciation and amortization expense were $5,036,648 for the twelve months ended December 31, 2010.

Interest Expense

Total interest expense was $6,640,209 for the year ended December 31, 2010.  The interest expense was comprised of $3,989,649 in non-cash amortization of expenses for the year ended December 31, 2010 related to warrants issued and overriding royalty interests assigned to our lender in conjunction with the closing of the three credit agreements and the extension of the credit agreements.  We incurred $2,655,131 in cash interest expense for the year ended December 31, 2010.  We, nor our predecessor business, did not incur interest expense from inception through December 31, 2009.

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

Plan of Operations

Our plan of operations for the next twelve months is to identify and develop oil and natural gas prospects from our existing inventory of undeveloped acreage. In this regard, we have gradually added structure and staffing to our company as we become the operator of an increasing number of acquired properties. By acting as the operator, we have greater control over operating, drilling and developmental decisions, and would expect to generally better control our overall finding costs as we increase our exploration and development activities.

We anticipate the investment of substantial capital during the next few years to evaluate, assess and develop our existing inventory of developed and undeveloped oil and gas leases.  The following table summarizes our inventory of developed and undeveloped oil and gas leases by expiration date:

Summary of Leases Held:	Net Acres
Held by production and continuous operations	19,126.40
Expired 2/2012	3,462.44
Expires 2012	805.89
Expires 2013	13,944.80
Expires 2014	25,530.36
Expires 2015	61,361.21
Expires 2016	5,957.95
Total Leased Acreage	130,189.04

Our existing producing properties currently extend the termination dates of leases that comprise 9,739 net acres indefinitely, until such time as commercial production ceases with respect to a well that is holding a respective lease tract.  While these net acres are categorized as developed, many of these leases also have potential for future development in other zones known to be productive, such as the Niobrara.  In addition, we are also currently conducting completion and/or evaluation procedures on two wells in progress.  Operations that are being conducted on these two wells are extending the primary terms of leases that comprise approximately 9,387 net acres.  Absent successful completions of one or both of these wells, the lease terms of some or all of these acres may expire.  The Company’s current investment in these leases is approximately $9.0 million.

Approximately 64% of our remaining inventory of undeveloped leases provide for extension of lease terms from two to five years, at the option of the Company, via payment of varying, but typically nominal, extension amounts.

The acquisition and development of properties and prospects and the pursuit of fresh opportunities require that we maintain access to adequate levels of capital.   We will strive for an optimal balance between our property portfolio and our capital structuring that will allow for growth designed to build shareholder value and profitability.   The decisions around the balancing of capital needs and property holdings will be a challenge to us as well as all companies in the entire energy industry during this time of continued disruption in the financial markets and an increasingly complex global economic picture.  As a function of balancing properties and capital, we may decide to monetize certain properties to reduce debt or to allow us to acquire interests in new prospects or producing properties that may be better suited to the current economic and energy industry environment.

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained under “Financial Condition and Liquidity” below, based on our present working capital and current rate of cash flow from operations, we will need to raise additional capital to partially fund our overhead, and  fund our exploration and development budget through, at least, December 31, 2012.  We will seek additional capital through the sale of our securities and we will endeavor to obtain additional capital through debt and project financing.  However, as described further below, under the terms of our $21 million in credit facilities, we are prohibited from incurring any additional debt from third parties without prior consent from our lender.  Our ability to obtain additional capital through new debt instruments and project financing may be subject to the repayment of our $21 million credit facility.

We intend to use the services of independent consultants and contractors to perform various professional services, including land, legal, environmental, investor relations and tax services.  We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Financial Condition and Liquidity

Cash used in operating activities during the year ended December 31, 2011 was $.6 million, and cash used in investing activities exceeded cash provided by financing activities by approximately $2.2 million. This net cash use contributed to a substantial decrease in our net working capital as of December 31, 2011.  Expenditures subsequent to December 31, 2011 have continued to exceed cash receipts, causing a further reduction of the Company’s working capital position.

In the immediate term, the Company expects that additional capital will be required to fund its capital budget for 2012, to partially fund some of its ongoing overhead, and to provide additional capital to generally improve its working capital position. We anticipate that these capital requirements will be funded by a combination of capital raising activities, including the selling of additional debt and/or equity securities and the selling of certain assets. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of our 2012 capital budget.

Pursuant to our credit agreements with Hexagon, a substantial portion of our monthly net revenues derived from our producing properties is required to be used for debt and interest payments.  In addition, our debt instruments contain provisions that, absent consent of the lenders, may restrict our ability to raise additional capital.

Since inception, we have raised approximately $72 million in cash generally through private placements of debt and equity securities. In December 2011, we sold certain undeveloped acreage for total proceeds of $4.5 million.  During 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues of approximately $2,000,000 in the aggregate as payment on the Hexagon debt.  In November 2011, Hexagon extended the maturity date of their notes to January 1, 2013, and also advanced an additional $309,000 to us. We repaid the $309,000 advance in February 2012.  In March 2012, Hexagon extended the maturity date of their Notes to June 30, 2013, and in connection therewith we agreed to make minimum monthly note payments of $325,000, effective immediately.    We will continue to pursue alternatives to shore up our working capital position and to provide funding for our planned 2012 expenditures.

On March 19, 2012, we entered into agreements with our existing convertible debenture holders to extend the amount of the convertible debenture debt by up to an additional $5.0 million. Proceeds resulting from the increase in the convertible debentures will be used to partially fund the 2012 Capital Budget. The initial closing related to these agreements will be in the amount of $1.5 million and is expected to occur prior to March 23, 2012. On or before September 15, 2012, convertible debenture holders may elect to purchase up to an additional $3.5 million in additional convertible debentures. All terms of the expansion convertible debentures are substantively identical to the existing convertible debentures.

2012 Capital Budget

Our anticipated 2012 capital expenditure budget is $10-15 million, which is allocated primarily to the drilling and completion of oil and gas wells in the DJ Basin in Wyoming, Nebraska and Colorado targeting the conventional Dakota ‘D’ sand and Muddy ‘J’ sand targets.  In addition, approximately one-third of this budget may be directed toward additional development procedures on certain unconventional Niobrara shale properties.    We estimate the completed cost for each conventional well to be between $800,000 and $900,000.  Specific allocations of the 2012 budget directed at Niobrara shale properties have not been determined at this time.

Our 2012 capital expenditure budget is subject to various factors, including the availability of capital, market conditions, oilfield services and equipment availability, commodity prices and drilling results. While we continue to explore opportunities to expand our acreage position, our current budget is allocated to drilling and completing wells. Any leasehold acquisitions that we choose to pursue would require us to adjust our budget.  Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget as the cash flow from the wells could provide additional capital which we may use to increase our capital budget.

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

Our 2012 drilling program is designed to provide flexibility to accommodate both the timing of the securing of adequate capital, and to identify suitable well locations.   We anticipate funding the 2012 capital program through a combination of the issuance of additional equity or debt securities, use of existing working capital and operating cash flows, and from cash provided by potential joint venture participants.  We may choose to sell certain non-strategic assets in order to supplement the funding of our 2012 capital budget.

We cannot give assurances that our working capital on hand, our cash flow from operations or any available capital or borrowings, equity offerings or other financings, or sales of non-strategic assets will be sufficient to fund our anticipated capital expenditures. If our existing and potential sources of investment capital   are not sufficient to undertake our planned 2012 capital expenditures, we may be required to reduce our 2012 drilling capital budget,   curtail our expenditures and/or restructure our operations.

On March 19, 2012, we entered into agreements with our existing convertible debenture holders to extend the amount of the convertible debenture debt by up to an additional $5.0 million. Proceeds resulting from the increase in the convertible debentures will be used to partially fund the 2012 Capital Budget. The initial closing related to these agreements will be in the amount of $1.5 million and is expected to occur prior to March 23, 2012. On or before September 15, 2012, convertible debenture holders may elect to purchase up to an additional $3.5 million in additional convertible debentures. All terms of the expansion convertible debentures are substantively identical to the existing convertible debentures.

During the year ended December 31, 2011, our working capital decreased to $1.3 million compared to $4.4 million at December 31, 2010. This lower level of working capital is primarily of the result of cash used in opertions, and cash investing activities that exceeded cash provided by financing activities.

During the year ended December 31, 2011, net cash used in operating activities was $570,000. The primary changes in operating cash during the year ended December 31, 2010 were $18.8 million of net loss, adjusted for non-cash charges of $ 4.3 million of depreciation, depletion and amortization expenses and accretion expense, $6.5 million of stock-based compensation and stock paid for services, $4.4 million of amortization of deferred financing costs, $2.8 million of impairment expense, $2.8 million of debt inducement expense, and offset by $3.3 million in non-cash gains on derivatives.

During the year ended December 31, 2011, net cash used by investing activities was $13.3 million. The primary changes in investing cash during the year ended December 31, 2011 was $9.4 million in expenditures related to our acquisitions which consisted primarily of the unevaluated acreage, and $7.0 million in drilling capital expenditures, offset by $3.0 million in proceeds received from the sale of certain undeveloped acreage.

During the year ended December 31, 2011, net cash provided by financing activities was $11.0 million. The primary changes in financing cash during the year ended December 31, 2011 were $8.0 million related to the issuance of convertible debt, $2.1 million derived from the issuance of common stock, and $.9 million in other changes in debt.

Our primary term debt of $21 million is currently due on June 30, 2013.   We will very likely need to replace or refinance this debt prior to its due date.  While we believe we have sufficient liquidity and other sources of capital available to us that will allow us to conduct our current operations for the next 12 months, we will need to find additional sources of capital  to fund our drilling budget and, if necessary, to replace our existing debt facility.  We will seek to obtain this additional capital through a combination of the issuance of additional equity or debt securities, use of existing working capital and operating cash flows, and from cash provided by potential joint venture participants.  We may also choose to sell certain non-strategic assets in order to supplement the funding of our 2012 capital budget.

Currently, we have no agreements or understandings with any third parties at this time for additional working capital. Further, under the terms of our credit agreements, we are prohibited from incurring any additional debt from third parties without prior consent from our lender. Our ability to obtain additional working capital through bank lines of credit and project financing may be subject to the repayment of the approximately $21 million debt related to our primary credit facility.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price will be materially adversely affected.

Obligations and Commitments

We have the following contractual obligations and commitments as of December 31, 2011 (in thousands):
	Payments due by period
Contractual obligations	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Secured debt	$21,280,637	$1,150,967	$20,129,670	$—	$—
Interest on secured debt	4,725,000	3,150,000	1,575,000	—	—
Convertible debentures	8,400,000		8,400,000	—	—
Interest on convertible debentures	1,428,000	672,000	756,000
Operating leases	72,000	72,000	—	—	—

Total contractual cash obligations (1)	$35,905,637	$5,044,967	$30,860,670	$—	$—

(1)  We could be liable for liquidated damages under registration rights agreements covering approximately 3.2 million shares of our common stock if we fail to maintain the effectiveness of a prior registration statement as required in the agreements. In such case, we would be required to pay monthly liquidated damages of up to $228,050. The maximum aggregate liquidated damages are capped at $1,368,300

Off-Balance Sheet Arrangements

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

Use of Estimates

The financial statements included herein were prepared from the records of Recovery in accordance with generally accepted accounting principles in the United States, or GAAP, and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an on-going basis and base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable. Our most significant financial estimates are associated with our estimated proved oil and gas reserves as well as valuation of common stock used in various issuances of common stock, options and warrants and estimated fair value of the asset held for sale.

Oil and Natural Gas Reserves

We follow the full cost method of accounting. All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment would be recognized. Under the SEC rules, we prepared our oil and gas reserve estimates as of December 31, 2011, using the average, first-day-of-the-month price during the 12-month period ending December 31, 2011.

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

In applying the full cost method, we perform a ceiling test on properties that restricts the capitalized costs, less accumulated depletion, from exceeding an amount equal to the estimated undiscounted value of future net revenues from proved oil and natural gas reserves, as determined by independent petroleum engineers. The estimated future revenues are based on sales prices achievable under existing contracts and posted average reference prices in effect at the end of the applicable period, and current costs, and after deducting estimated future general and administrative expenses, production related expenses, financing costs, future site restoration costs and income taxes. Under the full cost method of accounting, capitalized oil and natural gas property costs, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves, plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, we would recognize impairment.

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

Share Based Compensation

The Company accounts for share-based compensation by estimating the fair value of share-based payment awards made to employees and directors, including restricted stock grants, on the date of grant.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.

Derivative Instruments

During 2011, the Company entered into swaps to reduce the effect of price changes on a portion of our future oil production. We reflect the fair market value of our derivative instruments on our balance sheet. Our estimates of fair value are determined by obtaining independent market quotes as well as utilizing a valuation model that is based upon underlying forward curve data and risk free interest rates. Changes in commodity prices will result in substantially similar changes in the fair value of our commodity derivative agreements. We do not apply hedge accounting to any of our derivative contracts, therefore we recognize mark-to-market gains and losses in earnings currently.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market or price risks.

Commodities Price Risk.  Our financial condition, results of operations and capital resources are dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our development activities.

In order to protect the Company from uncertainty associated with oil and natural gas prices we entered into the following:

On December 21, 2011, we entered into a Commodity Fixed Price Swap contract that covers approximately 40% of our forecasted 2012 oil production.   This contract covers 100 bopd throughout 2012, or a total of 36,600 barrels, and establishes a fixed sales price per barrel of $96.25.  At the end of each month in 2012, the fixed price is compared to a floating price equal to the average of settlement prices of the Nymex Prompt month WTI crude oil contract.  If the fixed price is less than the floating price, then the Company will make an immediate payment to the swap counterparty equal to the difference in the fixed and floating prices multiplied by the monthly oil volume (3,000 barrels in a 30 day month).  Alternatively, if the fixed price is more than the floating price, then we will receive a payment from the swap counterparty equal to the difference between the fixed and floating prices multiplied by the monthly volume.

As of December 31, 2011, the estimated forward floating price was approximately $2 per barrel higher than the fixed price.  As a result, we recorded an unrealized loss accrual related to this Swap contract of approximately $76,000.

We may, from time to time, enter into other similar agreements in order to hedge oil prices from future substantial price swings.

Interest Rate Risk.  We have minimal interest rate risk as all of our debt currently provides for fixed interest rates.  However, we may enter into future transactions that could result in higher interest rates, or in floating or adjustable interest rates that could expose the Company to additional interest rate risks.

Foreign Currency Risk.  We do not currently have any substantial exposure to foreign currency risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear immediately after the signature page of this report. See "Index to Financial Statements" included in this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

We have not completed our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, the end of our fiscal year, and have filed an extension on Form 12B-25 in order to allow us time to complete this assessment.

Our independent registered public accounting firm has also not completed its audit of the effectiveness of our internal control over financial reporting as of December 31, 2011.  We expect this audit to be completed prior to the expiration date of the extension referenced above, and also expect that both this audit and the management’s report will conclude that our controls are ineffective.

Changes in Internal Control over Financial Reporting.

There have been changes in our internal control over financial reporting during the three months ended December 31, 2011 that have improved our internal control over financial reporting.  As described in Item 4T, “Controls and Procedures” in our quarterly reports on Form 10-Q dated June 30, 2011 and September 30, 2011, we identified material weaknesses in our internal controls over financial reporting with regard to having sufficient control over the timely review of contracts with financial implications and the review of critical accounting schedules.

During the 4th quarter of 2011, a plan was introduced and implemented to address the material weakness described above. Specifically, management implemented financial procedures designed to improve the documentation of internal controls and closing procedures. Additionally, management implemented several entity-specific controls designed to devote resources to the improvement of our internal control over financial reporting and in particular, provide an overall company-wide financial review to ensure all critical accounting schedules are properly and timely prepared and reviewed.

Also, during the three months ended December 31, 2011, management began the process of implementing a new accounting system (software) to improve and solidify our procedures and to help mitigate the risk of material misstatements within the financial reporting process. The implementation was not completed as of December 31, 2011. Management believes that it is likely that a material weakness exists as of December 31, 2011 because the implementation was not completed in time to be used in conjunction with this report.

The effects of the changes in internal control over financial reporting cannot be fully assessed until such time as management completes its assessment of internal controls over financial reporting as of December 31, 2011.

 Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

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

10.1
Cancellation agreements, dated September 21, 2009 between Universal Holdings, Inc. and two former shareholders (incorporated herein by reference to Exhibit 10.1 to the Company's annual report on form 10-K for the year ended December 31, 2010).
.

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

10.29	Employment Agreement with Roger A. Parker.

10.30	Employment Agreement with Jeffrey A. Beunier (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on December 23, 2010).

10.31	Director Appointment Agreement with James Miller (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on May 20, 2010).

10.32	Form of Warrant Issued in Private Placement (incorporated herein by reference to Exhibit 4.1 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.33	Warrant issued to Hexagon Investments, LLC (incorporated herein by reference to Exhibit 4.2 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.34	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.35	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K.

10.36	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.37	Letter Agreement with Hexagon Investments, LLC (incorporated herein by reference to Exhibit 10.4 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.38	Independent Director Appointment Agreement with Timothy N. Poster (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 7, 2010).

10.39	Independent Director Appointment Agreement with Conway J. Schatz (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on June 7, 2010).

10.40	Consulting Agreement with Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.41	Five Year Warrant to Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.42	Three Year Warrant to Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.43	Warrant to Globe Media (incorporated herein by reference to Exhibit 10.4 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.44	Registration Rights Agreement with Hexagon Investments, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.45	Stockholders Agreement with Hexagon Investments Incorporated (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 29, 2010).

10.46	Form of $2.20 Warrant Issued to Persons Exercising $1.50 Warrants (incorporated herein by reference to Exhibit 10.1 to the Company's current report on form 8-K filed on October 8, 2010).

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

10.54
Termination Agreement dated as of December 15, 2009 with Edward Mike Davis, L.L.C. (incorporated herein by reference to Exhibit 10.54 to the Company's annual report on form 10-K for the year ended December 31, 2010).

10.55	Amendments to three Credit Agreements with Hexagon, LLC, dated March 15, 2012.

10.56	Second Amendment to 8% Senior Secured Convertible Debentures dated March 19, 2012.

10.57	Securities Purchase Agreement for additional 8% Senior Secured Convertible Debentures dated March 19, 2012.

10.58	Form of 8% Senior Secured Convertible Debentures dated March 19, 2012.

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company's annual report on form 10-K for the year ended December 31, 2009).

16.1
Letter from Jewett, Schwartz, Wolfe & Associates to the U.S. Securities and Exchange Commission dated January 19, 2010 (incorporated herein by reference to Exhibit 16.1 to the Company's periodic report on form 8-K dated January 21, 2010).

21.1	List of subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the Company's registration statement on Form S-1 (333-164291).

23.1	Consent of Hein & Associates, LLP (included in their report on page F-1)

23.2	Consent of RE Davis.

31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002

99.1	Report of RE Davis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECOVERY ENERGY INC

Date: March 19, 2012	By:	/s/ Roger A Parker
Roger A. Parker
President, Chief Executive Officer and Chairman of the Board of Directors (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Parker	President, Chief Executive Officer and Chairman of	March 19, 2012
Roger A Parker	the Board of Directors

/s/ A. Bradley Gabbard	Chief Financial and Accounting Officer	March 19, 2012
A. Bradley Gabbard

/s/ Eric Ulwelling	Principal Accounting Officer	March 19, 2012
Eric Ulwelling

/s/ Tim Poster	Director	March 19, 2012
Tim Poster

/s/ W. Phillip Marcum	Director	March 19, 2012
W. Phillip Marcum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Recovery Energy, Inc.

We have audited the accompanying consolidated balance sheets of Recovery Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2011 and December 31, 2010 and for the period from March 6, 2009 (Inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recovery Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and December 31, 2010 and for the period from March 6, 2009 (Inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado

March 19, 2012

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$2,707,722	$5,528,744
Restricted cash	932,165	1,150,541
Accounts receivable	2,227,466	857,554
Prepaid assets	75,376	27,772
Total current assets	5,942,729	7,564,611

Oil and gas properties (full cost method), at cost:
Unevaluated properties	45,697,481	33,605,594
Evaluated properties	32,113,143	26,307,975
Wells in progress	6,425,509	1,219,397
Total oil and gas properties, at cost	84,236,133	61,132,966

Less accumulated depreciation, depletion and amortization	(12,099,098)	(5,003,499)
Net oil and gas properties, at cost	72,137,035	56,129,467

Other assets:
Office equipment, net	106,286	51,129
Prepaid advisory fees	574,160	979,449
Deferred financing costs	2,341,595	3,211,566
Restricted cash and deposits	186,055	185,707
Total other assets	3,208,096	4,427,851

Total Assets	$81,287,860	$68,121,929

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,050,768	$968,295
Commodity price derivative liability	75,609	398,840
Related party payable	16,475	11,638
Accrued expenses	1,354,204	1,540,592
Short-term note	1,150,967	208,881
Total current liabilities	4,648,023	3,128,246

Asset retirement obligation	612,874	507,280
Term-note payable	20,129,670	20,229,801
Convertible notes payable, net of discount	4,929,068	-
Convertible notes conversion derivative liability	1,300,000	-
Total long-term liabilities	26,971,612	20,737,081
Total liabilities	31,619,635	23,865,327

Commitments and contingencies – Note 8	-	-
Preferred stock, 10,000,000 authorized, none issued and outstanding as of December 31, 2011 and 2010.	-	-
Common stock subject to redemption rights, $0.0001 par value; 0 and 10,625 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	-	86,257
Common Stock, $0.0001 par value: 100,000,000 shares authorized; 17,436,825 and 14,453,592 shares issued and outstanding (excluding 0 and 10,625 shares subject to redemption) as of December 31, 2011 and December 31, 2010, respectively	1,744	1,445
Additional paid-in capital	118,146,119	93,819,314
Accumulated deficit	(68,479,638)	(49,650,414)
Total shareholders' equity	49,668,225	44,170,345
Total liabilities and shareholders' equity	$81,287,860	$68,121,929

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	March 6, 2009 (Inception) through December 31, 2009
Revenues:
Oil sales	$7,148,110	$9,504,737	$-
Gas sales	547,190	68,075	-
Operating fees	117,360	13,487	-
Realized gain on price hedges	625,043	570,233	-
Unrealizedlosses price hedges	(75,609)	(398,840)	-
Total revenues	8,362,094	9,757,692	-

Costs and expenses:
Production costs	1,514,784	862,042	-
Production taxes	838,714	1,056,244	-
General and administrative (includes non-cash consideration of $6,656,152, $13,097,346, and $684,778 for the periods ended December 31, 2011, 2010 and 2009)	10,544,347	15,530,248	1,057,306
Depreciation, depletion,accretion, and amortization	4,347,117	5,036,648	-
Impairment of equipment	-	-	2,750,000
Impairment of evaluated properties	2,821,176	-	-
Bad debt expense	-	400,000	-
Fair value of common stock and warrants issued in aborted property acquisitions	-	-	8,404,106
Restructuring and related consulting costs	-	-	17,700,000
Total costs and expenses	20,066,138	22,885,182	29,911,412

Loss from operations	(11,704,044)	(13,127,490)	(29,911,412)

Other income	71,253	-	-
Convertible notes conversion derivative gain	3,821,792	-	-
Interest expense (includes non-cash interest expense of $ 4,993,997, $3,989,649, and $0 for the periods ended December 31, 2011, 2010 and 2009)	(8,218,225)	(6,640,209)	31
Unrealized gain on lock-up	-	28,666	-
Debt inducement expense	(2,800,000)	-	-

Net loss	$(18,829,224)	$(19,739,033)	$(29,911,381)

Earnings per common share
Basic and diluted	$(1.21)	$(2.15)	$(12.19)

Weighted average shares outstanding:
Basic and diluted	15,543,758	9,167,803	2,453,921

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended December 31, 2011, December 31, 2010 and from March 6, 2009 (Inception) through December 31, 2009

	Common Stock
	Subject to Redemption		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, March 6, 2009 (Inception)	$-	-	-	$-	$-	$-	$-

Common stock issued in reverse merger	-	-	524,750	52	(33,957)	-	(33,905)

Common stock issued in exchange of debt	-	-	525,000	53	3,249,790	-	3,249,843

Common stock issued in lock-up agreement	21,250	172,516	-	-	-	-	-

Common stock issued in restructuring	-	-	1,250,000	125	17,499,500	-	17,499,625

Common stock issued in attempted acquisition	-	-	425,000	43	5,824,830	-	5,824,873

Common stock issued for cash	-	-	31,250	3	499,988	-	499,991

Restricted stock and performance options issued to employees and directors	-	-	-	-	684,778	-	684,778

Warrants issued for financing commitment	-	-	-	-	3,329,106	-	3,329,106

Common stock reacquired in attempted acquisition	-	-	(62,500)	(6)	(749,975)	-	(749,981)

1:4 Reverse stock split	-	-	-	-	808	-	808

Net loss	-	-	-	-	-	(29,911,381)	(29,911,381)

Balance, December 31, 2009	21,250	172,516	2,693,500	269	30,304,868	(29,911,381)	393,756

Common stock issued for property acquisitions	-	-	2,929,167	293	15,786,328	-	15,786,621

Common stock issued in connection with financing property acquisitions	-	-	1,250,000	125	5,249,500	-	5,249,625

Common stock issued for cash	-	-	3,978,789	398	14,924,142	-	14,924,540

Common stock issued for services	-	-	502,216	50	2,256,038	-	2,256,088

Restricted stock issued to employees and directors	-	-	2,235,797	223	8,375,327	-	8,375,550

Warrants exercised for cash	-	-	853,500	85	5,120,658	-	5,120,743

Warrants issued for cash, services and fees	-	-	-	-	11,712,671	-	11,712,671

Common stock no longer subject to redemption	(10,625)	(86,258)	10,625	1	86,258	-	86,258

1:4 Reverse stock split	-	-	-	-	3,525	-	3,525

Net loss	-	-	-	-	-	(19,739,033)	(19,739,033)

Balance, December 31, 2010	10,625	86,258	14,453,593	1,444	93,819,315	(49,650,414)	44,170,344

1:4 Reverse stock split	-	-	-	-	387	-	387

Common stock issued for property acquisitions	-	-	2,269,543	228	10,895,665	-	10,895,893

Common stock no longer subject to redemption (1)	(10,625)	(86,258)	10,625	1	86,254	-	86,255

Common stock issued in connection with interest payment of the financing	-	-	78,982	8	559,863	-	559,872

Common stock issued for services	-	-	10,000	1	81,996	-	81,997

Restricted stock issued to employees and directors	-	-	238,750	24	6,161,041	-	6,161,065

Warrants issued for cash	-	-	375,333	38	2,129,801	-	2,129,804

Warrants issued for debt extension	-	-	-	-	1,611,797		1,611,832

Debt conversion expense	-	-	-	-	2,800,000	-	2,800,000

Net loss	-	-	-	-	-	(18,829,224)	(18,829,224)

Balance, December 31, 2011	-	-	17,436,825	$1,744	$118,146,119	$(68,479,638)	$49,668,225

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	March 6, 2009 (Inception) through December 31, 2009

Cash flows from operating activities:
Net loss	$(18,829,224)	$(19,739,033)	$(29,911,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of equipment	-	-	2,750,000
Impairment of evaluated properties	2,821,176	-	-
Debt inducement and warrant modification expense	2,800,000	2,953,450	-
Common stock issued for convertible note interest	559,873	-	-
Bad debt expense	-	400,000	-
Common stock for services and compensation	6,566,152	8,701,263	884,778
Fair value of warrants issued	-	-	3,329,106
Non-cash restructuring costs	-	-	17,500,000
Loss on aborted property acquisitions	-	-	5,075,000
Changes in the fair value of commodity price derivatives	(549,434)	398,840	-
Compensation expense recognized for assignment of overrides	-	1,578,080	-
Amortization of deferred financing costs	4,446,911	3,989,649	-
Change in fair value of convertible notes conversion derivative	(3,821,792)	-
Depreciation, depletion, and amortization and accretion of asset retirement obligation	4,347,117	5,036,648	-

Changes in operating assets and liabilities:
Accounts receivable	73,940	(757,554)	(100,000)
Restricted cash	218,376	(1,129,665)	(20,876)
Other assets	39,451	(34,066)	15,627
Accounts payable and other accrued expenses	757,207	2,361,082	96,507
Net cash provided by (used in) operating activities	(570,247)	3,758,694	(381,239)

Cash flows from investing activities:
Additions of evaluated properties and equipment (net of purchase price adjustment)	-	(25,580,793)	-
Acquisition of unevaluated properties	(9,433,073)	(18,560,412)	-
Drilling capital expenditures	(7,017,523)	(4,637,111)	-
Sale of unevaluated property interests	3,000,000	2,000,000	1,500,000
Sale of drilling rigs	-	100,000	-
Additions of office equipment	(83,727)	(55,767)	(750,470)
Proceeds from hedge settlement	226,203	-	-
Investment in operating bonds	(348)	(75,675)	(109,891)
Net cash provided by (used in) investing activities	(13,308,468)	(46,809,758)	639,639

Cash flows from financing activities:
Proceeds from sale of common stock, units and exercise of warrants	2,129,870	28,132,727	500,000
Proceeds from debt	9,411,597	28,500,000	-
Common stock reacquired in attempted Church acquisition	-	-	(750,000)
Common stock issuable	-	(100,000)	100,000
Payment of debt	(483,774)	(8,061,319)	-
Net cash provided by (used in) financing activities	11,057,693	48,471,408	(150,000)

Net increase in cash and cash equivalents	(2,821,023)	5,420,344	108,400
Cash and cash equivalents, beginning of period	5,528,744	108,400	-
Cash and cash equivalents, end of period	$2,707,722	$5,528,744	$108,400

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest	$3,201,312	$2,655,131	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Purchase of rigs for note payable	$-	$-	$3,250,000
Sale of property for receivable	$1,443,852	$-	$-
Debt issuance cost	$400,000	$-	$-
Purchase of properties for common stock	$10,895,893	$15,787,500	$8,025,000
Stock and warrants issued for deferred financing costs	$1,611,832	$6,867,735	$-
Stock and warrants issued for prepaid financial advisory fees	$-	$1,234,510	$-
Stock and warrants issued for prepaid financial office rent	$81,997	$-	$-
Default on note in property acquisition	$-	$-	$(2,200,000)
Property additions for asset retirement obligation	$61,469	$479,238	$-
Stock issued for payment on long-term debt	$559,872	$-	$-

The accompanying notes are an integral part of these financial statements.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

On September 21, 2009, Universal Holdings, Inc. (“Universal”), a Nevada corporation, completed the acquisition of Coronado Acquisitions, LLC (“Coronado”). Under the terms of the acquisition, Coronado was merged into Universal. On October 12, 2009, Universal changed its name to Recovery Energy, Inc. (“Recovery”, “Recovery Energy”, “we”, “our”, and the “Company”). The Agreement was accounted for as a reverse acquisition with Coronado being treated as the acquirer for accounting purposes. Accordingly, the financial statements of Coronado have been adopted as the historical financial statements of Recovery.

The Company is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 130,000 net acres.  Recovery drills for, operates and produces oil and natural gas wells through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All common stock share information is retroactively adjusted for the effect of a 4:1 reverse stock split that was effective October 19, 2011.

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

Certain amounts in the December 31, 2010 consolidated financial statements have been reclassified to conform to the December 31, 2011 consolidated financial statement presentation. Such reclassifications had no effect on net income.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Our most significant financial estimates are associated with our estimated proved oil and gas reserves as well as valuation of common stock used in various issuances of common stock, options and warrants. Significant financial estimates are also required for the analysis of impairment of oil and gas properties.

Principle of Consolidation

The accompanying consolidated financial statements include Recovery Energy, Inc. and its wholly−owned subsidiaries Recovery Oil and Gas, LLC, and Recovery Energy Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.  Both subsidiaries were inactive and were dissolved in the 4th quarter of 2011.

Liquidity

Cash used in operating activities during the year ended December 31, 2011 was $.6 million and cash used in investing activities exceeded cash provided by financing activities by approximately $2.2 million. This net cash use contributed to a substantial decrease in our net working capital as of December 31, 2011.  Expenditures subsequent to December 31, 2011 have continued to exceed cash receipts, causing a further reduction of the Company’s working capital position.

In the immediate term, the Company expects that additional capital will be required to fund its capital budget for 2012, partially to fund some of its ongoing overhead, and to provide additional capital to generally improve its working capital position. We anticipate that these capital requirements will be funded by a combination of capital raising activities, including the selling of additional debt and/or equity securities and the selling of certain assets. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of our 2012 capital budget.

Pursuant to our credit agreements with Hexagon, a substantial portion of our monthly net revenues derived from our producing properties is required to be used for debt and interest payments.  In addition, our debt instruments contain provisions that, absent consent of the Lenders, may restrict our ability to raise additional capital.

Since inception, the Company raised approximately $72 million in cash generally through private placements of debt and equity securities. In December 2011, the Company sold certain undeveloped acreage for total proceeds of $4.5 million.  During 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues of approximately $2,000,000 in the aggregate as payment on the Hexagon debt. In November 2011, Hexagon extended the maturity date of their notes to January 1, 2013, and also advanced an additional $309,000 to the Company. The Company repaid the $309,000 advance in February 2012.  In March 2012, Hexagon extended the maturity date of their notes to June 30, 2013, and in connection therewith, the Company agreed to make minimum note payments of $325,000, effective immediately.  The Company will continue to pursue alternatives to shore up its working capital position and to provide funding for its planned 2012 expenditures.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid debt securities which have original maturities of 90 days or less at the purchase date.

Restricted Cash

Restricted cash consists of severance and ad valorem tax proceeds which are payable to various tax authorities and amounts restricted pursuant to our loan agreements.

Accounts Receivable

The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables for years ended December 31, 2011or December 31, 2010.  Receivables which derive from sales of certain oil and gas production are collateral for our Loan Agreements (see Note 7).

During the year ended December 31, 2010, the Company wrote off a note receivable for $400,000 as a bad debt expense (see Note 13). During the year ended December 31, 2011 and period ended December 31, 2009, no receivable amounts were written off to bad debt expense.

Assets Held For Sale

Assets held for sale are recorded at the lower of cost or estimated net realizable value. As of December 31, 2011 and 2010, the Company did not have any assets held for sale.

Concentration of Credit Risk

The Company's cash, cash equivalents and short-term investments are invested at major financial institutions primarily within the United States. At December 31, 2011 and December 2010, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the federal governmental agency. The Company may at times have balances in excess of the federally insured limits.

The Company's receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities. Therefore, the collectability is dependent upon the general economic conditions of the few purchasers and joint interest owners. The receivables are not collateralized. However, to date the Company has had minimal bad debts.

Significant Customers

During the year ended December 31, 2011 and December 31, 2010, approximately 76% and 64%, respectively, of the Company's revenue sold to one customer, Shell Trading (US). However, the Company does not believe that the loss of a single purchaser, including Shell Trading (US), would materially affect the Company's business because there are numerous other purchasers in the area in which the Company sells its production.

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

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves, and (c) estimated dismantlement and abandonment costs, net of estimated salvage values, that are not otherwise included in capitalized costs.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to sum of i.) the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves, plus ii.) the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized.  As of December 31, 2011, the Company recognized an impairment of $2,821,176. During the year ended December 31, 2010 and period ended December 31, 2009, no impairment charges were recognized.

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

Unproved Properties

The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. When proved reserves are assigned to such properties or one or more specific properties are deemed to be impaired, the cost of such properties or the amount of the impairment is added to costs subject to depletion calculations. During the year ended December 31, 2011, the Company impaired $3,861,875 of unproved property value.  During the years ending December 31, 2010 and December 31, 2009, no impairment was recorded.

Wells in Progress

Wells in progress represent wells that are currently in the process of being drilled or completed or otherwise under evaluation as to their potential to produce oil and gas reserves in commercial quantities. Such wells continue to be classified as wells in progress and withheld from the depletion calculation and the ceiling test until such time as either proved reserves can be assigned, or the wells are otherwise abandoned. Upon either the assignment of proved reserves or abandonment, the costs for these wells are then transferred to exploration and development costs and become subject to both depletion and the ceiling test calculations in future periods. At December 31, 2011, the Company had two wells in progress, both of which have been drilled and completed and are pending evaluation as to their potential to produce commercial quantities of oil and gas reserves.

Deferred Financing Costs

 As of December 31, 2011 and December 31, 2010, the Company recorded unamortized deferred financing costs of approximately $2.3 million and $3.2 million, respectively, related to the closing of its loans and credit agreements (see Note 7). Deferred financing costs include origination (warrants issued and overriding royalty interests assigned to our lender), legal and engineering fees incurred in connection with the Company's credit facility, which are being amortized over the term of the credit facility. The Company recorded amortization expense of approximately $5.0 million and $4.0 million, respectively, in the years ended December 31, 2011 and December 31, 2010.

Prepaid Advisory Fees

The Company accounts for prepaid advisory services with the total consideration amortized over the underlying service agreement period. As of December 31, 2011 and 2010 prepaid financial advisory fees were approximately $574,000 and $979,000, respectively.  The prepaid fees were paid with non-cash consideration (shares of our common stock and warrants exercisable for shares of our common stock issued to our financial advisors) initially issued in 2010 in the amount of $1,234,000.  This amount is being amortized over the term of the underlying agreement. The Company amortized $405,000 and $247,000, respectively of prepaid fees during the years ended December 31, 2011 and December 31, 2010.

The following schedule details the future expense of the prepaid advisory fees.

2012	$405,289
2013	168,871
Total	$574,160

Property and Equipment

Property and equipment (other than the full cost pool) are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to 7 years. The Company recorded $34,000 and $5,000 of depreciation for the years ended December 31, 2011 and December 31, 2010, respectively.

Impairment of Long-lived Assets

The Company accounts for long-lived assets (other than the full cost pool), which include property and equipment, prepaid advisory fees, and identifiable intangible assets with finite useful lives (subject to amortization, depletion, and depreciation), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

For the period ended December 31, 2009, the Company recorded impairment expense of $2,750,000 related to the two medium depth drilling rigs. As of December 31, 2011 and 2010, no impairment has been recorded for long lived assets other than the impairment of its capitalized oil and gas property costs during 2011 as discussed above.

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such items. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to Recovery Energy, certain other assets and liabilities are measured at fair value as discussed in Note 6.

Commodity Derivative Instrument

The Company utilizes swaps to reduce the effect of price changes on a portion of our future oil production. On a monthly basis, a swap requires us to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay us if the settlement price is less than the strike price. The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company's ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivative contracts to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions (see Note 5).

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts are currently with one counterparty. The Company has netting arrangements with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement (see Note 5).

Revenue Recognition

The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

Asset Retirement Obligation

The Company incurs retirement obligations for certain assets at the time they are placed in service. The fair values of these obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for the change in their present value.

For purposes of depletion calculations, the Company also includes estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations.

Asset retirement obligations incurred are classified as Level 3 (unobservable inputs) fair value measurements. The asset retirement liability is allocated to operating expense using a systematic and rational method. As of December 31, 2011 and 2010, the Company recorded a net asset of $592,150 and $540,707 and a related liability of $612,874 and $507,280 (see Note 6).

The information below reconciles the value of the asset retirement obligation for the periods presented:

	For the years ended December 31,
	2011	2010
Balance, beginning of period	$507,280	-
Liabilities incurred	61,469	478,208
Accretion expense	44,125	28,042
Change in estimate	-	1,030
Balance, end of period	$612,874	$507,280

Share Based Compensation

The Company measures the fair value of share-based compensation expense awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, Recovery may change the input factors used in determining future share-based compensation expense.

Recovery accounts for option grants to non-employees whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached (Note 12).

Warrant Modification Expense

The Company accounts for the modification of warrants as an exchange of the old award for a new award. The incremental value is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before modification, and is either expensed as a period expense or amortized over the performance or vesting date. We estimate the incremental value of each warrant using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimate with the greatest degree of subjective judgment is the estimated volatility of our stock price (Note 12).

Loss per Common Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive. For the years ended December 31, 2011 and December 31, 2010, outstanding warrants and derivatives of 5,638,900 and 5,764,233, respectively, have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred. Accordingly, basic shares equal diluted shares for all periods presented. On October 16, 2011, the Company affected a 4:1 reverse stock split.

Income Taxes

For tax reporting, the Company continues to file its tax returns on an April 30 year end, which is the legal tax year end of its predecessor.

The Company uses the asset liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  As of December 31, 2011, the Company has determined that no liability is required to be recognized.

Our policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. However, we did not accrue interest or penalties at December 31, 2011 and December 31, 2010, because the jurisdiction in which we have unrecognized tax benefits does not currently impose interest on underpayments of tax and we believe that we are below the minimum statutory threshold for imposition of penalties. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next 12 months. The earliest years remaining subject to examination are April 30, 2010 and 2009.

Recently Issued Accounting Pronouncements

The Company did not adopt any new authoritative guidance for the year ended December 31, 2011 that had a material impact on its financial statements.

NOTE 3 – OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS AND DIVESTITURES

DJ Basin Properties Acquisitions – Accounted for as a Business Combination

During the fourth quarter of 2009, the Company pursued a number of acquisition opportunities.  The Company entered into two purchase and sale agreements with Edward Mike Davis, LLC and affiliates (“Davis”) for the purchase of multiple oil and gas properties.  The Company was not successful in fulfilling the requirements under the purchase and sale agreements and forfeited 1,450,000 shares of our common stock with an estimated fair value of $5,075,000.

In January 2010, the Company acquired the Wilke Field from Davis for $4,500,000.   The Company simultaneously entered into a credit agreement with Hexagon to finance 100% of the purchase of the Wilke Field properties.  Hexagon received 1,000,000 shares of the Company's common stock in connection with the financing.  The Company recorded $2.25 million in deferred financing costs related to the shares issued in conjunction with the loan (see Note 7).

In March 2010, the Company acquired the Albin Field properties from Davis for $6,000,000 and 550,000 shares of common stock with an estimated fair value of $412,500. The Company simultaneously entered into a loan agreement with Hexagon to finance 100% of the cash portion of the purchase price.  The Company recorded approximately $737,822 in deferred financing costs related to 750,000 shares of the Company’s common stock and a one-half percent overriding royalty in the leases and wells in connection with the financing from Hexagon (see Note 7).

In April 2010, the Company acquired the State Line Field properties from Davis for $15,000,000 and 2,500,000 shares of common stock with an approximate fair value of $1,875,000. The Company simultaneously entered into a loan agreement with Hexagon to finance 100% of the cash portion of the purchase price. The Company recorded approximately $2,780,775 in deferred financing costs related to 3,250,000 shares of the Company’s common stock, 2,000,000 warrants to acquire the Company’s common stock at $2.50 per share and a one percent overriding royalty interest in connection with the financing from Hexagon (see Note 7).

All three of the acquisitions above were recorded at their fair values as of the acquisition date. The following table summarizes the fair values of assets acquired and liabilities assumed for each acquisition as of the related acquisition date:

	Wilke Field	Albin Field	State Line Field
Consideration given:
Cash payment funded by debt	$4,500,000	$6,000,000	$15,000,000
Stock	-	412,500	1,875,000
Total consideration attributable to allocation	$4,500,000	$6,412,500	$16,875,000

Allocation of purchase price:

Proved oil and gas properties	$4,418,267	$4,675,099	$15,529,268
Unproved oil and gas properties	83,200	1,791,619	1,070,975

Total fair value of oil and gas properties acquired	4,501,467	6,466,718	16,600,243
Oil and gas revenue receivable	195,594	-	-

Total assets	4,697,061	6,466,718	16,600,243

Accounts payable	-	-	(52,147)
Asset retirement obligation	(197,061)	(54,218)	(149,151)

Total liabilities acquired	(197,061)	(54,218)	(201,298)

Net assets acquired	$4,500,000	$6,412,500	$16,398,945

Supplemental information:
Value attributable to ORRI paid to lender	$-	$(175,322)	$(158,685)
Value attributable to ORRI awarded to management	$(125,220)	$(701,290)	$(317,370)

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

	For the Year Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating revenues	$12,941,108	$6,070,500

Operating loss	$(10,599,304)	$(29,001,745)

Net loss	$(19,063,015)	$(33,489,536)

Pro forma loss per common share:
Basic and diluted	$(2.08)	$(12.92)

Also in May 2010, the Company acquired additional undeveloped leasehold acreage and certain overriding royalty interests on existing Company owned acreage and wells in the DJ Basin from Davis for 2,000,000 shares of common stock valued at $1,500,000 and a cash payment of $20 million.

In August 2010, the Company farmed into approximately 240 net acres in exchange for carrying Davis, the lease owner, for a 26% working interest in one well, which has been drilled. The Company also farmed into approximately 533 net acres in the state of Nebraska in exchange for carrying Davis, the lease owner, for a 33% working interest in one well which has been drilled.

In November 2010, the Company purchased certain oil and gas interests of approximately 33,800 net acres located in Laramie County and Goshen County, Wyoming, and Banner County, Kimball County, and Scotts Bluff County, Nebraska from Davis. Additionally, the Company acquired rights below the base of the Greenhorn on approximately 23,000 net acres in Laramie County and Goshen County, Wyoming, and Banner County and Kimball County, Nebraska.  The Company issued 6,666,667 shares of our common stock to acquire the property with an estimated fair value of approximately $12,000,000.

In December 2010, the Company entered into an acquisition and development agreement with TRW Exploration, LLC (a related party, see note 9) whereby TRW paid $2,000,000 for the purchases of an interest in approximately 2,000 net undeveloped acres and also agreed to carry the Company’s 40% interest in two horizontal wells to be drilled on lands defined by the agreement. TRW subsequently funded the drilling and completion costs of two horizontal wells on the lands covered by the leases, at a total cost of approximately $7 million. This agreement was terminated in December, 2011 and TRW sold back its interest in the wells along with all of its rights to the undeveloped acreage, in consideration for the issuance by the Company of 1,500,000 shares of unregistered common stock valued at $4,875,000. Additional amounts were incurred in drilling the wells and were paid by the Company. The Company allocated $2 million of this purchase price to the undeveloped leases, and the remainder to the purchase of the two wells.

The two wells are in progress and currently being evaluated as to their potential to establish commercial production of oil and gas. These wells are carried as wells in progress as of December 31, 2011 at a total cost of $6.4 million.

In February 2011, the Company purchased undeveloped oil and gas leases from various private individuals for $1,253,780 in cash and $653,449 in stock in the Grover Field and surrounding area in Weld County, Colorado, and Goshen County, Wyoming.

In March 2011, the Company purchased undeveloped oil and gas interests located in Laramie County, Wyoming. The purchase price was $6,469,552 cash and shares of common stock valued at $5,798,546 in stock. The Company also closed on two acquisitions of undeveloped oil and gas leases from various private individuals for a combined $551,519 in cash in Goshen County, Wyoming.

DJ Basin Properties Divestitures

Effective December 31, 2011 the Company sold 2,838 net acres of undeveloped leases for consideration of approximately $4.5 million.  A gain of $1.8 million related to the sale of this acreage was applied as a credit to the carrying costs of evaluated oil and gas properties.

Depreciation, depletion and amortization (“DD&A”) expenses related to the proved properties were  approximately $4,274,215 and $5,036,000 for the years ended December 31, 2011 and December 31, 2010, respectively. During the year ended December 31, 2011, the company impaired the carrying costs of its evaluated oil and gas properties by $2.8 million as a result of an excess of carrying costs above the applicable ceiling threshold. Prior to January 1, 2010, the Company did not own any oil and gas properties therefore we did not incur DD&A expense in 2009.

The following table sets forth a summary of oil and gas property costs (net of divestitures) not being amortized as of December 31, 2011:

As of December 31, 2011
Leasehold acquisitions
2010	$33,605,594
2011	12,091,887
Unevaluated properties	45,697,481

Wells in progress exploration 2011	6,425,509
Total	$52,122,990

The Company plans to evaluate exploration costs (wells-in progress) in 2012 and will likely develop, sell or reclassify to evaluated properties its inventory of unevaluated leasehold over the next three years.   Included in its inventory of unevaluated leases are certain undeveloped leases with an approximate carrying value of $11 million that are being held and extended by the conducting of continuous operations on the two wells in progress. If commercial production is not eventually established in one or both of the two wells in progress, some or all of these leases may expire, and require such cases to be reclassified to evaluated property and subject to the Company’s full cost lid calculation.

NOTE 4 – WELLS IN PROGRESS

The following table reflects the net changes in capitalized additions to wells in progress during 2010 and 2009:

	For the Year Ended December 31,
	2011	2010
Beginning balance	$1,219,254	-
Additions to capital wells in progress costs	8,904,532	1,219,254
Reclassifications to proved properties	(3,698,563)	-

Ending balance	$6,425,509	$1,219,254

All wells in progress have been capitalized for less than one year.

NOTE 5 - FINANCIAL INSTRUMENTS AND DERIVATIVES

Periodically, the Company enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. During the year ended December 31, 2011, the Company terminated and settled certain future commodity swaps resulting in a realized gain of approximately $625,000.

As of December 31, 2011, the Company maintained an active commodity swap for 100 barrels per day through December 31, 2012, at a price of $96.25 per barrel.

The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows:

	For the Year Ended December 31,
	2011	2010	2009(1)
Realized gain on oil price hedges	$625,043	$570,233	$-
Unrealized loss oil price hedges	$(75,609)	$(398,840)	$-

(1)	Prior to January 1, 2010, the Company did not enter any derivative financial instruments.

Unrealized gains and losses resulting from derivatives are recorded at fair value on the consolidated balance sheet and changes in fair value are recognized in the unrealized gain (loss) on hedge contracts line on the consolidated statement of operations. Realized gains and losses resulting from the contract settlement of derivatives are recorded in the realized gain (loss)  line on the consolidated statement of income. As of December 31, 2011, the Company recorded an unrealized loss on its only active swap of $75,609.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.
●	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its cash equivalents and investments at fair value. The Company’s cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, interest payable and customer deposits are primarily classified within Level 1. Cash equivalents and short-term investments are valued primarily using quoted market prices utilizing market observable inputs.

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

At December 31, 2011, the types of derivative instruments utilized by the Company included commodity swaps (see Note 5). The oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

Asset Retirement Obligation

The income valuation technique is utilized determine the fair value of its asset retirement obligation liability at the point of inception by taking into account 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which is based on estimates from reserve engineers; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Convertible Notes Payable Conversion Feature

In February 2011, the Company issued in a private placement $8,400,000 aggregate principal amount of three year 8% Senior Secured Convertible Debentures (“Debentures”) with a group of accredited investors. As of December 31, 2011, the Debentures are convertible at any time at the holders' option into shares of Recovery Energy common stock at $4.25 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. The Company engaged a third party to complete a valuation of this conversion feature as of December 31, 2011 (see Note 7). The valuation was completed using Level 3 inputs.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

December 31, 2011

	Level 1	Level 2	Level 3	Total
Liability
Derivative instruments	$-	$(75,609)	$-	$(75,609)
Convertible notes payable Conversion feature	-	-	(1,300,000)	(1,300,000)
Total liability at fair value	$-	$(75,609)	$(1,300,000)	$(1,375,609)

December 31, 2010

	Level 1	Level 2	Level 3	Total
Liability
Derivative instruments	$-	$(398,840)	$-	$(398,840)
Total liability at fair value	$-	$(398,840)	$-	$(398,840)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2011:

Convertible debt feature (1)
Beginning balances, December 31, 2010	-
Additions of convertible debt feature	(1,300,000)
Ending balance as of December 31, 2011	(1,300,000)

(1)	The Company entered into the convertible debt during the year ended December 31, 2011.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the twelve months ended December 31, 2011 and December 31, 2010.

NOTE 7 - LOAN AGREEMENTS

Term Notes

The Company entered into three separate loan agreements with Hexagon Investments, LLC (“Hexagon”) during 2010. All three loans bear annual interest of 15% and mature on June 30, 2013.

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

In December 2010, Hexagon extended the maturity to September 1, 2011. During the last half of 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues in the total amount of approximately $2 million as payment on the notes. In November 2011, Hexagon extended the maturity to January 1, 2013.  In March 2012, Hexagon agreed to extend the maturity of the notes to June 30, 2013, and in connection there with, the Company agreed to make minimum monthly note payments of $325,000, effective immediately.  In November 2011, Hexagon also temporarily advanced the Company an additional amount of $309,000, which was repaid in full in February 2012.

The Company is subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements. As of December 31, 2011, the Company was in compliance with all covenants under the facilities. If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

Convertible Notes Payable

In February 2011, the Company completed a private placement of $8,400,000 aggregate principal amount of three year 8% Senior Secured Convertible Debentures (the "Debentures") with a group of accredited investors. Initially, the Debentures were convertible at any time at the holders' option into shares of Recovery Energy common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $400,000 of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $400,000 over the life of the loan as deferred financing costs.  The Company amortized $88,888 of deferred financing costs into interest expense during the year ended December 31, 2011 and has $311,112 of deferred financing costs to be amortized over a straight-line basis until January 2014.

In December, 2011, the Company agreed to amend the Debentures to lower the conversion price to $4.25 from $9.40 per share. Therefore, the Debenture are currently convertible into shares of common stock. This amendment was consideration to the Debenture holders in exchange for their agreement to release a mortgage on certain properties so the properties could be sold. The sale of these properties was completed effective December 31, 2011.

The Company engaged a third party valuation firm to complete a valuation of both the conversion feature and the inducement. This valuation resulted in an estimate of the inducement expense of $2.8 million and estimate of the derivative liability as of December 31, 2011 of $1.3 million. A previous independent valuation of the derivative liability estimated the derivative liability as of March 31, 2011 at approximately $5.1 million. The reduction in the derivative value from $5.1 million as of March 31, 2011 to $1.3 million as of December 31, 2011 resulted in a derivative gain of $3.8 million during the year ended December 31, 2011. As of December 31, 2011, the convertible debt is recorded as follows:

As of December 31, 2011
Convertible debt	8,400,000
Debt discount	(3,470,932)
Total convertible debt, net	4,929,068

Annual debt maturities for our debt under our term notes and convertible notes payable obligations as of December 31, 2011 are as follows:

2012	1,150,966
2013	20,129,670
2014	8,400,000
Thereafter	--
Total	29,680,636

Interest Expense

For the years ending December 31, 2011 and December 31, 2010, the Company incurred interest expense of approximately $8,218,000 and $6,600,000, respectively, of which approximately $5.0 million and $4.0 million, respectively, were non-cash interest expense related to the amortization of the deferred financing costs, accretion of the convertible notes payable discount, and convertible notes payable interest paid in stock.

NOTE 8 - COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation

At December 31, 2011, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of December 31, 2011, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Operating Leases

The Company leases an office space under a one year operating lease in Denver, Colorado.  Rent expense for the years ended December 31, 2011 and December 31, 2010, was $82,068 and $54,500, respectively. The Company will have minimum lease payments of $72,000 for the year ending December 31, 2012.

NOTE 9 - RELATED PARTY TRANSACTIONS

Since its inception, five property acquisitions the Company completed have been with the same seller, Davis.  As of December 31, 2011, Davis owned approximately 19.1 % of the common stock of the Company. The cash portion of the purchase price for the first three acquisitions was financed with loans from Hexagon, which owned approximately 15.7% of the stock issued and outstanding at December 31, 2011.  Hexagon received overriding royalty interests in both the Albin Field assets and the State Line Field assets. Hexagon also received warrants to purchase 500,000 shares of the Company’s common stock at $10.00 per share in connection with the financing of an acquisition and warrants to purchase 250,000 shares the Company’s common stock for $6.00 per share in connection with amendments to the loan agreements. A representative of Hexagon also served on the Company’s Board of Directors, until his resignation on January 31, 2012.

The Company entered into an exploration and development agreement with TRW to drill two wells.  The joint venture partners of TRW are also shareholders of the Company.

NOTE 10 - INCOME TAXES

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of December 31, 2011 and 2010 were:

	2011	2010
Deferred tax assets:
Oil and gas properties and equipment	$(515,123)	$(1,335,490)
Net operating loss carry-forward	11,291,513	7,285,426
Share based compensation	4,675,241	3,902,007
Abandonment obligation	205,145	188,728
Derivative instruments	176,514	148,384
Other	(91,304)	(30,896)
Total deferred tax asset	15,741,986	10,158,159
Valuation allowance	(15,741,986)	(10,158,159)
Net deferred tax asset	$-	$-

Reconciliation of the Company’s effective tax rate to the expected federal tax rate is:

	2011	2009
Effective federal tax rate	35.00%	35.00%
Effect of permanent differences	-7.54%	-21.78%
State tax rate	2.20%	2.20%
Change in rate	0.00%	-0.23%
Other	0.00%	3.07%
Valuation allowance	-29.66%	-18.26%
Net	0%	0%

At December 31, 2011 and 2010, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $25,957,000 and $19,582,000, respectively,that may be offset against future taxable income. The Company has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carry-forwards as of December 31, 2011 will expire in 2031.

NOTE 11 - SHAREHOLDERS’ EQUITY

As of December 31, 2011, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 17,436,825 shares of common stock were issued and outstanding. No preferred shares were issued or outstanding. Preferred shares may be issued in such series as Preferred as determined by the Board of Directors. No lock-up or restricted shares were outstanding as of December 31, 2011.

Effective October 19, 2011, the Company completed a four-for-one reverse stock split on its common shares. All references to common stock, restricted stock, stock warrants,  and common stock prices have been adjusted to reflect the effects of the reverse stock split.

In December 2011, the Company provided the 8% convertible debenture holders an inducement to convert their conversion price from $9.40 to $4.25.  An inducement expense of $2.8 million was recognized in 2011. This transaction also increased additional paid-in capital by $2.8 million.  This reduction in conversion price also increased potential dilutive shares outstanding as of December 31, 2011 by 1,082,854 shares from 893,617 to 1,926,471 shares reserved for possible conversion.

In connection with this inducement, the Company entered into an amendment to our 8% senior secured convertible debentures whereby, in addition to the inducement, the mortgage on certain of the Company's oil and gas leases was released and in substitution, we granted a lien on certain replacement oil and gas leases in Nebraska and Wyoming. As partial consideration for the substitution of this collateral, the amendment also provides the holders of the debentures with the first right of refusal to purchase up to 15% of any common stock, preferred stock or convertible debt offering by Recovery through December 31, 2012 at the offering price.

During the year ending December 31, 2011, the Company issued 2,983,233 shares of common stock. The stock issuances were comprised of 2,983,233 shares issued for acquisitions valued at $10,896,071, 10,000 shares issued for services valued at $82,000, 238,824 shares issued as restricted stock grants to employees valued at $6,161,111, 78,972 shares is for interest expense on the convertible notes payable valued at $559,860, 375,333 shares issued in connection with warrant exercises for $2,903,794 of cash.

In addition to the shares of common stock issued during the period, the Company issued convertible notes payable with a face value of $8.4 million. Based upon the current conversion price of $4.25 per share, these notes would convert into 1,976,471 shares of common stock. The conversion price is subject to other adjustments (See Note 7).

During the year ended December 31, 2010, the Company issued 11,749,467 shares of common stock.  The stock issuances were comprised of 2,929,167 shares issued for acquisitions valued at $15,787,500, 502,216 shares issued for services valued at $2,256,239, 1,250,000 shares issued in connection with the loan agreements valued at $5,250,000, 2,235,797 shares issued as restricted stock grants to employees valued at $10,283,622, and 3,978,788 shares issued for $20,046,733 of cash.

During the year ended December 31, 2010, the Company issued common shares for cash. Included in these shares was a private placement of 3,975,300 units at $1.50 per unit, which included one share of common stock and one common stock purchase warrant. The warrants are exercisable at $1.50 per share through May 23, 2015. Warrants of 853,500 were subsequently exercised during 2010 for $5,121,000 of cash. In connection with the exercise, the Company granted a new warrant for each warrant exercised. The new warrants have an exercise price of $8.80 per share, which was slightly greater than the concurrent market price of the Company's common stock, and expire on September 29, 2015. The value of the new warrants, calculated at $2,953,450 using the Black Scholes method, was expensed as a warrant modification and included in general and administrative expenses.

Temporary Equity

As part of the reverse merger in 2009, 5,313 shares of common stock were issued and outstanding under a lock-up agreement that has terms which may result in the Company reacquiring the shares due to circumstances outside of the Company’s control and therefore the shares are preferential to common shares. The 5,313 shares, which were valued at $172,516, covered by the lock-up agreement were treated as temporary equity and reported separately from other shareholders’ equity. The lock-up period for 2,658 shares ended on September 21, 2010, with the other lock-up period ending on March 21, 2011. As a result, on March 21, 2011, the final 2,658 shares covered under the lock-up agreement were moved to permanent on equity.

Warrants

During 2010, the Company issued common shares for cash. Included in these shares was a private placement of 15,901,200 units at $1.50 per unit, which included one share of common stock and one common stock purchase warrant. The warrants are exercisable at $1.50 per share through May 23, 2015. 3,414,000 of these warrants were subsequently exercised during 2010 for $5,121,000 of cash. In connection with the exercise, the Company granted a new warrant for each warrant exercised. The new warrants have an exercise price of $2.20 per share, which was slightly greater than the concurrent market price of the Company's common stock, and expire on September 29, 2015. The value of the new warrants, calculated at $2,953,450 using the Black Scholes method, was expensed as a warrant modification and included in general and administrative expenses

On January 1, 2011, the Company issued 250,000 warrants with an exercise price of $6.00 per share to Hexagon which was valued at approximately $1,600,000 (See Note7).

A summary of warrant activity for the years ended December 31, 2011 and December 31, 2010 is presented below:

	Warrants (1)	Weighted-Average Exercise Price (1)
Outstanding at December 31, 2009	187,500	$14.00
Granted	6,430,233	6.68
Exercised, forfeited, or expired	(853,500)	6.00
Outstanding at December 31, 2010	5,764,233	7.04
Granted	250,000	6.00
Exercised, forfeited, or expired	(375,333)	6.16
Outstanding at December 31, 2011	5,638,900	$6.33

(1)	On October 17, 2011, the Company performed a 4:1 reverse stock split. The values shown are reflecting the reverse stock split.

The aggregate intrinsic value of warrants was approximately $0 and $6,687,000 based on the Company’s closing common stock price of $5.20 and $8.20 as of December 31, 2011 and December 31, 2010, respectively, and the weighted average remaining contract life was 3.68 years and 4.15 years.

Assumptions used in estimating the fair value of the warrants issued for the periods indicated are presented below:

	For the years ended December 31,
	2011	2010
Weighted-average volatility	97%	80%
Expected dividends	0.00%	0.00%
Expected term (in years)	3 – 5	3 – 5
Risk-free rate	2.02%	1.49%

The Company has not adopted a stock incentive plan for its management team.  Members of the board of directors and the management team are periodically awarded restricted stock grants.

NOTE 12 - SHARE BASED COMPENSATION

The costs of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the year ended December 31, 2011, the Company granted 238,750 shares of restricted common stock to employees of which 207,016, vest during the year ended December 31, 2011. The Company will vest restricted stock of 192,000, 120,000, and 2,500 for the years ending December 31, 2012, 2013, and 2014, respectively. The fair value of these share grants was calculated to be approximately $4,370,808.

The Company recognized stock compensation expense of approximately $6,161,000, $917,000 and $2,714,000 for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2011, the Company had a one-time charge of $3,551,000 for stock compensation expense with the grant of 481,250 shares included in the separation agreement of the former chief financial officer, which was accounted for as a cancellation of an award and issuance of a new award.

A summary of restricted stock grant activity for the year ended December 31, 2011 is presented below

Shares (1)
Outstanding at March 6,2009	$-
Granted	371,050
Vested	-
Outstanding at December 31, 2009	371,050

Granted	1,864,747
Vested	-
Outstanding at December 31, 2010	2,235,797

Granted	932,500
Vested	(828,062)
Outstanding at December 31, 2011	$2,340,235

(1)	On October 17, 2011, the Company affected a 4:1 reverse stock split. The values shown are reflecting the reverse stock split.

The Company will recognize $1,066,000, $366,615 and $12,478 for the years ending December 31, 2012, 2013, and 2014, respectively.

NOTE 13 – DRILLING RIGS

In May 2009, two drilling rigs were contributed to the Company for a note of $3,250,000.  These rigs were recorded at estimated fair value as this was lower than their predecessor cost basis. The note holder subsequently converted the note for 2,100,000 shares of common stock (Note 3).  These rigs required certain capital improvements prior to their ability to be functional in operations.

In 2009, management determined that future drilling operations were not part of their strategic plans.  Management estimated the net realizable value to be $500,000; therefore, an impairment of $2,750,000 was recorded for the period ending December 31, 2009.

In May 2010, the Company entered into a purchase and sale agreement for the rigs.  The Company sold the rigs for $700,000 under which the Company received $100,000 in cash and the balance in a five-year secured note. The acquirer defaulted on the note and the Company is now pursuing the remedies afforded to it under the note and security agreement.  The Company believes it is in a first lien position on the underlying collateral, however, in 2010 the Company elected to fully reserve the $400,000 note receivable as the ability to recover the amount and the value of the underlying collateral was uncertain.

NOTE 14: SUBSEQUENT EVENTS

On March 19, 2012, the Company entered into agreements with its existing convertible debenture holders to extend the amount of its debenture debt by up to an additional $5.0 million. Proceeds resulting from the increase in the debentures will be used principally for the development of certain of the Company's proved undeveloped properties, and other undeveloped leases currently targeted by the Company for exploration, as well as for other working capital purposes. Any new producing properties that are developed from the proceeds of this offering will be pledged as collateral to secure the expanded debt.

The initial closing related to these agreements will be in the amount of $1.5 million and is expected to occur prior to March 23, 2012. On or before September 15, 2012, convertible debenture holders may elect to purchase up to an additional $3.5 million in additional debentures. All terms of the expansion convertible debentures are substantively identical to the existing convertible debentures (see Note 7).

NOTE 15- SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The following table sets forth information for the years ended December 31, 2011, 2010 and 2009 with respect to changes in the Company's proved (i.e. proved developed and undeveloped) reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)
December 31, 2009	-	-
Purchase of reserves	643,955	-
Revisions of previous estimates	123,679	-
Extensions and discoveries	58,463	323,493
Sale of reserves	-	-
Production	(133,709)	(14,914)
December 31, 2010	692,388	308,579
Purchase of reserves	-	-
Revisions of previous estimates	(268,718)	(44,919)
Extensions, discoveries	266,000	-
Sale of reserves
Production	(81,433)	(115,583)
December 31, 2011	608,237	148,077
Proved Developed Reserves, included above:
Balance, December 31, 2009	-	-
Balance, December 31, 2010	277,669	308,579
Balance, December 31, 2011	215,693	148,077
Proved Undeveloped Reserves, included above:
Balance, December 31, 2009	-	-
Balance, December 31, 2010	414,719	-
Balance, December 31, 2011	392,545	-

The Company did not have any reserves as of December 31, 2009.

As of December 31, 2011 and December 31, 2010, we had estimated proved reserves of 608,237 and 692,388 barrels of oil, respectively and 24,680 and 308,579 thousand cubic feet ("MCF") of natural gas, respectively.  Our reserves are comprised of 96% and 93% crude oil and 4% and 7% natural gas on an energy equivalent basis.

The following values for the December 31, 2011 and December 31, 2010 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31 natural gas price of $3.96 and $4.39 per MMBtu (NYMEX price) and crude oil price of $88.16 and $77.78 per barrel (West Texas Intermediate price). All prices are then further adjusted for transportation, quality and basis differentials.

During the years ended December 31, 2010, the Company completed multiple acquisitions which included proved reserves associated with producing properties. Included in the Company's December 31, 2010 proved reserves classified as 'Purchase of reserves' in the table above, are $3,760,000 and 643,955 barrels of crude oil attributable to the acquisitions.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas:

	For the Year Ended December 31, (in thousands)
	2011	2010	2009 (1)
Future oil and gas sales	$55,295	$51,816	$-
Future production costs	(16,579)	(11,614)	-
Future development costs	(8,481)	(8,063)	-
Future income tax expense (2)	-	-	-

Future net cash flows	30,235	32,139	-
10% annual discount	(10,221)	(8,544)	-

Standardized measure of discounted future net cash flows	$20,014	$23,595	$-

(1)	Prior to January 2010, the Company did not own any oil and gas assets.

(2)
Our calculations of the standardized measure of discounted future net cash flows include the effect of estimated future income tax expenses for all years reported. We expect that all of our Net Operating Loss’ (“NOL”) will be realized within future carry forward periods. All of the Company's operations, and resulting NOLs, are attributable to our oil and gas assets. There were no taxes in any year as the tax basis and NOL's exceeded the future net revenue.

The principle sources of change in the standardized measure of discounted future net cash flows are:

	2011	2010	2009 (1)
Balance at beginning of period	$23,595	$-	$-
Sales of oil and gas, net	(5,342)	(7,655)	-
Net change in prices and production costs	8,006	3,084	-
Net change in future development costs	-	(4,563)	-
Extensions and discoveries	5,883	5,067	-
Acquisition of reserves		18,967	-
Sale of reserves		-	-
Revisions of previous quantity estimates	(14,804)	5,245	-
Previously estimated development costs incurred		-	-
Net change in income taxes		-	-
Accretion of discount	2,360	2,043	-
Other	316	1,407	-
Balance at end of period	$20,014	$23,595	$-

Revisions in 2011 of previous quantity estimates relate principally to the exclusion of certain proven undeveloped well locations that were included in the reserve estimates dated December 31, 2010.

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

NOTE 16- QUARTERLY RESULTS (UNAUDITED)

The following tables contain selected unaudited statement of operations information for each quarter of 2011 and 2010. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2011
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Revenues	$1,944,454	$2,630,933	$2,811,429	$1,273,675

Income (loss) from operations	(6,297,854)	(939,330)	(4,069,541)	(2,052,133)

Net earnings (loss)	(7,295,537)	(3,027,618)	(4,762,881)	(3,743,187)

Net earnings per common share:

Basic and diluted	$(0.47)	$(0.19)	$(0.30)	$(0.25)

Weighted average shares outstanding

Basic and diluted	15,543,758	15,775,135	15,635,346	14,778,206

	Year Ended December 31, 2010
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Revenues	$1,519,702	$2,552,790	$5,194,849	$490,351

Income (loss) from operations	(4,191,728)	(5,900,630)	(792,880)	(2,242,252)

Net earnings (loss)	(6,230,293)	(7,491,246)	(3,196,779)	(2,820,715)

Net earnings per common share:

Basic and diluted	$(1.47)	$(2.53)	$(1.99)	$(1.04)

Weighted average shares outstanding

Basic and diluted	9,167,803	2,962,882	6,362,922	2,927,759