Form 10-K/A
period 2011-12-31
RECOVERY ENERGY, INC.
filed 2012-03-29
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

In an audit of our internal controls over financial reporting, both Recovery and our independent registered accounting firm concluded that our internal controls were ineffective as of December 31, 2011. As discussed in Item 9.A CONTROLS AND PROCEDURES, we noted, and our independent registered accounting firm concurred, that the following material weaknesses in our internal control over financial reporting existed as of December 31, 2011:

●	Insufficient independent internal review and approval of critical accounting schedules used in the preparation of financial statements.
●
The financial statement close process did not permit timely preparation of necessary financial information and there is inadequate documentation of internal controls for some assertions in certain significant accounts..

●	Lack of effective controls over general ledger processing, spreadsheets and data back-up.

We are designing and implementing new internal controls to address these issues; however, we can provide no assurance as to when such new controls may be fully functional or whether such controls will be sufficient to prevent future material weaknesses in our internal controls and systems.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ” )) as of December 31, 2011. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2011, and noted the following material weaknesses:

●	Insufficient independent internal review and approval of critical accounting schedules used in the preparation of financial statements.
●
The financial statement close process did not permit timely preparation of necessary financial information and there is inadequate documentation of internal controls for some assertions in certain significant accounts.

●	Lack of effective controls over general ledger processing, spreadsheets and data back-up.

Management reviewed the results of its assessment with our Audit Committee.   The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in its report which is included in this item.

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

During the 4th quarter of 2011, a plan was introduced to address the material weaknesses described in the quarterly reports. Specifically, with respect to review of contracts, management implemented financial procedures designed to improve communication within the company, its auditors and legal counsel to identify material contracts and analyze them for disclosure and accounting implications.  Additionally, management began implementing many entity-specific controls designed to devote resources to the improvement of our internal control over financial reporting and in particular, provide an overall company-wide financial review to ensure all critical accounting schedules are properly and timely prepared and reviewed.  Management also implemented certain financial procedures designed to improve the documentation of internal controls and closing procedures.   This plan was not completed as of December 31, 2011; however, management is continuing with the implementation of this plan with a view toward completion of such plan in 2012.

Also, during the three months ended December 31, 2011, management began the process of implementing a new accounting system (software) to improve and solidify our procedures and to help mitigate the risk of material misstatements within the financial reporting process. The implementation was not completed as of December 31, 2011. Management believes that full implementation in 2012 of the new accounting system, along with certain other changes to its control procedures, will likely address the material weaknesses that existed as of December 31, 2011.

Limitations in Controls and Procedures

Our controls and procedures are designed at a reasonable assurance level. In designing and evaluating our controls and procedures, management recognizes that, because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of possible controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Recovery Energy, Inc.

We have audited Recovery Energy, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Recovery Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment:

●	Insufficient independent internal review and approval of critical accounting schedules used in the preparation of financial statements.
●
The financial statement close process did not permit timely preparation of necessary financial information and there is inadequate documentation of internal controls for some assertions in certain significant accounts.

●	Lack of effective controls over general ledger processing, spreadsheets and data back-up.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 29, 2012 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Recovery Energy, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Recovery Energy, Inc. and our report dated March 29, 2012 expressed an unqualified opinion.

Hein & Associates LLP
Denver, Colorado
March 29, 2012

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

10.29	Employment Agreement with Roger A. Parker (previously filed with annual report on form 10-K filed on March 21, 2012).

10.30	Employment Agreement with Jeffrey A. Beunier (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on December 23, 2010).

10.31	Director Appointment Agreement with James Miller (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on May 20, 2010).

10.32	Form of Warrant Issued in Private Placement (incorporated herein by reference to Exhibit 4.1 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.33	Warrant issued to Hexagon Investments, LLC (incorporated herein by reference to Exhibit 4.2 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.34	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.35	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K.

10.36	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.37	Letter Agreement with Hexagon Investments, LLC (incorporated herein by reference to Exhibit 10.4 to the Company's current report filed on form 8-K filed on June 4, 2010).

10.38	Independent Director Appointment Agreement with Timothy N. Poster (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 7, 2010).

10.39	Independent Director Appointment Agreement with Conway J. Schatz (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on June 7, 2010).

10.40	Consulting Agreement with Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.41	Five Year Warrant to Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.42	Three Year Warrant to Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.43	Warrant to Globe Media (incorporated herein by reference to Exhibit 10.4 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.44	Registration Rights Agreement with Hexagon Investments, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company's current report filed on form 8-K filed on June 18, 2010).

10.45	Stockholders Agreement with Hexagon Investments Incorporated (incorporated herein by reference to Exhibit 10.1 to the Company's current report filed on form 8-K filed on June 29, 2010).

10.46	Form of $2.20 Warrant Issued to Persons Exercising $1.50 Warrants (incorporated herein by reference to Exhibit 10.1 to the Company's current report on form 8-K filed on October 8, 2010).

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

10.55	Amendments to three Credit Agreements with Hexagon, LLC, dated March 15, 2012 (previously filed with annual report on form 10-K filed on March 21, 2012).

10.56	Second Amendment to 8% Senior Secured Convertible Debentures dated March 19, 2012 (previously filed with annual report on form 10-K filed on March 21, 2012).

10.57	Securities Purchase Agreement for additional 8% Senior Secured Convertible Debentures dated March 19, 2012 (previously filed with annual report on form 10-K filed on March 21, 2012).

10.58	Form of 8% Senior Secured Convertible Debentures dated March 19, 2012 (previously filed with annual report on form 10-K filed on March 21, 2012).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company's annual report on form 10-K for the year ended December 31, 2009).

16.1
Letter from Jewett, Schwartz, Wolfe & Associates to the U.S. Securities and Exchange Commission dated January 19, 2010 (incorporated herein by reference to Exhibit 16.1 to the Company's periodic report on form 8-K dated January 21, 2010).

21.1	List of subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the Company's registration statement on Form S-1 (333-164291).

23.1	Consent of Hein & Associates, LLP (included in their report on page F-1)

23.2	Consent of RE Davis (previously filed with annual report on form 10-K filed on March 21, 2012).

31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002 (previously filed with annual report on form 10-K filed on March 21, 2012).

31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002 (previously filed with annual report on form 10-K filed on March 21, 2012).

32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002 (previously filed with annual report on form 10-K filed on March 21, 2012)

32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002 (previously filed with annual report on form 10-K filed on March 21, 2012).

99.1	Report of RE Davis (previously filed with annual report on form 10-K filed on March 21, 2012).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECOVERY ENERGY INC

Date: March 29 , 2012	By:	/s/ Roger A Parker
Roger A. Parker
President, Chief Executive Officer and Chairman of the Board of Directors (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Parker	President, Chief Executive Officer and Chairman of	March 29 , 2012
Roger A Parker	the Board of Directors

/s/ A. Bradley Gabbard	Chief Financial and Accounting Officer	March 29 , 2012
A. Bradley Gabbard

/s/ Eric Ulwelling	Principal Accounting Officer	March 29 , 2012
Eric Ulwelling

/s/ Tim Poster	Director	March 29 , 2012
Tim Poster

/s/ W. Phillip Marcum	Director	March 29 , 2012
W. Phillip Marcum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Recovery Energy, Inc.

We have audited the accompanying consolidated balance sheets of Recovery Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2011 and 2010 and for the period from March 6, 2009 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recovery Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and for the period from March 6, 2009 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Recovery Energy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our report dated March 29, 2012 expressed an opinion that Recovery Energy, Inc. had not maintained effective internal control over financial reporting as of December 31, 2011.

Hein & Associates LLP
Denver, Colorado
March 29, 2012

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