Form 10-Q
period 2012-03-31
RECOVERY ENERGY, INC.
filed 2012-05-10
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

RECOVERY ENERGY, INC.
 (Exact name of registrant as specified in Charter)

NEVADA	333-152571	74-3231613
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1515 Wynkoop Street, Suite 200
Denver, CO80202
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2012:  17,657,711 shares of Common Stock.

Recovery Energy, Inc.

INDEX

PART I– FINANCIAL INFORMATION

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURES

Part 1. Financial Information

Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31,2011
Assets
Current assets
Cash	$1,168,487	$2,707,722
Restricted cash	1,055,815	932,165
Accounts receivable	1,296,514	2,227,466
Prepaid assets	167,026	75,376
Total current assets	3,687,842	5,942,729

Oil and gas properties (full cost method), at cost:
Unevaluated properties	43,259,533	45,697,481
Evaluated properties	37,627,549	32,113,143
Wells in progress	4,134,168	6,425,509
Total oil and gas properties, at cost	85,021,250	84,236,133

Less accumulated depreciation, depletion and amortization	(16,340,832)	(12,099,098)
Net oil and gas properties, at cost	68,680,418	72,137,035

Other assets:
Office equipment, net	101,768	106,286
Prepaid advisory fees	241,147	574,160
Deferred financing costs, net	1,711,692	2,341,595
Restricted cash and deposits	186,147	186,055
Total other assets	2,240,754	3,208,096

Total Assets	$74,609,014	$81,287,860

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,284,956	$2,050,768
Commodity price derivative liability	180,000	75,609
Related party payable	-	16,475
Accrued expenses	1,668,381	1,354,204
Short term notes payable	804,043	1,150,967
Total current liabilities	3,937,380	4,648,023

Asset retirement obligation	624,780	612,874
Term notes payable	19,906,761	20,129,670
Convertible notes payable, net of discount	5,929,853	4,929,068
Convertible notes conversion derivative liability	1,100,000	1,300,000
Total long term liabilities	27,561,394	26,971,612

Total liabilities	31,498,774	31,619,635

Commitments and contingencies – Note 7

Shareholders’ equity
Preferred stock, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized;
17,557,711 and 17,436,825 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,755	1,744
Additional paid in capital	118,715,934	118,146,119
Accumulated deficit	(75,607,449)	(68,479,638)
Total shareholders' equity	43,110,240	49,668,225

Total Liabilities and Shareholders’ Equity	$74,609,014	$81,287,860

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenue
Oil sales	$1,547,763	$1,801,814
Gas sales	129,676	108,829
Operating fees	43,833	8,228
Realized losses on commodity price derivatives	(60,912)	(167,284)
Unrealized losses on commodity price derivatives	(104,391)	(477,912)

Total revenues	1,555,969	1,273,675
Costs and expenses
Production costs	367,526	446,985
Production taxes	192,858	202,299
General and administrative	2,022,263	1,600,594
Depreciation, depletion, amortization and accretion	984,090	1,075,930
Impairment of evaluated properties	3,274,718	-

Total costs and expenses	6,841,455	3,325,808

Loss from operations	(5,285,486)	(2,052,133)

Other income	417	1,115
Convertible notes conversion derivative gain	290,164	-
Interest expense	(2,132,906)	(1,692,169)

Net loss	$(7,127,811)	$(3,743,187)

Net loss per common share
Basic and diluted	$(0.41)	$(0.25)

Weighted average shares outstanding:
Basic and diluted	17,517,242	14,778,207

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2012	2011
Cash flows used in operating activities:
Net loss	$(7,127,811)	$(3,743,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock issued for services	333,013	126,483
Share based compensation	340,215	546,530
Impairment of evaluated properties	3,274,718	-
Change in fair value of commodity price derivatives	104,391	477,912
Change in fair value of convertible debentures conversion derivative	(290,164)	-
Amortization of deferred financing costs and issuance of stock for convertible debentures interest	1,286,331	837,376
Depreciation, depletion, amortization and accretion	984,090	1,075,930

Changes in operating assets and liabilities:
Accounts receivable	(512,900)	(788,431)
Other assets	(91,651)	(83,072)
Accounts payable and other accruals	(537,505)	117,271
Restricted cash	(123,650)	(848,280)
Related party payable	(16,474)	10,998
Accrued expenses	-	(169,735)
Net cash used in operating activities	(2,377,397)	(2,440,205)

Cash flows provided by (used in) investing activities:
Additions of producing properties and equipment	(369,163)
Acquisition of undeveloped properties	-	(8,416,874)
Sale of unevaluated properties	1,443,852	-
Investment in operating bonds	(92)	(69)
Drilling capital expenditures	(415,954)	(2,281,487)
Additions of office equipment	(649)	(13,472)
Net cash provided by (used in) investing activities	657,994	(10,711,902)

Cash flows from financing activities:
Proceeds from sale of common stock, units and exercise of warrants	-	2,129,801
Net change in debts	(569,832)	(395,098)
Proceeds from debts	750,000	8,000,000
Net cash provided by financing activities	180,168	9,734,703

Change in cash and cash equivalents	(1,539,235)	(3,417,404)
Cash and cash equivalents at beginning of period	2,707,722	5,528,744

Cash and cash equivalents at end of period	$1,168,487	$2,111,340

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF March 31, 2012
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared by Recovery Energy, Inc. (“Recovery”, “ours”, “us” or the “Company”) in accordance with generally accepted accounting principles (“GAAP”) in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  Such financial statements conform to the presentation reflected in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2011. The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company's Annual Report on Form 10-K/A.

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 consolidated financial statement presentation. Such reclassifications had no effect on net income. All common stock share information is retroactively adjusted for the effect of a 4:1 reverse stock split that was effective October 19, 2011.

Principles of Consolidation

The accompanying consolidated financial statements include Recovery Energy, Inc. and its wholly−owned subsidiaries Recovery Oil and Gas, LLC, and Recovery Energy Services, LLC.  All intercompany accounts and transactions have been eliminated in consolidation. Both subsidiaries were inactive and were dissolved in the fourth quarter of 2011.

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

Liquidity

Cash used in operating activities during the quarter ended March 31, 2012 was $2.4 million, which in total exceeded cash provided by investing and financing activities by $1.5 million. This net cash use contributed to a substantial decrease in our net working capital as of March 31, 2012.  Expenditures subsequent to March 31, 2012 have continued to exceed cash receipts, causing a further reduction of the Company’s working capital position.

In the immediate term, the Company expects that additional capital will be required to fund its capital budget for 2012, partially to fund some of its ongoing overhead, and to provide additional capital to generally improve its working capital position. In March 2012, the Company secured commitments to fund up to $5 million of additional convertible debentures (see Note 6—Loan Agreements).  As of May 2012, $1.5 million of the amount has been funded. We anticipate that additional capital requirements will be funded by a combination of capital raising activities, including the selling of additional debt and/or equity securities and the selling of certain assets. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of our 2012 capital budget.

Pursuant to our credit agreements with Hexagon, LLC  (“Hexagon”), a substantial portion of our monthly net revenues from our producing properties is required to be used for debt and interest payments.  In addition, our debt instruments contain provisions that, absent consent of the lenders, may restrict our ability to raise additional capital.

Since inception, the Company raised approximately $77 million through private placements of debt and equity securities, and the sale of non-strategic assets. In December 2011, the Company sold certain undeveloped acreage for total proceeds of $4.5 million.  During 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues of approximately $2 million in the aggregate as payment on the Hexagon debt. In November 2011, Hexagon extended the maturity date of their notes to January 1, 2013, and also advanced an additional $0.30 million to the Company. The Company repaid the $0.30 million advance in February 2012.  In March 2012, Hexagon extended the maturity date of their notes to June 30, 2013, and in connection therewith, the Company agreed to make minimum note payments of $0.325 million, effective immediately.  The Company will continue to pursue alternatives to shore up its working capital position and to provide funding for its planned 2012 expenditures.

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

The costs of unevaluated properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed quarterly for impairment. When proved reserves are assigned to such properties or one or more specific properties are deemed to be impaired, the cost of such properties or the amount of the impairment is added to costs subject to depletion calculations.

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

An impairment charge of $3.3 million has been reflected in the three month period ended March 31, 2012.

Wells in Progress

Wells in progress represent wells that are currently in the process of being drilled or completed or otherwise under evaluation as to their potential to produce oil and gas reserves in commercial quantities.   Such wells continue to be classified as wells in progress and withheld from the depletion calculation and the ceiling test until such time as either proved reserves can be assigned, or the wells are otherwise abandoned.  Upon either the assignment of proved reserves or abandonment, the costs for these wells are then transferred to exploration and development costs  and  become subject to both depletion and the ceiling test calculations in future periods. At March 31, 2012, the Company had one well in progress which has been drilled and completed and is pending evaluation as to its potential to produce commercial quantities of oil and gas reserves. The Company commenced the drilling of two additional wells in April 2012, but no significant costs related to the wells were included in wells in progress as of March 31, 2012.

Loss per Common Share

Earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented. In addition to common shares outstanding, earnings per share and diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities, such as stock grants and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive. For the period ended March 31, 2012, a total of 5,638,900 and 2,152,942, respectively of outstanding warrants and derivative shares related to convertible notes payable have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred. Accordingly, basic shares equal diluted shares for all periods presented.

NOTE 2 – OIL AND GAS PROPERTIES

In February 2011, the Company purchased undeveloped oil and gas leases from various private individuals for $1.25 million in cash and $0.65 million in stock in the Grover Field and surrounding area in Weld County, Colorado, and Goshen County, Wyoming.

In March 2011, the Company purchased undeveloped oil and gas interests located in Laramie County, Wyoming. The purchase price was $6.47 million cash and $5.80 million in stock.  The Company also closed on two acquisitions of undeveloped oil and gas leases from various private individuals for a combined $0.55 million in cash in Goshen County, Wyoming.

The Company did not complete any major purchases of oil and gas properties during the three months ended March 31, 2012.

Effective December 31, 2011, the Company sold 2,838 net acres of undeveloped leases for consideration of approximately $4.5 million.  An initial closing occurred on December 31, 2011, resulting in the Company receiving a cash payment on that date of $3.1 million.  The final closing of this transaction occurred during the three months ended March 31, 2012, at which time the Company received additional net proceeds, after consideration of all closing expenses, of $1.4 million.

NOTE 3 – WELLS IN PROGRESS

The following table reflects the net changes in capitalized additions to wells in progress for the periods presented, and includes amounts that were capitalized and reclassified to proved properties in the same period.

	For the Three Months March 31, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$6,425,509	$1,219,254
Additions to wells in progress	311,785	8,904,818
Reclassifications to proved properties	(2,603,126)	(3,698,563)
Balance, end of period	$4,134,168	$6,425,509

As of March 31, 2012, we had one well in progress that has been drilled, completed and is pending further evaluation as to its potential to ultimately produce commercial quantities of hydrocarbons.  Operations that are being conducted on this well are extending the primary terms of leases that comprise approximately 6,919 net acres.  Absent a successful completion of this well, the lease terms of some or all of these acres may expire.  The Company’s current investment in this well and the applicable leases is approximately $7.9 million.

NOTE 4 - FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices.   As of March 31, 2012, the Company maintained an active commodity swap for 100 barrels per day through December 31, 2012 at a price of $96.25 per barrel, and an additional swap for 100 barrels per day for the period of January 1, 2013 through June 30, 2013 at a price of $106.25 per barrel.

The amounts of loss recognized as a result of our derivative financial instruments were as follows:

	Three months ended March 31,
	2012	2011
Realized losses on commodity price derivatives	$(60,912)	$(167,284)
Unrealized losses on commodity price derivatives	(104,391)	(477,912)

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At March 31, 2012, the types of derivative instruments utilized by the Company included commodity swaps. The oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

Asset Retirement Obligation

The income valuation technique is utilized determine the fair value of its asset retirement obligation liability at the point of inception by taking into account: 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which is based on estimates from reserve engineers; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Convertible Notes Payable Conversion Feature

In February 2011, the Company issued in a private placement $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (“Debentures”) with a group of accredited investors. In March 2012, an additional $0.75 million of convertible debentures were issued, resulting in a total of $9.150 million of Debentures outstanding as of March 31, 2012. As of March 31, 2012, the Debentures are convertible at any time at the holders' option into shares of our common stock at $4.25 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. The Company engaged a third party to complete a valuation of this conversion feature as of March 31, 2012 (see Note 7). The valuation was completed using Level 3 inputs.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

March 31, 2012

	Level 1	Level 2	Level 3	Total
Liability
Derivative instruments	$-	$(180,000)	$-	$(180,000)
Convertible notes payable Conversion feature	-	-	(1,100,000)	(1,100,000)
Total liability at fair value	$-	$(180,000)	$(1,100,000)	$(1,280,000)

December 31, 2011

	Level 1	Level 2	Level 3	Total
Liability
Derivative instruments	$-	$(75,609)	$-	$(75,609)
Convertible notes payable Conversion feature	-	-	(1,300,000)	(1,300,000)
Total liability at fair value	$-	$(75,609)	$(1,300,000)	$(1,375,609)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of March 31, 2012:

Convertible debt feature
Beginning balances, December 31, 2011(1)	(1,300,000)
Increase in liability related to derivative instruments
(Reduction) of convertible debt feature liability	200,000
Ending balance as of March 31, 2012	(1,100,000)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2012.

NOTE 6 - LOAN AGREEMENTS

Term Notes

The Company entered into three separate loan agreements with Hexagon during 2010. All three loans bear annual interest of 15% and mature on June 30, 2013.

Effective January 29, 2010, the Company entered into a $4.5 million loan agreement, with an original maturity date of December 1, 2010. Effective March 25, 2010, the Company entered into a $6 million loan agreement, with an original maturity date of December 1, 2010. Effective April 14, 2010, the Company entered into a $15 million loan agreement, with an original maturity date of December 1, 2010. All three loan agreements have similar terms, including customary representations and warranties and indemnification, and require the Company to repay the notes with the proceeds of the monthly net revenues from the production of the acquired properties. The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage as well as all related equipment purchased in the Wilke Field, Albin Field, and State Line Field acquisitions.

We entered into a loan modification agreement on May 28, 2010, which extended the maturity date of the loans to December 1, 2011. In consideration for extending the maturity of the loans, Hexagon received 250,000 warrants with an exercise price of $6.00 per share. The loan modification agreement also required the Company to issue 250,000 five year warrants to purchase common stock at $6.00 per share to Hexagon if the Company did not repay the loans in full by January 1, 2011. Since the loans were not paid in full by January 1, 2011, the Company issued 250,000 additional warrants with an exercise price of $6.00 per share to Hexagon which was valued at approximately $1.60 million. This amount was recorded as a deferred financing cost and is being amortized over the remaining term of the loan.

In December 2010, Hexagon extended the maturity to September 1, 2011. During the last half of 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues in the total amount of approximately $2 million as payment on the notes. In November 2011, Hexagon extended the maturity to January 1, 2013.  In March 2012, Hexagon extended the maturity of the notes to June 30, 2013, and in connection there with, the Company agreed to make minimum monthly note payments of $0.325 million, effective immediately.  In November 2011, Hexagon also temporarily advanced the Company an additional amount of $0.31 million, which was repaid in full in February 2012.

As of March 31, 2012, the total debt outstanding under these facilities is $20.71 million, of which $0.80 million is carried as current portion of long term debt.

The Company is subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements. As of March 31, 2012, the Company was in compliance with all covenants under the facilities. If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

Convertible Notes Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (the "Debentures") with a group of accredited investors. Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $0.40 million of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $0.40 million over the life of the loan as deferred financing costs.  The Company amortized $0.03 million of deferred financing costs into interest expense during the three months ended March 31, 2012 and has $0.24 million of deferred financing costs to be amortized over a straight-line basis until January 2014.

On March 19, 2012, the Company entered into agreements with some of its existing convertible debenture holders to increase the amount of its convertible debenture  by up to an additional $5.0 million. Proceeds resulting from the increase in the debentures will be used principally for the development of certain of the Company's proved undeveloped properties, and other undeveloped leases currently targeted by the Company for exploration, as well as for other working capital purposes. Any new producing properties that are developed from the proceeds of this offering will be pledged as collateral to secure the new convertible debentures.

We received $0.75 million of proceeds in March 2012 and an additional $0.75 million in April 2012, and issued new debentures with a face value of $1.5 million.   As a result of this financing, two new wells were in progress as of April 30, 2012. On or before September 15, 2012, certain convertible debenture holders may elect to purchase up to an additional $3.5 million in additional debentures.  All terms of the new convertible debentures are substantively identical to the existing convertible debentures.

In December, 2011, the Company agreed to amend the Debentures to lower the conversion price to $4.25 from $9.40 per share. Therefore, the convertible debentures are currently convertible into 2,152,942 shares of common stock. This amendment was inducement consideration to the convertible debenture holders for their agreement to release a mortgage on certain properties so the properties could be sold. The sale of these properties was effective December 31, 2011, and a final closing occurred during the three months ended March 31, 2012.

We engaged a third party valuation firm to complete a valuation of both the conversion feature and the inducement. This valuation resulted in an estimate of the inducement expense related to the reduction of the conversion price in December 2011, of $2.8 million, all of which was recorded in the fourth quarter of 2011.  This valuation also resulted in an estimated derivative liability as of March 31, 2012 and December 31, 2011 of $1.1 million and $1.3 million, respectively.

As of March 31, 2012 and December 31, 2011, the convertible debt is recorded as follows:

	As of March 31, 2012	As of December 31, 2011
Convertible debt	9,150,000	8,400,000
Debt discount	(3,220,147)	(3,470,932)
Total convertible debt, net	5,929,853	4,929,068

Annual debt maturities for our debt under our term notes and convertible notes payable obligations as of March 31, 2012 are as follows:

Year 1	804,043
Year 2	29,056,761
Thereafter	--
Total	29,860,804

Interest Expense

For the three months ended March 31, 2012 and 2011, the Company incurred interest expense of approximately $2.06 million and $1.69 million, respectively, of which approximately $1.286 million and $.837 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible notes payable discount, and convertible notes payable interest paid in stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At March 31, 2012, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of March 31, 2012, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

Legal Proceedings

The Company may from time to time be involved in various legal actions arising in the normal course of business.  In the opinion of management, the Company’s liability, if any, in these pending actions would not have a material adverse effect on the financial positions of the Company.  The Company’s general and administrative expenses would include amounts incurred to resolve claims made against the Company.

Other Contingencies

We could be liable for liquidated damages under registration rights agreements covering approximately 3.2 million shares of our common stock if we fail to maintain the effectiveness of a prior registration statement as required in the agreements. In such case, we would be required to pay monthly liquidated damages of up to $0.23 million. The maximum aggregate liquidated damages are capped at $1.37 million.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

Effective October 19, 2011, the Company completed a four-for-one reverse stock split of its common shares.  All references to common stock and common stock prices have been adjusted to reflect the effects of the reverse stock split.

As of March 31, 2012, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 17,557,711 shares of common stock were issued and outstanding.  No preferred shares were issued or outstanding.

During the three months ended March 31, 2012, the Company issued 93,750 shares of common stock as restricted stock grants to employees valued at $0.27 million.  The Company also issued 52,303 shares for payment of quarterly interest expense on the convertible debentures valued at $0.23 million.

Warrants

A summary of warrant activity for the three months ended March 31, 2012 is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2011	5,638,900	$7.04
Granted	-
Exercised, forfeited, or expired	-
Outstanding at March 31, 2012	5,638,900	$7.04

The aggregate intrinsic value of warrants was approximately $0 as of both March 31, 2012 and December 31, 2011, based on the Company’s closing common stock price of $3.58 and $3.01; respectively and the weighted average remaining contract life was 3.31 years and 3.68 years, respectively.

NOTE 9 - SHARE BASED COMPENSATION

As of March 31, 2012, the Company has not adopted a stock incentive plan for its management team.  Each member of the board of directors and the management team has been periodically awarded restricted stock grants.

The costs of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the three months ended March 31, 2012, the Company granted 93,750 shares of restricted common stock to employees of which 42,708, 42,708, and 8,334 shares vest during the years ended December 31, 2013, 2014, and 2015, respectively. The fair value of these share grants was calculated to be approximately $0.27 million.

The Company recognized stock compensation expense of approximately $0.340 million and $0.55 million for the three months ended March 31, 2012 and 2011.

A summary of restricted stock grant activity for the three months ended March 31, 2012 is presented below:

Shares
Balance outstanding at December 31, 2011	2,340,235
Granted	93,750
Vested	(208,105)
Expired	(25,167)
Balance outstanding at March 31, 2012	2,200,713

Total unrecognized compensation cost related to non-vested stock granted was approximately $2.288 million as of March 31, 2012. The cost at March 31, 2012 is expected to be recognized over a weighted-average remaining service period of 3 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities, any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our amended Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Overview

Recovery Energy Inc. is a Denver based independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the Denver-Julesburg (“DJ”) Basin. Our business strategy is designed to create maximum shareholder value by leveraging the knowledge, expertise and experience of our management team and via the future exploration and development of the approximate 123,000 net acres of developed and undeveloped leases that are currently held by the Company, primarily in the northern DJ Basin.

Recent Developments

In February 2011, we issued in a private placement $8.4 million aggregate principal amount of three year 8% senior secured convertible debentures with a group of accredited investors.  In March 2012, some investors in the convertible debenture agreed to purchase up to $5 million of additional convertible debentures.  The additional capital (up to $5 million) to be provided by the expansion of the Convertible Debentures is expected to be used to partially fund the 2012 Capital Budget, and specifically for the drilling and development of certain proven undeveloped and other properties held by the Company, and for general corporate purposes.  The initial funding under the March 2012 Agreement occurred in March and April 2012 in the amount of $1.5 million.  As of April 30, 2012, we had two additional wells in progress that are being funded by the proceeds of this initial funding.

In February 2012, the Company completed the sale of its Grover Prospect acreage.

In March 2012, Hexagon agreed to extend the maturity of the convertible debentures to June 30, 2013, and in connection there with, we agreed to make minimum monthly note payments of $0.325 million, effective immediately.

In April, 2012, we made the decision to temporarily abandon one of our unconventional Niobrara wells that was categorized as a well in progress as of December 31, 2011.  In conjunction with that decision, all capitalized drilling, completion and allocable lease costs related to this well in the amount of $4.8 million were transferred to developed properties.  This transfer of costs contributed to a $3.3 impairment charge of developed properties derived from the ceiling test completed as of March 31, 2012.

Results of Operations

For the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

The following table compares operating data for the three month periods ended March 31, 2012 and March 31, 2011:

	Three months ended March 31,
	2012	2011
REVENUES AND OTHER INCOME:
Oil sales	$1,547,763	$1,801,814
Gas sales	129,676	108,829
Realized (losses) on commodity hedges	(60,912)	(167,284)
Unrealized (losses) on commodity price derivatives	(104,391)	(477,912)
Other	43,833	8,228
	1,555,969	1,273,675
EXPENSES:
Production costs	367,526	446,985
Production taxes	192,858	202,299
General and administrative	2,022,263	1,600,594
Depreciation depletion and amortization	984,090	1,075,930
Impairment of evaluated properties	3,274,718	-
	6,841,455	3,325,808

(Loss) from continuing operations	(5,285,486)	(2,052,133)
Interest expense	(2,132,906)	(1,692,169)
Other	417	1,115
Conversion note derivative gain	290,164	-
Net loss	$(7,127,811)	$(3,743,187)

Oil and Gas Revenues and Production

Oil and gas revenues decreased by approximately $0.233 million, or 12%, from approximately $1.9 million in the first quarter of 2011 to approximately $1.7 in the first quarter of 2012. Our production volume on a BOE basis decreased 24% from 25,328 BOE during the first quarter of 2011 to 19,291 BOE during the first quarter of 2012. This decrease is primarily attributable to normal production declines and to temporary mechanical problems that effected the productivity of certain properties during the 2012 period. The decrease in production volumes was partially offset by increased prices during the first quarter of 2012 versus the first quarter of 2011. Oil price realization increased by 11% to $95.97 per barrel for the first quarter of 2011, compared to $86.49 per barrel for the same period in 2011.

A comparative summary of key production, pricing, and direct operating expense data for the three month periods ending March 31, 2012 and 2011 follows:

	Three months ended March 31,
	2012	2011
Net production
Oil (Bbl)	16,127	20,833
Gas (Mcf)	18,986	26,969
MBOE	19,291	25,328
Average net daily production
Oil (Bbl)	179	231
Gas (Mcf)	35	300
BOE	214	281
Average realized sales price, excluding the effects of hedging
Oil (per Bbl)	$95.97	$86.49
Gas (per Mcf)	$6.83	$4.04

Average realized sales price, including the effects of hedging
Oil (per Bbl)	$92.20	$78.46
Gas (per Mcf)	$6.83	$4.04
Per BOE	$83.80	$75.44
Production costs per BOE
Lease operating expense (2)	$17.77	$17.65
DD&A	$51.01	$42.20
Production taxes	$10.01	$7.99

Total operating costs	$78.79	$67.84

Gross Margin	$5.01	$7.60

Gross margin percentage	6.0%	$10.10%

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

We recorded net realized losses on our commodity derivative contracts that do not qualify for cash flow hedge accounting of $0.06 million for the quarter ended March 31, 2012, compared to a net realized loss of $0.16 million in the quarter ended March 31, 2011. We also recorded unrealized losses on commodity price hedges in both quarters.

Production taxes in the first quarter of 2012 decreased due to a reduction in revenues.  Production costs decreased by 23% due in part to fewer workover expenses incurred in the first quarter of 2012 compared to the comparable period of 2011.

Depletion expense declined in the first quarter of 2012 by 8.5% as a result of lower unit volumes of oil and gas sales, and a declining cost center, even though the cost per BOE increased by 21%.

An impairment expense of $3.3 million was recorded in the first quarter of 2012 as a result of capitalized costs exceeding the ceiling value.

General and administrative expenses increased 26% in the first quarter of 2012 as compared to 2011.  During the first quarter of 2012, general and administrative expenses included non-cash stock compensation expense and non-cash amortization and impairment of prepaid financial consulting fees of $0.7 million compared to similar non-cash expenses in the first quarter of 2011 of $0.7 million.  Excluding these non-cash components, cash general and administrative expenses were $1.3 million in 2012 compared to $0.9 million in the first quarter of 2011.  Cash general and administrative expenses in the first quarter of 2012 increased primarily as a result of an increase in payroll, legal and accounting fees and third party fees related to transactions, as well as general increases in other general and administrative expense areas.

Interest expense increased by $0.4 million in the first quarter of 2012  compared to the first quarter of 2011.  First quarter of 2012, interest includes non-cash loan costs amortization of $1.1 million, compared to $0.8 million in the comparable period of 2011.  Cash interest accruing on debt in 2012 increased primarily as a result of the convertible debentures being outstanding for the entire period of 2012, versus only a part of the period in the first quarter of 2011.

Liquidity and Capital Resources

Cash used in operating activities during the quarter ended March 31, 2012 was $2.4 million, which in total exceeded cash provided by investing and financing activities by $1.5 million. This net cash use contributed to a substantial decrease in our net working capital as of March 31, 2012.  Expenditures subsequent to March 31, 2012 have continued to exceed cash receipts, causing a further reduction of the Company’s working capital position.

Pursuant to our credit agreements with Hexagon, net monthly revenues from certain specific producing wells are required to be paid monthly to Hexagon as debt and interest payments. Effective in March 2012, we also agreed to make minimum monthly payments to Hexagon of $0.33 million per month.  As a result, a substantial portion of our monthly cash flow is used for debt service; and, during the three months ended March 31, 2012, our typical monthly costs for overhead has exceeded the residual monthly net revenues that are not required for debt service.

In March 2012, certain investors that participated in the private placement of our convertible debentures agreed to expand the size of the offering from $8.4 million to up to $13.4 million.  The additional capital (up to $5 million) to be provided by the expansion of the Convertible Debentures is expected to be used to partially fund the 2012 Capital Budget, and specifically for the drilling and development of certain proven undeveloped and other properties held by the Company, and for general corporate purposes.  The initial funding under the March 2012 Agreement occurred in March and April 2012 in the amount of $1.5 million.  As of April 30, 2012, the Company had two additional wells in progress that are being funded by the proceeds of this initial funding.  The Company anticipates that future revenues derived from new productive wells that are developed from the use of these proceeds will contribute additional working capital and monthly cash flow sufficient to alleviate current cash flow deficiencies.  However, there is no assurance that any of the wells developed from the use of these proceeds will be commercially productive.

Since inception, we have raised approximately $77 million in cash generally through private placements of debt and equity securities and by the sale of non-strategic assets. In the immediate term, the Company expects that additional capital will be required to fund its working capital deficit, its capital budget for 2012, partially fund some of its ongoing overhead, fund the repayment of the deferred Hexagon note payments, and to provide additional capital to generally improve its working capital position. We anticipate that these capital requirements will be funded by a combination of capital raising activities, including the selling of additional debt and/or equity securities and the selling of certain assets. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations.

Capital Resources

Currently, the majority of our cash flows from operations are applied to the principal and interest of our loans.  Due to large capital expenditures in 2011, our liquidity and working capital have deteriorated. While we believe that we have sufficient liquidity and capital resources to maintain our staff and continue our current production operations, we require additional capital to resolve our current working capital deficit and will also require substantial additional capital in order to fully test, develop and evaluate our 142,000 gross (123,000 net) undeveloped acres.  We expect to obtain this capital through a variety of sources, including, but not limited to, future debt and equity financings and potentially from future joint venture partners.  In the absence of near term major debt or equity financing or other similar transaction, we may be required to sell certain assets in order to meet obligations as they arise.  We can provide no assurance that we will be able to secure a major financing, nor can we predict the terms of any future potential financing transactions.

Information about our financial position is presented in the following table:

	March 31, 2012	December 31, 2011
Financial Position Summary
Cash and cash equivalents	$1,168,487	$2,707,722
Working capital	$(249,538)	$1,294,706
Balance outstanding on term notes and convertible notes payable	$29,860,804	$29,680,636
Shareholders’ equity	$43,110,240	$49,668,225
Ratios
Debt to total capital ratio	42%	39%
Total debt to equity ratio	69%	64%

During the three months ended March 31, 2012, our working capital decreased to $(0.25 million) from $1.29 million at December 31, 2011. The lower working capital and cash position is primarily the result of a deficit in cash provided by operating activities of $2.4 million, offset by cash provided by investing and financing activities of approximately $0.8 million.

A summary of cash flow data follows:

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$(2,377,397)	$(2,440,205)
Investing activities	657,994	(10,711,902)
Financing activities	180,168	9,734,703

Net change in cash	(1,539,235)	(3,417,404)

During the three months ended March 31, 2012 and 2011, net cash used in operating activities was $2.38 million and $2.44 million, respectively. The primary changes in operating cash during the three months ended March 31, 2012 were $7.128 million of net loss, adjusted for non-cash charges of $0.98 million of depreciation, depletion and amortization expenses and accretion expense, $0.340 million of stock-based compensation, $3.28 million of impairment of evaluated properties, and $1.286 million of amortization of deferred financing costs, offset by a non-cash change in fair value of convertible debentures conversion option of $0.290 million.

During the three months ended March 31, 2012, net cash provided by investing activities was $0.66 million, compared to net cash used by investing activities during the three months ended March 31, 2011 of $10.71 million. The primary changes in investing cash during the three months ended March 31, 2012 were $0.42 million related to our acquisitions of unproved acreage and $0.369 million in additions to producing properties, offset by the proceeds from the sale of unevaluated properties of $1.444 million.

During the three months ended March 31, 2012 and 2011, net cash provided by financing activities was $0.18 million and $9.73 million. The primary changes in financing cash during the three months ended March 31, 2012 were net proceeds from the issuance of convertible debentures of $0.75 million, offset by a net change in debt of $0.57 million.

Loan Agreements

Term Notes

The Company entered into three separate loan agreements with Hexagon, LLC (“Hexagon”) during 2010. All three loans bear annual interest of 15% and mature on June 30, 2013.

Effective January 29, 2010, the Company entered into a $4.5 million loan agreement, with an original maturity date of December 1, 2010. Effective March 25, 2010, the Company entered into a $6.0 million loan agreement, with an original maturity date of December 1, 2010. Effective April 14, 2010, the Company entered into a $15.0 million loan agreement, with an original maturity date of December 1, 2010. All three loan agreements have similar terms, including customary representations and warranties and indemnification, and require us to repay the notes with the proceeds of the monthly net revenues from the production of the acquired properties. The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the our developed and undeveloped leasehold acreage as well as all related equipment purchased in the Wilke Field, Albin Field, and State Line Field acquisitions.

We entered into a loan modification agreement on May 28, 2010, which extended the maturity date of the loans to December 1, 2011. In consideration for extending the maturity of the loans, Hexagon received 250,000 warrants with an exercise price of $6.00 per share. The loan modification agreement also required the Company to issue 250,000 five year warrants to purchase common stock at $6.00 per share to Hexagon if the Company did not repay the loans in full by January 1, 2011. Since the loans were not paid in full by January 1, 2011, the Company issued 250,000 additional warrants with an exercise price of $6.00 per share to Hexagon which was valued at approximately $1.60 million. This amount was recorded as a deferred financing cost and is being amortized over the remaining term of the loan.

In December 2010, Hexagon extended the maturity to September 1, 2011. During the last half of 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues in the total amount of approximately $2 million as payment on the notes. In November 2011, Hexagon extended the maturity to January 1, 2013.  In March 2012, Hexagon extended the maturity of the notes to June 30, 2013, and in connection there with, the Company agreed to make minimum monthly note payments of $0.325 million, effective immediately.  In November 2011, Hexagon also temporarily advanced the Company an additional amount of $0.31 million, which was repaid in full in February 2012.

As of March 31, 2012, the total debt outstanding under these facilities is $20.71 million, of which $0.80 million is carried as current portion of long term debt.

The Company is subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements. As of March 31, 2012, the Company was in compliance with all covenants under the facilities. If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

Convertible Notes Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of three year 8% senior secured convertible debentures (the "Debentures") with a group of accredited investors. Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $.40 million of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $0.40 million over the life of the loan as deferred financing costs.  The Company amortized $0.03 million of deferred financing costs into interest expense during the three months ended March 31, 2012 and has $0.244 million of deferred financing costs to be amortized over a straight-line basis until January 2014.

On March 19, 2012, the Company entered into agreements with some of its existing convertible debenture holders to increase the amount of its convertible debenture by up to an additional $5.0 million. Proceeds resulting from the increase in the debentures will be used principally for the development of certain of the Company's proved undeveloped properties, and other undeveloped leases currently targeted by the Company for exploration, as well as for other working capital purposes. Any new producing properties that are developed from the proceeds of this offering will be pledged as collateral to secure the new convertible debenture.

We received $.75 million of proceeds in March 2012 and an additional $0.75 million in April 2012, and issued new debentures with a face value of $1.5 million. As a result of this financing, two new wells were in progress as of April 30, 2012. On or before September 15, 2012, certain convertible debenture holders may elect to purchase up to an additional $3.5 million in additional debentures. All terms of the new convertible debentures are substantively identical to the existing convertible debentures.

In December, 2011, we agreed to amend the convertible debentures to lower the conversion price to $4.25 from $9.40 per share. Therefore, the convertible debentures are currently convertible into 2,152,942 shares of common stock. This amendment was inducement consideration to the convertible debenture holders in exchange for their agreement to release a mortgage on certain properties so the properties could be sold. The sale of these properties was effective December 31, 2011, and a final closing occurred during the three months ended March 31, 2012.

We engaged a third party valuation firm to complete a valuation of both the conversion feature and the inducement. This valuation resulted in an estimate of the inducement expense related to the reduction of the conversion price in December 2011 of $2.8 million, all of which was recorded in the fourth quarter of 2011.  This valuation also resulted in an estimated derivative liability as of March 31, 2012 and December 31, 2011 of $1.1 million and $1.3 million, respectively.

As of March 31, 2012 and December 31, 2011, the convertible debt is recorded as follows:

	As of March 31, 2012	As of December 31, 2011
Convertible debt	9,150,000	8,400,000
Debt discount	(3,220,147)	(3,470,932)
Total convertible debt, net	5,929,853	4,929,068

Annual debt maturities for our debt under our term notes and convertible notes payable obligations as of March 31, 2012 are as follows:

Year 1	804,043
Year 2	29,056,761
Thereafter	--
Total	29,860,804

2012 Capital Budget

Our anticipated 2012 capital expenditure budget is $10-15 million, which is allocated primarily to the drilling and completion of oil and gas wells in the DJ Basin in Wyoming, Nebraska and Colorado targeting the conventional Dakota ‘D’ sand and Muddy ‘J’ sand targets.  In addition, approximately one-third of this budget may be directed toward additional development procedures on certain unconventional Niobrara shale properties. We estimate the completed cost for each conventional well to be between $0.80 million and $0.90 million. A complete allocation of the 2012 budget directed at Niobrara shale properties has not been determined at this time.

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

Our 2012 drilling program is designed to provide flexibility to accommodate both the timing of the securing of adequate capital, and to identify suitable well locations.   We anticipate funding the 2012 capital program through a combination of the issuance of additional equity or debt securities, use of existing working capital and operating cash flows, and from cash provided by potential joint venture participants.  Some of the financing of the 2012 budget has already been secured via the March 2012 agreements that may result in the issuance of  up to $5 million in additional convertible debentures.  In order to fund the remainder of the 2012 budget, the Company will need to secure additional financing.  We may also choose to sell certain non-strategic assets in order to supplement the funding of our 2012 capital budget.

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

Plan of Operations

Our plan of operations for through the remainder of 2012 is to identify and develop oil and natural gas prospects from our existing inventory of undeveloped acreage. In this regard, we have gradually added structure and staffing to our company as we become the operator of an increasing number of acquired properties. By acting as the operator, we have greater control over operating, drilling and developmental decisions, and would expect to generally better control our overall finding costs as we increase our exploration and development activities.

We anticipate the investment of substantial capital during the next few years to evaluate, assess and develop our existing inventory 142,000 gross, 123,000 net acres of developed and undeveloped oil and gas leases.

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

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained above in the “Financial Condition and Liquidity” section, based on our present working capital and current rate of cash flow from operations, we will need to raise additional capital to partially fund our overhead, and fund our exploration and development budget through, at least, December 31, 2012.  We will seek additional capital through the sale of our securities and we will endeavor to obtain additional capital through debt and project financing.  However, as described further below, under the terms of our $21 million in credit facilities, we are prohibited from incurring any additional debt from third parties without prior consent from our lender.  Our ability to obtain additional capital through new debt instruments and project financing may be subject to the repayment of our $21 million credit facility.

We intend to use the services of independent consultants and contractors to perform various professional services, including land, legal, environmental, investor relations and tax services.  We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

As of March 31, 2012, we had one well in progress that has been drilled, completed and is pending further evaluation as to its potential to ultimately produce commercial quantities of hydrocarbons.  Operations that are being conducted on this well are extending the primary terms of leases that comprise approximately 6,919 net acres.  Absent a successful completion of this well, the lease terms of some or all of these acres may expire.  The Company’s current investment in this well and the applicable leases is approximately $7.9 million.

In April 2012, the Company commenced drilling activities on two conventional wells.  Results are pending on both of these wells.

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

Obligations and Commitments

We have the following contractual obligations and commitments as of March 31, 2012 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Secured debt	$20,710,804	$804,043	$19,906,761	$—	$—
Interest on secured debt	3,937,500	3,150,000	787,500	—	—
Convertible debentures	9,150,000		9,150,000	—	—
Interest on convertible debentures	1,372,500	732,000	640,500
Operating leases	54,000	54,000	—	—	—

Total contractual cash obligations (1)	$35,224,804	$4,740,043	$30,484,761	$—	$—

(1)  We could be liable for liquidated damages under registration rights agreements covering approximately 3.2 million shares of our common stock if we fail to maintain the effectiveness of a prior registration statement as required in the agreements. In such case, we would be required to pay monthly liquidated damages of up to $0.23 million. The maximum aggregate liquidated damages are capped at $1.37 million.

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

Oil and Natural Gas Reserves

We follow the full cost method of accounting. All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment would be recognized. Under the SEC rules, we prepared our oil and gas reserve estimates as of March 31, 2012, using the average, first-day-of-the-month price during the 12-month period ending March 31, 2012.

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

We believe estimated reserve quantities and the related estimates of future net cash flows are the most important estimates made by an exploration and production company such as ours because they affect the perceived value of our company, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements, including the quarterly calculation of depletion, depreciation and impairment of our proved oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine anticipated future cash inflows and future production and development costs by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each quarter to the estimated quantities of oil and natural gas remaining to be produced as of the end of that quarter. We reduce expected cash flows to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. For example, the standardized measure calculation requires us to apply a 10% discount rate. Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and natural gas properties, we make considerable effort to estimate our reserves, including through the use of independent reserves engineering consultants. We expect that quarterly reserve estimates will change in the future as additional information becomes available or as oil and natural gas prices and operating and capital costs change. We evaluate and estimate our oil and natural gas reserves as of December 31 of each year and quarterly throughout the year. For purposes of depletion, depreciation, and impairment, we adjust reserve quantities at all quarterly periods for the estimated impact of acquisitions and dispositions. Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period in which the reserves or net cash flow estimate changes.

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

Derivative Instruments

Periodically, the Company entered into swaps to reduce the effect of price changes on a portion of our future oil production. We reflect the fair market value of our derivative instruments on our balance sheet. Our estimates of fair value are determined by obtaining independent market quotes as well as utilizing a valuation model that is based upon underlying forward curve data and risk free interest rates. Changes in commodity prices will result in substantially similar changes in the fair value of our commodity derivative agreements. We do not apply hedge accounting to any of our derivative contracts, therefore we recognize mark-to-market gains and losses in earnings currently.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

On March 21, 2012, we entered into a similar Commodity Fixed Price Swap contract that covers 100 bopd throughout the first six months of 2013, or a total of 18,100 barrels, and establishes a fixed sales price per barrel of $106.25.

As of March 31, 2012, based upon the estimated forward floating price we recorded an unrealized loss accrual related to these Swap contracts of approximately $0.18 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In our Annual Report on Form 10K/A for the year ended December 31, 2011, we noted that the following material weaknesses in our internal control over financial reporting existed as of December 31, 2011:

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

Since the date of that report, we have continued to design changes to our systems and are in the process of implementing new controls to address these issues, and expect to implement changes sufficient to resolve these internal control weaknesses before the end of 2012.

Other than as noted above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any material litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2011 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, which we incorporate by reference herein, except that we have the following new risk factor:

If oil or natural gas prices decrease or exploration and development efforts are unsuccessful, wells in progress are deemed unsuccessful, or major tracts of undeveloped leases expire, or other similar adverse events occur, we may be required to writedown the carrying value of our evaluated properties.

We use the full cost method of accounting whereby all costs related to the acquisition and development of oil and natural gas properties are capitalized into a single cost center referred to as a full cost pool. These costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling wells, completing productive wells, or plugging and abandoning non-productive wells, costs related to expired leases, or leases underlying  producing and non-producing wells, and overhead charges directly related to acquisition and exploration activities.  Under the full cost method of accounting, capitalized oil and natural gas property that comprise the full cost pool, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves.  This ceiling test is performed at least quarterly.  Should the capitalized costs of the full cost pool exceed this ceiling, we would recognize impairment expense.  Effective with our report on Form 10Q for the quarter ended March 31, 2012, we recognized an impairment expense in the amount of approximately $3.3 million related to impairment of the carrying value of the evaluated properties that comprised the full cost pool.  Future writedowns could occur due to reductions in oil and gas prices that lower the estimate of future net revenues from proved oil and natural gas reserves, or from the addition of non-productive capitalized costs to the full cost pool that do not result in corresponding increase in oil and gas reserves.  Impairments of unevaluated leases and plugging and abandonment of wells in progress are other areas where costs may be capitalized into the full cost pool, without any corresponding increase in reserve values; as such, these situations could result in future additional impairment expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2012, the Company entered into agreements with some of its existing convertible debenture holders to increase the amount of its convertible debenture by up to an additional $5.0 million. Proceeds resulting from the increase in the debentures will be used principally for the development of certain of the Company's proved undeveloped properties, and other undeveloped leases currently targeted by the Company for exploration, as well as for other working capital purposes. Any new producing properties that are developed from the proceeds of this offering will be pledged as collateral to secure the new convertible debentures.

We received $0.75 million of proceeds in March 2012 and an additional $0.75 million in April 2012, and issued new convertible debentures with a face value of $1.5 million.  On or before September 15, 2012, these convertible debenture holders may elect to purchase up to an additional $3.5 million in additional debentures.  All terms of the new convertible debentures are substantively identical to the existing convertible debentures.

The $1.5 million of convertible debentures that were issued in March and April 2012 are currently convertible into 352,942 shares of common stock, at the rate of $4.25 per common share, subject to adjustment under certain circumstances.  Under the terms of the March 19, 2012 agreements, we have no obligation to register any of the convertible debentures that are or may be issued, or any of the underlying common stock that may be issued upon conversion of any such convertible debentures.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None.

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

Recovery Energy, Inc.

Date: May 10, 2012	By:	/s/ Roger A Parker
Roger A Parker
Chief Executive Officer

Date: May 10, 2012	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer

Date: May 10, 2012	By:	/s/ Eric Ulwelling
Eric Ulwelling
Principal Accounting Officer