Form 10-Q
period 2012-06-30
RECOVERY ENERGY, INC.
filed 2012-08-09
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2012: 17,868,506 shares of Common Stock.

Recovery Energy, Inc.

INDEX

PART I– FINANCIAL INFORMATION

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES

Part 1. Financial Information
Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash	$467,181	$2,707,722
Restricted cash	864,669	932,165
Accounts receivable	1,025,444	2,227,466
Commodity price derivative receivable	500,000	-
Prepaid assets	9,363	75,376
Total current assets	2,866,657	5,942,729

Oil and gas properties (full cost method), at cost:
Unevaluated properties	43,458,255	45,697,481
Evaluated properties	40,415,934	32,113,143
Wells in progress	4,724,643	6,425,509
Total oil and gas properties, at cost	88,598,832	84,236,133

Less accumulated depreciation, depletion ,amortization, and impairment	(17,169,889)	(12,099,098)
Net oil and gas properties, at cost	71,428,943	72,137,035

Other assets:
Office equipment, net	98,965	106,286
Prepaid advisory fees	418,069	574,160
Deferred financing costs, net	1,082,079	2,341,595
Restricted cash and deposits	186,240	186,055
Total other assets	1,785,353	3,208,096

Total Assets	$76,080,953	$81,287,860

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2012	2011
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,130,385	$2,050,768
Commodity price derivative liability	-	75,609
Related party payable	-	16,475
Accrued expenses	1,947,688	1,354,204
Short term notes payable	840,509	1,150,967
Total current liabilities	4,918,582	4,648,023

Long term liabilities
Asset retirement obligation	685,761	612,874
Term notes payable	19,643,894	20,129,670
Convertible notes payable, net of discount	8,033,274	4,929,068
Convertible notes conversion derivative liability	1,600,000	1,300,000
Total long term liabilities	29,962,929	26,971,612

Total liabilities	34,881,511	31,619,635

Commitments and contingencies – Note 8

Shareholders’ equity
Preferred stock, 10,000,000 authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value: 100,000,000 shares authorized; 17,868,506 and 17,436,825 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,787	1,744
Additional paid in capital	119,617,955	118,146,119
Accumulated deficit	(78,420,300)	(68,479,638)
Total shareholders' equity	41,199,442	49,668,225

Total Liabilities and Shareholders’ Equity	$76,080,953	$81,287,860

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012		2011
Revenue
Oil sales	$1,362,566	$2,081,809		$2,910,329		$3,883,623
Gas sales	98,725	176,528		228,401		285,357
Operating fees	45,676	16,682		89,509		24,910
Realized gain (loss) of commodity price derivatives	73,301	(164,290)		12,389		(331,574)
Unrealized gains on commodity price derivatives	680,000	700,700		575,609		222,788
Total revenues	2,260,268	2,811,429		3,816,237		4,085,104

Costs and expenses
Production costs	268,315	322,308		635,842		769,293
Production taxes	169,639	237,055		362,497		439,354
General and administrative	1,561,800	5,256,182		3,584,064		6,856,776
Depreciation, depletion and amortization	843,999	1,065,425		1,828,087		2,141,355
Impairment of evaluated properties	-	-		3,274,718		-
Total costs and expenses	2,843,753	6,880,970		9,685,208		10,206,778

Loss from operations	(583,485)	(4,069,541)		(5,868,971)		(6,121,674)

Other income (expense)	(1,123)	-		(705)		1,115
Convertible notes conversion derivative gain (loss)	(190,163)	1,601,037		100,000		1,601,037
Interest expense	(2,038,082)	(2,294,377)		(4,170,988)		(3,986,546)

Net loss	$(2,812,853)	$(4,762,881)		$(9,940,664)		$(8,506,068)
Net loss per common share
Basic and diluted	$(0.16)	$(0.30)	$	$(0.56)	$	$(0.56)
Weighted average shares outstanding:
Basic and diluted	17,745,155	15,635,346		17,629,491		15,192,389

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2012	2011
Cash flows used in operating activities:
Net loss	$(9,940,664)	$(8,506,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock issued for services	493,606	251,412
Share based compensation	692,048	4,675,332
Impairment of evaluated properties	3,274,718	-
Change in fair value of commodity price derivatives	(575,609)	(222,788)
Change in fair value of convertible debentures conversion derivative	(100,000)	(1,601,037)
Amortization of deferred financing costs, issuance of stock for convertible debentures interest and accretion of discount	2,582,909	2,203,725
Depreciation, depletion and amortization	1,828,087	2,141,355

Changes in operating assets and liabilities:
Accounts receivable	(241,830)	(2,853,269)
Other assets	77,498	(59,158)
Accounts payable and other accruals	79,617	3,297,906
Restricted cash	67,496	10,053
Related party payable	(16,475)	12,606
Accrued expenses	507,618	(18,830)
Net cash used in operating activities	(1,270,981)	(668,761)

Cash flows used in investing activities:
Additions to unevaluated properties	(320,333)	(9,008,928)
Sale of unevaluated properties	1,443,852	-
Investment in operating bonds	(184)	(160)
Drilling capital expenditures	(4,135,812)	(3,541,453)
Additions of office equipment	(649)	(25,411)
Net cash used in investing activities	(3,013,126)	(12,575,952)

Cash flows provided by financing activities:
Proceeds from sale of common stock, units and exercise of warrants	-	2,129,801
Net change in debts	(796,236)	(88,677)
Proceeds from debts	2,839,802	8,000,000
Net cash provided by financing activities	2,043,566	10,041,124

Change in cash and cash equivalents	(2,240,541)	(3,203,589)
Cash and cash equivalents at beginning of period	2,707,722	5,528,744

Cash and cash equivalents at end of period	$467,181	$2,325,155

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

NOTE 1 – ORGANIZATION

Recovery Energy, Inc. (“Recovery”, “ours”, “us” or the “Company”), a Nevada corporation, is an independent oil and gas company engaged in the exploration, development and production of crude oil and natural gas.  The Company has conducted its focus on the Denver-Julesburg Basin (“DJ Basin”) where it holds 123,000 net acres located in Wyoming, Colorado, and Nebraska.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Certain amounts in the December 31, 2011 consolidated financial statements have been reclassified to conform to the June 30, 2012 consolidated financial statement presentation.  Such reclassifications had no effect on net income.

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

Liquidity

Cash used in operating activities during the six months ending ended June 30, 2012 was $1.27 million; this use of cash, coupled with the cash used in investing activities, exceeded cash provided by financing activities by $2.24 million, and resulted in a corresponding decrease in cash.  This net use of cash also substantially contributed to a $3.35 million decrease in working capital as of June 30, 2012 as compared to working capital as of December 31, 2011.

In the immediate term, the Company expects that additional capital will be required to fund its capital budget for 2012, partially to fund some of its ongoing overhead, and to provide additional capital to generally improve its working capital position.  In March 2012, the Company secured commitments to fund up to $5.0 million of additional convertible debentures (see Note 7—Loan Agreements).  As of June 30, 2012, $ 2.8 million of the amount has been funded.  In August 2012, the Company restructured some of the terms of this offering, and completed the $5.0 million offering, resulting in the issuance of $2.2 million in additional convertible debentures (see Note 11—Subsequent Events.)

Pursuant to our credit agreements with Hexagon, LLC (“Hexagon”), a substantial portion of our monthly net revenues from our producing properties is required to be used for debt and interest payments.  In addition, our debt instruments contain provisions that, absent consent of the lenders, may restrict our ability to raise additional capital.  Also, the Hexagon debt is currently due on September 30, 2013, and will need to be extended or retired prior to that date.

The Company will continue to pursue alternatives to address its working capital position and capital structure and to provide funding for the balance of its planned 2012 expenditures.

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

The costs of unevaluated properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties.  The properties are reviewed quarterly for impairment.  When proved reserves are assigned to such properties or one or more specific properties are deemed to be impaired, the cost of such properties or the amount of the impairment is added to full cost pool which is subject to depletion calculations.

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

The Company recognized impairment charges of $3.27 million during the six ended June 30, 2012.

Wells in Progress

Wells in progress represent wells that are currently in the process of being drilled or completed or otherwise under evaluation as to their potential to produce oil and gas reserves in commercial quantities.  Such wells continue to be classified as wells in progress and withheld from the depletion calculation and the ceiling test until such time as either proved reserves can be assigned, or the wells are otherwise abandoned.  Upon either the assignment of proved reserves or abandonment, the costs for these wells are then transferred to  the full cost pool and become subject to both depletion and the ceiling test calculations.  During the six months ended June 30, 2012, the Company transferred $3.8 million of costs from wells in progress in to the full cost pool.

Loss per Common Share

Earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, earnings per share and diluted loss per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities, such as conversion derivatives and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  As of June 30, 2012, a total of 5,638,900 and 2,644,659, respectively of outstanding warrants and derivative shares related to convertible debentures payable have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations to determine the impact of new GAAP pronouncements and the impact on the Company.

In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company is required to implement this guidance effective for the first quarter of fiscal 2014 and does not expect the adoption of ASU 2011-11 to have a material impact on its financial statements.

Various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – OIL AND GAS PROPERTIES

The Company did not complete any major purchases of undeveloped or producing oil and gas properties during the six and three months ended June 30, 2012.

Effective December 31, 2011, the Company sold 2,838 net acres of undeveloped leases for consideration of approximately $4.5 million.  An initial closing occurred on December 31, 2011, resulting in the Company receiving a cash payment on that date of $3.1 million.  The final closing of this transaction occurred during the three months ended March 31, 2012, at which time the Company received additional net proceeds, after deductions of all closing expenses, of $1.4 million.

NOTE 4 – WELLS IN PROGRESS

As of June 30, 2012, we had four wells in progress, including one well in progress that has been drilled, completed and is pending further evaluation as to its potential to ultimately produce commercial quantities of hydrocarbons.  This well is currently carried at a cost of $3.9 million.  The Company believes that this well should be ultimately capable of commercial production, but will need to invest additional capital to obtain this status.  However, should this well be ultimately plugged and abandoned, all capitalized costs would be transferred to the full cost pool.  Given the current status of the ceiling tests as of June 30, 2012, the current carrying costs would exceed the ceiling and partially flow through the income statement as an expense if the well were assumed to be non-productive as of June 30, 2012.

Likewise, operations that are being conducted on this well are extending the primary terms of leases that comprise approximately 6,919 net acres and that are currently being carried at a cost of approximately $4.1 million.  Absent a successful completion of this well, the lease terms of some or all of these acres may expire in 2013.

NOTE 5 - FINANCIAL IN-STRUMENTS AND DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices.   As of June 30, 2012, the Company maintained an active commodity swap for 100 barrels per day through December 31, 2012 at a price of $96.25 per barrel, and an additional swap for 100 barrels per day for the period of January 1, 2013 through June 30, 2013 at a price of $106.25 per barrel.

The amounts of gains and losses recognized as a result of our derivative financial instruments were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Realized gain on commodity price derivatives	$73,301	$(164,290)	$12,389	$(331,574)
Unrealized gains (loss) on commodity price derivatives	$680,000	$700,700	$575,609	$222,788

Realized gains and losses occurs as individual swaps mature and settle.  These gains and losses are recorded as income or expenses in the periods during which applicable contracts settle.  Swaps which are unsettled as of a balance sheet date are carried at fair market value, either as an asset or liability (See Note 6 — “Fair Value of Financial Instruments”).  Unrealized gains and losses result from mark to market changes in the fair value of these derivatives between balance sheet dates.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs, used in the valuation methodologies in measuring fair value:

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

At June 30, 2012, the types of derivative instruments utilized by the Company included commodity swaps.  The oil derivative markets are highly active.  Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

Asset Retirement Obligation

The income valuation technique is utilized determine the fair value of its asset retirement obligation liability at the point of inception by taking into account: 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which are based on estimates from reserve engineers; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money.  Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Convertible Notes Payable Conversion Feature

In February 2011, the Company issued in a private placement $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (“Debentures”) with a group of accredited investors.  During the six months ended June 30, 2012, the Company issued an additional $2.8 million of convertible debentures, resulting in a total of $11.24 million of Debentures outstanding as of June 30, 2012.  As of June 30, 2012, the Debentures are convertible at any time at the holders' option into shares of our common stock at $4.25 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount.  The Company engaged a third party to complete a valuation of this conversion feature as of June 30, 2012 (see Note 7). The valuation was completed using Level 3 inputs.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments	$-	$500,000	$-	$500,000
Total assets, at fair value	$-	$500,000	$-	$500,000
Liability
Convertible notes conversion derivative liability	-	-	(1,600,000)	(1,600,000)
Total liability, at fair value	$-	$-	$(1,600,000)	$(1,600,000)

December 31, 2011

	Level 1	Level 2	Level 3	Total
Liability
Derivative instruments	$-	$(75,609)	-	$(75,609)
Convertible notes conversion derivative liability	-	-	(1,300,000)	(1,300,000)
Total liability at fair value	$-	$(75,609)	$(1,300,000)	$(1,375,609)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of June 30, 2012:

Convertible debt feature
Beginning balances, December 31, 2011(1)	$(1,300,000)
Increase in convertible notes conversion derivative liability	(300,000)
Ending balance as of June 30, 2012	$(1,600,000)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six and three months ended June 30, 2012.

NOTE 7 - LOAN AGREEMENTS

Term Notes

The Company entered into three separate loan agreements with Hexagon during 2010.  All three loans bear annual interest of 15% and mature on September 30, 2013.

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

In December 2010, Hexagon extended the maturity to September 1, 2011.  During the last half of 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues in the total amount of approximately $2 million as payment on the notes. In November 2011, Hexagon extended the maturity to January 1, 2013.  In March 2012, Hexagon extended the maturity of the notes to June 30, 2013, and in connection there with, the Company agreed to make minimum monthly note payments of $0.33 million, effective immediately.  In November 2011, Hexagon also temporarily advanced the Company an additional amount of $0.31 million, which was repaid in full in February 2012.  In July 2012, Hexagon extended the maturity date to September 30, 2013.

As of June 30, 2012, the total debt outstanding under these facilities is $20.48 million, of which $0.84 million is carried as current portion of long term debt.

The Company is subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements.  As of June 30, 2012, the Company was in compliance with all covenants under the facilities.  If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (the "Debentures") with a group of accredited investors.  Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date.  The Company can redeem some or all of the Debentures at any time.  The redemption price is 115% of principal plus accrued interest.  If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $0.40 million of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $0.40 million over the life of the loan as deferred financing costs.  The Company amortized $0.06 million of deferred financing costs into interest expense during the six months ended June 30, 2012 and has $0.21 million of deferred financing costs to be amortized through February 2014.

On March 19, 2012, the Company entered into agreements with some of its existing Debenture holders to increase the amount of its Debentures by up to an additional $5.0 million (the “Supplemental Debentures”).  Under the terms of the Supplemental Debenture agreements, proceeds derived from the issuance of Supplemental Debentures are to be used principally for the development of certain of the Company's proved undeveloped properties, and other undeveloped leases currently targeted by the Company for exploration, as well as for other working capital purposes. Any new producing properties that are developed from the proceeds of Supplemental Debentures are to be pledged as collateral to secure future payment of the Supplemental Debentures. All terms of the Supplemental Debentures are substantively identical to the Debentures.

As of June 30, 2012, we received $2.80 million of proceeds from the issuance of Supplemental Debentures, which were used for the drilling and development of six new wells, resulting in a total investment of $3.8 million.  Five of these wells resulted in commercial production, and one well was plugged and abandoned.

In August 2012, the Company restructured the terms of the Supplemental Debenture offering and concluded the offering by issuing an additional $2.2 million of Supplemental Debentures (see Note 11— Subsequent Events.)

In December, 2011, the Company agreed to amend the Debentures to lower the conversion price to $4.25 from $9.40 per share. Therefore, the Debentures and Supplemental Debentures are currently convertible into 2,644,659 shares of common stock. This amendment was inducement consideration to the Debenture holders for their agreement to release a mortgage on certain properties so the properties could be sold. The sale of these properties was effective December 31, 2011, and a final closing occurred during the three months ended March 31, 2012.

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to June 30, 2012, the Supplemental Debentures.    This valuation resulted in an estimated derivative liability as of June 30, 2012 and December 31, 2011 of $1.6 million and $1.3 million, respectively.  The portion of the derivative liability that is associated with the Supplemental Debentures, in the approximate amount of $0.40 million, has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures.

As of June 30, 2012 and December 31, 2011, the convertible debt is recorded as follows:

	As of	As of
	June 30, 2012	December 31, 2011
Convertible debentures	$11,239,802	$8,400,000
Debt discount	(3,206,528)	(3,470,932)
Total convertible debentures, net	$8,033,274	$4,929,068

Annual debt maturities for our debt under our term notes and convertible notes payable obligations as of June 30, 2012 are as follows:

Year 1	$840,508
Year 2	30,883,697
Thereafter	--
Total	$31,724,205

Interest Expense

For the three months ended June 30, 2012 and 2011, the Company incurred interest expense of approximately $2.04 million and $2.29 million, respectively, of which approximately $1.30 million and $1.37 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible notes payable discount, and convertible notes payable interest paid in stock.

For the six months ended June 30, 2012 and 2011, the Company incurred interest expense of approximately $4.17 million and $3.99 million, respectively, of which approximately $2.60 million and $2.20 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible notes payable discount, and convertible notes payable interest paid in stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At June 30, 2012, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of June 30, 2012, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

NOTE 9 - SHAREHOLDERS’ EQUITY

Common Stock

Effective October 19, 2011, the Company completed a four-for-one reverse stock split of its common shares.  All references to common stock and common stock prices have been adjusted to reflect the effects of the reverse stock split.

As of June 30, 2012, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 17,868,506 shares of common stock were issued and outstanding.  No preferred shares were issued or outstanding.

During the six months ended June 30, 2012, the Company granted 343,750 shares of common stock as restricted stock grants to employees, board members, and consultants valued at $1.09 million.  The Company also issued 113,098 shares for payment of quarterly interest expense on the convertible debentures valued at $0.43 million for the six months ending June 30, 2012.

Warrants

A summary of warrant activity for the six months ended June 30, 2012 is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2011	5,638,900	$7.04
Granted	-
Exercised, forfeited, or expired	-
Outstanding at June 30, 2012	5,638,900	$7.04

The aggregate intrinsic value of warrants was approximately $0 as of both June 30, 2012 and December 31, 2011, based on the Company’s closing common stock price of $2.76 and $3.01, respectively; and the weighted average remaining contract life was 3.06 years and 3.43 years, respectively.

NOTE 10 - SHARE BASED COMPENSATION

As of June 30, 2012, the Company has not adopted a stock incentive plan for its management team.  Each member of the board of directors and the management team has been periodically awarded restricted stock grants.

The costs of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the six months ended June 30, 2012, the Company granted 243,750 shares of restricted common stock to employees and directors of which 109,375, 92,708, and 41,667 shares vest during the years ended December 31, 2013, 2014, and 2015, respectively. The fair value of these share grants was calculated to be approximately $0.43 million.  The Company also granted 100,000 shares to a consultant during the six months ended June 30, 2012.  These shares were valued at $0.35 million.

The Company recognized stock compensation expense of approximately $0.35 million and $0.69 million, respectively for the six and three months ended June 30, 2012, and $4.68 million, and $4.13 million, respectively for the six and three months ended June 30, 2011.

A summary of restricted stock grant activity for the six months ended June 30, 2012 is presented below:

Shares
Balance outstanding at December 31, 2011	2,340,235
Granted	343,750
Vested	(353,884)
Expired	(25,167)
Balance outstanding at June 30, 2012	2,304,934

Total unrecognized compensation cost related to unvested stock grants was approximately $2.718 million as of June 30, 2012.  The cost at June 30, 2012 is expected to be recognized over a weighted-average remaining service period of 3 years.

NOTE 11—SUBSEQUENT EVENTS

In August 2012, the Company agreed to restructure the Supplemental Debenture offering in order to secure funding of an additional $2.2 million.  Conclusion of these transactions resulted in total proceeds attributable to the Supplemental Debentures of $5.0 million, inclusive of the $2.8 million that had been received by the Company as of June 30, 2012.

Modifications to the Supplemental Debentures included increasing the original 5% carried working interest to 10% and adding a 15% net profits interest attributable to the first year of production from each well financed by the proceeds of the Supplemental Debentures, including in each case the wells drilled with the initial $2.8 million in the second quarter of 2012.  The holders of the Supplemental Debentures will also receive the same carried interest and one year of net profit interests on the next four wells the Company drills and completes (or plugs and abandons.)

The Company will record these transactions in its third quarter 2012 financial statements, and will include the estimated fair value of the carried working interests and net profits interest as a discount applicable to the convertible debentures.

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
• delays, denials or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties;
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

Recent Developments

In February 2011, we issued in a private placement $8.4 million aggregate principal amount of three year 8% senior secured convertible debentures with a group of accredited investors.  In March 2012, some investors in the convertible debenture agreed to purchase up to $5.0 million of additional convertible debentures.  The additional capital (up to $5 million) to be provided by the expansion of the Convertible Debentures has been and is expected to be used to partially fund the 2012 Capital Budget, and specifically for the drilling and development of certain proven undeveloped and other properties held by the Company, and for general corporate purposes.  The initial funding under the March 2012 Agreement occurred in March and continued through June 2012 in the amount of $2.8 million.  These proceeds were used to fund the drilling and development of six new wells, resulting in a total investment of $3.8 million.  Five of these wells resulted in commercial production, and one well was plugged and abandoned.

In August 2012, the Company restructured the terms of the Supplemental Debenture offering and concluded the offering by issuing an additional $2.2 million of convertible debentures (see Note 11— Subsequent Events.)

In February 2012, the Company completed the sale of its Grover Prospect acreage.

In March 2012, Hexagon agreed to extend the maturity of its term notes to June 30, 2013, and in connection there with, we agreed to make minimum monthly note payments of $0.33 million, effective immediately. In July 2012, Hexagon agreed to extend the maturity of its term notes to September 30, 2013.

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

Results of Operations

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

The Company reported a net loss for the three months ended June 30, 2012 of approximately $2,813,000 compared to a net loss of approximately $4,763,000 for the three months ended June 30, 2011.
	Three months ended June 30,
	2012	2011
Revenues and other income:
Oil sales	$1,362,566	$2,081,809
Gas sales	98,725	176,528
Realized (losses) on commodity hedges	73,301	(164,290)
Unrealized (losses) on commodity price derivatives	680,000	700,700
Other	45,676	16,682
Total revenues and other income	2,260,268	2,811,429
Expenses:
Production costs	268,315	322,308
Production taxes	169,639	237,055
General and administrative	1,561,800	5,256,182
Depreciation, depletion and amortization	843,999	1,065,425
Total expenses	2,843,753	6,880,970
Loss from continuing operations	(583,485)	(4,069,541)
Interest expense	(2,038,082)	(2,294,377)
Other	(1,123)	-
Conversion note derivative gain	(190,163)	1,601,037
Net loss	$(2,812,853)	$(4,762,881)

Oil and Gas Revenues and Production
Oil and gas revenues were $1.46 million for the three months ended June 30, 2012, as compared to $2.26 million for the three months ended June 30, 2011, a decrease of $.80 million, or 31%. Our production volume on a BOE basis was 20,858 for the three months ended June 30, 2012, as compared to 27,083 for the three months ended June 30, 2012 a decrease of 6,225 BOE, or 23%.  This decrease is primarily attributable to decline curves related to our Palm and State Line field wells, but partially offset by production from wells drilled during the three months ended June 30, 2012. The total decrease in revenue was caused by both a decrease in production volumes and a decrease in prices during the three months ended June 30, 2012. Oil price realization decreased by 21% from $94.05 to $74.70 per barrel from the three months ended June 30, 2012 and 2011. The decrease was offset by the Company realizing a gain on hedges of approximately $0.07 million during the three months ended June 30, 2012, compared to a realized hedge loss of approximately $0.164 million for the three months ended June 30, 2011.

A comparison of production and average prices for the three months ended June 30, 2012 and 2011, respectively, follows:

	Three Months Ended
	June 30,
	2012	2011
Product:
Oil (Bbls)-volume	18,241	22,136
Oil (Bbls)- average price	$74.70	$94.05

Natural Gas (Mcf)-volume	15,699	29,681
Natural Gas (Mcf)- average price	$6.29	$5.95
Barrels of oil equivalent (BOE)	20,858	27,083
Average daily net production (BOE)	229	298

Oil and gas production expenses, depreciation, depletion and amortization

	Three Months Ended June 30,	Three Months Ended June 30,
	2012	2011
	(per BOE)	(per BOE)
Average price	$73.57	$77.32

Production costs	12.86	11.90
Production taxes	8.13	8.75
Depletion and amortization	40.46	39.34

Total operating costs	61.45	59.99

Gross margin	$12.12	$17.33

Gross margin percentage	16%	22%

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

Commodity price derivative net realized gain was $0.07 million during the three months ended June 30, 2012, compared to a realized loss of $0.16 million for the three months ended June 30, 2011, for an increase in realized gain of $0.24 million, or 144% increase.  We also recorded an unrealized gain on commodity price derivatives of $0.68 million for the three months ended June 30, 2012 compared to a gain of $0.70 million during the three months ended June 30, 2011, for a decrease 3% of $0.02 million.

Production costs
Production costs were $0.27 million for the three months ended June 30, 2012, as compared to $0.32 million during the three months ended June 30, 2011, a change of $0.05 million, or 16%. Production costs decreased due to lower work over expenses incurred during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Production taxes
Production taxes were $0.17 million for the three months ended June 30, 2012, as compared to $0.24 million during the three months ended June 30, 2011, a change of $0.07 million, or 29%. Production taxes decreased due to a decrease in oil and gas revenues of $1.52 million.

General and administrative expenses
General and administrative expenses were $1.56 million for the three months ended June 30, 2012, as compared to $5.26 million for the three months ended June 30, 2011, a decrease of $3.70 million, or 70%.  Our general and administrative expenses for the three months ended June 30, 2012 included approximately $0.35 million in non-cash compensation expense. General and administrative expenses for the three months ended June 30, 2011 included approximately $4.13 million in non-cash compensation expense.  Excluding non-cash components, cash general and administrative expenses were $1.03 million for the three months ended June 30, 2012 compared to $1.13 million for the three months ended June 30, 2011.  Cash general and administrative expenses during the three months ended June 30, 2012 decreased primarily as a result of a decrease in legal and accounting fees and third party fees related to transactions, but were also affected by general increases in other general and administrative expense areas.

Depreciation, depletion and amortization
Depreciation, depletion and amortization was $0.84 million for the three months ended June 30, 2012, as compared to $1.07 million during the three months ended June 30, 2011, a decrease of $0.23 million, or 21%. Depreciation, depletion, and amortization decreased due lower unit volumes of oil and gas sales and a declining cost center. Expressed in dollars per BOE, depreciation, depletion, and amortization was $40.46 per BOE during the three months ended June 30, 2012, as compared to $39.34 during the three months ended June 30, 2011.

Interest Expense
Interest expense was $2.04 million during the three months ended June 30, 2012, compared to $2.29 million during the three months ended June 30, 2011, a decrease of $0.26 million, or 11%.  During the three months ended June 30, 2012, interest included non-cash charges of  $1.30 million, compared to $1.37 million in the comparable period of 2011.  Cash interest accruing on debt in 2012 decreased primarily as a result of lower average debt balances on term notes.

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

The Company reported a net loss for the six months ended June 30, 2012 of approximately $9,941,000 compared to a net loss of approximately $8,506,000 for the six months ended June 30, 2011.

	Six months ended June 30,
	2012	2011
Revenues and other income:
Oil sales	$2,910,329	$3,883,623
Gas sales	228,401	285,357
Realized (losses) on commodity hedges	12,389	(331,574
Unrealized (losses) on commodity price derivatives	575,609	222,788
Other	89,509	24,910
Total revenues and other income	3,816,237	4,085,104
Expenses:
Production costs	635,842	769,293
Production taxes	362,497	439,354
General and administrative	3,584,064	6,856,776
Depreciation, depletion and amortization	1,828,087	2,141,355
Impairment of evaluated properties	3,274,718	-
Total expenses	9,685,208	10,206,778

Loss from continuing operations	(5,868,971)	(6,121,674)
Interest expense	(4,170,988)	(3,986,546)
Other	(705)	1,115
Conversion note derivative gain	(100,000)	1,601,037
Net loss	$(9,940,664)	$(8,506,068)

Oil and Gas Revenues and Production
Oil and gas revenues were $3.14 million for the six months ended June 30, 2012, as compared to $4.17 million for the six months ended June 30, 2011, a decrease of $1.03 million, or 25%. Our production volume on a BOE basis was 40,149 for the six months ended June 30, 2012, as compared to 52,410 for the six months ended June 30, 2011 a decrease of 12,261 BOE, or 23%. This decrease is primarily attributable to decline curves related to our Palm and State Line field wells, but partially offset by production attributable to wells drilled during the six months ended June 30, 2012.

Production and average prices for the six months ended June 30, 2012 are presented in the following table:

	Six Months Ended
	June 30,
	2012	2011
Product:
Oil (Bbls)-volume	34,368	42,969
Oil (Bbls)-average price	$84.60	$90.38

Natural gas (Mcf)-volume	34,685	56,650
Natural gas (Mcf)-average price	$6.58	$5.04
Barrels of oil equivalent (BOE)	40,149	52,410
Average daily net production (BOE)	221	290

Oil and gas production expenses, depreciation, depletion and amortization

	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011
	(per BOE)	(per BOE)
Average price	$78.49	$73.22

Production costs	15.84	14.68
Production taxes	9.03	8.38
Depletion and amortization	45.53	40.86

Total operating costs	70.40	63.92

Gross margin	$8.09	$9.30

Gross margin percentage	10%	13%

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

Commodity price derivative net realized gain was $0.01 million during the six months ended June 30, 2012, as compared to a realized loss of $0.33 million for the six months ended June 30, 2011, for an increase in realized gain of $0.34 million, or 104%.  We also recorded an unrealized gain on commodity price derivatives of $0.58 million for the six months ended June 30, 2012 compared to a gain of $0.22 million during the six months ended June 30, 2011.

Production costs
Production costs were $0.64 million during the six months ended June 30, 2012, as compared to $0.77 million for the six months ended June 30, 2012, a decrease of $0.13 million, or 17%.  Production costs decreased due to lower work over expenses during the six months ended June 30, 2012.

Production taxes
Production taxes were $0.36 million during the six months ended June 30, 2012, as compared to $0.44 million during the six months ended June 30, 2011, a decrease of $0.08 million, or 18%. Production taxes decreased due to the decrease of both revenues and BOE for the six months ended June 30, 2012.

General and administrative expenses
General and administrative expenses were $3.58 million for the six months ended June 30, 2012 compared to $6.86 million for the six months ended June 30, 2011, a decrease of $3.28 million, or 70%.  Our general and administrative expenses for the six months ended June 30, 2012 included approximately $0.69 million in non-cash compensation expense and $0.505 million for non-cash payment for consulting fees.  General and administrative expenses for the six months ended June 30, 2011 included approximately $4.68 million in non-cash compensation expense.  Excluding non-cash components, cash general and administrative expenses were $2.39 million for the six months ended June 30, 2012 compared to $2.17 million for the six months ended June 30, 2011.  Cash general and administrative expenses during the three months ended June 30, 2012 increased primarily as a result of a increases in payroll, legal and accounting fees and third party fees related to transactions, as well as general increases in other general and administrative expense areas.

Depreciation, depletion and amortization
Depreciation, depletion, and amortization were $1.83 million during the six months ended June 30, 2012, as compared to $2.14 million during the six months ended June 30, 2011, a decrease of $0.31 million, or 14.5%.  Depreciation, depletion, and amortization decreased due lower unit volumes of oil and gas sales and a declining cost center. Expressed in dollars per BOE, depreciation, depletion, and amortization was $45.53 per BOE during the six months ended June 30, 2012, as compared to $40.86 during the six months ended June 30, 2011.

Impairment of evaluated properties
Impairment of evaluated properties was $3.27 million during the six months ended June 30, 2012, as compared to no impairment during the six months ended June 30, 2011. Impairment of evaluated properties increased due to capitalized costs exceeding the ceiling value as of the quarter ended March 31, 2012

Interest Expense
Interest expense was $4.17 million during the six months ended June 30, 2012, compared to $3.99 million during the six months ended June 30, 2011, an increase of $0.18 million, or 5%.  During the six months ended June 30, 2012, interest included non-cash charges of $2.60 million, compared to $2.20 million for the six months ended June 30, 2011.  Cash interest accruing on debt in 2012 decreased primarily as a result of lower average term loan balances.

Liquidity and Capital Resources

Cash used in operating activities during the six months ending ended June 30, 2012 was $1.27 million; this use of cash, coupled with the cash used in investing activities, exceeded cash provided by financing activities by $2.24 million and resulted in a corresponding decrease in cash.  This net use of cash also substantially contributed to a $3.35 million decrease in working capital as of June 30, 2012 as compared to the working capital balance as of December 31, 2011.

In the immediate term, the Company expects that additional capital will be required to fund its capital budget for 2012, partially to fund some of its ongoing overhead, and to provide additional capital to generally improve its working capital position.  In March 2012, the Company secured commitments to fund up to $5 million of additional convertible debentures (see Note 7—Loan Agreements).  As of June 30, 2012, $2.8 million of the amount has been funded.  In August 2012, the Company restructured some of the terms of this offering, and completed the $5.0 million offering, resulting in the issuance of $2.2 million in additional convertible debentures (see Note 11— Subsequent Events.)

Pursuant to our credit agreements with Hexagon, LLC (“Hexagon”), a substantial portion of our monthly net revenues from our producing properties is required to be used for debt and interest payments.  In addition, our debt instruments contain provisions that, absent consent of the lenders, may restrict our ability to raise additional capital.  Also, the Hexagon debt is currently due on September 30, 2013, and will need to be extended or retired prior to that date.

The Company will continue to pursue alternatives to address its working capital position and capital structure and to provide funding for the balance of its planned 2012 expenditures.

2012 Capital Budget

Our anticipated 2012 capital expenditure budget is between $10-15 million, which is allocated primarily to the drilling and completion of oil and gas wells in the DJ Basin in Wyoming, Nebraska and Colorado targeting the conventional Dakota ‘D’ sand and Muddy ‘J’ sand targets.  In addition, approximately one-third of this budget may be directed toward additional development procedures on certain unconventional Niobrara shale properties. Through June 30, 2012, approximately $4.5 million has been expended and funded.  A complete allocation of the 2012 budget directed at Niobrara shale properties has not been determined at this time.

Our 2012 drilling program is designed to provide flexibility to accommodate both the timing of the securing of adequate capital and to identify suitable well locations.   We anticipate funding the 2012 capital program through a combination of the issuance of additional equity or debt securities, use of existing working capital and operating cash flows, and from cash provided by potential joint venture participants.  Approximately $5.0 million of the financing of the 2012 budget has already been secured via the March 2012 agreements that resulted in an increase in the convertible debentures, and the subsequent August 2012 amendment (see Note 11— Subsequent Events.)

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

Capital Resources

Currently, the majority of our cash flows from operations are applied to the principal and interest of our loans.  Due to the continuing operating losses and the large amounts of capital expenditures during 2011 and continuing through 2012, our liquidity and working capital have deteriorated. While we believe that we have sufficient liquidity and capital resources to maintain our staff and continue our current production operations, we require additional capital to resolve our current working capital deficit and will also require substantial additional capital in order to fully test, develop and evaluate our 142,000 gross (123,000 net) undeveloped acres.  We expect to obtain this capital through a variety of sources, including, but not limited to, future debt and equity financings and potentially from future joint venture partners.  In the absence of near term major debt or equity financing or other similar transaction, we may be required to sell certain assets in order to meet obligations as they arise.  We can provide no assurance that we will be able to secure a major financing, nor can we predict the terms of any future potential financing transactions.

Information about our financial position is presented in the following table:

	June 30, 2012	December 31, 2011
Financial Position Summary
Cash and cash equivalents	$467,181	$2,707,722
Working capital	$(2,051,925)	$1,294,706
Balance outstanding on term notes and convertible notes payable	$31,724,205	$29,680,636
Shareholders’ equity	$41,199,442	$49,668,225

During the six months ended June 30, 2012, our working capital decreased to $(2.05 million) from $1.29 million at December 31, 2011. The lower working capital and cash position is primarily the result of a deficit in cash provided by operating activities of $1.27 million and cash used by investing activities, but partially offset by cash provided by financing activities of $2.04 million.

A summary of cash flow results during the six months ended June 30, 2012 follows:

Six Months Ended June 30,
2012
Cash provided by (used in):
Operating activities	$(1,270,981)
Investing activities	(3,013,126)
Financing activities	2,043,566

Net change in cash	$(2,240,541)

During the six months ended June 30, 2012, net cash used in operating activities was $1.27 million.  The primary changes in operating cash during the six months ended June 30, 2012 were $9.94 million of net loss, adjusted for non-cash charges of $1.83 million of depreciation, depletion and amortization expenses,  $1.19 million of stock-based compensation, $3.27 million of impairment of evaluated properties, $2.58 million of amortization of deferred financing costs and issuance of stock for convertible debentures interest, and non-cash change in fair value of convertible debentures conversion option of $0.10 million, and offset by a non-cash charge for the change in commodity price derivatives of $0.58 million.

During the six months ended June 30, 2012, net cash used in investing activities was $3.01 million. The primary changes in investing cash during the six months ended June 30, 2012 were $0.32 million related to our acquisitions of unproved acreage and drilling capital expenditures of $0.43 million, offset by the proceeds from the sale of undeveloped properties of $1.44 million.

During the six months ended June 30, 2012, net cash provided by financing activities was $2.04 million. The changes in financing cash during the six months ended June 30, 2012 were from net proceeds from the issuance of new convertible debentures of $2.84 million, offset by the net repayments of debt of $0.79 million.

Term Notes

The Company entered into three separate loan agreements with Hexagon during 2010.  All three loans bear annual interest of 15% and mature on September 30, 2013.

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

In December 2010, Hexagon extended the maturity to September 1, 2011.  During the last half of 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues in the total amount of approximately $2.0 million as payment on the notes. In November 2011, Hexagon extended the maturity to January 1, 2013.  In March 2012, Hexagon extended the maturity of the notes to June 30, 2013, and in connection there with, the Company agreed to make minimum monthly note payments of $0.33 million, effective immediately.  In November 2011, Hexagon also temporarily advanced the Company an additional amount of $0.31 million, which was repaid in full in February 2012.  In July 2012, Hexagon extended the maturity date to September 30, 2013.

As of June 30, 2012, the total debt outstanding under these facilities is $20.48 million, of which $0.84 million is carried as current portion of long term debt.

The Company is subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements.  As of June 30, 2012, the Company was in compliance with all covenants under the facilities.  If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (the "Debentures") with a group of accredited investors.  Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date.  The Company can redeem some or all of the Debentures at any time.  The redemption price is 115% of principal plus accrued interest.  If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $0.40 million of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $0.40 million over the life of the loan as deferred financing costs.  The Company amortized $0.06 million of deferred financing costs into interest expense during the six months ended March 31, 2012 and has $0.21 million of deferred financing costs to be amortized over a straight-line basis until February 2014.

On March 19, 2012, the Company entered into agreements with some of its existing Debenture holders to increase the amount of its Debentures by up to an additional $5.0 million (the “Supplemental Debentures”).  Under the terms of the Supplemental Debenture agreements, proceeds derived from the issuance of Supplemental Debentures are to be used principally for the development of certain of the Company's proved undeveloped properties, and other undeveloped leases currently targeted by the Company for exploration, as well as for other working capital purposes. Any new producing properties that are developed from the proceeds of Supplemental Debentures are to be pledged as collateral to secure future payment of the Supplemental Debentures. All terms of the Supplemental Debentures are substantively identical to the Debentures.

As of June 30, 2012, we received $2.80 million of proceeds from the issuance of Supplemental Debentures, which were used for the drilling and development of six new wells, resulting in a total investment of $3.8 million.  Five of these wells resulted in commercial production, and one well was plugged and abandoned.

In August 2012, the Company restructured the terms of the Supplemental Debenture offering and concluded the offering by issuing an additional $2.2 million of convertible debentures (see Note 11— Subsequent Events.)

In December, 2011, the Company agreed to amend the Debentures to lower the conversion price to $4.25 from $9.40 per share. Therefore, the Debentures and Supplemental Debentures are currently convertible into 2,644,659 shares of common stock. This amendment was inducement consideration to the Debenture holders for their agreement to release a mortgage on certain properties so the properties could be sold. The sale of these properties was effective December 31, 2011, and a final closing occurred during the three months ended March 31, 2012.

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to June 30, 2012, the Supplemental Debentures.    This valuation resulted in an estimated derivative liability as of June 30, 2012 and December 31, 2011 of $1.6 million and $1.3 million, respectively.  The portion of the derivative liability that is associated with the Supplemental Debentures, in the approximate amount of $0.40 million, has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures.

As of June 30, 2012 and December 31, 2011, the convertible debt is recorded as follows:

	As of	As of
	June 30, 2012	December 31, 2011
Convertible debentures	$11,239,802	$8,400,000
Debt discount	(3,206,528)	(3,470,932)
Total convertible debentures, net	$8,033,274	$4,929,068

Annual debt maturities for our debt under our term notes and convertible notes payable obligations as of June 30, 2012 are as follows:

Year 1	$840,508
Year 2	30,883,697
Thereafter	--
Total	$31,724,205

Obligations and Commitments

We have the following contractual obligations and commitments as of June 30, 2012 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Secured debt	$20,484,402	$840,508	$19,643,894	$—	$—
Interest on secured debt	4,799,051	3,059,491	1,739,560	—	—
Convertible debentures	11,239,802	—	11,239,802	—	—
Interest on convertible debentures	1,498,640	899,184	599,456	—	—
Operating leases	54,000	54,000	—	—	—

Total contractual cash obligations (1)	$38,075,895	$4,853,183	$33,222,712	$—	$—

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

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained above in the “Liquidity and Capital Resources” section, based on our present working capital and current rate of cash flow from operations, we will need to raise additional capital to partially fund our overhead, and fund our exploration and development budget through, at least, December 31, 2012.  We will seek additional capital through the sale of our securities and we will endeavor to obtain additional capital through debt and project financing.  However, as described further below, under the terms of our $21.0 million in credit facilities, we are prohibited from incurring any additional debt from third parties without prior consent from our lender.  Our ability to obtain additional capital through new debt instruments and project financing may be subject to the repayment of our $21.0 million credit facility.

We intend to use the services of independent consultants and contractors to perform various professional services, including land, legal, environmental, investor relations and tax services.  We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

As of June 30, 2012, we had four wells in progress, including one well in progress that has been drilled, completed and is pending further evaluation as to its potential to ultimately produce commercial quantities of hydrocarbons. This well is currently carried at a cost of $3.9 million.  The Company believes that this well should be ultimately capable of commercial production, but will need to invest additional capital to obtain this status.  However, should this well be ultimately plugged and abandoned, all capitalized costs would be transferred to the full cost pool.  Given the current status of the ceiling tests as of June 30, 2012, the current carrying costs would exceed the ceiling and partially flow through the income statement as an expense if the well were assumed to be non-productive as of June 30, 2012.

Likewise, operations that are being conducted on this well are extending the primary terms of leases that comprise approximately 6,919 net acres and are currently being carried at a cost of approximately $4.1 million.  Absent a successful completion of this well, the lease terms of some or all of these acres may expire in 2013.

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

Oil and Natural Gas Reserves

We follow the full cost method of accounting.  All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool.  Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, impairment would be recognized.  Under the SEC rules, we prepared our oil and gas reserve estimates as of June 30, 2012, using the average, first-day-of-the-month price during the 12-month period ending June 30, 2012.

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

As of June 30, 2012, based upon the estimated forward floating price we recorded an unrealized gain accrual related to these Swap contracts of approximately $0.50 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Since the date of that report, we have continued to design changes to our systems and are in the process of implementing new controls to address these issues, and expect to implement changes sufficient to resolve these internal control weaknesses before December 31, 2012.

Other than as noted above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2011 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, which we incorporate by reference herein, except that we have the following new risk factor which was included in our Quarterly Report on form 10-Q for the quarter ended March 31, 2012:

If oil or natural gas prices decrease or exploration and development efforts are unsuccessful, wells in progress are deemed unsuccessful, or major tracts of undeveloped leases expire, or other similar adverse events occur, we may be required to write-down the carrying value of our evaluated properties.

We use the full cost method of accounting whereby all costs related to the acquisition and development of oil and natural gas properties are capitalized into a single cost center referred to as a full cost pool.  These costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling wells, completing productive wells, or plugging and abandoning non-productive wells, costs related to expired leases, or leases underlying  producing and non-producing wells, and overhead charges directly related to acquisition and exploration activities.  Under the full cost method of accounting, capitalized oil and natural gas property that comprise the full cost pool, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves.  This ceiling test is performed at least quarterly.  Should the capitalized costs of the full cost pool exceed this ceiling, we would recognize impairment expense.  Effective with our report on Form 10-Q for the quarter ended March 31, 2012, we recognized impairment expenses in the amount of approximately $3.3 million related to impairment of the carrying value of the evaluated properties that comprised the full cost pool.  Future write-downs could occur for numerous reasons, including, but not limited to reductions in oil and gas prices that lower the estimate of future net revenues from proved oil and natural gas reserves, revisions to reserve estimates, or from the addition of non-productive capitalized costs to the full cost pool that do not result in corresponding increase in oil and gas reserves.  Impairments of unevaluated leases and plugging and abandonment of wells in progress are other areas where costs may be capitalized into the full cost pool, without any corresponding increase in reserve values; as such, these situations could result in future additional impairment expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2012, the Company entered into agreements with some of its existing Debenture holders to increase the amount of its Debentures by up to an additional $5.0 million (the “Supplemental Debentures”).  Under the terms of the Supplemental Debenture Agreements, proceeds derived from the issuance of Supplemental Debentures are to be used principally for the development of certain of the Company's proved undeveloped properties, and other undeveloped leases currently targeted by the Company for exploration, as well as for other working capital purposes.  Any new producing properties that are developed from the proceeds of Supplemental Debentures are to be pledged as collateral to secure future payment of the Debentures.  All terms of the Supplemental Debentures are substantively identical to the Debentures.

As of June 30, 2012, we received $2.80 million of proceeds from the issuance of Supplemental Debentures, which were used for the drilling and development of six new wells, resulting in a total investment of $3.80 million.  Five of these wells resulted in commercial production, and one well was plugged and abandoned.  In August 2012, the Company agreed to restructure the Supplemental Debenture offering in order to secure funding of the additional $2.2 million, which occurred on August 9, 2012.

The $5.0 million of convertible debentures that have been issued are currently convertible into 1,176,471 shares of common stock, at the rate of $4.25 per common share, subject to adjustment under certain circumstances.   Under the terms of the March 19, 2012 agreements as amended, we have no obligation to register any of the convertible debentures that are or may be issued, or any of the underlying common stock that may be issued upon conversion of any such convertible debentures.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

Exhibits

10.1	Amendment to Securities Purchase Agreement dated as of February 2, 2011 relating to issuance of 8% Senior Secured Convertible Debentures due February 8, 2014

10.2	Amendment to Securities Purchase Agreement dated as of March 12, 2012 relating to issuance of 8% Senior Secured Convertible Debentures due February 8, 2014

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Recovery Energy, Inc.

Date: August 9, 2012	By:	/s/ Roger A. Parker
Roger A. Parker
Chief Executive Officer

Date: August 9, 2012	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer

Date: August 9, 2012	By:	/s/ Eric Ulwelling
Eric Ulwelling
Principal Accounting Officer