Form 10-Q
period 2012-09-30
RECOVERY ENERGY, INC.
filed 2012-11-09
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of November 9, 2012:  18,016,143 shares of Common Stock.

Recovery Energy, Inc.

INDEX

PART I– FINANCIAL INFORMATION

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

SIGNATURES

EXHIBIT INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements may include the words “may,” “should,” “could,” “estimate,” “intend,” “plan,” “project,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, including without limitation the Risk Factors set forth in our amended Annual Report on Form 10-K/A for the year ended December 31, 2011.  Such risk and uncertainties, among other things, could cause actual results to differ materially from those contained in the forward-looking statements.

The factors impacting these risks and uncertainties include, but are not limited to:

● estimated quantities and quality of oil and natural gas reserves;
● exploration, exploitation and development results;
● fluctuations in the price of oil and natural gas, including reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
● availability of capital on an economic basis, or at all, to fund our capital needs;
● availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;
● the timing and amount of future production of oil and gas;
● the completion, timing and success of our drilling activity;
● the inability of management to effectively implement our strategies and business plans;
● potential default under our secured obligations or material debt agreements;
● lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;
● declines in the values of our natural gas and oil properties resulting in write-downs;
● inability to hire or retain sufficient qualified operating field personnel;
● increases in interest rates or our cost of borrowing;
● deterioration in general or regional (especially Rocky Mountain) economic conditions;
● the strength and financial resources of our competitors;
● the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
● inability to acquire or maintain mineral leases at a favorable economic value that will allow us to expand our development efforts;
● delays, denials or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties;
● unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids;
● environmental liabilities;
● loss of senior management or technical personnel;
● adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
● changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate; and
● other factors, many of which are beyond our control.

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

We also may make material acquisitions or divestitures or enter into financing transactions. None of these transactions, or their terms. can be predicted with certainty and the possibility of their occurring is not taken into consideration in the forward-looking statements.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash	$698,276	$2,707,722
Restricted cash	949,618	932,165
Accounts receivable	1,217,181	2,227,466
Prepaid assets	96,671	75,376
Commodity price derivative receivable	370,000	-
Total current assets	3,331,746	5,942,729

Oil and gas properties (full cost method), at cost:
Unevaluated properties	43,541,930	45,697,481
Evaluated properties	40,460,933	32,113,143
Wells in progress	3,986,919	6,425,509
Total oil and gas properties, at cost	87,989,782	84,236,133

Less accumulated depreciation, depletion ,amortization, and impairment	(18,174,968)	(12,099,098)
Net oil and gas properties, at cost	69,814,814	72,137,035

Other assets:
Office equipment, net	95,980	106,286
Prepaid advisory fees	304,402	574,160
Deferred financing costs, net	1,026,192	2,341,595
Restricted cash and deposits	186,240	186,055
Total other assets	1,612,814	3,208,096

Total assets	$74,759,374	$81,287,860

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2012	2011
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,183,415	$2,050,768
Commodity price derivative liability	-	75,609
Related party payable	-	16,475
Accrued expenses	2,183,053	1,354,204
Short term loans payable	873,142	1,150,967
Total current liabilities	4,239,610	4,648,023

Long term liabilities
Asset retirement obligation	893,754	612,874
Term loans payable	19,419,197	20,129,670
Convertible debentures notes payable, net of discount	9,595,053	4,929,068
Convertible debentures conversion derivative liability	1,300,000	1,300,000
Total long-term liabilities	31,208,004	26,971,612

Total liabilities	35,447,614	31,619,635

Commitments and contingencies – Note 8

Shareholders’ equity
Preferred stock, 10,000,000 authorized, none issued and outstanding as of September 30, 2012 and December 31, 2011	-	-

Common stock, $0.0001 par value: 100,000,000 shares authorized; 18,016,143 and 17,436,825 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,801	1,744
Additional paid in capital	120,566,897	118,146,119
Accumulated deficit	(81,256,938)	(68,479,638)
Total shareholders' equity	39,311,760	49,668,225

Total liabilities and shareholders’ equity	$74,759,374	$81,287,860

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil sales	$1,775,383	$1,650,702	$4,685,713	$5,534,325
Gas sales	168,897	161,029	397,298	446,386
Operating fees	42,853	85,372	132,362	110,282
Realized gain on commodity price derivatives	37,341	733,830	49,729	402,256
Unrealized gains (losses) on commodity price derivatives	(130,000)	-	445,609	222,788
Total Revenues	1,894,474	2,630,933	5,710,711	6,716,037

Costs and expenses
Production costs	397,793	344,927	1,033,635	1,114,220
Production taxes	198,781	191,364	561,278	630,718
General and administrative	1,515,868	1,981,026	5,099,932	8,837,802
Depreciation, depletion and amortization	1,069,068	1,052,946	2,897,156	3,194,301
Impairment of evaluated properties	-	-	3,274,718	-
Total costs and expenses	3,181,510	3,570,263	12,866,719	13,777,041

Loss from operations	(1,287,036)	(939,330)	(7,156,008)	(7,061,004)

Other income (expense)	333	62,000	(372)	63,115
Convertible debentures conversion derivative gain (losses)	600,000	(13,338)	700,000	1,587,699
Interest expense	(2,149,931)	(2,136,950)	(6,320,919)	(6,123,496)

Net Loss	$(2,836,634)	$(3,027,618)	$(12,777,299)	$(11,533,686)
Net loss per common share
Basic and diluted	$(0.16)	$(0.19)	$(0.72)	$(0.75)
Weighted average shares outstanding:
Basic and diluted	17,833,466	15,775,135	17,732,304	15,388,772

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(12,777,299)	$(11,533,686)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of stock issued for services	707,504	373,234
Share based compensation	1,066,154	5,592,638
Impairment of evaluated properties	3,274,718	-
Change in fair value of commodity price derivatives	(445,609)	(398,840)
Change in fair value of convertible debentures conversion derivative	(700,000)	(1,587,699)
Amortization of deferred financing costs, issuance of stock for convertible debentures interest, and accretion of debt discount	3,843,457	3,701,373
Depreciation, depletion, amortization and accretion	2,897,156	3,194,301

Changes in operating assets and liabilities:
Accounts receivable	(433,567)	(891,076)
Other assets	(21,294)	(19,674)
Accounts payable and other accruals	(867,353)	2,428,101
Restricted cash	(17,453)	144,001
Related party payable	(16,475)	15,067
Accrued expenses	742,982	297,330
Net cash provided by (used in) operating activities	(2,747,079)	1,315,070

Cash flows used in investing activities:
Acquisition of undeveloped properties	(436,023)	(9,033,007)
Sale of unevaluated properties	1,443,852	-
Investment in operating bonds	(184)	(160)
Drilling capital expenditures	(4,278,785)	(6,876,232)
Additions of office equipment	(2,928)	(40,648)
Net cash used in investing activities	(3,274,068)	(15,950,047)

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock, units and exercise of warrants	-	2,129,801
Net change in debts	(988,299)	(377,498)
Proceeds from debts	5,000,000	8,000,000
Net cash provided by (used in) financing activities	4,011,701	9,752,303

Change in cash and cash equivalents	(2,009,446)	(4,882,674)
Cash and cash equivalents at beginning of period	2,707,722	5,528,744

Cash and cash equivalents at end of period	$698,276	$646,070

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 1 – ORGANIZATION

Recovery Energy, Inc. (“Recovery”, “ours”, “us” or the “Company”), a Nevada corporation, is an independent oil and gas company engaged in the exploration, development and production of crude oil and natural gas.  The Company has focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 126,000 net acres located in Wyoming, Colorado, and Nebraska.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared by Recovery in accordance with generally accepted accounting principles (“GAAP”) in the United States applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  Such financial statements conform to the presentation reflected in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2011.  The current interim period reported herein should be read in conjunction with the financial statements and summary of significant accounting policies and notes included in the Company's Annual Report on Form 10-K/A.

All common stock share information is retroactively adjusted for the effect of a 4:1 reverse stock split that was effective October 19, 2011.

Reclassification

Certain amounts in the December 31, 2011 consolidated financial statements have been reclassified to conform to the September 30, 2012 consolidated financial statement presentation.  Such reclassifications had no effect on net income.

Principles of Consolidation

The accompanying consolidated financial statements include Recovery Energy, Inc. and its wholly−owned subsidiaries Recovery Oil and Gas, LLC, and Recovery Energy Services, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.  Both subsidiaries were inactive and were dissolved in the fourth quarter of 2011.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We evaluate our estimates on an ongoing basis and base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable.  Our most significant financial estimates are associated with our estimated proved oil and gas reserves as well as valuation of common stock used in issuances of common stock, warrants and the valuation of the conversion rights related to the convertible debentures payable.

Liquidity

Cash used in operating activities during the nine months ended September 30, 2012 was $2.75 million; this use of cash, coupled with the cash used in investing activities, exceeded cash provided by financing activities by $2.0 million, and resulted in a corresponding decrease in cash.  This net use of cash also substantially contributed to a $2.20 million decrease in working capital as of September 30, 2012 as compared to working capital as of December 31, 2011.

In the immediate term, the Company expects that additional capital will be required to fund its remaining capital budget for 2012, partially to fund some of its ongoing overhead, and to provide additional capital to generally improve its working capital position.  In March 2012, the Company secured commitments to fund up to $5.0 million of additional convertible debentures, all of which had been funded as of September 30, 2012.  (See Note 7—Loan Agreements.)

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pursuant to our credit agreements with Hexagon, LLC (“Hexagon”), a substantial portion of our monthly net revenues from our producing properties is required to be used for debt and interest payments.  In addition, our debt instruments contain provisions that, absent consent of the lenders, may restrict our ability to raise additional capital.  Also, the Hexagon debt is currently due on December 31, 2013, and will need to be extended or retired prior to that date.

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

The Company recognized impairment charges of $3.27 million during the nine months ended September 30, 2012.

Wells in Progress

Wells in progress represent wells that are currently in the process of being drilled or completed or otherwise under evaluation as to their potential to produce oil and gas reserves in commercial quantities.  Such wells continue to be classified as wells in progress and withheld from the depletion calculation and the ceiling test until such time as either proved reserves can be assigned, or the wells are otherwise abandoned.  Upon either the assignment of proved reserves or abandonment, the costs for these wells are then transferred to the full cost pool and become subject to both depletion and the ceiling test calculations.  During the nine months ended September 30, 2012, the Company transferred $4.98 million of costs from wells in progress in to the full cost pool.

Loss per Common Share

Earnings (losses) per share are computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (losses)  per share are computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities, such as conversion derivatives and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  As of September 30, 2012, a total of 6,238,900 and 3,152,941, respectively of outstanding warrants and derivative shares related to convertible debentures payable have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 – OIL AND GAS PROPERTIES

The Company did not complete any major purchases of undeveloped or producing oil and gas properties during the nine and three months ended September 30, 2012.

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

NOTE 4 – WELLS IN PROGRESS

As of September 30, 2012, the Company has one well in progress that has been drilled, completed and is pending further evaluation as to its potential to ultimately produce commercial quantities of hydrocarbons.  This well is currently carried at a cost of $3.82 million.  The Company believes that this well should be ultimately capable of commercial production, but will need to invest additional capital to obtain this status.  However, should this well be ultimately plugged and abandoned, all capitalized costs would be transferred to the full cost pool.  Given the current status of the ceiling tests as of September 30, 2012, the current carrying costs would exceed the ceiling by the amount of $1.44 million, which would flow through the income statement as an expense if the well were assumed to be non-productive as of September 30, 2012.

Likewise, operations that are being conducted on this well are extending the primary terms of leases that comprise approximately 6,919 net acres and that are currently being carried at a cost of approximately $4.1 million.  Absent a successful completion of this well, the lease terms of some or all of these acres may expire, and the carrying costs of these leases would also be subject to the ceiling test.

NOTE 5 - FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices.   As of September 30, 2012, the Company maintained an active commodity swap for 100 barrels per day through December 31, 2012 at a price of $96.25 per barrel, a swap for 100 barrels per day for the period of January 1, 2013 through June 30, 2013 at a price of $106.25 per barrel, and a swap for 100 barrels per day for the period of January 1, 2013 through December 31, 2013 at a price of $96.90.

The amounts of gains and losses recognized as a result of our derivative financial instruments were as follows:

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 5 - FINANCIAL IN-STRUMENTS AND DERIVATIVES (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Realized gain on commodity price derivatives	$37,341	$733,830	$49,729	$402,256
Unrealized gains (losses) on commodity price derivatives	$(130,000)	$-	$445,609	$222,788

Realized gains and losses occur as individual swaps mature and settle.  These gains and losses are recorded as income or expenses in the periods during which applicable contracts settle.  Swaps which are unsettled as of a balance sheet date are carried at fair market value, either as an asset or liability (See Note 6 — “Fair Value of Financial Instruments”).  Unrealized gains and losses result from mark-to-market changes in the fair value of these derivatives between balance sheet dates. On November 5, 2012, the company liquidated all of its price derivatives for proceeds of $0.60 million.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs, used in the valuation methodologies in measuring fair value:

●          Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●          Level 2 – Other inputs that are directly or indirectly observable in the marketplace.
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

At September 30, 2012, the types of derivative instruments utilized by the Company included commodity swaps.  The oil derivative markets are highly active.  Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

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

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Asset Retirement Obligation

The income valuation technique is utilized to determine the fair value of its asset retirement obligation liability at the point of inception by taking into account: 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which are based on estimates from reserve engineers; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money.  Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Convertible Debentures Payable Conversion Feature

In February 2011, the Company issued in a private placement $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (“Debentures”) with a group of accredited investors.  During the nine months ended September 30, 2012, the Company issued an additional $5.00 million of Debentures, resulting in a total of $13.40 million of Debentures outstanding as of September 30, 2012.  As of September 30, 2012, the Debentures are convertible at any time at the holders’ option into shares of our common stock at $4.25 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount.  The Company engaged a third party to complete a valuation of this conversion feature as of September 30, 2012 (see Note 7—Loan Agreements). The valuation was completed using Level 3 inputs.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

September 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Commodity derivative instruments	$-	$370,000	$-	$370,000
Total assets, at fair value	$-	$370,000	$-	$370,000

Liability
Convertible debentures conversion derivative liability	$-	$-	$(1,300,000)	$(1,300,000)
Total liability, at fair value	$-	$-	$(1,300,000)	$(1,300,000)

December 31, 2011

	Level 1	Level 2	Level 3	Total
Liability
Commodity derivative instruments	$-	$(75,609)	-	$(75,609)
Convertible debentures conversion derivative liability	-	-	(1,300,000)	(1,300,000)
Total liability at fair value	$-	$(75,609)	$(1,300,000)	$(1,375,609)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of September 30, 2012:

Beginning balance, December 31, 2011	$(1,300,000)
Convertible debentures conversion derivative gain	700,000
Additions to derivative liability from Supplemental Debenture	(700,000)
Ending balance, September 30, 2012	$(1,300,000)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine and three months ended September 30, 2012.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 7 – LOAN AGREEMENTS

Term Loans

The Company entered into three separate loan agreements with Hexagon during 2010.  All three loans bear annual interest of 15% and mature on December 31, 2013.

Effective January 29, 2010, the Company entered into a $4.5 million loan agreement, with an original maturity date of December 1, 2010.  Effective March 25, 2010, the Company entered into a $6.00 million loan agreement, with an original maturity date of December 1, 2010.  Effective April 14, 2010, the Company entered into a $15 million loan agreement, with an original maturity date of December 1, 2010.  All three loan agreements have similar terms, including customary representations and warranties and indemnification, and require the Company to repay the loans with the proceeds of the monthly net revenues from the production of the acquired properties.  The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage as well as all related equipment purchased in the Wilke Field, Albin Field, and State Line Field acquisitions.

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

In December 2010, Hexagon extended the maturity date of the loans to September 1, 2011.  During the last six months of 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues in the total amount of approximately $2.00 million as payment on the loans. In November 2011, Hexagon extended the maturity to January 1, 2013.  In November 2011, Hexagon also temporarily advanced the Company an additional amount of $0.31 million, which was repaid in full in February 2012.  In March 2012, Hexagon extended the maturity of the loans to June 30, 2013, and in connection there with, the Company agreed to make minimum monthly note payments of $0.33 million, effective immediately.  In July 2012, Hexagon extended the maturity date to September 30, 2013. In November 2012, Hexagon extended the maturity date of the loans to December 31, 2013.

As of September 30, 2012, the total debt outstanding under these facilities is $20.29 million, of which $0.87 million is the current portion of long term debt.

The Company is subject to certain non-financial covenants with respect to the Hexagon loan agreements.  As of September 30, 2012, the Company was in compliance with all covenants under the facilities.  If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of Debentures.  Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date.  The Company can redeem some or all of the Debentures at any time.  The redemption price is 115% of principal plus accrued interest.  If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $0.40 million of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $0.40 million over the life of the loan as deferred financing costs.  The Company amortized $0.13 million of deferred financing costs into interest expense during the nine months ended September 30, 2012, and has $0.18 million of deferred financing costs to be amortized through February 2014.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 7 – LOAN AGREEMENTS (Continued)

In December, 2011, the Company agreed to amend the Debentures to lower the conversion price to $4.25 from $9.40 per share. This amendment was an inducement consideration to the Debenture holders for their agreement to release a mortgage on certain properties so the properties could be sold. The sale of these properties was effective December 31, 2011, and a final closing occurred during the three months ended March 31, 2012.

On March 19, 2012, the Company entered into agreements with some of its existing Debenture holders to increase the amount of its Debentures by up to an additional $5.0 million (the “Supplemental Debentures”).  Under the terms of the Supplemental Debenture agreements, proceeds derived from the issuance of Supplemental Debentures are to be used principally for the development of certain of the Company's proved undeveloped properties, and other undeveloped leases currently targeted by the Company for exploration, as well as for other general corporate purposes. Any new producing properties that are developed from the proceeds of Supplemental Debentures are to be pledged as collateral under a mortgage to secure future payment of the Debentures and Supplemental Debentures. All terms of the Supplemental Debentures are substantively identical to the Debentures.  The Agreements also provided for the payment of additional consideration to the purchasers of Supplemental Debentures in the form of a proportionately reduced, 5% carried working interest in any properties developed with the proceeds of the Supplemental Debenture offering.

Through July 2012, we received $3.04 million of proceeds from the issuance of Supplemental Debentures, which were used for the drilling and development of six new wells, resulting in a total investment of $3.69 million.  Five of these wells resulted in commercial production, and one well was plugged and abandoned.

In August 2012, the Company and certain holders of the Supplemental Debentures agreed to renegotiate the terms of the Supplemental Debenture offering.  These negotiations concluded with the issuance of an additional $1.96 million of Supplemental Debentures.  The August 2012 modifications to the Supplemental Debenture agreements increased the carried working interest from 5% to 10% and also provided for a one-year, proportionately reduced net profits interest of 15% in the properties developed with the proceeds of the Supplemental Debenture offering, as well as the next four properties to be drilled and developed by the Company.

The Company has estimated the total value of consideration paid to Supplemental Debenture holders in the form of the modified net profits interest and carried working interest to be approximately $1.16 million, and recorded this amount as a debt discount to be amortized over the remaining life of the Supplemental Debentures.

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to September 30, 2012, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of September 30, 2012 and December 31, 2011 of $1.3 million and $1.3 million, respectively.  The portion of the derivative liability that is associated with the Supplemental Debentures, in the approximate amount of $0.70 million, has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures.

During the nine and three months ended September 30, 2012, the Company amortized $1.65 million and $0.71 million, respectively of debt discounts.

On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to T.R. Winston & Company LLC for acting as a placement agent of the Supplemental Debentures.  The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs.  The Company amortized $0.01 million of deferred financing costs into interest expense during the nine months ended September 30, 2012, and has $0.22 million of deferred financing costs to be amortized through February 2014.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 7 – LOAN AGREEMENTS (Continued)

As of September 30, 2012 and December 31, 2011, the convertible debt is recorded as follows:

	As of	As of
	September 30, 2012	December 31, 2011
Convertible debentures	$13,400,000	$8,400,000
Debt discount	(3,804,947)	(3,470,932)
Total convertible debentures, net	$9,595,053	$4,929,068

Annual debt maturities as of September 30, 2012 are as follows:

Year 1	$873,142
Year 2	32,819,197
Thereafter	-
Total	$33,692,339

Interest Expense

For the three months ended September 30, 2012 and 2011, the Company incurred interest expense of approximately $2.15 million and $2.14 million, respectively, of which approximately $1.29 million and $1.50 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures payable interest paid in stock.

For the nine months ended September 30, 2012 and 2011, the Company incurred interest expense of approximately $6.32 million and $6.12 million, respectively, of which approximately $3.8 million and $3.70 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures payable interest paid in stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At September 30, 2012, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of September 30, 2012, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

Under the terms of the Supplemental Debenture agreements, the Company has a commitment to drill four additional wells.  Such agreements do not specify the location, timing, target zones, or other conditions related to these wells.  However, the Company anticipates that the capital provision required to satisfy this provision will be approximately $3.3 million.

NOTE 9 - SHAREHOLDERS’ EQUITY

Common Stock

Effective October 19, 2011, the Company completed a four-for-one reverse stock split of its common shares.  All references to common stock and common stock prices have been adjusted to reflect the effects of the reverse stock split.

As of September 30, 2012, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 18,016,143 shares of common stock were issued and outstanding.  No preferred shares were issued or outstanding.

During the nine months ended September 30, 2012, the Company granted 356,865 shares of common stock as restricted stock grants to employees, board members, and consultants valued at $1.49 million.  The Company also issued 197,619 shares for payment of quarterly interest expense on the convertible debentures valued at $0.69 million, and 50,000 shares, valued at $0.23 million, to T.R. Winston & Company LLC for acting as placement agent of the Supplemental Debentures.

Warrants

During September 2012, the Company entered into an agreement to issue 600,000 warrants to a financial advisory group. The 600,000 warrants vest monthly in six equal amounts over the six month term of the agreement, have a term of 3 years, and a strike price of $5.00 per share.  The Company records an expense for the value of the warrants on each vesting date.  During the three months ended September 30, 2012, the Company recorded an expense of $0.08 million for the 100,000 warrants that were vested as of September 30, 2012.  Additionally, the agreement provides that the Company will pay a monthly consulting fee of $10,000, with a final payment of $90,000 during the last month of the contract.  The Company may cancel the agreement at any time to avoid any future cash payments or vesting of remaining unvested warrants.

A summary of warrant activity for the nine months ended September 30, 2012 is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2011	5,638,900	$7.04
Granted	600,000	5.00
Exercised, forfeited, or expired	-	-
Outstanding at September 30, 2012	6,238,900	$6.84

The aggregate intrinsic value of the warrants was approximately $0 as of both September 30, 2012 and December 31, 2011, based on the Company’s closing common stock price of $4.40 and $3.01, respectively; and the weighted average remaining contract life was 2.81 years and 3.18 years, respectively.

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 10 - SHARE BASED COMPENSATION

In September 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”).  Each member of the board of directors and the management team has been periodically awarded restricted stock grants, and in the future will be awarded such grants under the terms of the Plan.

The costs of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the nine months ended September 30, 2012, the Company granted 256,866 shares of restricted common stock to employees and directors of which 52,698, 81,250, 81,250, and 25,001 shares vest during the years ended December 31, 2012, 2013, 2014, and 2015, respectively. The fair value of these share grants was calculated to be approximately $0.78 million.  The Company also granted 100,000 shares to a consultant and 50,000 shares to T.R. Winston & Company LLC for acting as a placement agent of the Supplemental Debentures, valued at $0.58 million

The Company recognized stock compensation expense of approximately $0.80 million and $0.37 million, respectively for the nine and three months ended September 30, 2012, and $5.59 million, and $0.92 million, respectively for the nine and three months ended September 30, 2011.

A summary of restricted stock grant activity for the nine months ended September 30, 2012 is presented below:

Shares
Balance outstanding at December 31, 2011	2,340,235
Granted	356,865
Vested	(385,749)
Expired	(25,167)
Balance outstanding at September 30, 2012	2,286,184

Total unrecognized compensation cost related to unvested stock grants was approximately $2.187 million as of September 30, 2012.  The cost at September 30, 2012 is expected to be recognized over a weighted-average remaining service period of 3 years.

NOTE 11—SUBSEQUENT EVENTS

On November 5, 2012, the Company liquidated all of its price derivatives for proceeds of $0.60 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Recovery Energy Inc. is a Denver based independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the Denver-Julesburg (“DJ”) Basin. Our business strategy is designed to maximize shareholder value by leveraging the knowledge, expertise and experience of our management team and via the future exploration and development of the approximate 126,000 net acres of developed and undeveloped leases that are currently held by the Company, primarily in the northern DJ Basin.

Recent Developments

In February 2011, we issued in a private placement $8.4 million aggregate principal amount of three year 8% senior secured convertible debentures with a group of accredited investors.  In March 2012, some investors in the convertible debenture agreed to purchase up to $5.0 million of additional convertible debentures (the “Supplemental Debentures”).  The additional capital   provided by the Supplemental Debentures has been used to partially fund the 2012 Capital Budget, and specifically for the drilling and development of certain proven undeveloped and other properties held by the Company, and for general corporate purposes.  The initial funding under the March 2012 agreement occurred in March and continued through July 2012 in the amount of $3.04 million.  These proceeds were used to fund the drilling and development of six new wells, resulting in a total investment of $3.69 million.  Five of these wells resulted in commercial production, and one well was plugged and abandoned.

In August 2012, the Company restructured the terms of the Supplemental Debenture offering and concluded the offering by issuing an additional $1.96 million of convertible debentures.  On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to T.R. Winston & Company LLC for acting as a placement agent of the Supplemental Debentures.

In February 2012, the Company completed the sale of its Grover Prospect acreage.

In March 2012, Hexagon agreed to extend the maturity of its term loans to June 30, 2013, and in connection therewith, we agreed to make minimum monthly loan payments of $0.33 million, effective immediately. In July 2012, Hexagon agreed to extend the maturity of its term loans to September 30, 2013. In November 2012, Hexagon extended the maturity date to December 31, 2013.

In April, 2012, we made the decision to temporarily abandon one of our unconventional Niobrara wells that was categorized as a well in progress as of December 31, 2011.  In conjunction with that decision, all capitalized drilling, completion and allocable lease costs related to this well in the amount of $4.8 million were transferred to developed properties.  This transfer of costs contributed to a $3.27 impairment charge of developed properties derived from the ceiling test completed as of March 31, 2012.

On November 5, 2012, the Company liquidated all of its price derivatives for proceeds of $0.60 million.

Results of Operations

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011.

The Company reported net losses for the three months ended September 30, 2012 and 2011 of approximately $2.84 million and $3.03 million, respectively.

	Three months ended September 30,
	2012	2011
Revenues and other income:
Oil sales	$1,775,383	$1,650,702
Gas sales	168,897	161,029
Realized gain on commodity hedges	37,341	733,830
Unrealized (losses) on commodity price derivatives	(130,000)	-
Other	42,853	85,372
Total revenues and other income	1,894,474	2,630,933
Expenses:
Production costs	397,793	344,927
Production taxes	198,781	191,364
General and administrative	1,515,868	1,981,026
Depreciation, depletion and amortization	1,069,068	1,052,946
Total expenses	3,181,510	3,570,263
Loss from continuing operations	(1,287,036)	(939,330)
Interest expense	(2,149,931)	(2,136,950)
Other	333	62,000
Conversion debenture derivative gain(loss)	600,000	(13,338)
Net loss	$(2,836,634)	$(3,027,618)

Oil and Gas Revenues and Production

Oil and gas revenues were $1.94 million for the three months ended September 30, 2012, as compared to $1.81 million for the three months ended September 30, 2011, an increase of $.13 million, or 7.18%. Our production volume on a BOE basis was 33,618 for the three months ended September 30, 2012, as compared to 33,698 for the three months ended September 30, 2011, a nominal decrease that was effected by increased production attributed to five new wells, but offset by normal production declines on more mature properties.   Average oil and gas prices during the three months ended September 30, 2012 increased slightly as compared to the prior year.

A comparison of production and average prices for the three months ended September 30, 2012 and 2011, respectively, follows:

	Three Months Ended
	September 30,
	2012	2011
Product:
Oil (Bbls)-volume	21,151	20,145
Oil (Bbls)- average price (1)	$83.94	$81.94

Natural Gas (Mcf)-volume	29,061	31,579
NGL’s-(BOE)	7,624	8,290
Natural Gas (Mcf)- average price (2)	$5.81	$5.10
Barrels of oil equivalent (BOE)	33,618	33,698
Average daily net production (BOE)	365	366

(1)	Does not include the realized price effects of hedges
(2)	Includes proceeds from the sale of NGL’s.

Oil and gas production expenses, depreciation, depletion and amortization

	Three Months Ended September 30,	Three Months Ended September 30,
	2012	2011
	(per BOE)	(per BOE)
Average price (1)	$57.83	$53.76

Production costs	11.83	10.23
Production taxes	5.91	5.68
Depletion and amortization	31.80	31.25

Total operating costs	49.54	47.16

Gross margin	$8.29	$6.60

Gross margin percentage	14.3%	12.2%

(1)	Does not include the realized price effects of hedges

Commodity Price Derivative Activities
Changes in the market price of oil can significantly affect our profitability and cash flow. In the past we have entered into various commodity derivative instruments to mitigate the risk associated with downward fluctuations in oil prices. These derivative instruments consisted exclusively of swaps. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy.

Commodity price derivative net realized gain was $0.04 million during the three months ended September 30, 2012, compared to a realized gain of $0.73 million for the three months ended September 30, 2011, for a decrease in realized gain of $0.69 million, or 95% decrease.  We also recorded an unrealized loss on commodity price derivatives of $0.13 million for the three months ended September 30, 2012 compared to no gain or loss during the three months ended September 30, 2011, for a decrease of $0.13 million

Production costs
Production costs were $0.40 million for the three months ended September 30, 2012, as compared to $0.34 million during the three months ended September 30, 2011, a change of $0.06 million, or 18%. Production costs increased due to a larger number of producing wells  in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Production taxes
Production taxes were $0.20 million for the three months ended September 30, 2012, as compared to $0.19 million during the three months ended September 30, 2011, a change of $0.01 million, or 5%. Production taxes increased due to an increase in oil and gas revenues.

General and administrative expenses
General and administrative expenses were $1.52 million for the three months ended September 30, 2012, as compared to $1.98 million for the three months ended September 30, 2011, a decrease of $0.46 million, or 23%.  Our general and administrative expenses for the three months ended September 30, 2012 included approximately $0.54 million in non-cash compensation expense. General and administrative expenses for the three months ended September 30, 2011 included approximately $0.92 million in non-cash compensation expense.  Excluding non-cash components, cash general and administrative expenses were $0.94 million for the three months ended September 30, 2012 compared to $1.06 million for the three months ended September 30, 2011.  Cash general and administrative expenses during the three months ended September 30, 2012 decreased primarily as a result of a decrease in professional fees and third party fees, but were also affected by general decreases in other general and administrative expense areas.

Depreciation, depletion and amortization
Depreciation, depletion and amortization was $1.07 million for the three months ended September 30, 2012, as compared to $1.05 million during the three months ended September 30, 2011, an increase of $0.02 million, or 2%. Depreciation, depletion, and amortization increased due to additional evaluated properties added during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Interest expense
Interest expense was $2.15 million during the three months ended September 30, 2012, compared to $2.14 million during the three months ended September 30, 2011, an increase of $0.01 million, or 0.4%.  During the three months ended September 30, 2012, interest included non-cash charges of $1.29 million, compared to $1.50 million in the comparable period of 2011.  Excluding non-cash components, cash interest was $0.86 million for the three months ended September 30, 2012 compared to $0.64 in the comparable period of 2011.

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011.

The Company reported a net loss for the nine months ended September 30, 2012 of approximately $12.78 million compared to a net loss of approximately $11.53 million for the nine months ended September 30, 2011.

	Nine months ended September 30,
	2012	2011
Revenues and other income:
Oil sales	$4,685,713	$5,534,325
Gas sales	397,298	446,386
Realized gain on commodity hedges	49,729	402,256
Unrealized gain on commodity price derivatives	445,609	222,788
Other	132,367	110,282
Total revenues and other income	5,710,711	6,716,037
Expenses:
Production costs	1,033,635	1,114,220
Production taxes	561,278	630,718
General and administrative	5,099,932	8,837,802
Depreciation, depletion and amortization	2,897,156	3,194,301
Impairment of evaluated properties	3,274,718	-
Total expenses	12,866,719	13,777,041

Loss from continuing operations	(7,156,009)	(7,061,004)
Interest expense	(6,320,919)	(6,123,496)
Other	(372)	63,115
Conversion note derivative gain	700,000	1,587,699
Net loss	$(12,777,299)	$(11,533,686)

Oil and Gas Revenues and Production
Oil and gas revenues were $5.08 million for the nine months ended September 30, 2012, as compared to $5.98 million for the nine months ended September 30, 2011, a decrease of $0.90 million, or 15%. Our production volume on a BOE basis was 80,005 for the nine months ended September 30, 2012, as compared to 101,251 for the nine months ended September 30, 2011 a decrease of 21,246 BOE, or 21%. This decrease is primarily attributable to normal decline curves related to mature properties, but partially offset by production attributable to wells drilled during the nine months ended September 30, 2012.  Production declines were also partially offset by slightly higher average prices for both oil and gas.

Production and average prices for the nine months ended September 30, 2012 are presented in the following table:

	Nine Months Ended
	September 30,
	2012	2011
Product:
Oil (Bbls)-volume	52,658	63,114
Oil (Bbls)-average price (1)	$88.98	$87.69

Natural gas (Mcf)-volume	63,746	88,229
NGL’s-(BOE)	16,723	23,433
Natural gas (Mcf)-average price (2)	$6.23	$5.06
Barrels of oil equivalent (BOE)	80,005	101,251
Average daily net production (BOE)	291	370

(1)	Does not include the realized price effects of hedges
(2)	Includes proceeds from the sale of NGL’s.

Oil and gas production expenses, depreciation, depletion and amortization

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2012	2011
	(per BOE)	(per BOE)
Average price (1)	$63.53	$59.07

Production costs	12.92	11.00
Production taxes	7.02	6.23
Depletion and amortization	36.21	31.55

Total operating costs	56.15	48.78

Gross margin	$7.38	$10.29

Gross margin percentage	12%	17%

(1)	Does not include the realized price effects of hedges

Commodity Price Derivative Activities

Changes in the market price of oil can significantly affect our profitability and cash flow. In the past we have entered into various commodity derivative instruments to mitigate the risk associated with downward fluctuations in oil prices. These derivative instruments consisted exclusively of swaps. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy.

Commodity price derivative net realized gain was $0.05 million during the nine months ended September 30, 2012, as compared to a realized gain of $0.40 million for the nine months ended September 30, 2011, for a decrease in realized gain of $0.35 million, or 88%.  We also recorded an unrealized gain on commodity price derivatives of $0.45 million for the nine months ended September 30, 2012 compared to a gain of $0.22 million during the nine months ended September 30, 2011, for an increase of $0.23 million, or 105%.

Production costs

Production costs were $1.03 million during the nine months ended September 30, 2012, as compared to $1.11 million for the nine months ended September 30, 2012, a decrease of $0.08 million, or 7%.  Production costs decreased due to lower work over expenses during the nine months ended September 30, 2012.

Production taxes

Production taxes were $0.56 million during the nine months ended September 30, 2012, as compared to $0.63 million during the nine months ended September 30, 2011, a decrease of $0.07 million, or 11%. Production taxes decreased due to the decrease in revenues during the nine months ended September 30, 2012.

General and administrative expenses

General and administrative expenses were $5.10 million for the nine months ended September 30, 2012 compared to $8.84 million for the nine months ended September 30, 2011, a decrease of $3.74 million, or 42%.  General and administrative expenses for the nine months ended September 30, 2012 included approximately $1.07 million in non-cash compensation expense and $0.71 million for non-cash payment for consulting fees.  General and administrative expenses for the nine months ended September 30, 2011 included approximately $5.50 million in non-cash compensation expense.  Excluding non-cash components, cash general and administrative expenses were $3.32 million for the nine months ended September 30, 2012 compared to $3.34 million for the nine months ended September 30, 2011.  Cash general and administrative expenses during the nine months ended September 30, 2012 decreased primarily as a result of a decrease in payroll, legal and accounting fees and third party fees related to transactions, as well as being offset by general increases in other general and administrative expense areas.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization were $2.90 million during the nine months ended September 30, 2012, as compared to $3.19 million during the nine months ended September 30, 2011, a decrease of $.29 million, or 9%.  Depreciation, depletion, and amortization decreased due lower unit volumes of oil and gas sales and a declining cost center.

Expressed in dollars per BOE, depreciation, depletion, and amortization was $36.21 per BOE during the nine months ended September 30, 2012, as compared to $31.55 during the nine months ended September 30, 2011.

Impairment of evaluated properties

Impairment of evaluated properties was $3.27 million during the nine months ended September 30, 2012, as compared to no impairment during the nine months ended September 30, 2011. Impairment of evaluated properties increased due to capitalized costs exceeding the ceiling value as of the quarter ended March 31, 2012.

Interest Expense

Interest expense was $6.32 million during the nine months ended September 30, 2012, compared to $6.12 million during the nine months ended September 30, 2011, an increase of $0.20 million, or 3%.  During the nine months ended September 30, 2012, interest included non-cash charges of $3.8 million, compared to $3.70 million for the nine months ended September 30, 2011.  Cash interest accruing on debt in 2012 decreased primarily as a result of lower average term loan balances.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ending ended September 30, 2012 was $2.75 million; this use of cash, coupled with the cash used in investing activities, exceeded cash provided by financing activities by $2.0 million, and resulted in a corresponding decrease in cash.  This net use of cash also substantially contributed to a $2.20 million decrease in working capital as of September 30, 2012 as compared to working capital as of December 31, 2011.

In the immediate term, the Company expects that additional capital will be required to fund its remaining capital budget for 2012, partially to fund some of its ongoing overhead, and to provide additional capital to generally improve its working capital position.  In March 2012, the Company secured commitments to fund up to $5.0 million of additional convertible debentures, all of which had been funded as of September 30, 2012.  (See Note 7—Loan Agreements.)

Pursuant to our credit agreements with Hexagon, LLC (“Hexagon”), a substantial portion of our monthly net revenues from our producing properties is required to be used for debt and interest payments.  In addition, our debt instruments contain provisions that, absent consent of the lenders, may restrict our ability to raise additional capital.  Also, the Hexagon debt is currently due on December 31, 2013 and will need to be extended or retired prior to that date.

The Company will continue to pursue alternatives to address its working capital position and capital structure and to provide funding for the balance of its planned 2012 expenditures.

On November 5, 2012, the Company liquidated all of its price derivatives for proceeds of $0.60 million.

2012 Capital Budget

Our anticipated 2012 capital expenditure budget is currently expected to total $7-$9 million, of which approximately $4.7 million has been expended through September 30, 2012.  The remaining 2012 budget is allocated primarily to the drilling and completion of oil and gas wells in the DJ Basin in Wyoming, Nebraska and Colorado targeting the conventional Muddy ‘J’ sand targets, and to the conventional development of certain Niobrara and Codell properties.

Our 2012 drilling program has remained flexible in order to accommodate both the timing of the securing of adequate capital and to identify suitable well locations.   We anticipate funding the remainder of the 2012 capital program through a combination of the issuance of additional equity or debt securities, use of existing working capital and operating cash flows, and from cash provided by potential joint venture participants and/or asset sales.

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

Capital Resources

Currently, the majority of our cash flows from operations are applied to the payment of principal and interest of our loans and to capital expenditures.  Due to the continuing operating losses and the large amounts of capital expenditures during 2011 and continuing through 2012, our liquidity and working capital have deteriorated. While we believe that we have sufficient liquidity and capital resources to maintain our staff and continue our current production operations, we require additional capital to resolve our current working capital deficit and will also require substantial additional capital in order to fully test, develop and evaluate our 141,000 gross (126,000 net) undeveloped acres.  We expect to obtain this capital through a variety of sources, including, but not limited to, future debt and equity financings and potentially from future joint venture partners.  In the absence of near term major debt or equity financing or other similar transaction, we may be required to sell certain assets in order to meet obligations as they arise.  We can provide no assurance that we will be able to secure a major financing, nor can we predict the terms of any future potential financing transactions.

Information about our financial position is presented in the following table:

	September 30, 2012	December 31, 2011
Financial Position Summary
Cash and cash equivalents	$698,276	$2,707,722
Working capital	$(907,863)	$1,294,706
Balance outstanding on term loans and convertible debentures payable	$33,692,339	$29,680,636
Shareholders’ equity	$39,311,760	$49,668,225

During the nine months ended September 30, 2012, our working capital decreased to $(0.91 million) from $1.29 million at December 31, 2011. The lower working capital and cash position is primarily the result of a combination of cash used in operating and investing activities, but partially offset by cash provided by financing activities.

A summary of cash flow results during the nine months ended September 30, 2012 follows:

Nine Months Ended September 30,
2012
Cash provided by (used in):
Operating activities	$(2,747,079)
Investing activities	(3,274,068)
Financing activities	4,011,701

Net change in cash	$(2,009,446)

During the nine months ended September 30, 2012, net cash used in operating activities was $2.75 million.  The primary changes in operating cash during the nine months ended September 30, 2012 were $12.78 million of net loss, adjusted for non-cash charges of $4.51 million of depreciation, depletion, amortization and accretion expenses,  $1.77 million of stock-based compensation, $3.27 million of impairment of evaluated properties, $2.23 million of amortization of deferred financing costs and issuance of stock for convertible debentures interest, and non-cash change in fair value of convertible debentures conversion option of $0.70 million, and offset by a non-cash charge for the change in commodity price derivatives of $0.45 million.

During the nine months ended September 30, 2012, net cash used in investing activities was $3.27 million. The primary changes in investing cash during the nine months ended September 30, 2012 were $0.44 million related to our acquisitions of unproved acreage and drilling capital expenditures of $4.28 million, offset by the proceeds from the sale of undeveloped properties of $1.44 million.

During the nine months ended September 30, 2012, net cash provided by financing activities was $4.01 million. The changes in financing cash during the nine months ended September 30, 2012 were from net proceeds from the issuance of new convertible debentures of $5.00 million, offset by the net repayments of debt of $0.98 million.

Term Loans

The Company entered into three separate loan agreements with Hexagon during 2010.  All three loans bear annual interest of 15% and mature on December 31, 2013.

Effective January 29, 2010, the Company entered into a $4.5 million loan agreement, with an original maturity date of December 1, 2010.  Effective March 25, 2010, the Company entered into a $6.00 million loan agreement, with an original maturity date of December 1, 2010.  Effective April 14, 2010, the Company entered into a $15 million loan agreement, with an original maturity date of December 1, 2010.  All three loan agreements have similar terms, including customary representations and warranties and indemnification, and require the Company to repay the loans with the proceeds of the monthly net revenues from the production of the acquired properties.  The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage as well as all related equipment purchased in the Wilke Field, Albin Field, and State Line Field acquisitions.

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

In December 2010, Hexagon extended the maturity to September 1, 2011.  During the last six months of 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues in the total amount of approximately $2.00 million as payment on the loans. In November 2011, Hexagon extended the maturity to January 1, 2013.  In November 2011, Hexagon also temporarily advanced the Company an additional amount of $0.31 million, which was repaid in full in February 2012.  In March 2012, Hexagon extended the maturity of the loans to June 30, 2013, and in connection therewith, the Company agreed to make minimum monthly loan payments of $0.33 million, effective immediately.  In July 2012, Hexagon extended the maturity date to September 30, 2013. In November 2012, Hexagon extended the maturity date to December 31, 2013.

As of September 30, 2012, the total debt outstanding under these facilities is $20.29 million, of which $0.87 million is current portion of long term debt.

The Company is subject to certain financial and non-financial covenants with respect to the Hexagon loan agreements.  As of September 30, 2012, the Company was in compliance with all covenants under the facilities.  If any of the covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default and accelerate all principal and interest outstanding.

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (the "Debentures") with a group of accredited investors.  Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest on the Debentures is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or at the Company's option in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date.  The Company can redeem some or all of the Debentures at any time.  The redemption price is 115% of principal plus accrued interest.  If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC acted as placement agent for the private placement and received $0.40 million of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $0.40 million over the life of the loan as deferred financing costs.  The Company amortized $0.13 million of deferred financing costs into interest expense during the nine months ended September 30, 2012, and has $0.18 million of deferred financing costs to be amortized through February 2014.

In December, 2011, the Company agreed to amend the Debentures to lower the conversion price to $4.25 from $9.40 per share.

This amendment was an inducement consideration to the Debenture holders for their agreement to release a mortgage on certain properties so the properties could be sold. The sale of these properties was effective December 31, 2011, and a final closing occurred during the three months ended March 31, 2012.

On March 19, 2012, the Company entered into agreements with some of its existing Debenture holders to increase the amount of its Debentures by up to an additional $5.0 million (the “Supplemental Debentures”).  Under the terms of the Supplemental Debenture agreements, proceeds derived from the issuance of Supplemental Debentures are to be used principally for the development of certain of the Company's proved undeveloped properties, and other undeveloped leases currently targeted by the Company for exploration, as well as for other general corporate purposes. Any new producing properties that are developed from the proceeds of Supplemental Debentures are to be pledged as collateral under a mortgage to secure future payment of the Debentures and Supplemental Debentures. All terms of the Supplemental Debentures are substantively identical to the Debentures.  The Agreements also provided for the payment of additional consideration to the purchasers of Supplemental Debentures in the form of a proportionately reduced, 5% carried working interest in any properties developed with the proceeds of the Supplemental Debenture offering.

Through July 2012, we received $3.04 million of proceeds from the issuance of Supplemental Debentures, which were used for the drilling and development of six new wells, resulting in a total investment of $3.69 million.  Five of these wells resulted in commercial production, and one well was plugged and abandoned.

In August 2012, the Company and certain holders of the Supplemental Debentures agreed to renegotiate the terms of the Supplemental Debenture offering.  These negotiations concluded with the issuance of an additional $1.96 million of Supplemental Debentures.  The August 2012 modifications to the Supplemental Debenture agreements increased the carried working interest from 5% to 10% and also provided for a one-year, proportionately reduced net profits interest of 15% in the properties developed with the proceeds of the Supplemental Debenture offering, as well as the next four properties to be drilled and developed by the Company.

The Company has estimated the total value of consideration paid to Supplemental Debenture holders in the form of the modified net profits interest and carried working interest to be approximately $1.16 million, and recorded this amount as a debt discount to be amortized over the remaining life of the Debentures.

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to September 30, 2012, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of September 30, 2012 and December 31, 2011 of $1.3 million and $1.3 million, respectively.  The portion of the derivative liability that is associated with the Supplemental Debentures, in the approximate amount of $0.70 million, has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures.

During the nine and three months ended September 30, 2012, the Company amortized $1.65 million and $0.71 million, respectively of debt discounts.

On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to T.R. Winston & Company LLC for acting as a placement agent of the Supplemental Debentures.  The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs.  The Company amortized $0.01 million of deferred financing costs into interest expense during the nine months ended September 30, 2012, and has $0.22 million of deferred financing costs to be amortized through February 2014.

As of September 30, 2012 and December 31, 2011, the convertible debt is recorded as follows:

	As of	As of
	September 30, 2012	December 31, 2011
Convertible debentures	$13,400,000	$8,400,000
Debt discount	(3,804,947)	(3,470,932)
Total convertible debentures, net	$9,595,053	$4,929,068

Annual debt maturities as of September 30, 2012 are as follows:

Year 1	$873,142
Year 2	32,819,197
Thereafter	-
Total	$33,692,339

Interest Expense

For the nine months ended September 30, 2012 and 2011, the Company incurred interest expense of approximately $6.32 million and $6.12 million, respectively, of which approximately $3.8 million and $3.70 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures payable interest paid in stock.

For the nine months ended September 30, 2012 and 2011, the Company incurred interest expense of approximately $6.32 million and $6.12 million, respectively, of which approximately $3.86 million and $3.70 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures payable interest paid in stock.

Obligations and Commitments

We have the following contractual obligations and commitments as of September 30, 2012 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Secured debt	$20,292,339	$873,142	$19,419,197	$—	$—
Interest on secured debt	4,016,115	3,026,858	989,257	—	—
Convertible debentures	13,400,000	—	13,400,000	—	—
Interest on convertible debentures	1,608,000	1,072,000	536,000	—	—
Operating leases	54,000	54,000	—	—	—

Total contractual cash obligations (1)	$39,370,454	$5,026,000	$34,344,454	$—	$—

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

Under the terms of the Supplemental Debenture agreements, the Company has a commitment to drill four additional wells.  Such agreements do not specify the location, timing, target zones, or other conditions related to these wells.  However, the Company anticipates that the capital commitment required to satisfy this provision will be approximately $3.3 million.

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

We anticipate the investment of substantial capital during the next few years to evaluate, assess and develop our existing inventory 141,000 gross, 126,000 net acres of developed and undeveloped oil and gas leases.

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

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained above in the “Liquidity and Capital Resources” section, based on our present working capital and current rate of cash flow from operations, we will need to raise additional capital to partially fund our overhead, and fund our exploration and development budget through, at least, December 31, 2012.  We will seek additional capital through the sale of our securities and we will endeavor to obtain additional capital through debt and project financing.  However, as described further below, under the terms of our $21.0 million credit facilities, we are prohibited from incurring any additional debt from third parties without prior consent from our lender.  Our ability to obtain additional capital through new debt instruments and project financing may be subject to the repayment of our $21.0 million credit facility.

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

Use of Estimates

The financial statements included herein were prepared from the records of Recovery in accordance with GAAP, and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We evaluate our estimates on an on-going basis and base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable.  Our most significant financial estimates are associated with our estimated proved oil and gas reserves as well as valuation of common stock used in various issuances of common stock, options and warrants and estimated fair value of the asset held for sale.

Oil and Natural Gas Reserves

We follow the full cost method of accounting.  All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool.  Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, impairment would be recognized.  Under the SEC rules, we prepared our oil and gas reserve estimates as of September 30, 2012, using the average, first-day-of-the-month price during the 12-month period ending September 30, 2012.

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

As of September 30, 2012, the Company has one well in progress that has been drilled, completed and is pending further evaluation as to its potential to ultimately produce commercial quantities of hydrocarbons.  This well is currently carried at a cost of $3.82 million.  The Company believes that this well should be ultimately capable of commercial production, but will need to invest additional capital to obtain this status.  However, should this well be ultimately plugged and abandoned, all capitalized costs would be transferred to the full cost pool.  Given the current status of the ceiling tests as of September 30, 2012, the current carrying costs would exceed the ceiling by the amount of $1.44 million, which would flow through the income statement as an expense if the well were assumed to be non-productive as of September 30, 2012.

Likewise, operations that are being conducted on this well are extending the primary terms of leases that comprise approximately 6,919 net acres and that are currently being carried at a cost of approximately $4.1 million.  Absent a successful completion of this well, the lease terms of some or all of these acres may expire, and the carrying costs of these leases would also be subject to the ceiling test.

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

On September 7, 2012, we entered into a similar Commodity Fixed Price Swap contract that covers 100 bopd throughout 2013, or a total of 36,500 barrels, and establishes a fixed sales price per barrel of $96.90.

As of September 30, 2012, we marked these swaps to market, based upon the estimated forward floating price of each contract as compared to the current market price for crude oil, and recorded an unrealized commodity derivative receivable asset related to these Swap contracts of approximately $0.37 million.

On November 5, 2012, the Company liquidated all of its price derivatives for proceeds of $0.60 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, systems that are more efficient, consolidating activities, and migrating processes.

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

These material weaknesses continued to exist during the three months ending March 31, 2012, June 30, 2012, and September 30, 2012.

We have implemented the following new internal controls during the three months ending September 30, 2012:

Remediation Activities:

●
Additional controls were implemented during 2012 within the areas of internal controls over financial reporting including (but not limited to) the implementation of a new accounting system, timely management contract review and tracking, journal entry review and posting procedures, the timely and consistent reconciliation of balance sheet accounts to mitigate the risk of financial reporting inaccuracies, revenue recognition procedures, and month-over-month financial analyses to allow for trend analysis and the timely capture of coding errors. Additional controls were implemented over daily financial network and application data backups to an off-site server to ensure the safety and redundancy of shareholder data and the ability to retrieve shareholder data as needed.

●
Management believes the implementation and timely testing of these controls will assist with the accuracy of the financial schedules and statements. All financial statement assertion gaps have been addressed by the implementation of these new controls.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2012 and that the material weaknesses documented in the Annual Report on Form 10K/A for the year ending December 31, 2011 continue to exist but that significant effort has been made to remediate these issues and that management expects the material weaknesses will be fully remediated by December 31, 2012.

Other than as noted above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations in Control Systems

Our controls and procedures are designed at a reasonable assurance level. In designing and evaluating our controls and procedures, management recognizes that, because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of possible controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues, and instances of fraud will be prevented or detected. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any material litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2011 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, which we incorporate by reference herein, except that we have the following new risk factor which was included in our Quarterly Report on form 10-Q for the quarters ended March 31, 2012 and June 30, 2012:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of September 30, 2012, we received $5.0 million of proceeds from the issuance of Supplemental Debentures, which were used for the drilling and development of six new wells, resulting in a total investment of $3.69 million. The remaining $1.31 million was used for general corporate purposes.  Five of the wells drilled with the proceeds of the Supplemental Debentures resulted in commercial production, and one well was plugged and abandoned.  Under the terms of the Supplemental Debenture agreements, as amended, the Company also has an obligation to drill four additional wells that will be subject to the terms of such agreements.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Recovery Energy, Inc.

Date: November 9, 2012	By:	/s/ Roger A. Parker
Roger A. Parker
Chief Executive Officer

Date: November 9, 2012	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer

Date: November 9, 2012	By:	/s/ Eric Ulwelling
Eric Ulwelling
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002