Form 10-K/A
period 2012-12-31
RECOVERY ENERGY, INC.
filed 2013-04-30
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

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

As of April 26, 2013, 18,556,934 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions, and Director Independence	14
Item 14.	Principal Accountant Fees and Services	15

PART IV

Item 15.	Exhibits and Financial Statement Schedules	15

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (“Amended Report”) is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2013 (the “2012 10-K”), to include information previously omitted from the 2012 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s 2012 fiscal year.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

Except as stated herein, the Company has not modified or updated disclosures presented in the 2012 10-K in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our 2012 10-K or modify or update those disclosures, including the exhibits to the 2012 10-K, affected by subsequent events. As such, our 2012 10-K continues to speak as of April 17, 2013 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the 2012 10-K and our other reports filed with the SEC subsequent to the filing of our 2012 10-K, including any amendments to those filings.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following table sets forth the names, ages and positions of the persons who are our directors and named executive officers as of April 26, 2013:

Name	Age	Position
W. Phillip Marcum	69	Chief Executive Officer, Director, Chairman of Board of Directors
A. Bradley Gabbard	58	Chief Financial Officer, President, Director
D. Kirk Edwards	59	Director
Bruce B. White	60	Director
Timothy N. Poster	44	Director

W. Phillip Marcum:   Chief Executive Officer, Director and Chairman of Board of Directors.  Mr. Marcum joined our board of directors in September 2011 and became chairman and chief executive officer in November 2012. He has been a director of Houston Texas-based Key Energy Services (NYSE: KEG) since 1996.  Mr. Marcum was the non-executive chairman of the board of WellTech, Inc., an energy production services company, from 1994 until March 1996, when WellTech was merged into Key Energy Services. From January 1991 until April 2007, when he retired, he was chairman of the board, president and chief executive officer of Metretek Technologies, Inc. (now known as Powersecure International, Inc., and formerly known as Marcum Natural Gas Services, Inc.).  He has been a principal in MG Advisors, LLC since April 2007.  Mr. Marcum also serves as chairman of the board of ADA-ES, Inc. (“ADA-ES”), a Denver, Colorado based company, and chairman of the board of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.), a West Lake Village, California based company. He holds a bachelor's degree in business administration from Texas Tech University.

Director Qualifications:
●
Leadership Experience – Chairman of the board, president and CEO of PowerSecure International, Inc., director of Key Energy Services, non-executive chairman of WellTech and chairman of the boards of ADA-ES and Applied Natural Gas Fuels.

●	Industry Experience – Extensive experience in oil and gas development stage and public companies at the entities and in the capacities described above.
Bradley Gabbard: President, Chief Financial Officer, and Director.  Mr. Gabbard joined our board of directors in August 2012 and became president in November 2012.  He became our chief financial officer in July 2011. He has 35 years’ experience in the management and operations of energy and oil and gas companies. Prior to coming to Recovery Energy, he served as an officer of Applied Natural Gas Fuels, Inc., serving from September 2009 to May 2010 as vice-president—special projects, and from May 2010 through June 2011 as chief financial officer. From April 2007 through September 2009, Mr. Gabbard provided management and financial consulting services to companies involved in the oil and gas and energy related businesses. From January 1991 until April 2007, when he retired, he was executive vice-president and chief financial officer of Metretek Technologies, Inc. (now known as Powersecure International, Inc. ). Mr. Gabbard also serves as a board member of ADA-ES, a Denver, Colorado based company. He holds a bachelor of accountancy degree in business administration from Oklahoma University and is a certified public accountant.

Director Qualifications:
●	Leadership Experience – Executive vice-president and chief financial officer of Metretek Technologies, Inc., CFO of Applied Natural Gas Fuels, Inc., and a director of ADA-ES.
●	Industry Experience – Extensive experience in oil and gas development stage and public companies at the entities and in the capacities described above.

Timothy N. Poster:  Director.  Mr. Poster joined our board of directors in June 2010. He has been executive vice president of strategy and development for Wynn Resorts (NASDAQ GS: WYNN) since September 2011.  From August 2010 through September 2011 Mr. Poster was a partner in Fertitta Entertainment, a worldwide investment venture fund.  From July, 2008 through August, 2010 he was senior vice president of strategy and development for Wynn Las Vegas, a subsidiary of Wynn Resorts.  In 2000, Mr. Poster sold Travelscape.com, which he had founded and developed, to Expedia. In 2004, Mr. Poster acquired Golden Nugget Hotels & Casinos in Las Vegas and Laughlin, Nevada which he sold in 2005. Between selling the Golden Nugget in 2005 and joining Wynn Las Vegas in July 2008, Mr. Poster managed his investments.   Mr. Poster received his bachelor's degree in finance from the University of Southern California in 1995.

Director Qualifications:
●
Leadership Experience – Executive vice president for Wynn Resorts, former partner in Fertitta Entertainment, former owner of Golden Nugget Hotel & Casino, founder of Travelscape.com, Bachelors degree in finance from the University of Southern California.

●	Industry Experience – Personal investments in the oil and gas industry.
Bruce B. White:  Director.  Mr. White joined our board in April 2012.  He is currently a senior vice president of High Sierra Water Services, LLC and has served in that capacity since the purchase of Conquest Water Services, LLC by High Sierra in June 2011. Mr. White co-founded Conquest Water Services in 1993 and served as a co-managing partner to build that company into a DJ Basin service company. Mr. White has more than 25 years of experience operating in the DJ Basin, including exploration, drilling, development and other well operations, many of which were conducted through Conquest Oil Company, founded by White in 1984, which he continues to serve as president. White was also a founding member of the Denver Julesburg Petroleum Association, the predecessor to the Colorado Oil and Gas Association (COGA), and served as its president during 1987 and 1988.   A veteran of the Vietnam War, Mr. White served in the Navy for six years; he attended Grossmont College in El Cajon, California.

Director Qualifications:
●	Leadership Experience – Founder of Conquest Oil Company and Conquest Water Services; Senior Vice President of High Sierra Water Services
●	Industry Experience – Extensive experience in oil and gas development and services industries at the entities and in the capacities described above.
D. Kirk Edwards:  Director.  Mr. Edwards joined our board in April 2012. Mr. Edwards is president of Las Colinas Energy Partners, LP, where he manages a diverse oil and gas royalty base, surface lands, and non-operated working interests in more than 9,000 wells located throughout the U.S. and the Gulf Coast of Mexico. He also serves as lead manager for Las Colinas Minerals, LP, MacLondon Royalty Company, MacLondon Energy, LP, Alexis Energy, LP, and Noelle Land & Minerals LLC. Mr. Edwards worked in various disciplines as a Petroleum Engineer including Field, Reservoir, and Drilling Engineer for Texaco, Inc. from 1981-1986. In 1987, he founded Odessa Exploration, Inc., an independent oil and gas company, which he sold to Key Energy Services, Inc. in 1993. He served as a director, executive vice president and in other capacities of Key Energy Services until 2001. Mr. Edwards is a past president of the Permian Basin Petroleum Association, and is a past director and former chairman of the board of the Federal Reserve Bank of Dallas’ El Paso Branch. Mr. Edwards received a Bachelor of Science degree in Chemical Engineering from the University of Texas at Austin in 1981, and is a registered Professional Engineer in the State of Texas.

Director Qualifications:
●
Leadership Experience – President of Las Colinas Energy Partner, LP. Lead manager for Las Colinas Minerals, LP, MacLondon Royalty Company, MacLondon Energy, LP, Alexis Energy, LP, and Noelle Land & Minerals LLC. He served as a director, executive vice president and in other capacities of Key Energy Services until 2001. Mr. Edwards is a past president of the Permian Basin Petroleum Association, and is a past director and former chairman of the board of the Federal Reserve Bank of Dallas’ El Paso Branch.

●	Industry Experience – Extensive experience in oil and gas development and services industries at the entities and in the capacities described above.
Directors hold office for a period of one year from their election at the annual meeting of stockholders and until a particular director’s successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, our board of directors. None of the above individuals has any family relationship with any other. It is expected that our board of directors will elect officers annually following each annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of the Company and persons who own more than 10% of the Company’s common stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common stock, as well as changes in that ownership. Based solely on its review of reports and written representations that the Company has received, the Company believes that all required reports were timely filed during 2012, except that filings under Section 16(a) with respect to the following transactions were not timely:
●	The purchase of 50,000 shares in the aggregate of the Company’s common stock on December 20, 21, and 22, 2011 by Scott J. Reimann.
●	The grant of 50,000 shares of the Company’s common stock on April 24, 2012 to W. Phillip Marcum.
●	The appointment of Bruce B. White to the Company’s board of directors on April 24, 2012.
●	The grant of 50,000 shares of the Company’s common stock on April 24, 2012 to Bruce B. White.
●	The purchase of 5,294 shares in the aggregate of the Company’s common stock on May 30, 2012, June 1, 2012, and June 4 2012 by D. Kirk Edwards.
●	The appointment of A. Bradley Gabbard as chief financial officer on July 12, 2011 and to the Company’s board of directors on August 7, 2012.
●	The grant of 102,167 shares in the aggregate of the Company’s common stock to Mr. Gabbard on July 14, 2011 and November 23, 2012.
●	The grant of 13,115 shares of the Company’s common stock to Timothy N. Poster on April 24, 2012.
●	The grant of 11,429 shares of the Company’s common stock to Mr. Marcum on September 9, 2012.

The Board of Directors and Committees Thereof

Our board of directors conducts its business through meetings and through its committees. Our board of directors held 10 meetings in 2012.  Each director attended at least 75% of the meetings of the Board held after such director’s appointment. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

Affirmative Determinations Regarding Director Independence and Other Matters

Our board of directors follows the standards of independence established under the rules of The NASDAQ Stock Market® (“NASDAQ”) in determining if directors are independent and has determined that three of our current directors, Timothy N. Poster, D. Kirk Edwards and Bruce B. White are “independent directors” under those rules.  W. Phillip Marcum was an “independent director” prior to his appointment in November 2012 as our chief executive officer. No independent director receives, or has received, any fees or compensation from us other than compensation received in his or her capacity as a director. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the board of directors in determining that any of the directors are independent.

Committees of the Board of Directors

Pursuant to our amended and restated bylaws, our board of directors is permitted to establish committees from time to time as it deems appropriate. To facilitate independent director review and to make the most effective use of our directors’ time and capabilities, our board of directors has established an audit committee and a compensation committee. The membership and function of these committees are described below.

Compensation Committee

Our compensation committee currently consists of Mr. Edwards, Mr. Poster and Mr. White. Mr. Poster is chair of the compensation committee. The compensation committee did not formally meet during 2012, but on several occasions met separately in connection with a meeting of the full board, and acted by written consent thereafter. The compensation committee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation committee also reviews and approves short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the committee reviews our compensation and benefit philosophy, plans and programs on an as-needed basis. In reviewing our compensation and benefits policies, the compensation committee may consider the recruitment, development, promotion, retention, compensation of executive and senior officers of Recovery Energy, trends in management compensation and any other factors that it deems appropriate. The compensation committee may engage consultants in determining or recommending the amount of compensation paid to our directors and executive officer. The compensation committee is governed by a written charter that is reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.recoveryenergyco.com under “Investor Relations.”

Audit Committee

Our audit committee currently consists of Mr. Edwards, Mr. Poster and Mr. White.  Prior to Mr. Marcum’s appointment in November 2012 as our chief executive officer, he served as chair of our audit committee and met the Securities and Exchange Commission's definition of an audit committee financial expert. Mr. Edwards is currently the audit committee chair and also meets the definition of an audit committee financial expert. The board has determined that each of Mr. Edwards, Mr. Poster and Mr. White is independent as required by NASDAQ for audit committee members. The audit committee is governed by a written charter that is reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.recoveryenergyco.com under “Investor Relations.”

Communications with the Board of Directors

Stockholders may communicate with our board of directors or any of the directors by sending written communications addressed to the board of directors or any of the directors, Recovery Energy, Inc., 1900 Grant Street, Suite #720, Denver, CO 80203, Attention: Corporate Secretary. All communications are compiled by the corporate secretary and forwarded to the board or the individual director(s) accordingly.

Nomination of Directors

Our board of directors has not established a nominating committee because the board believes that it is unnecessary in light of the board’s small size. In the event that vacancies on our board of directors arise, the board considers potential candidates for director, which may come to the attention of the board through current directors, professional executive search firms, stockholders or other persons.  Our board does not set specific, minimum qualifications that nominees must meet in order to be recommended as directors, but believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of Recovery and the composition of our board.  We do not have any formal policy regarding diversity in identifying nominees for a directorship, but consider it among the various factors relevant to any particular nominee.  We do not discriminate based upon race, religion, sex, national origin, age, disability, citizenship or any other legally protected status. In the event we decide to fill a vacancy that exists or we decide to increase the size of the board, we identify, interview and examine appropriate candidates.  We identify potential candidates principally through suggestions from our board and senior management.  Our chief executive officer and board members may also seek candidates through informal discussions with third parties.  We also consider candidates recommended or suggested by stockholders.

The board will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth below under the caption “Stockholder Proposals” in this Annual Report to our corporate secretary, Recovery Energy, Inc., 1900 Grant Street, Suite #720, Denver, CO 80203, Attention: Corporate Secretary. The board considers properly submitted stockholder nominations for candidates for the board of directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the board and the materials provided by a stockholder to the corporate secretary for consideration of a nominee for director are forwarded to the board. All candidates are evaluated at meetings of the board. In evaluating such nominations, the board seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the board of directors. The board considers candidates with excellent decision-making ability, business experience, personal integrity and reputation. Our management recommended our incumbent directors for election at our 2012 annual meeting. We did not receive any other director nominations.

Stockholder Proposals

Notice of any stockholder proposal that is intended to be included in Recovery’s proxy statement and form of proxy for our 2014 annual meeting of stockholders must be received by Recovery's corporate secretary no later than 120 days prior to the date that is one year after the date we mail our 2013 proxy statement. Such notice must be in writing and must comply with the other provisions of Rule 14a-8 under the Securities Exchange Act of 1934. Any notices regarding stockholder proposals must be received by Recovery at its principal executive offices at 1900 Grant Street, Suite #720, Denver, CO 80203, Attention: Corporate Secretary. In addition, if a stockholder intends to present a proposal at the 2013 annual meeting without including the proposal in the proxy materials related to that meeting, and if the proposal was not received by the deadline set forth in the 2012 proxy materials, then the proxy or proxies designated by our board of directors for the 2013 annual meeting may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code codifies the business and ethical principles that govern all aspects of our business. A copy of the Code is available on our website at www.recoveryenergyco.com under “Investor Relations” and “Corporate Governance.” We undertake to provide a copy of the Code to any person, at no charge, upon a written request. All written requests should be directed to: Recovery Energy, Inc., 1900 Grant Street, Suite #720, Denver, CO 80203, Attention: Corporate Secretary.

Board Leadership Structure

The board’s current leadership structure does not separate the positions of chairman and principal executive officer. The board has determined our leadership structure based on factors such as the experience of the applicable individuals, the current business and financial environment faced by Recovery, particularly in view of its financial condition and industry conditions generally and other relevant factors. After considering these factors, we determined that not separating the positions of chairman of the board and principal executive officer is the appropriate leadership structure at this time. The board, through the chairman and the chief executive officer, is currently responsible for the strategic direction of the Company. The chief executive officer is currently responsible for the day to day operation and performance of the company.  The board feels that this provides an appropriate balance of strategic direction, operational focus, flexibility and oversight.

The Board’s Role in Risk Oversight

It is management’s responsibility to manage risk and bring to the board’s attention any material risks to the company. The board has oversight responsibility for Recovery's risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation for Fiscal Year 2012

The compensation earned by our executive officers for fiscal 2012 consisted of base salary and long-term incentive compensation consisting of awards of stock grants.

Summary Compensation Table

The table below sets forth compensation paid to our executive officers for the 2012 and 2011 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Other Compensation		Total
W. Phillip Marcum (chief executive officer since November 15, 2012)(1)	2012	$-	$-	$-		$-		$-

A. Bradley Gabbard	2012	$182,146	$-	$199,999	(2)	$5,275	(3)	$387,420
(chief financial officer since July 12, 2011; president since November 15, 2012)	2011	$84,000	$-	$1,020,000	(4)	$-		$1,104,000

Roger A. Parker	2012	$217,700	$-	$-		$141,903	(6)	$359,603
(chief executive officer May 1, 2010 – November 15, 2012)(5)	2011	$240,000	$-	$-		$110,000	(7)	$350,000

Jeffrey A. Beunier	2012	$-	$-	$-		$70,459	(9)	$70,459
(president and chief financial officer from May 1, 2010 to April 11, 2011)(8)	2011	$225,000	$-	$-		$12,000	(3)	$237,000

(1)	As of December 31, 2012, Mr. Marcum had not received any stock or cash compensation as an officer of the Company.
(2)	Mr. Gabbard was granted 104,166 restricted shares of our common stock on November 23, 2012 at a grant date fair value of $1.92 per share pursuant to our EIP (discussed below).
(3)	Reflects reimbursement of health insurance premiums.
(4)	Mr. Gabbard was granted 100,000 shares of our common stock in July 2011 at a grant date fair value of $10.20.
(5)	Mr. Parker retired as an executive officer of the Company on November 15, 2012.
(6)
 Reflects (a) $21,400 in vacation pay paid upon termination, (b) $21,400 in severance payments made in 2012, (c) $16,603 in reimbursement of health insurance premiums, and (d) $82,500 of expense reimbursement pursuant to Mr. Parker's termination agreement and Mr. Parker’s employment agreement in effect prior to termination.

(7)	Reflects payment of $90,000 of expense reimbursement pursuant to Mr. Parker's employment agreement and $20,000 in reimbursement of health insurance premiums.
(8)	Mr. Beunier resigned as an executive officer of the Company to pursue other professional and career obligations on April 11, 2011.
(9)	Reflects $65,625 in severance payments and $4,834 in continuing health insurance benefits.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
	Number of shares or units of stock that have not vested		Market value of shares of units of stock that have not vested(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)		($)	(#)	($)
Roger A. Parker	1,350,000	(10	2,686,500	-	-
A. Bradley Gabbard	107,292	(2)	213,511	-	-

(1)
Subject to vesting in two equal installments on May 15, 2013 and November 15, 2013 upon payment of necessary withholding taxes, subject to continued compliance with the terms of the separation agreement pursuant to which the grant was made.

(2)
Subject to vesting as follows: 29,167 shares will vest on November 1, 2013, 26,041 shares will vest on November 23, 2013, 26,042 shares will vest on November 23, 2014 and 26,042 shares will vest on November 23, 2015, in each case subject to continued employment as of the vesting date.

(3)	Based on a stock price of $1.99 per share, as of December 31, 2012.

There were no outstanding option awards at December 31, 2012.

Employment Agreements and Other Compensation Arrangements

2012 Equity Incentive Plan (“EIP”)

Our Board and stockholders approved our 2012 Equity Incentive Plan (“EIP”) in August 2012. The EIP provides for grants of equity incentives to attract, motivate and retain the best available personnel for positions of substantial responsibility; to provide additional incentives to our employees, directors and consultants; and to promote the success and growth of our business. Equity incentives that may be granted under our EIP include: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights (“SARs”), (iv) restricted stock awards; (v) restricted stock units; and (vi) unrestricted stock awards.

Our compensation committee believes long-term incentive-based equity compensation is an important component of our overall compensation program because it:

•	rewards the achievement of our long-term goals;
•	aligns our executives’ interests with the long-term interests of our stockholders;
•	aligns compensation with sustained long-term value creation;
•	encourages executive retention with vesting of awards over multiple years; and
•	conserves our cash resources.

Our EIP is administered by our compensation committee, subject to the ultimate authority of our Board, which has full power and authority to take all actions and to make all determinations required or provided for under the EIP, including designation of grantees, determination of types of awards, determination of the number of shares of common stock subject an award and establishment of the terms and conditions of awards.

Under our EIP, originally 900,000 shares of our common stock were available for issuance. As of December 31, 2012, 602,348 shares were available for issuance. The number of shares issued or reserved pursuant to our EIP is subject to adjustment as a result of certain mergers, exchanges or other changes in our common stock.

In November 2012, the compensation committee made restricted stock grants under the EIP, including those to our named executive officers set forth in the table below. These restricted stock grants will vest, subject to continued employment, over a three-year period commencing on November 23, 2012, with one-fourth vesting immediately and three-fourths vesting on each of November 23, 2013, 2014, and 2015.

Name	Restricted Stock Grant Value
A. Bradley Gabbard	$199,999
W. Phillip Marcum	—
Roger A. Parker	—

Employment Agreements and Other Arrangements

Until his retirement in November 2012, we had an employment agreement with Mr. Parker.  Under his employment agreement Mr. Parker received an adjusted annual base salary of $256,000 and was eligible for an annual cash bonus based on performance goals that included targets related to earnings before interest, taxes, depreciation and amortization, hydrocarbon production level, and hydrocarbon reserve amounts, with a targeted bonus of no less than $100,000 (with board approval).  Mr. Parker also received a monthly, non-accountable expense reimbursement of $7,500 for expenses related to company business. Mr. Parker received grants totaling 1,375,000 shares of our common stock, 25,000 of which vested on January 1, 2011. Pursuant to the terms of the severance agreement we entered into with Mr. Parker on November 15, 2012, the remainder of Mr. Parker’s outstanding restricted stock will vest in two equal installments, one on May 15, 2013 and one on November 15, 2013, subject to Mr. Parker’s payment of required withholding tax amounts. The separation agreement with Mr. Parker provided that Mr. Parker receive severance payments consisting of one year’s salary and health benefits for the year.  In return, the Company received a general release and certain non-compete terms from Mr. Parker, and is also entitled to receive no less than 10 hours per week of Mr. Parker’s time as a consultant to the Company.  As of December 31, 2012, the Company owes Mr. Parker $0.26 million in severance salary and health insurance, all of which was accrued as an expense during the year ended December 31, 2012.

In 2012, Mr. Gabbard received an annual salary of $187,250, and was granted 104,167 shares of our common stock, 26,042 shares of which vested immediately and 78,125 shares of which vest annually over three years beginning on November 23, 2013. We do not currently have an employment agreement in place with Mr. Gabbard.

As of December 31, 2012, Mr. Marcum had not received any stock or cash compensation as an officer of the Company.

The compensation committee is currently negotiating compensation arrangements with Mr. Marcum and Mr. Gabbard.  Although final agreements have not been completed, the general terms of these arrangements are expected to be as follows:

Each of Mr. Marcum and Mr. Gabbard will receive an annual salary of $220,000. Each executive will be eligible for a performance bonus in an amount up to 50% of annual base compensation payable on an annual basis and subject to determination by the compensation committee, based on the achievement by the Company of performance goals established by the compensation committee for the preceding fiscal year, which may include targets related to the Company’s earnings before interest, taxes, depreciation and amortization, hydrocarbon production level, and hydrocarbon reserve amounts. Each executive will also receive an incentive grant of 300,000 stock options with a fair market value vesting price, with vesting occurring 33.33% on each of the next three anniversaries of the grant date.  Such stock options will vest 100% upon a termination of employment by the Company without cause, by the executive for good reason, upon a change of control of the Company or upon the death or disability of the executive. All restricted stock granted to Mr. Marcum as a non-employee director will continue to vest as scheduled, subject to Mr. Marcum’s continued service on the Board. Upon a termination due to death or disability, a termination initiated by the executive for any reason except for good reason, or a termination initiated by the Company with cause, the Company’s obligation to pay any compensation or benefits ceases on the separation date.  If the separation is initiated by the executive for good reason or by the Company for any reason other than cause, the Company will continue to pay the executive’s monthly salary as then in effect for a period equal to twelve (12) months commencing on the separation date.

In light of our current financial condition, Messrs. Marcum and Gabbard have agreed, in their sole discretion and on a temporary basis, to defer their receipt of any cash salary at this time.

Narrative Disclosure to Summary Compensation Table

Overview

The following Compensation Discussion and Analysis describes the material elements of compensation for the named executive officers identified in the Summary Compensation Table above. As more fully described below, the compensation committee reviews and recommends to the full board of directors the total direct compensation programs for our named executive officers. Our chief executive officer also reviews the base salary, annual bonus and long-term compensation levels for the other named executive officers.

Compensation Philosophy and Objectives

Our compensation philosophy has been to encourage growth in our oil and natural gas reserves and production, encourage growth in cash flow, and enhance stockholder value through the creation and maintenance of compensation opportunities that attract and retain highly qualified executive officers. To achieve these goals, the compensation committee believes that the compensation of executive officers should reflect the growth and entrepreneurial environment that has characterized our industry in the past, while ensuring fairness among the executive management team by recognizing the contributions each individual executive makes to our success.

Based on these objectives, the compensation committee has recommended an executive compensation program that includes the following components:

●
a base salary at a level that is competitive with the base salaries being paid by other oil and natural gas exploration and production enterprises that have characteristics similar to Recovery and could compete with Recovery for executive officer level employees;

●
annual incentive compensation to reward achievement of Recovery's objectives, individual responsibility and productivity, high quality work, reserve growth, performance and profitability and that is competitive with that provided by other oil and natural gas exploration and production enterprises that have some characteristics similar to Recovery; and

●
long-term incentive compensation in the form of stock-based awards that is competitive with that provided by other oil and natural gas exploration and production enterprises that have some characteristics similar to Recovery.

As described below, the compensation committee periodically reviews data about the compensation of executives in the oil and gas industry. Based on these reviews, we believe that the elements of our executive compensation program have been comparable to those offered by our industry competitors.

Elements of Recovery’s Compensation Program
The three principal components of Recovery’s compensation program for its executive officers, base salary, annual incentive compensation and long-term incentive compensation in the form of stock-based awards, are discussed below.

Base Salary.
Base salaries (paid in cash) for our executive officers have been established based on the scope of their responsibilities, taking into account competitive market compensation paid by our peer companies for similar positions. We have reviewed our executives’ base salaries in comparison to salaries for executives in similar positions and with similar responsibilities at companies that have certain characteristics similar to Recovery. Base salaries are reviewed annually, and typically are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and other criteria.

The compensation committee reviews with the chief executive officer his recommendations for base salaries for the named executive officers, other than himself, each year. New base salary amounts have historically been based on an evaluation of individual performance and expected future contributions to ensure competitive compensation against the external market, including the companies in our industry with which we compete. The compensation committee has targeted base salaries for executive officers, including the chief executive officer, to be competitive with the base salaries being paid by other oil and natural gas exploration and production enterprises that have some characteristics similar to Recovery. We believe this is critical to our ability to attract and retain top level talent.

Long Term Incentive Compensation.
We believe the use of stock-based awards creates an ownership culture that encourages the long-term performance of our executive officers. Our named executive officers generally receive a stock grant upon becoming an employee of Recovery. These grants vest over time.

Other Benefits.
All employees may participate in our 401(k) retirement savings plan (“401(k) Plan”). Each employee may make before tax contributions in accordance with the Internal Revenue Service limits. We provide this 401(k) Plan to help our employees save a portion of their cash compensation for retirement in a tax efficient manner. We make a matching contribution in an amount equal to 100% of the employee’s elective deferral contribution below 3% of the employee’s compensation and 50% of the employee’s elective deferral that exceeds 3% of the employee’s compensation but does not exceed 5% of the employee’s compensation.

All fulltime employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Compensation of Directors

The table below sets forth the compensation earned by our non-employee directors during the 2012 fiscal year. There were no non-equity incentive plan compensation, stock options, change in pension value or any non-qualifying deferred compensation earnings during the 2012 fiscal year.

Name	Fees Earned or Paid in Cash Compensation	Stock Awards		All Other Compensation	Total
Timothy N. Poster	$40,000	$40,000	(1)	$-	$80,000
W. Phillip Marcum (2)	$42,500	$203,000	(3)	$-	$192,500
D. Kirk Edwards	$24,835	$150,000	(4)	$-	$174,835
Bruce B. White	$27,473	$163,000	(5)	$-	$177,472
Conway J. Schatz (6)	$5,000	$-	(7)	$-	$-

(1)
Represents 13,115 shares of restricted stock awarded in 2012, at a grant date fair value of $3.05 per share. As of December 31, 2012, an aggregate of 138,115 shares of common stock had been awarded to Mr. Poster.

(2)	Mr. Marcum ceased being a non-employee director when he was appointed chief executive officer on November 15, 2012.
(3)
Represents 50,000 shares of restricted stock awarded in 2012 at a grant date fair value of $3.26 per share and 11,429 shares of restricted stock awarded in 2012 at a grant date fair value of $3.50 per share. As of December 31, 2012, an aggregate of 61,429 shares of common stock had been awarded to Mr. Marcum.

(4)
Represents 50,000 shares of restricted stock awarded in 2012, at a grant date fair value of $3.00 per share. As of December 31, 2012, an aggregate of 50,000 shares of common stock had been awarded to Mr. Edwards.

(5)
Represents 50,000 shares of restricted stock awarded in 2012, at a grant date fair value of $3.26 per share. As of December 31, 2012, an aggregate of 50,000 shares of common stock had been awarded to Mr. White.

(6)	Mr. Schatz resigned as a director to pursue other professional and career obligations on January 31, 2012 and 12,500 shares were cancelled.

We have entered into independent director agreements with each of our non-employee directors. Pursuant to these agreements, we pay each of our non-employee directors’ annual cash compensation of $40,000 (payable quarterly), and an additional $10,000 per year (payable quarterly) to the chairman of each of our audit and compensation committees (currently Mr. Edwards and Mr. Poster, respectively). In addition, on each anniversary of the date an independent director was initially appointed to our board (June 1, 2010 for Mr. Poster, September 9, 2011 for Mr. Marcum, April 24, 2012 for Mr. White, and May 18, 2012 for Mr. Edwards), so long as such director continues to be an independent director on such date, we issue to such director a number of shares of our common stock equal to $40,000 divided by the most recent closing price per share prior to the date of each annual grant. These grants are fully vested upon issuance. Accordingly, the Company granted Mr. Poster 13,115 shares on June 4, 2012 and granted Mr. Marcum 11,429 on September 10, 2012.

In connection with Messrs. Marcum, Edwards and White’s entry into the independent director agreements in 2012, we made initial grants to each equal to 50,000 restricted shares subject vesting over three years beginning on the first anniversary of such director’s initial appointment to the board. Mr. Poster received 125,000, upon his initial appointment and entry into an independent director agreement in 2010, subject to vesting over two years. Vesting, as applicable, shall be accelerated upon a change of control or termination of service other than for cause (as each is defined in the agreements).

The agreements permit a director to engage in other business activities in the energy industry, some of which may be in conflict with the best interests of Recovery Energy, and also states that if a director becomes aware of a business opportunity, he has no affirmative duty to present or make such opportunity available to the Company, except as may be required by his fiduciary duty as a director or by applicable law.

Indemnification of Directors and Officers

Pursuant to our certificate of incorporation we provide indemnification of our directors and officers to the fullest extent permitted under Nevada law.  We believe that this indemnification is necessary to attract and retain qualified directors and officers.

Narrative Disclosure of Compensation Policies and Practices as they Relates to Risk Management

In accordance with the requirements of Regulation S-K, Item 402(e), to the extent that risks may arise from our compensating policies and practices that are reasonably likely to have a material adverse effect on Recovery, we are required to discuss these policies and practices for compensating our employees (including employees that are not named executive officers) as they relate to our risk management practices and the possibility of incentivizing risk-taking.  We have determined that the compensation policies and practices established with respect to our employees are not reasonably likely to have a material adverse effect on Recovery and, therefore, no such disclosure is necessary.  The compensation committee and the board for directors are aware of the need to routinely assess our compensation policies and practices and will make a determination as to the necessity of this particular disclosure on an annual basis

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents the securities authorized for issuance under our equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	—	—	602,348
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	602,348

(1)	Represents securities available for issuance under our EIP as of December 31, 2012.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 26, 2013 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock.  This table is based upon the total number of shares outstanding as of April 26, 2013 of 18,556,934.  Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding by such person or group, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Recovery Energy, 1900 Grant Street, Suite #720, Denver, CO 80203.

Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class Beneficially Owned
Directors and Executive Officers

W. Phillip Marcum, Chief Executive Officer and Chairman of Board of Directors	161,429	(1)	0.87%

A. Bradley Gabbard, President, Chief Financial Officer, and Director	277,668	(2)	1.50%

Timothy N. Poster, Director	164,440		0.89%

Bruce White, Director	150,000	(3)	0.81%

D. Kirk Edwards, Director	182,627	(4)	0.98%

Officers and directors as a group (six persons)	936,164		5.04%

Roger A. Parker	1,375,000	(5)	7.41%

Steven B. Dunn and Laura Dunn Revocable Trust	1,312,827	(6)	7.07%

J. Steven Emerson	1,261,657	(7)	6.80%

Wallington Investment Holdings, Ltd	1,837,605	(8)	9.90%

G. Tyler Runnels	1,126,360	(9)	6.10%

Hexagon Investments, LLC	2,675,000	(10)	14.42%

Labyrinth Enterprises LLC	2,675,000	(10)	14.42%

Reiman Foundation	2,675,000	(10)	14.42%

Scott J. Reiman	2,675,000	(10)	14.42%

(1)	Includes 61,429 shares of restricted stock subject to vesting, over which Mr. Marcum exercises voting power.
(2)	Includes 107,292 shares of restricted stock subject to vesting, over which Mr. Gabbard exercises voting power.
(3)	Includes 33,334 shares of restricted stock subject to vesting, over which Mr. White exercises voting power.
(4)	Includes 50,000 shares of restricted stock subject to vesting, over which Mr. Edwards exercises voting power.
(4)	Includes 252,055 shares of restricted stock subject to vesting.
(5)	Includes 1,350,000 shares of restricted stock subject to vesting.
(6)
Includes (i) 1,138,909 shares owned by Steven B. Dunn and Laura Dunn Revocable Trust (including 258,350 restricted shares), (ii) 86,959 shares owned by Beau 8, LLC, and (iii) 86,959 shares owned by Winston 8, LLC. Steven B. Dunn and Laura Dunn, mailing address is 16689 Schoenborn Street, North Hills, CA 91343, are trustees of the Trust and also share voting and dispositive power with respect to the shares owned by the LLCs. Does not include 470,588 shares issuable upon conversion of convertible securities. Based on information received from a representative of Steven B. Dunn and Laura Dunn.

(7)
Includes (i) 710,000 shares owned by J. Steven Emerson Roth IRA, (ii) 236,657 shares owned by J. Steven Emerson IRA R/O II, (iii) 105,000 shares owned by Emerson Partners, (iv) 150,000 shares owned by J. Steven Emerson and (v) 60,000 shares owned by Emerson Family Foundation. J. Steven Emerson controls each of these entities. Based on information received from a representative of J. Steven Emerson.

(8)
Includes (i) 1,229,237 shares owned by Wallington Investment Holding Ltd. and (ii) 608,369 shares held by Silvercreek Investment Ltd.  Does not include 1,274,257 shares issuable upon conversion of convertible securities.

(9)
Includes (i) 428,852 shares held directly by T. R. Winston & Company, of which Mr. Runnels is the majority owner, (ii) 1,025 shares held by G. Tyler Runnels directly, and (iii) 696,483 shares held by The Runnels Family Trust DTD 1-11-2000, of which Mr. Runnels, with Jasmine N. Runnels, is trustee. Does not include (i) 58,824 shares issuable to The Runnels Family Trust upon conversion of outstanding debentures, (ii) 94,118 issuable to T. R. Winston upon conversion of outstanding debentures, or (iii) 220,850 issuable to T. R. Winston upon conversion of outstanding warrants.

(10)
Includes (i) 1,250,000 shares owned by Hexagon, LLC, (ii) 1,000,000 shares underlying warrants held by Hexagon, (iii) 129,008 shares owned by Labyrinth Enterprises LLC, which is controlled by Scott J. Reiman, (iv) 245,992 shares owned by Reiman Foundation, which is controlled by Scott J. Reiman and (v) 50,000 shares owned by Scott J. Reiman. Mr. Reiman is President of Hexagon Investments. Based on a Schedule 13D filed on December 13, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal years 2011 and 2012, we have engaged in the following transactions with related parties:

Roger Parker.
Roger Parker, our chief executive officer until November 15, 2012, has interests in certain of our wells for which he is receiving revenue and joint-interest billings.  As of December 31, 2012, Mr. Parker had $0.01 million in receivables outstanding and continued to have additional receivables based on monthly production and well maintenance.

At the time of his retirement on November 15, 2012, Mr. Parker held 1,350,000 shares of unvested restricted common stock.  The separation agreement entered into between the Company and Mr. Parker provides that one half of these shares shall vest on May 15, 2013 and the remaining half shall vest on November 15, 2013, subject to Mr. Parker’s continued compliance with the provisions of the agreement and payment of the required withholding tax amounts. Mr. Parker is also entitled, under the separation agreement, to severance equal to one year of salary and health benefits for the year.  In return, the Company received a general release and certain non-compete terms from Mr. Parker, and are also to receive no less than 10 hours per week of Mr. Parker’s time as a consultant to the Company.  As of December 31, 2012, the Company owes Mr. Parker $0.26 million in severance salary and health insurance, all of which was accrued as an expense in 2012.

Edward Mike Davis.
Prior to 2011, we acquired a significant portion of our oil and gas properties from Edward Mike Davis, L.L.C. and Spottie, Inc., both owned by Edward Mike Davis. We paid for these acquisitions in a combination of cash and stock. As a result of these transactions, the Davis entities received an aggregate of 3,291,667 shares of our common stock, which represented over five percent of our total outstanding common stock. As of December 31, 2012, Davis had sold substantially all of his Recovery stock.

During 2011 and 2012, the Company entered into minor leasing activities with Mr. Davis and his affiliates, which included swapping certain tracts of undeveloped acreage, purchasing certain seismic data, and farming certain tracts of acreage.  All of these transactions were competed on terms that were consistent with those likely to be achieved with other third parties.

T.R. Winston
On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to T.R. Winston & Company LLC (“T.R. Winston”) for acting as a placement agent of the Supplemental Debentures. The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs. The Company amortized $0.01 million of deferred financing costs into interest expense during the nine months ended September 30, 2012, and has $0.22 million of deferred financing costs to be amortized through May 2014.

On April 16, 2013, the Company executed a binding letter agreement with an affiliate of T.R. Winston, pursuant to which T.R. Winston agreed to purchase an additional $1.5 million in the Company’s debentures within 90 days and the Company agreed to offer to the existing debenture holders, including T.R. Winston, up to $3.5 million in additional debentures, subject to approval by the Company’s board of directors.

TRW Exploration
Under the terms of a December 2010 joint venture agreement, TRW Exploration paid us $2 million for the purchase of an interest in 2,400 net acres and also paid $7.1 million of the drilling and completion costs of two horizontal wells drilled on the acreage to earn a 60% working interest in each well.  These two wells were drilled and completed in 2011.  Both wells were carried as wells in progress as of December 31, 2011, but were transferred to developed properties in 2012, and the Company currently attributes no commercial reserves to either property.  Upon termination of the joint venture in December 2011, TRW sold the Company its interest in the wells along with all of its rights to the undeveloped acreage in consideration for the issuance by the Company of 1,500,000 shares of unregistered common stock that we valued at $4,875,000, and certain mutual releases.  TRW Exploration was majority owned by several of our shareholders, at least one of whom owned more than 5% of our outstanding common stock at the time the shares were issued.

Conflict of Interest Policy
The Board of Directors has recognized that transactions between the Company and certain related persons present a heightened risk of conflicts of interest.  We have a corporate conflict of interest policy that prohibits conflicts of interests unless approved by the board of directors. Our board of directors has established a course of conduct whereby it considers in each case whether the proposed transaction is on terms as favorable or more favorable to the Company than would be available from a non-related party. Our board also looks at whether the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us. Each of the related party transactions was presented to our board of directors for consideration and each of these transactions was unanimously approved by our board of directors after reviewing the criteria set forth in the preceding two sentences. Each of our purchases from Davis was individually negotiated, and none of the transactions was contingent upon or otherwise related to any other transaction.

Director Independence
Our Board of Directors has determined that each of Bruce B. White, Kirk D. Edwards, and Timothy N. Poster qualifies as an independent director under rules promulgated by the SEC and  NASDAQ listing standards, and has concluded that none of these directors has a material relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hein & Associates LLP became our independent registered public accounting firm on January 19, 2010.  There were no disagreements in 2011 or 2012 on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

The following table sets forth fees billed by our principal accounting firm of Hein & Associates LLP for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Audit Fees	$175,000	$325,000
Audit Related Fees	-	4,500
Tax Fees	12,000	-
All Other Fees	-	-
	$187,000	$329,500

Audit Fees. Fees for audit services consisted of the audit of our annual financial statements and reports on internal controls required by the Sarbanes-Oxley Act of 2002 and reviews of our quarterly financial statements.

Audit Related Fees. Fees billed for audit related services related to professional services rendered by Hein & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements but are not included in audit fees above.

Tax Fees. Fees for tax services consisted of tax preparation.

Audit Committee Pre-Approval Policy

The Company’s independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company’s independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. Our Audit Committee must pre-approve permissible non-audit services. During fiscal year 2010, our Audit Committee approved 100% of the non-audit services provided by its independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.

The financial statements of Recovery Energy, Inc. were included in the 2012 10-K.

(a)(2)	Financial Statement Schedules.

None.

(a)(3)	Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the 2012 10-K. A list of the exhibits filed with this Amendment No. 1 is provided below.

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECOVERY ENERGY INC.

Date: April 30, 2013	By:	/s/ W. Phillip Marcum
W. Phillip Marcum
Chief Executive Officer and Chairman of the Board of Directors (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Phillip Marcum	Chief Executive Officer and Chairman of the Board of Directors	April 30, 2013
W. Phillip Marcum	(Principal Executive Officer)

/s/ A. Bradley Gabbard	President, Chief Financial and Accounting Officer, Director	April 30, 2013
A. Bradley Gabbard	(Principal Financial Officer)

/s/ Eric Ulwelling	Principal Accounting Officer	April 30, 2013
Eric Ulwelling

/s/ Kirk Edwards	Director	April 30, 2013
Kirk Edwards

/s/ Bruce White	Director	April 30, 2013
Bruce White