Form 10-Q
period 2013-03-31
RECOVERY ENERGY, INC.
filed 2013-05-14
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

333-152571
(Commission File No.)

RECOVERY ENERGY, INC.
 (Exact name of registrant as specified in Charter)

NEVADA	74-3231613
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1900 Grant Street, Suite #720
Denver, CO 80203

 (Address of Principal Executive Offices)
 _______________

(303) 951-7920

 (Registrant’s telephone number, including area code)
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

 Recovery Energy, Inc.

INDEX

PART I– FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This quarterly report, including materials incorporated by reference herein, contains “forward-looking statements.”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities; any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, we urge you to carefully review and consider the disclosures made in the “Risk Factors” sections of our December 31, 2012 Form 10K and other SEC filings, available free of charge at the SEC’s website (www.sec.gov).

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$477,056	$970,035
Restricted cash	759,436	671,382
Accounts receivable (net of allowance of $50,000 and $0 at March 31, 2013 and December 31, 2012, respectively)	626,750	934,591
Prepaid assets	80,289	13,458
Total current assets	1,943,531	2,589,466

Oil and gas properties (full cost method), at cost:
Developed properties	58,066,808	58,610,095
Undeveloped acreage, excluded from amortization	27,958,138	28,067,005
Wells in progress, excluded from amortization	202,177	193,515
Total oil and gas properties, at cost	86,227,123	86,870,615

Less accumulated depreciation, depletion , amortization, and impairment	(43,851,236)	(43,187,962)
Net oil and gas properties, at cost	42,375,887	43,682,653

Other assets:
Office equipment, net	106,399	90,630
Deferred financing costs, net	797,609	974,856
Restricted cash and deposits	215,541	215,435
Total other assets	1,119,549	1,280,921
Total Assets	$45,438,967	$47,553,040

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2013	2012
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,166,723	$1,831,590
Accrued expenses	1,396,987	1,411,016
Short term notes payable	641,150	388,351
Total current liabilities	3,204,860	3,630,957

Long term liabilities:
Asset retirement obligation	996,835	911,546
Term notes payable	18,517,789	18,947,963
Convertible notes payable, net of discount	10,863,932	10,300,361
Convertible notes conversion derivative liability	1,700,000	1,680,000
Total long-term liabilities	32,078,556	31,839,870

Total liabilities	35,283,416	35,470,827

Commitments and contingencies – Note 8 and 9

Shareholders’ equity:
Preferred stock, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 18,523,604 and 18,394,401 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,853	1,839
Additional paid in capital	118,817,543	118,296,679
Accumulated deficit	(108,663,845)	(106,216,305)
Total shareholders' equity	10,155,551	12,082,213
Total Liabilities and Shareholders’ Equity	$43,438,967	$47,553,040

The accompanying notes are an integral part of these consolidated financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenue:
Oil sales	$1,127,333	$1,547,763
Gas sales	106,397	129,676
Operating fees	48,503	43,833
Realized gains (loss) on commodity price derivatives	19,890	(60,912)
Unrealized loss on commodity price derivatives	-	(104,391)
Total revenue	1,302,123	1,555,969

Costs and expenses:
Production costs	303,847	367,526
Production taxes	115,994	192,858
General and administrative	984,259	2,022,263
Depreciation, depletion and amortization	689,654	984,090
Impairment of developed properties	-	3,274,718
Total costs and expenses	2,093,754	6,841,455

Loss from operations	(791,631)	(5,285,486)

Other income	251	417
Convertible notes conversion derivative gain (loss)	(20,000)	290,164
Interest expense	(1,636,159)	(2,132,906)
Net Loss	$(2,447,539)	$(7,127,811)
Net loss per common share
Basic and diluted	$(0.13)	$(0.41)
Weighted average shares outstanding:
Basic and diluted	18,438,905	17,517,242

The accompanying notes are an integral part of these consolidated financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,447,539)	$(7,127,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment provision, developed leases	-	3,274,718
Common stock issued for convertible note interest	270,032	229,605
Common stock for services and compensation	250,846	673,228
Changes in the fair value of commodity price derivatives	-	104,391
Amortization of deferred financing costs	177,246	582,810
Change in fair value of convertible notes conversion derivative	20,000	(290,164)
Accretion of debt discount	563,571	473,916
Depreciation, depletion, amortization and accretion of asset retirement obligation	689,654	984,090
Changes in operating assets and liabilities:
Accounts receivable	307,841	(512,900)
Restricted cash	(88,054)	(123,650)
Other assets	(66,831)	(91,651)
Accounts payable and other accrued expenses	(580,466)	(553,979)
Net cash used in operating activities	(903,700)	(2,377,397)

Cash flows from investing activities:
Acquisition of undeveloped acreage	(7,061)	-
Drilling capital expenditures	(21,462)	(415,954)
Sale of developed property	640,000	-
Sale of undeveloped acreage interests	-	1,443,852
Additions of office equipment	(23,276)	(649)
Additions to producing properties	-	(369,163)
Investment in operating bonds	(105)	(92)
Net cash provided by investing activities	588,096	657,994

Cash flows from financing activities:
Proceeds from debt	-	750,000
Repayment of debt	(177,375)	(569,832)
Net cash provided by (used in) financing activities	(177,375)	180,168

Change in cash and cash equivalents	(492,979)	(1,539,235)
Cash and cash equivalents at beginning of period	970,035	2,707,722
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$477,056	$1,168,487

The accompanying notes are an integral part of these consolidated financial statements

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

The Company is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 127,000 net acres.  Recovery drills for, operates and produces oil and natural gas wells through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All references to production, sales volumes and reserves quantities are net to our interest unless otherwise indicated.

NOTE 2 – LIQUIDITY

We have a history of sustained losses and cash used by operating activities, including losses of $2.45 million in March 31, 2013 and $37.7 million in the year ended 2012, and cash used by operating activities of $0.90 million in March 2013 and $3.4 million for the year 2012.  In addition, as of March 31, 2013 we had a net working capital deficit of $1.26 million.  Commencing in late 2012, we implemented a number of cost reduction measures, including a substantial reduction in our staff. Both our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have also agreed, in their sole discretion and on a temporary basis, to defer their receipt of any cash salary at this time.

In the immediate term, the Company expects that additional capital will be required to fund its capital budget for the remainder of 2013, to help fund its ongoing overhead, provide for payment of minimum interest and principal payments required by term notes, and to provide additional capital to generally improve its working capital position.  A portion of this additional capital will be provided by the new convertible debentures as described above.  We anticipate that additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain assets and by the development of certain of our undeveloped properties via arrangements with joint venture partners. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of our 2013 capital budget.

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

As discussed in “Note 12—Subsequent Events,” in April 2013, the Company entered into amendments to both our term loan agreements with Hexagon, LLC (“Hexagon”) and our 8% Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity dates of these debts to May 16, 2014.  In addition, the amendments to our term loans also provided for the reduction of the interest rate from 15% to 10% effective March 1, 2013; the payment of interest only for the months of March through June, 2013; a reduction in the minimum monthly payments of principal and interest thereafter from $0.33 million per month to either $0.23 million or $0.19 million, depending on our ability to consummate the sale of certain of our assets by July 1, 2013; and forbearance by the secured lender from exercising its rights under the term loan credit agreements for any breach that may have occurred prior to the amendment.

In consideration for the extended maturity date of both loans and the reduced interest rate and minimum loan payment under the secured term loans, the Company is required to provide to each of our secured lender and the holders of our debentures an additional security interest in 15,000 acres (or 30,000 acres in aggregate) of our undeveloped acreage.  In addition, we are required under the amendment to use our reasonable best efforts to pursue certain transactions to improve our financial condition, including the aforementioned sale of certain of our assets, an equity offering or similar capital-raising transaction, one or more joint venture development agreements, and an engineering study of certain of our producing properties to ascertain possible operations to enhance production from those properties. Pursuant to the debenture amendment, the Company and the debenture holders have agreed to waive any breach under the debentures that may have occurred prior to the date of the amendment.

We currently have $19.16 million outstanding under our term loans and $13.40 million outstanding under our debentures.

On April 16, 2013, we entered into an agreement with one of our existing Debenture holders to issue up to an additional $5.0 million in additional debentures with substantially the same terms to the existing 8% Secured Convertible Debentures subject to final approval by our board of directors.   Under the terms of this agreement, the holder has agreed to purchase up to $1.5 million of additional debentures on or before July 16, 2013.  The funds associated with the initial issuance of debentures will be used by the Company for the drilling and development of certain properties, and for general corporate purposes (see Note 12). The combination of these measures coupled with the aforementioned debt modifications will provide substantial near term relief to our cash flow and liquidity.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements were prepared by Recovery in accordance with generally accepted accounting principles (“GAAP”) in the United States.  The financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position.

Reclassification

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the March 31, 2013 consolidated financial statement presentation.  Such reclassifications had no effect on net income.

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

Our most significant financial estimates are associated with our estimated proved oil and gas reserves, assessments of impairment imbedded in the carrying value of undeveloped acreage and proven properties, as well as valuation of common stock used in various issuances of common stock, options and warrants, and estimated derivative liabilities.

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

The Company did not recognize impairment charges for the three months ended March 31, 2013 compared to an impairment of $3.27 million for the three months ended March 31, 2012.

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

Loss per Common Share

Earnings (losses) per share are computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (losses) per share are computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities, such as conversion derivatives and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  As of March 31, 2013, a total of 5,738,900 and 3,152,941, respectively of shares underlying warrants and convertible debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

 Recent Accounting Pronouncements

Various accounting standards updates are issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – OIL AND GAS PROPERTIES

The Company did not complete any major purchases of undeveloped or producing oil and gas properties during the three months ended March 31, 2013.

In February 2013, the Company completed the sale of certain developed properties for $0.64 million.

NOTE 5 – WELLS IN PROGRESS

During the three months ended March 31, 2013 the Company did not transfer any costs from wells in progress and their respected undeveloped acreage into the developed cost pool.

NOTE 6 - FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices.   As of March 31, 2013, the Company maintained no active financial instruments of this type.

The amounts of gains and losses recognized as a result of our derivative financial instruments were as follows:

	Three months ended March 31,
	2013	2012
Realized gain (loss) on commodity price derivatives	$19,890	$(60,912)
Unrealized gains (loss) on commodity price derivatives	$-	$(104,391)

Realized gains and losses occurs as individual swaps mature and settle.  These gains and losses are recorded as income or expenses in the periods during which applicable contracts settle.  Swaps which are unsettled as of a balance sheet date are carried at fair market value, either as an asset or liability (See Note 7 — “Fair Value of Financial Instruments”).  Unrealized gains and losses result from mark-to-market changes in the fair value of these derivatives between balance sheet dates.

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

Asset Retirement Obligation

The fair value of the Company’s asset retirement obligation liability is calculated at the point of inception by taking into account: 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which are based on estimates from reserve engineers; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money.  Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

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

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

March 31, 2013

	Level 1	Level 2	Level 3	Total
Assets
Commodity derivative instruments	$-	$-	$-	$-
Total assets, at fair value	$-	$-	$-	$-
Liability
Convertible debentures conversion derivative liability	$-	$-	$(1,700,000)	$(1,700,000)
Total liability, at fair value	$-	$-	$(1,700,000)	$(1,700,000)

December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets
Commodity derivative instruments	$-	$-	$-	$-
Total assets, at fair value	$-	$-	$-	$-
Liability
Convertible debentures conversion derivative liability	$-	$-	$(1,680,000)	$(1,680,000)
Total liability, at fair value	$-	$-	$(1,680,000)	$(1,680,000)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of March 31, 2013:

Beginning balance, December 31, 2012	$(1,680,000)
Convertible debentures conversion derivative gain	-
Additions to derivative liability from Supplemental Debenture	(20,000)
Ending balance, March 31, 2013	$(1,700,000)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ending March 31, 2013 or 2012.

NOTE 8 – LOAN AGREEMENTS

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

We entered into a loan modification agreement on May 28, 2010, which extended the maturity date of the loans to December 1, 2011.  In consideration for extending the maturity of the loans, Hexagon received 250,000 warrants with an exercise price of $6.00 per share.  The loan modification agreement also required the Company to issue 250,000 five year warrants to purchase common stock at $6.00 per share to Hexagon if the Company did not repay the loans in full by January 1, 2011. Since the loans were not paid in full by January 1, 2011, the Company issued 250,000 additional warrants with an exercise price of $6.00 per share to Hexagon, which were valued at approximately $1.60 million in the aggregate.  This amount was recorded as a deferred financing cost and is being amortized over the remaining term of the loan.

In December 2010, Hexagon extended the maturity date of the loans to September 1, 2012.  During the last six months of 2011, Hexagon agreed to temporarily suspend for five months the requirement to remit monthly net revenues in the total amount of approximately $2.00 million as payment on the loans. In November 2011, Hexagon extended the maturity to January 1, 2013.  In November 2011, Hexagon also temporarily advanced the Company an additional amount of $0.31 million, which was repaid in full in February 2012.  In March 2012, Hexagon extended the maturity of the loans to June 30, 2013, and in connection therewith, the Company agreed to make minimum monthly note payments of $0.33 million, effective immediately.  In July 2012, Hexagon extended the maturity date to September 30, 2013. In November 2012, Hexagon extended the maturity date of the loans to December 31, 2013.

On December 27, 2012, in connection with the Company’s lease of deep rights on approximately 6,300 net acres to a third party for total consideration of $1.5 million, the Company paid Hexagon $0.75 million, which reduced the long-term debt principal amount.

In April 2013, Hexagon agreed to amend all three loan agreements to extended the maturity date to May 16, 2014, reduce the interest rate to 10% from 15% beginning retroactively with March 2013, decrease our minimum payment under the term loans to $0.23 or $0.19, depending on our ability to complete the sale of certain of our assets by July 1, 2013, and require us to make interest-only payments for March, April, May, and June. In consideration for the extended maturity date, reduced interest rate, and reduced minimum loan payment, we are required to provide Hexagon an additional security interest in 15,000 acres of our undeveloped acreage (see Note 12).

The Company is subject to certain non-financial covenants with respect to the Hexagon loan agreements.  As of March 31, 2013, the Company was in compliance with all covenants under the facilities.

As of March 31, 2013, the total amount outstanding on the three loan agreements is $19.16 million, of which $.64 million is classified as current.

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of the Debentures, secured by mortgages on several of our properties.  Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest at an annualized rate of 8% is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or, at the Company's option, in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date.  The Company can redeem some or all of the Debentures at any time.  The redemption price is 115% of principal plus accrued interest.  If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC (“TR Winston”) acted as placement agent for the private placement and received $0.40 million of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $0.40 million over the life of the loan as deferred financing costs.  The Company amortized $0.02 million of deferred financing costs into interest expense during the three months ended March 31, 2013, and has $0.11 million of deferred financing cost to be amortized through May 2014.

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

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to March 31, 2013, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of March 31, 2013 and December 31, 2012 of $1.70 million and $1.68 million, respectively.  The portion of the derivative liability that is associated with the Supplemental Debentures, in the approximate amount of $0.70 million, has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures.

During the three months ended March 31, 2013 and 2012, the Company amortized $0.56 million and $0.43 million, respectively, of debt discounts.

On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to T.R. Winston & Company LLC for acting as a placement agent of the Supplemental Debentures.  The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs.  The Company amortized $0.03 million of deferred financing costs into interest expense during the three months ended March 31, 2013, and has $0.15 million of deferred financing costs to be amortized through May 2014.

In April 2013, the holders of the Debentures agreed to extend their maturity date to May 16, 2014.  In consideration for the extended maturity date the Company is required to provide them an additional security interest in 15,000 acres of our undeveloped acreage (see Note 12).

On April 16, 2013, the Company entered into an agreement with one of its existing Debenture holders to issue up to an additional $5.0 million in additional debentures with substantially the same terms to the existing Debentures.   Under the terms of this agreement, the holder has agreed to purchase up to $1.5 million of additional debentures on or before July 16, 2013.  The funds associated with the initial issuance of debentures will be used by the Company for the drilling and development of certain properties, and for general corporate purposes (see Note 12).

As of March 31, 2013 and December 31, 2012, the convertible debt is recorded as follows:

	As of March 31, 2013	As of December 31, 2012
Convertible debentures	$13,400,000	$13,400,000
Debt discount	(2,536,068)	(3,099,639)
Total convertible debentures, net	$10,863,932	$10,300,361

Annual debt maturities as of March 31, 2013 are as follows:

Year 1	$641,150
Year 2	31,917,790
Thereafter	-
Total	$32,558,940

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

Interest Expense

For the three months ended March 31, 2013 and 2012, the Company incurred interest expense of approximately $1.64 million and $2.13 million, respectively, of which approximately $1.00 million and $1.29 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At March 31, 2013 and 2012, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of March 31, 2013 and 2012, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

NOTE 10 - SHAREHOLDERS’ EQUITY

Common Stock
As of March 31, 2013, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 18,523,604 shares of common stock were issued and outstanding.  No preferred shares were issued or outstanding.

During the three months ended March 31, 2013, the Company did not grant any shares of common stock as restricted stock grants to employees, board members, or consultants.  The Company issued 129,202 shares for payment of quarterly interest expense on the convertible debentures valued at $0.27 million.

Warrants

A summary of warrant activity for the three months ended March 31, 2013 is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2012	5,638,900	$7.04
Granted	100,000	4.24
Exercised, forfeited, or expired	-	-
Outstanding at March 31, 2013	5,738,900	$6.99

In January 2013, the Company entered into two separate consulting agreements, one with a financial advisory firm and one with a public relations company.  Each agreement provided for the issuance by the Company of 200,000 warrants for a total of 400,000 warrants, with a grant price of $4.24 and a total valuation of $0.30 million. The shares vest 25% on March 31, 2013 and 25% for each quarter thereafter. The Company is valuing the warrants each quarter based on their vesting schedule and expensing the amount.

The aggregate intrinsic value of the warrants was approximately $0 for both March 31, 2013 and 2012, based on the Company’s closing common stock price of $1.73 and $3.58, respectively, and the weighted average remaining contract life as of March 31, 2013 was 2.31 years and 2.68 years, respectively.

NOTE 11 - SHARE BASED COMPENSATION

The costs of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the three months ended March 31, 2013, the Company granted no shares of restricted common stock to employees or directors.

A summary of restricted stock grant activity for the year ended December 31, 2012 is presented below:

Shares
Balance outstanding at December 31, 2012	1,730,710
Granted	-
Vested	(39,553)
Expired/ cancelled	-
Balance outstanding at March 31, 2013	1,691,157

Total unrecognized compensation cost related to unvested stock grants was approximately $0.60 million as of March 31, 2013.  The cost at March 31, 2013 is expected to be recognized over a weighted-average service period of 3 years.

Other Compensation

We sponsor a 401(k) savings plan. All regular full-time employees are eligible to participate. We make contributions to match employee contributions up to 5% of compensation deferred into the plan. The Company made cash contributions of $0.01 million for the three months ended March 31, 2013.

NOTE 12—SUBSEQUENT EVENTS

In April 2013, we amended both our secured term loans and our Debentures to extend their maturity dates to May 16, 2014.  In consideration for the extended maturity dates and the reduced interest rate and minimum loan payment under the secured term loans, the Company is required to provide both Hexagon and the holders of our Debentures an additional security interest in 15,000 acres (or 30,000 acres in aggregate) of our undeveloped acreage. Additionally, pursuant to the amendment to our secured term loans, Hexagon has agreed to (i) reduce our interest rate from 15% to 10% beginning retroactively with March 2013, (ii) permit us to make interest-only payments for March, April, May, and June, after which time the minimum secured term loan payment will be $0.23 million or $0.19 million, depending on our ability to consummate the sale of certain of our assets by July 1, 2013, and (iii) forbear from exercising its rights under the term loan credit agreements for any breach that may have occurred prior to the amendment. In addition, we are required under the term loan amendment to use our reasonable best efforts to pursue certain transactions to improve our financial condition, including the aforementioned sale of certain of our assets, an equity offering or similar capital-raising transaction, one or more joint venture development agreements, and an engineering study of certain of our producing properties to ascertain possible operations to enhance production from those properties. Pursuant to the debenture amendment, the Company and the debenture holders have agreed to waive any breach under the debentures that may have occurred prior to the date of the amendment.

On April 16, 2013, the Company entered into an agreement with one of its existing Debenture holders to issue up to an additional $5.0 million in additional Debentures with substantially the same terms as the existing Debentures.   Under the terms of this agreement, the holder has agreed to purchase $1.5 million of additional debentures on or before July 16, 2013.  The funds associated with the issuance of the additional Debentures will be used by the Company for the drilling and development of certain properties, and for general corporate purposes.

We currently have $19.16 million outstanding under our term loans and $13.40 million outstanding under our debentures.

On May 10, 2013, the Company entered into a one-year, non-exclusive investment banking agreement with TR Winston.  The agreement provides for initial compensation to TR Winston in the amount of 100,000 common shares, and 250,000 common stock purchase warrants.  In addition, the Company has agreed to issue an additional 650,000 common stock purchase warrants to TR Winston in the event the Company’s stockholders approve the expansion of the Company’s 2012 Equity Incentive Plan.  All warrants will have a term of three years and a strike price of $4.25 per share.  The investment banking agreement also provides for additional commissions and compensation in the event that TR Winston arranges a successful equity or debt financing during the term of the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

General

Recovery Energy, Inc. (“Recovery,” “Recovery Energy,” “we,” “our,” and the “Company”) is an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the Denver-Julesberg (“DJ”) Basin. Our business strategy is designed to create shareholder value by developing our undeveloped acreage and leveraging the knowledge, expertise and experience of our management team.

We principally target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally in Colorado, Nebraska, and Wyoming within the DJ Basin.

Financial Condition and Liquidity

Since our inception, we have incurred a cumulative net loss of approximately $108.66 million.  As of March 31, 2013, we have negative working capital of $1.26 million and current liabilities of $3.20 million.

Information about our financial position is presented in the following table:

	March 31, 2013	December 31, 2012
Financial Position Summary
Cash and cash equivalents	$477,056	$970,035
Working capital	$(1,261,329)	$(1,041,491)
Balance outstanding on term loans and convertible debentures	$32,558,940	$32,736,341
Shareholders’ equity	$10,155,551	$12,082,212

During the three months ended March 31, 2013, our working capital decreased to negative $1.26 million compared to negative working capital of $1.04 million at December 31, 2012. This lower level of working capital is primarily the result of cash used in operations and investing activities that exceeded cash provided by financing activities. In view of the maturity of our secured indebtedness in 2014, we will be required to complete one or more capital-raising transactions, such as a sale of assets, an offering of our securities, or a refinancing transaction with terms more favorable to us, before our secured debt matures. If we default under our secured debt, our lenders will be entitled to exercise their rights to foreclose on the properties held as security for the term loans and the debentures, and may be entitled to collect any amounts remaining under the loans and debentures that is not satisfied through sale of such properties.

The majority of our leases on which we have identified reserves and production are subject to security interests held by the lenders under our secured term loans or our 8% Senior Secured Convertible Debentures (the “Debentures”).  As discussed below, we have recently amended the terms of both the secured term loans and the Debentures to, among other things, extend the maturity dates under both the term loans and the Debentures, and reduce the interest rate and the level of minimum monthly payments under the term loans. We currently have $19.16 million outstanding under the term loans and $13.40 million outstanding under the Debentures. In addition, we currently have a working capital deficit of approximately $1.26 million, and approximately $3.20 million in current liabilities.  As discussed below, we amended our secured term loans and Debentures in April 2013 to extend their maturity dates to May 16, 2014 and, with respect to the term loans, reduce the interest rate and the minimum monthly payment, among other things. We believe that these amendments provide us with significantly more flexibility in meeting our obligations. In the immediate term, the Company expects that additional capital will be required to fund its capital budget for 2013, to help fund its ongoing overhead, provide for payment of minimum interest and principal payments required by term notes, and provide additional capital to generally improve its working capital position. In addition, as discussed below, we have entered into an agreement with one of our existing debenture holders to invest at least $1.5 million in additional Debentures on substantially the same terms as our existing Debentures, with the possibility of an additional investment by our existing Debenture holders of up to $3.5 million. We are aggressively exploring a number of other capital raising transactions aimed at improving our liquidity position in the long and short term, including asset sales, joint ventures and similar industry partnerships, asset monetization transactions, possible equity transactions, and other potential refinancing transactions with terms more favorable to us than those under the term loans and debentures. Our ability to fund some of our ongoing overhead, to meet our minimum principal and interest obligations and to fund our 2013 capital program is contingent on successfully raising additional capital via one or more of the above described transactions.

On a longer term basis, the Company will require capital to retire our term notes and our Debentures when such debts mature in May 2014.

Pursuant to our credit agreements with Hexagon relating to the term notes, a substantial portion of our monthly net revenues derived from our producing properties is required to be used for debt and interest payments.  In addition, our debt instruments contain provisions that, absent consent of Hexagon, may restrict our ability to raise additional capital.

Cash Flows

Cash used in operating activities during the three months ended Mach 31, 2013 was $0.90 million. This use of cash, coupled with the cash provided by investing activities, exceeded cash (used in) provided by financing activities by $0.49 million, and resulted in a corresponding decrease in cash.  This net use of cash contributed to a $0.22 million decrease in working capital as of March 31, 2013, compared to working capital as of December 31, 2012.

The following table compares cash flow items during the three months ended March 31, 2013 to March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$(903,700)	$(2,377,397)
Investing activities	588,096	657,994
Financing activities	(177,375)	180,168
Net change in cash	$(492,979)	$(1,539,235)

During the three months ended March 31, 2013, net cash used in operating activities was $0.90 million, compared to $2.38 million during the three months ended March 31, 2012, a decrease of $1.48 million or 62%.  The primary changes in operating cash during the three months ended March 31, 2013 were $2.45 million of net loss, adjusted for non-cash charges of $0.69 million of depreciation, depletion, amortization and accretion expenses, $0.56 million of debt discount, $0.45 million of amortization of deferred financing costs and issuance of stock for convertible debentures interest, $0.25 million for issuance of stock for services and compensation, and a non-cash change in fair value of convertible debentures conversion option of $0.02 million, which was offset by $0.58 million of cash used for accounts payable and other accrued expenses and $0.29 million for cash used for other assets.

During the three months ended March 31, 2013, net cash provided by investing activities was $0.59 million, compared to net cash provided by investing activity of $0.66 million during the three months ended March 31, 2012, a decrease of $.07 million or 11%. The primary changes in investing cash during the three months ended March 31, 2013 were an increase in cash of $0.64 million related to our sale of developed properties which was offset by a decrease in cash of $0.02 additions to office equipment, $0.02 million of drilling expenditures, and $0.07 of acquisition of undeveloped acreage.

During the three months ended March 31, 2013, net cash used in financing activities was $0.18 million, compared to net cash provided by financing activities of $0.18 million during the three months ended March 31, 2012, a decrease of $0.36 million, or 200%.  The changes in financing cash during the three months ended March 31, 2013 were primarily due to net repayments of debt of $0.18 million.

As of March 31, 2013 our balances outstanding on term loans and convertible debentures was $32.56 million, compared to $32.74 million as of December 31, 2012. The primary changes in the balances outstanding relate to principal payments of $0.18 million on our secured debts.

Under the terms of our term loan agreements, we are prohibited from incurring any additional debt from third parties without prior consent from Hexagon.  Our ability to obtain additional working capital through bank lines of credit and project financing would likely be subject to the repayment of the approximately $19.16 million debt related to our primary credit facility.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, among other things, our stock price will be materially adversely affected.

Notable Financing Transactions

In February 2013, we completed the sale of certain developed properties, in which we agreed to sell all of our interest and an override royalty interest, for $0.64 million.

As discussed below, in April 2013 we amended both our Debentures, including the Supplemental Debentures, and our secured term loans.

Term Loans

We entered into three separate loan agreements with Hexagon in January, March and April 2010.  The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of our developed and undeveloped leasehold acreage.

In April 2013, Hexagon agreed to amend all three loan agreements to extended the maturity date to May 16, 2014, reduce the interest rate to 10% from 15% beginning retroactively with March 2013, decrease our minimum payment under the term loans to $0.23 or $0.19, depending on our ability to complete the sale of certain of our assets by July 1, 2013, and require us to pay interest only for March, April, May, and June. In consideration for the extended maturity date, reduced interest rate, and reduced minimum loan payment, we are required to provide them an additional security interest in 15,000 acres of our undeveloped acreage (see Note 12).

We are subject to certain non-financial covenants with respect to the Hexagon loan agreements.  As of March 31, 2013, we were in compliance with all covenants under the facilities.

As of March 31, 2013, the total amount outstanding on the three loan agreements is $19.16 million, of which $.64 million is classified as current.

For additional information regarding our secured term loans, see “Note 8 – Loan Agreements” in Item 1.

Convertible Debentures Payable

In February 2011, we completed a private placement of $8.40 million aggregate principal amount of Debentures, secured by mortgages on several of our properties.

On March 19, 2012, we entered into agreements with some of our existing Debenture holders to issue up to an additional $5.0 million in additional Debentures (the “Supplemental Debentures”).

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

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to March 31, 2013, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of March 31, 2013 and December 31, 2012 of $1.70 million and $1.68 million, respectively.  The portion of the derivative liability that is associated with the Supplemental Debentures, in the approximate amount of $0.70 million, has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures.

During the three months ended March 31, 2013 and 2012, the Company amortized $0.56 million and $0.43 million, respectively, of debt discounts.

In April 2013, the holders of our Debentures agreed to extend their maturity date to May 16, 2014.  In consideration for the extended maturity date the Company is required to provide them an additional security interest in 15,000 acres of our undeveloped acreage (see Note 12).

On April 16, 2013, the Company entered into an agreement with one of its existing Debenture holders to issue up to an additional $5.0 million in additional debentures with substantially the same terms to the existing 8% Secured Convertible Debentures.   Under the terms of this agreement, the holder has agreed to purchase up to $1.5 million of additional debentures on or before July 16, 2013.  The funds associated with the initial issuance of debentures will be used by the Company for the drilling and development of certain properties, and for general corporate purposes (see Note 12).

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

For additional information regarding the Debentures, see “Note 8 – Loan Agreements” in Item 1.

Interest Expense

For the three months ended March 31, 2013 and 2012, the Company incurred interest expense of approximately $1.64 million and $2.13 million, respectively, of which approximately $1.00 million and $1.29 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

Capital Resources

Our 2013 capital program is subject to securing sufficient capital, principally via the issuance of additional equity and debt both to fund our capital program and to refinance the Hexagon loans and Debentures which are due on May 16, 2014.  We are aggressively exploring a number of capital raising transactions aimed at improving our liquidity position in the long and short term, including asset sales, joint ventures and similar industry partnerships, asset monetization transactions, possible equity transactions, and other potential refinancing transactions with terms more favorable to us than those under the term loans and debentures.

Currently, the majority of our cash flows from operations are applied to the payment of principal and interest of our loans.  Due to the Company’s continuing operating losses and the large amounts of capital expenditures, during 2013 and 2012, our liquidity and working capital have deteriorated.  We will seek additional capital to refinance our debts, partially fund our operations, and fund our 2013 capital budget.  We will also require substantial additional capital in order to fully test, develop and evaluate our 127,000 net undeveloped acres.  We expect to obtain this capital through a variety of sources, including, but not limited to, future debt and equity financings and potentially from future joint venture partners.  Unless we are successful in competing a substantial debt and/or equity financing or other similar transaction in the near term, we may be required to sell certain assets in order to meet obligations as they arise.  We cannot provide assurance that we will secure a major financing, nor can we predict the terms of any future potential financing transactions.

We cannot give assurances that our working capital on hand, our cash flow from operations or any available borrowings, equity offerings or other financings, or asset sales will be sufficient to fund our operations or our anticipated 2013 capital expenditures.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table compares operating data for the three months ended March 31, 2013 to March 31, 2012:

	2013	2012
Revenue
Oil sales	$1,127,333	$1,547,763
Gas sales	106,397	129,676
Operating fees	48,503	43,833
Realized gains (loss) on commodity price derivatives	19,890	(60,912)
Unrealized loss on commodity price derivatives	-	(104,391)
Total revenue	1,302,123	1,555,969

Costs and expenses
Production costs	303,847	367,526
Production taxes	115,994	192,858
General and administrative	984,259	2,022,263
Depreciation, depletion and amortization	689,654	984,090
Impairment of developed properties	-	3,274,718
Total costs and expenses	2,093,754	6,841,455

Loss from operations	(791,631)	(5,285,486)

Other income	251	417
Convertible notes conversion derivative gain (loss)	(20,000)	290,164
Interest expense	(1,636,159)	(2,132,906)

Net Loss	$(2,447,539)	$(7,127,811)

Total revenues

Total revenues were $1.30 million for the three months ended March 31, 2013, compared to $1.56 million for the three months ended December 31, 2012, a decrease of $0.26 million, or 17%.  The decrease in revenues was due primarily to a decrease in production volumes.  During March 2013 and 2012, production amounts were 18,215 and 24,227 BOE, respectively, a decrease of 6,012 BOE, or 25%.   The revenue decrease was enhanced by a decrease in overall average price per BOE to $67.73 in 2013 from $69.24 in 2012, a decrease of $1.51 or 2%. The decrease in production and price was offset by an increase in realized gains on commodity derivatives of $0.08 million and an increase in unrealized gain (loss) on commodity price derivatives of $0.10 million for a total increase of $0.18 million or 12% of total revenue. Additionally, in 2013 we had increases in operating fees.

The following table shows a comparison of production volumes and average prices:

	For the Three Months Ended March 31,
	2013	2012
Product
Oil (Bbl.)	13,458	16,127
Oil (Bbls)-average price (1)	$83.77	$95.97

Natural Gas (MCF)-volume	23,350	18,986
Natural Gas Liquids (NGL) – BOE	865	4,936
Natural Gas (MCF)-average price (2)	$4.39	$5.42

Barrels of oil equivalent (BOE)	18,215	24,227
Average daily net production (BOE)	202	269
Average Price per BOE (1)	67.73	$69.24

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$67.73	$69.24

Production costs per BOE	16.68	15.17
Production taxes per BOE	6.37	7.96
Depreciation, depletion, and amortization per BOE	37.86	40.62
Total operating costs per BOE	$60.91	$63.75

Gross margin per BOE	$6.82	$5.49

Gross margin percentage	10.07%	7.93%

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

Commodity price derivative net realized gain was $0.02 million during the three months ended March 31, 2013, as compared to a realized loss of $0.06 million for the three months ended March 31, 2012, for an increase in realized gain of $0.08 million, or 133%. We also recorded no unrealized gain on commodity price derivatives for the three months ended March 31, 2013 compared to a loss of $0.10 million during the three months ended March 31, 2012, for an increase of $0.10 million, or 100%. The Company had no commodity price derivatives at March 31, 2013.

Production costs

Production costs were $0.30 million during the three months ended March 31, 2013, compared to $0.37 million for the three months ended March 31, 2012, a decrease of $0.07 million, or 19%.  Decrease in production costs in 2013 was from a decrease of the number of work overs, property improvements, and onsite work on productive wells.  Production costs per BOE increased to $16.68 for the three months ended March 31, 2013 from $15.17 in 2012, an increase of $1.51 per BOE, or 10%.

Production taxes

Production taxes were $0.12 million for the three months ended March 31, 2013, compared to $0.19 million for the three months ended March 31, 2012, a decrease of $0.05 million, or 26%.  Decrease in production taxes was from a decrease in production and product mix per state.  Currently, ad valorem, severance and conservation taxes range from 1% to 10% based on the state and county which production is derived.  Production taxes per BOE decreased to $6.37 during the three months ended March 31, 2013 from $7.96 in 2012, a decrease of $1.59 or 20%.

General and administrative

General and administrative expenses were $0.98 million during the three months ended March 31, 2013, compared to $2.02 million during the year ended March 31, 2012, a decrease of $1.04 million, or 51%.  Non-cash general and administrative items for the three months ended March 31, 2013 were $0.36 million compared to $0.67 million during the three months ending March 31, 2012, a decrease of $0.31 million, or 46%.  The decrease in non-cash general and administrative expenses was due to a decrease in non-cash consulting expense of $0.28 million and a decrease in non-cash compensation of $0.03 million. Cash general and administrative expense was $0.62 million during the three months ended March 31, 2013, compared to $1.35 million during the three months ended March 31, 2013, a decrease of $0.73 million, or 54%.  The decrease in cash general and administrative expenses was a result of a reduction of employees and a decrease in professional service expenses.

The separation agreement with Mr. Parker, in November 2012, provided that Mr. Parker receive severance payments consisting of one year’s salary and health benefits for the year.  In return, the Company received a general release and certain non-compete terms from Mr. Parker, and also entitled to receive no less than 10 hours per week of Mr. Parker’s time as a consultant to the Company.  As of March 31, 2013, the Company owes Mr. Parker $0.18 million in severance salary and health insurance. The Company expensed the entire severance amount of $0.29 million during the year ended December 31, 2102.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $0.69 million during the three months ended March 31, 2013, compared to $0.98 million during the three months ended March 31, 2012, a decrease of $0.29 million, or 30%.  Decrease in depreciation, depletion, and amortization was from (i) a decrease in production amounts in 2013 from 2012, (ii) a decrease in the depletion base for the depletion calculation, offset by (iii) an increase in the depletion rate. Production amounts decreased to 18,215 from 24,227 for the three months ended March 31, 2013 and 2012, respectively, a decrease of 6,012, or 25%. The decrease in depletion was based on a lower depletion base. The decrease in production and the oil and gas asset depletion base was offset by an increase in depletion rate of 4.20% during the three months ended March 31, 2013 compared to 2.91% for 2012, an increase of 1.29% or a change of 44%. Depreciation, depletion, and amortization per BOE decreased to $37.86 from $40.62, respectively, for the three months ended March 31, 2013 and 2012, a decrease of $2.76, or 7%.

Impairment of developed properties

There was no impairment of developed properties during the three months ended March 31, 2013, compared to $3.27 million during the three months ended March 31, 2012.

Interest Expense

For the three months ended March 31, 2013 and 2012, the Company incurred interest expense of approximately $1.64 million and $2.13 million, respectively, of which approximately $1.00 million and $1.29 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

2013 Capital Budget

Our entire 2013 Capital Budget is subject to financing.  If adequate financing is obtained, our 2013 Capital Budget is Our entire 2013 capital budget is subject to financing availability.  If adequate financing is obtained, our 2013 capital budget is currently projected to be approximately $15 million.    We anticipate that approximately 50% of this budget will be allocated toward the development of two of our unconventional prospects located in the Wattenberg Field within the DJ Basin that will target horizontal drilling and development of the Niobrara shale and Codell formations.  The remainder of our 2013 budget is anticipated to be directed principally toward the conventional development of certain lower risk offset wells to existing production.  We also anticipate the allocation of approximately 10% of our 2013 capital budget toward higher risk exploration activities, including the procurement of seismic data and the drilling of one conventional exploratory well.

Our 2013 capital expenditure budget is also subject to various additional factors, including market conditions, availability of capital, oilfield services and equipment availability, commodity prices and drilling results.  Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget as the cash flow from the wells could provide additional capital which we may use to increase our capital budget. We do not anticipate any significant expansion of our current acreage position.

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

Plan of Operations

Our plan of operations is to identify and develop oil and natural gas prospects from our existing inventory of undeveloped acreage. Subject to the securing of adequate financing, we anticipate the investment of substantial capital during the next few years to evaluate, assess and develop this inventory. Currently, our inventory of developed and undeveloped acreage includes approximately 21,800 net acres that are held by production, approximately 12,900 net acres that expire in 2013, and approximately 25,000 net acres, 59,000 net acres and 10,300 net acres that expire in the years 2014, 2015 and thereafter, respectively. Approximately 64% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at the option of the Company, via payment of varying, but typically nominal, extension amounts. However, due to our current liquidity issues, we may enter into one or more transactions to sell a significant number of leases, both developed and undeveloped to enable us to pay down our outstanding debt.

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained under “Financial Condition and Liquidity”, based on our present working capital and current rate of cash flow from operations, we will need to raise additional capital to partially fund our overhead, and  fund our exploration and development budget.  We will seek additional capital through the sale of our securities, through debt and project financing, and through sale of assets.  However, under the terms of our term loan agreements and debentures, we are prohibited from incurring any additional debt from third parties or selling any properties held as collateral under the term loans or debentures without prior consent from the lenders.  Thus our ability to obtain additional capital through new debt instruments, project financing and sale of assets may be subject to the repayment of our term loans and/or our debentures.

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

Obligations and Commitments

We have the following contractual obligations and commitments as of March 31, 2013 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	4-5 years	More than 5 years
Secured debt	$19,158	$641	$18,517	$-	$-
Interest on secured debt	2,154	1,915	239	-	-
Convertible debentures	13,400	-	13,400	-	-

Separation agreement with Roger Parker (2)	181	181	-	-	-
Interest on convertible debentures	1,206	1,072	134	-	-
Operating leases	67	67	-	-	-
Total contractual cash obligations (1)	$36,166	$3,876	$32,290	$-	$-

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

(2)	Includes $160,500 salary, $10,672 employer taxes, $10,128 health, dental, and vision insurance, in accordance with Mr. Parker’s separation agreement dated November 15, 2012.

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

Use of Estimates

The financial statements included herein were prepared from the our records in accordance with GAAP, and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We evaluate our estimates on an on-going basis and base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable.  Our most significant financial estimates are associated with our estimated proved oil and gas reserves, assessments of impairment imbedded in the carrying value of undeveloped acreage and proven properties, as well as valuation of common stock used in various issuances of common stock, options and warrants, and estimated derivative liabilities.

Oil and Natural Gas Reserves

We follow the full cost method of accounting.  All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool.  Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, impairment would be recognized.  Under the SEC rules, we prepared our oil and gas reserve estimates as of March 31, 2013, using the average, first-day-of-the-month price during the 12-month period ending March 31, 2013.

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

We believe estimated reserve quantities and the related estimates of future net cash flows are the most important estimates made by an exploration and production company such as ours because they affect the perceived value of our company, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements, including the quarterly calculation of depletion, depreciation and impairment of our proved oil and natural gas properties.  Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine anticipated future cash inflows and future production and development costs by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each quarter to the estimated quantities of oil and natural gas remaining to be produced as of the end of that quarter. We reduce expected cash flows to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used.  For example, the standardized measure calculation requires us to apply a 10% discount rate.  Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and natural gas properties, we make considerable effort to estimate our reserves, including through the use of independent reserves engineering consultants. We expect that quarterly reserve estimates will change in the future as additional information becomes available or as oil and natural gas prices and operating and capital costs change.  We evaluate and estimate our oil and natural gas reserves as of March 31 and quarterly throughout the year.  For purposes of depletion, depreciation, and impairment, we adjust reserve quantities at all quarterly periods for the estimated impact of acquisitions and dispositions.  Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period in which the reserves or net cash flow estimate changes.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter-ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we incorporate by reference herein. No additional risk factors are noted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On May 10, 2013, the Company entered into a one-year, non-exclusive investment banking agreement with T.R Winston.  The agreement provides for initial compensation to TR Winston in the amount of 100,000 common shares, and 250,000 common stock purchase warrants.  In addition, the Company has agreed to issue an additional 650,000 common stock purchase warrants to TR Winston in the event the Company’s stockholders approve the expansion of the Company’s 2012 Equity Incentive Plan.  All warrants will have a term of three years and a strike price of $4.25 per share.  The investment banking agreement also provides for additional commissions and compensation in the event that TR Winston arranges a successful equity or debt financing during the term of the agreement.

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

Signature	Title	Date

/s/ W. Phillip Marcum	Chief Executive Officer and Chairman of the Board of Directors	May 14, 2013
W. Phillip Marcum	(Principal Executive Officer)

/s/ A. Bradley Gabbard	President, Chief Financial and Accounting Officer, Director	May 14, 2013
A. Bradley Gabbard	(Principal Financial Officer)

/s/ Eric Ulwelling	Principal Accounting Officer	May 14, 2013
Eric Ulwelling

/s/ Timothy N. Poster	Director	May 14, 2013
Timothy N. Poster

/s/ D. Kirk Edwards	Director	May 14, 2013
D. Kirk Edwards

/s/ Bruce B. White	Director	May 14, 2013
Bruce B. White

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002