Form 10-Q
period 2013-06-30
RECOVERY ENERGY, INC.
filed 2013-08-15
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

001-35330
(Commission File No.)

RECOVERY ENERGY, INC.
 (Exact name of registrant as specified in Charter)

NEVADA	74-3231613
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1900 Grant Street, Suite #720
Denver, CO 80203
 (Address of Principal Executive Offices)

(303) 951-7920
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of August 6, 2013: 19,197,102 shares of Common Stock.

 Recovery Energy, Inc.

INDEX

PART I– FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This quarterly report, including materials incorporated by reference herein, contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities; any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, we urge you to carefully review and consider the disclosures made in the “Risk Factors” sections of our December 31, 2012 Form 10-K and other SEC filings, available free of charge at the SEC’s website ( www.sec.gov ).

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$629,907	$970,035
Restricted cash	581,870	671,382
Accounts receivable (net of allowance of $50,000 and $0 at June 30, 2013 and December 31, 2012, respectively)	790,201	934,591
Prepaid assets	472,112	13,458
Total current assets	2,474,090	2,589,466

Oil and gas properties (full cost method), at cost:
Developed properties	57,878,989	58,610,095
Undeveloped acreage, excluded from amortization	27,958,138	28,067,005
Wells in progress, excluded from amortization	908,401	193,515
Total oil and gas properties, at cost	86,745,528	86,870,615

Less accumulated depreciation, depletion, amortization, and impairment	(44,476,704)	(43,187,962)
Total oil and gas properties, net	42,268,824	43,682,653

Other assets:
Office equipment, net	99,881	90,630
Deferred financing costs, net	620,362	974,856
Restricted cash and deposits	215,541	215,435
Total other assets	935,784	1,280,921
Total assets	$45,678,698	$47,553,040

The accompanying notes are an integral part of these condensed consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$997,986	$1,831,590
Accrued expenses	1,857,803	1,411,016
Short term loans payable	19,291,946	388,351
Convertible notes payable, net of discount	12,398,203	-
Convertible notes conversion derivative liability	1,850,000	-
Total current liabilities	36,395,938	3,630,957

Long term liabilities:
Asset retirement obligation	1,009,117	911,546
Term loans payable	-	18,947,963
Convertible notes payable, net of discount	-	10,300,361
Convertible notes conversion derivative liability	-	1,680,000
Total long-term liabilities	1,009,117	31,839,870

Total liabilities	37,405,055	35,470,827

Commitments and contingencies – Notes 2, 8 and 9

Shareholders’ equity:
Preferred stock, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value:100,000,000 shares authorized; 19,034,819 and 18,394,401 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,903	1,839
Additional paid in capital	119,781,783	118,296,679
Accumulated deficit	(111,510,043)	(106,216,305)
Total shareholders' equity	8,273,643	12,082,213
Total liabilities and shareholders’ equity	$45,678,698	$47,553,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Oil sales	$1,189,005	$1,362,566	$2,316,338	$2,910,329
Gas sales	38,805	98,725	145,202	228,401
Operating fees	42,019	45,676	90,522	89,509
Realized gain on commodity price derivatives	-	73,301	19,890	12,389
Unrealized gains on commodity price derivatives	-	680,000	-	575,609
Total revenues	1,269,829	2,260,268	2,571,952	3,816,237

Costs and expenses
Production costs	255,454	268,315	559,301	635,842
Production taxes	162,045	169,639	278,039	362,497
General and administrative	1,367,976	1,561,800	2,352,235	3,584,064
Depreciation, depletion and amortization	651,175	843,999	1,340,829	1,828,087
Impairment of evaluated properties	-	-	-	3,274,718
Total costs and expenses	2,436,650	2,843,753	4,530,404	9,685,208

Loss from operations	(1,166,821)	(583,485)	(1,958,452)	(5,868,971)

Other income (expense)	141	(1,123)	392	(705)
Convertible notes conversion derivative gain (loss)	(10,000)	(190,163)	(30,000)	100,000
Interest expense	(1,669,519)	(2,038,082)	(3,305,678)	(4,170,988)

Net loss	$(2,846,199)	$(2,812,853)	$(5,293,738)	$(9,940,664)
Net loss per common share Basic and diluted	$(0.15)	$(0.16)	$(0.29)	$(0.56)
Weighted average shares outstanding: Basic and diluted	18,668,080	17,745,155	18,551,301	17,629,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(5,293,738)	$(9,940,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment provision, developed leases	-	3,274,718
Common stock issued for convertible note interest	270,032	430,833
Common stock for services and compensation	799,567	1,185,654
Changes in the fair value of commodity price derivatives	-	(575,609)
Amortization of deferred financing costs	354,493	1,259,516
Change in fair value of convertible notes conversion derivative	30,000	(100,000)
Accretion of debt discount	1,128,442	892,560
Depreciation, depletion, amortization and accretion of asset retirement obligation	1,333,922	1,828,087
Changes in operating assets and liabilities:
Accounts receivable	362,380	(241,830)
Restricted cash	89,512	67,496
Other assets	(43,084)	77,498
Accounts payable and other accrued expenses	(288,384)	570,760
Net cash used in operating activities	(1,256,858)	(1,270,981)

Cash flows from investing activities:
Sale of oil and gas properties	640,000	1,443,852
Additions to oil and gas properties	(732,061)	(320,333)
Drilling capital expenditures	(85,371)	(4,135,812)
Additions of office equipment	(23,276)	(649)
Investment in operating bond	(106)	(184)
Net cash used in investing activities	(200,814)	(3,013,126)

Cash flows from financing activities:

Proceeds from issuance of debt	1,161,912	2,839,802
Repayment of debt	(44,368)	(796,236)
Net cash provided by financing activities	1,117,544	2,043,566

Change in cash and cash equivalents	(340,128)	(2,240,541)
Cash and cash equivalents at beginning of period	970,035	2,707,722

Cash and cash equivalents at end of period	$629,907	$467,181

The accompanying notes are an integral part of these condensed consolidated financial statements

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

NOTE 1 – ORGANIZATION

Recovery Energy, Inc. (“Recovery”, “Recovery Energy”, “we”, “our”, and the “Company”) is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 118,000 net acres.  Recovery drills for, operates and produces oil and natural gas through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All references to production, sales volumes and reserves quantities are net to our interest unless otherwise indicated.

NOTE 2 – LIQUIDITY

We currently have $19.29 million outstanding under our term loans with Hexagon, LLC (“Hexagon”) and $14.78 million outstanding under our 8% Senior Secured Convertible Debentures. Both the term loans and the convertible debentures are considered current on our balance sheet and mature May 16, 2014.

We have a history of sustained losses and cash used by operating activities, including losses of $5.29 million for the six months ended June 30, 2013, $2.85 million for the three months ended June 30, 2013, and $37.7 million for the year ended 2012, and cash used by operating activities of $1.26 million for the six months ended June 30, 2013 and $1.27 million for the six months ended June 30, 2012.  In addition, as of June 30, 2013 we had a net working capital deficit of $33.92 million, which includes the current classification effect of both our term loans and our convertible debentures, all of which mature on May 16, 2014.

In order to continue as a going concern beyond May 16, 2014, the Company will need to secure refinancing of these debts, sell assets to repay these debts, or otherwise negotiate terms with Hexagon and holders of its convertible debenture to extend the maturity of such indebtedness. Principally as a result of the current maturity date of these debts, the Company currently does not have enough working capital to cover its current liabilities.

In addition to the above, the Company will require additional capital to fund its capital budget for the remainder of 2013, to help fund its ongoing overhead, to provide for payment of minimum interest and principal payments required by term loans, and to provide additional capital to generally improve its working capital position.

In April 2013, we received approval from our existing secured debt and convertible debenture holders to issue up to $5.00 million of additional convertible debentures with terms substantially identical to our existing convertible debentures.  In connection therewith, we also received a commitment of $1.50 million from one of our existing Convertible Debenture holders to purchase additional convertible debentures on or prior to July 15. 2013; $0.53 million of this commitment has been funded to date.  As of June 30, 2013 we have entered into subscription agreements for the issuance of $1.38 million of such convertible debt, including the aforementioned $0.53 million related to the debt commitment received in April.  Two officers of the Company participated in the additional convertible debentures for a combined total of $0.43 million.  Of the $1.38 million committed, $1.16 million has been funded to date. The Company expects the remaining $1.02 million for which it has received commitments to be funded in the near future, and will take such actions as are necessary to secure such funding. In connection with the officers’ participation in the debenture offering, we entered into a letter agreement with the officers pursuant to which we and the officers agreed that in the event of an equity offering that triggers the anti-dilution provisions of the debentures, or if we elect to pay interest on the debentures with shares of our common stock rather than in cash, then the Conversion Price or Interest Conversion Rate, as the case may be, will not be lower than $1.55 per share without approval by our shareholders. The recent commitments were subject to certain yield enhancements, including a 25% carried interest in certain properties scheduled to be developed with the proceeds.

The Company intends to seek completion of the remainder of the $5.00 million offering of additional debt that was approved in April 2013.  Proceeds from the issuance of this convertible debt has and will be dedicated principally toward the development of certain specific properties, and to a lesser extent, general corporate purposes.  However, there is no assurance that the Company will be successful in securing additional convertible debenture funding beyond those firm commitments that it has already received.

The Company will also require additional funding for those purposes described above.  We anticipate that such additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain assets and by the development of certain of our undeveloped properties via arrangements with joint venture partners. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of our 2013 capital budget.  There is no assurance that any such funding will be available to the Company.

Pursuant to our credit agreements with Hexagon, a substantial portion of our monthly net revenues derived from our producing properties is required to be used for debt and interest payments for our term loans.  In addition, our debt instruments contain provisions that, absent consent of Hexagon, may restrict our ability to raise additional capital.

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

Reclassification

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the June 30, 2013 consolidated financial statement presentation.  Such reclassifications had no effect on net income.

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

The costs of undeveloped acreage are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties.   When proved reserves are assigned to such properties or one or more specific properties are deemed to be impaired, the cost of such properties or the amount of the impairment is added to full cost pool which is subject to depletion calculations.  The properties are reviewed quarterly for impairment.

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

The Company did not recognize impairment charges for the six months ended June 30, 2013 compared to an impairment of $3.27 million for the six months ended June 30, 2012.

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

In June 2013, the Company purchased a 50% interest in approximately 1,200 contiguous gross acres in Laramie County, Wyoming, in an area considered strategic by the Company.  This tract included two existing wells, one of which has now been recompleted. Costs associated with this purchase is currently classified as wells in progress, as the results of the recompletion are still under evaluation.  As of June 30, 2013, the Company has $0.91 million in wells in progress, including $0.73 million associated with the above described acres, compared to $0.19 million in wells in progress as of December 31, 2012.

Loss per Common Share

Earnings (losses) per share are computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (losses) per share are computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities, such as conversion derivatives and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  As of June 30, 2013, a total of 6,648,913 and 3,477,625, respectively of shares underlying warrants and convertible debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

 Recent Accounting Pronouncements

Various accounting standards updates are issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – OIL AND GAS PROPERTIES

In June 2013, the Company purchased a 50% working interest in a section in Laramie County, Wyoming for $0.60 million with an additional $0.13 million as additions to the well equipment and intangible equipment. The purchase is classified as wells in progress since the Company is evaluating the results of the recompletion of one of the wells included with the purchase of this property.

In February 2013, the Company completed the sale of certain developed properties for $0.64 million.

NOTE 5 – WELLS IN PROGRESS

As of June 30, 2013, the Company has $0.91 million in wells in progress, including $0.73 million associated with the Laramie County property that was purchased in June 2013, compared to $0.19 million included in wells in progress as of December 31, 2012.

NOTE 6 - FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices.   As of June 30, 2013, the Company maintained no active financial instruments of this type.

The amounts of gains and losses recognized as a result of our derivative financial instruments were as follows:

	Six months ended June 30,
	2013	2012
Realized gains on commodity price derivatives	$19,890	$12,389
Unrealized gains on commodity price derivatives	$-	$575,609

Realized gains and losses occurs as individual swaps mature and settle.  These gains and losses are recorded as income or expenses in the periods during which applicable contracts settle.  Swaps which are unsettled as of a balance sheet date are carried at fair market value, either as an asset or liability (See Note 7 - Fair Value of Financial Instruments).  Unrealized gains and losses result from mark-to-market changes in the fair value of these derivatives between balance sheet dates.

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

The Company’s cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, interest payable and customer deposits approximate fair value due to the short-term nature or maturity of the instruments.  The Company’s fixed rate 10% and 8% term loans and convertible debentures, respectively, are measured using Level 1 inputs.

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

Convertible Debentures Payable Conversion Feature

In February 2011, the Company issued in a private placement $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (“Debentures”) with a group of accredited investors.  During the year ended December 31, 2012, the Company issued an additional $5.00 million of Debentures, resulting in a total of $13.40 million of Debentures outstanding as of December 31, 2012.  In June 2013, the Company issued an additional $1.38 million of supplemental convertible debentures. As of June 30, 2013, the Debentures are convertible at any time at the holders’ option into shares of our common stock at $4.25 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount.  The Company engaged a third party to complete a valuation of this conversion.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

June 30, 2013

	Level 1	Level 2	Level 3	Total
Liability
Convertible debentures conversion derivative liability	$-	$-	$(1,850,000)	$(1,850,000)
Total liability, at fair value	$-	$-	$(1,850,000)	$(1,850,000)

December 31, 2012

	Level 1	Level 2	Level 3	Total
Liability
Convertible debentures conversion derivative liability	$-	$-	$(1,680,000)	$(1,680,000)
Total liability, at fair value	$-	$-	$(1,680,000)	$(1,680,000)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of June 30, 2013:

Beginning balance, December 31, 2012	$(1,680,000)
Convertible debentures conversion derivative gain/ loss	(30,000)
Additions to derivative liability from Supplemental Debenture	(140,000)
Ending balance, June 30, 2013	$(1,850,000)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ending June 30, 2013 or 2012.

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

In April 2013, Hexagon agreed to amend all three loan agreements to extended the maturity date to May 16, 2014, reduce the annualized interest rate to 10% from 15% beginning retroactively with March 2013, decrease our minimum monthly payment under the term loans to $0.23 and allow us to make interest-only payments for March, April, May, and June. In consideration for the extended maturity date, reduced interest rate, and reduced minimum loan payment, we provided Hexagon an additional security interest in 15,000 acres of our undeveloped acreage.

The Company is subject to certain non-financial covenants with respect to the Hexagon loan agreements.  As of June 30, 2013, the Company was in compliance with all covenants under the facilities.

As of June 30, 2013, the total amount outstanding on the three loan agreements is $19.29 million, all of which is classified as current.

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of the Debentures, secured by mortgages on several of our properties.  Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest at an annualized rate of 8% is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or, at the Company's option, in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date.  The Company can redeem some or all of the Debentures at any time.  The redemption price is 115% of principal plus accrued interest.  If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the remaining interest through the 18 month anniversary of the original issue date of the Debentures, payable in common stock. T.R. Winston & Company LLC (“TR Winston”) acted as placement agent for the private placement and received $0.40 million of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $0.40 million over the life of the loan as deferred financing costs.  The Company amortized $0.05 million of deferred financing costs into interest expense during the six months ended June 30, 2013, and has $0.09 million of deferred financing cost to be amortized through May 2014.

In December 2011, the Company agreed to amend the Debentures to lower the conversion price to $4.25 from $9.40 per share. This amendment was an inducement consideration to the Debenture holders for their agreement to release a mortgage on certain properties so the properties could be sold. The sale of these properties was effective December 31, 2011, and a final closing occurred during first quarter of 2012.

On March 19, 2012, the Company entered into agreements with some of its existing Debenture holders to issue up to $5.0 million in additional debentures (the “Supplemental Debentures”).  Under the terms of the Supplemental Debenture agreements, proceeds derived from the issuance of Supplemental Debentures were used principally for the development of certain of the Company's proved undeveloped properties and other undeveloped acreage currently targeted by the Company for exploration, as well as for other general corporate purposes. Any new producing properties developed from the proceeds of Supplemental Debentures are to be pledged as collateral under a mortgage to secure future payment of the Debentures and Supplemental Debentures. All terms of the Supplemental Debentures are substantively identical to the Debentures.  The Agreements also provided for the payment of additional consideration to the purchasers of Supplemental Debentures in the form of a proportionately reduced 5% carried working interest in any properties developed with the proceeds of the Supplemental Debenture offering.

Through July 2012, we received $3.04 million of proceeds from the issuance of Supplemental Debentures, which were used for the drilling and development of six new wells, resulting in a total investment of $3.69 million.  Five of these wells resulted in commercial production, and one well was plugged and abandoned.

In August 2012, the Company and holders of the Supplemental Debentures agreed to renegotiate the terms of the Supplemental Debenture offering.  These negotiations concluded with the issuance of an additional $1.96 million of Supplemental Debentures.  The August 2012 modifications to the Supplemental Debenture agreements increased the carried working interest from 5% to 10% and also provided for a one-year, proportionately reduced net profits interest of 15% in the properties developed with the proceeds of the Supplemental Debenture offering, as well as the next four properties to be drilled and developed by the Company.  In conjunction with commitments to additional Debentures in June 2013 (see below), the commitment to provide a 10% carried interest  and  a 15%  one year net profits interest related to the development of four future properties was modified to a 15% carried interest in such properties.

The Company has estimated the total value of consideration paid to Supplemental Debenture holders in the form of the modified net profits interest and carried working interest to be approximately $1.16 million, and recorded this amount as a debt discount to be amortized over the remaining life of the Supplemental Debentures.

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to June 30, 2013, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of June 30, 2013 and December 31, 2012 of $1.85 million and $1.68 million, respectively.  The portion of the derivative liability that is associated with the August 2012 Supplemental Debentures, in the approximate amount of $0.70 million has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures.

During the six months ended June 30, 2013 and 2012, the Company amortized $1.13 million and $0.85 million, respectively, of debt discounts.

On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to T.R. Winston & Company LLC for acting as a placement agent of the Supplemental Debentures.  The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs.  The Company amortized $0.03 million and $0.07 of deferred financing costs into interest expense during the three and six months ended June 30, 2013, and has $0.12 million of deferred financing costs to be amortized through May 2014.

In April 2013, the holders of the Debentures agreed to extend their maturity date to May 16, 2014.  In consideration for the extended maturity date the Company provided an additional security interest in 15,000 acres of our undeveloped acreage, as additional collateral for the Debentures.

In April 2013, we received approval from our existing secured debt and convertible debenture holders to issue up to $5.00 million of additional convertible debentures with terms substantially identical to our existing convertible debentures. In connection therewith, we also received a commitment of $1.50 million from one of our existing Convertible Debenture holders to purchase additional convertible debentures on or prior to July 15. 2013; $0.53 million of this commitment has been funded to date. As of June 30, 2013 we have entered into subscription agreements for the issuance of $1.38 million of such convertible debt, including the aforementioned $0.53 million related to the debt commitment received in April. Two officers of the Company participated in the additional convertible debentures for a combined total of $0.43 million. Of the $1.38 million committed, $1.16 million has been funded to date. The Company expects the remaining $1.02 million for which it has received commitments to be funded in the near future, and will take such actions as are necessary to secure such funding. In connection with the officers’ participation in the debenture offering, we entered into a letter agreement with the officers pursuant to which we and the officers agreed that in the event of an equity offering that triggers the anti-dilution provisions of the debentures, or if we elect to pay interest on the debentures with shares of our common stock rather than in cash, then the Conversion Price or Interest Conversion Rate, as the case may be, will not be lower than $1.55 per share without approval by our shareholders. The recent commitments were subject to certain yield enhancements, including a 25% carried interest in certain properties scheduled to be developed with the proceeds. The Company has estimated the total value of consideration paid to the Debenture holders in the form of the yield enhancement to be approximately $0.27 million, and recorded this amount as a debt discount to be amortized over the remaining life of the Debentures.

The funds associated with the initial issuance of debentures will be used by the Company for the drilling and development of certain properties, and, to a lessor extent, for general corporate purposes. As of June 30, 2013, all of the Convertible Debentures are considered current. The additional debentures have increased the debt discount by $0.14 million which is amortized over the life of the debt.  As of June 30, 2013, the Company amortized $.01 million.

As of June 30, 2013 and December 31, 2012, the convertible debt is recorded as follows:

	As of June 30, 2013	As of December 31, 2012
Convertible debentures	$14,779,902	$13,400,000
Debt discount	(2,381,699)	(3,099,639)
Total convertible debentures, net	$12,398,203	$10,300,361

Annual debt maturities as of June 30, 2013 are as follows:

Year 1	$34,071,849
Thereafter	-
Total	$34,071,849

Failure to make periodic interest payments due under the Debentures (including the Supplemental Debentures) may result in acceleration of all principal and interest then outstanding under the Debentures, and may entitle the holders of the Debentures to exercise their rights to foreclose under the mortgages securing the Debentures. In addition, failure to make the required monthly payments under our term loans could result in immediate acceleration of both the term loans and the Debentures

Interest Expense

For the six months ended June 30, 2013 and 2012, the Company incurred interest expense of approximately $3.31 million and $4.17 million, respectively, of which approximately $2.05 million and $2.60 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At June 30, 2013, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of June 30, 2013 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Parker v. Tracinda Corporation, Denver District Court, Case No. 2011CV561.  In November 2012, the Company filed a motion to intervene in garnishment proceedings involving Roger Parker, the Company’s former Chief Executive Officer and Chairman.  The Defendant has served various writs of garnishment on the Company to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested, restricted stock.  The Company has asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to the Company.  As a result of bankruptcy proceedings filed by Mr. Parker, the garnishment proceedings have been stayed with respect to the Denver District Court case.  At this stage, we cannot express an opinion as to the probable outcome of this matter.

In re Roger A. Parker: Tracinda Corp. v. Recovery Energy, Inc. and Roger A. Parker, United States Bankruptcy Court for the District of Colorado, Case No. 13-10897-EEB. On June 10, 2013, Tracinda Corp. (“Tracinda”) filed a complaint (Adversary No. 13-011301 EEB) against the Company and Roger Parker in connection with the personal bankruptcy proceedings of Roger Parker, alleging that the Company improperly failed to remit to Tracinda certain property in connection with a writs of garnishment issued by the Denver District Court (discussed above). The Company filed an answer to this complaint on July 10, 2013.

NOTE 10 - SHAREHOLDERS’ EQUITY

Common Stock

As of June 30, 2013, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 19,034,819 shares of common stock were issued and outstanding.  No preferred shares were issued or outstanding.

During the six months ended June 30, 2013, the Company issued 411,212 shares of common stock as restricted stock grants to employees, board members, or consultants.

Investment Banking Agreement

In May 2013, the Company entered into a one-year, non-exclusive investment banking agreement with TR Winston. The agreement provides for initial compensation to TR Winston in the amount of 100,000 common shares, and 900,000 common stock purchase warrants. All warrants have a term of three years and a strike price of $4.25 per share. The investment banking agreement also provides for additional commissions and compensation in the event that TR Winston arranges a successful equity or debt financing during the term of the agreement. The 900,000 warrants are valued at $0.38 million and the 100,000 common shares are valued at $0.16 million. Both equity instruments are classified as a prepaid asset and amortized over the life of the agreement. During the three month and six month periods ended June 30, 2013, $0.03 million was included in general and administrative expense as amortization of the value of these grants.

Convertible Debenture Interest

In February 2013, the Company issued 129,202 shares for payment of quarterly interest expense on the convertible debentures valued at $0.27 million.  Through June 30, 2013, additional interest expense in that amount of $0.28 million was accrued as a liability.  This liability was satisfied in August 2013 via the issuance of 162,283 shares of common stock.  The issuance of this common stock had been delayed, pending the effectiveness of a registration statement on Form S-1, which became effective on July 25, 2013.

Warrants

A summary of warrant activity for the six months ended June 30, 2013 is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2012	5,638,900	$7.04
Granted	1,118,750	4.25
Exercised, forfeited, or expired	(108,737)	(6.00)
Outstanding at June 30, 2013	6,648,913	$6.59

In January 2013, the Company entered into two separate consulting agreements, one with a financial advisory firm and one with a public relations company.  Each agreement provided for the issuance by the Company of 200,000 warrants for a total of 400,000 warrants, with an exercise of $4.25 and a total valuation of $0.30 million. The shares vested 25% on March 31, 2013 and will vest 25% for each quarter thereafter. The Company is valuing the warrants each quarter based on their vesting schedule, and including the amount associated with such vesting warrants as an expense in the period of vesting.

The aggregate intrinsic value associated with outstanding warrants as of June 30, 2013 and December 31, 2012 was $0, as the strike price of all warrants exceeded the market price for common stock, based on the Company’s closing common stock price of $1.57 and $1.99, respectively.  The weighted average remaining contract life as of June 30, 2013 was 2.06 years, and 2.43 years as of December 31, 2012.

NOTE 11 - SHARE BASED COMPENSATION

The costs of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the six months ended June 30, 2013, the Company granted 411,212 shares of restricted common stock to employees and directors, including 129,962 during the three months ended June 30, 2013, and 600,000 stock options to employees.

A summary of restricted stock grant activity for the six months ended June 30, 2013 is presented below:

Shares
Balance outstanding at December 31, 2012	1,730,710
Granted	411,212
Vested	(198,718)
Expired/ cancelled	(8,333)
Balance outstanding at March 31, 2013	1,934,871

Total unrecognized compensation cost related to unvested stock grants was approximately $0.49 million as of June 30, 2013.  The cost at June 30, 2013 is expected to be recognized over a weighted-average service period of 3 years.

Other Compensation

We sponsor a 401(k) savings plan. All regular full-time employees are eligible to participate. We make contributions to match employee contributions up to 5% of compensation deferred into the plan. The Company made cash contributions of $0.02 million for the six months ended June 30, 2013.

Stock Options

A summary of stock options activity for the six months ended June 30, 2013 is presented below:

Stock Options
Outstanding at December 31, 2012	-
Granted	600,000
Exercised, forfeited, or expired	-
Outstanding at June 30, 2013	600,000

In June 2013, the Company entered into employment agreements with the CEO and the President/CFO for non-cash compensation which consist of each individual receiving 300,000 stock options of which 100,000 vested immediately and 200,000 vests over the next 2 years, subject to approval by the Company’s shareholders. The options have a five year life and an exercise price of $1.60.  The 600,000 stock options are valued of $0.52 million at date of grant. During the six months ended June 30, 2013, the Company recognized $0.18 as non-cash compensation expense and $0.34 million is to be amortized over the remaining 2 years.

These employment contracts also provide that some or all of the salaries of these individuals may be paid via the issuance of up to 93,750 shares of common stock in 2014 for each executive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 2012.

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

Financial Condition and Liquidity

Since our inception, we have incurred a cumulative net loss of approximately $111.51 million.  As of June 30, 2013, we have negative working capital of $33.92 million and current liabilities of $36.40 million.

Information about our financial position is presented in the following table:

	June 30, 2013	December 31, 2012
Financial Position Summary
Cash and cash equivalents	$629,907	$970,035
Working capital	$(33,921,848)	$(1,041,491)
Balance outstanding on term loans and convertible debentures	$34,071,849	$32,736,341
Shareholders’ equity	$8,273,643	$12,082,212

During the six months ended June 30, 2013, our working capital decreased to negative $33.92 million compared to negative working capital of $1.04 million at December 31, 2012. This lower level of working capital is primarily the result of classifying the term loans and the convertible debentures as current liabilities and cash used in operations and investing activities that exceeded cash provided by financing activities. In view of the maturity of our secured indebtedness in May 2014, we will be required to complete one or more capital-raising transactions, such as a sale of assets, an offering of our securities, or a refinancing transaction with terms more favorable to us, before our secured debt and our convertible debentures matures. If we default under any of these instruments, our lenders will be entitled to exercise their rights to foreclose on the properties held as security for the term loans and the debentures, and may be entitled to collect any amounts remaining under the loans and debentures that are not satisfied through sale of such properties. Principally as a result of the current maturity date of these debts, we currently do not have enough working capital to cover our current liabilities.

We have a history of sustained losses and cash used by operating activities, including losses of $5.29 million for the six months ended June 30, 2013, $2.85 million for the three months ended June 30, 2013, and $37.7 million for the year ended 2012, and cash used by operating activities of $1.26 million for the six months ended June 30, 2013 and $1.27 million for the six months ended June 30, 2012. We currently have $19.29 million outstanding under our term loans and $14.78 million outstanding under our convertible debentures. Both the term note and the convertible debenture are considered current on our balance sheet and mature May 16, 2014.

In addition to the above, we will require additional capital to fund our capital budget for the remainder of 2013, to help fund our ongoing overhead, to provide for payment of minimum interest and principal payments required by our term loans, and to provide additional capital to generally improve our working capital position.

In April 2013, we received approval from our existing secured debt and convertible debenture holders to issue up to $5.00 million of additional convertible debentures with terms substantially identical to our existing convertible debentures.  In connection therewith, we also received a commitment of $1.50 million from one of our existing Convertible Debenture holders to purchase additional convertible debentures on or prior to July 15. 2013; $0.53 million of this commitment has been funded to date.  As of June 30, 2013 we have entered into subscription agreements for the issuance of $1.38 million of such convertible debt, including the aforementioned $0.53 million related to the debt commitment received in April.  Two officers of the Company participated in the additional convertible debentures for a combined total of $0.43 million.  Of the $1.38 million committed, $1.16 million has been funded to date. The Company expects the remaining $1.02 million for which it has received commitments to be funded in the near future, and will take such actions as are necessary to secure such funding. In connection with the officers’ participation in the debenture offering, we entered into a letter agreement with the officers pursuant to which we and the officers agreed that in the event of an equity offering that triggers the anti-dilution provisions of the debentures, or if we elect to pay interest on the debentures with shares of our common stock rather than in cash, then the Conversion Price or Interest Conversion Rate, as the case may be, will not be lower than $1.55 per share without approval by our shareholders. The recent commitments were subject to certain yield enhancements, including a 25% carried interest in certain properties scheduled to be developed with the proceeds.

We intend to seek completion of the remainder of the $5.00 million offering of additional debt that was approved in April.  Proceeds from the issuance of this convertible debt has and will be dedicated principally toward the development of certain specific properties, and to a lesser extent, general corporate purposes.  However, there is no assurance that we will be successful in securing additional convertible debenture funding beyond those firm commitments that we have already received.

We will also require additional funding for those purposes described above.  We anticipate that such additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain assets and by the development of certain of our undeveloped properties via arrangements with joint venture partners. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of our 2013 capital budget.  There is no assurance that any such funding will be available to us.

Pursuant to our credit agreements with Hexagon, a substantial portion of our monthly net revenues derived from our producing properties is required to be used for debt and interest payments.  In addition, our debt instruments contain provisions that, absent consent of Hexagon, may restrict our ability to raise additional capital.

In April 2013, we entered into amendments to both our term loan agreements with Hexagon and our convertible debentures to extend the maturity dates of these debts to May 16, 2014.  In addition, the amendments to our term loans also provided for the reduction of the interest rate from 15% to 10% effective March 1, 2013; the payment of interest only for the months of March through June, 2013; a reduction in the minimum monthly payments of principal and interest thereafter from $0.33 million per month to $0.23 million and forbearance by the secured lender from exercising its rights under the term loan credit agreements for any breach that may have occurred prior to the amendment.

In consideration for the extended maturity date of both loans and the reduced interest rate and minimum loan payment under the secured term loans, we provided to each of Hexagon and the holders of our debentures an additional security interest in 15,000 acres (or 30,000 acres in aggregate) of our undeveloped acreage.  In addition, we are required under the amendment to use our reasonable best efforts to pursue certain transactions to improve our financial condition, including the possible sales of certain of our assets, an equity offering or similar capital-raising transaction, one or more joint venture development agreements, and an engineering study of certain of our producing properties to ascertain possible operations to enhance production from those properties. Pursuant to the debenture amendment, we and the debenture holders have agreed to waive any breach under the debentures that may have occurred prior to the date of the amendment.

Cash Flows

Cash used in operating activities during the six months ended June 30, 2013 was $1.26 million.  This use of cash, coupled with the cash used in investing activities, exceeded cash provided by financing activities by $0.34 million, and resulted in a corresponding decrease in cash.  This net use of cash coupled with both the term loans and convertible debentures becoming current contributed to a $32.88 million decrease in working capital as of June 30, 2013, compared to working capital as of December 31, 2012.

The following table compares cash flow items during the six months ended June 30, 2013 to June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$(1,256,858)	$(1,270,981)
Investing activities	(200,814)	(3,013,126)
Financing activities	1,117,544	2,043,566
Net change in cash	$(340,128)	$(2,240,541)

During the six months ended June 30, 2013, net cash used in operating activities was $1.26 million, compared to $1.27 million during the six months ended June 30, 2012, a decrease of $0.01 million or 1%.  The primary changes in operating cash during the six months ended June 30, 2013 were $5.29 million of net loss, adjusted for non-cash charges of $1.33 million of depreciation, depletion, amortization and accretion expenses, $1.13 million of debt discount, $0.35 million of amortization of deferred financing costs and issuance of stock for convertible debentures interest, $0.80 million for issuance of stock for services and compensation, a non-cash change in fair value of convertible debentures conversion option of $0.03 million, and $0.36 million in accounts receivable, which was offset by $0.29 million of cash used for accounts payable and other accrued expenses and $0.04 million for cash used for other assets.

During the six months ended June 30, 2013, net cash used in investing activities was $0.20 million, compared to net cash provided by investing activity of $3.01 million during the six months ended June 30, 2012, a decrease of $2.81 million or 93%. The primary changes in investing cash during the six months ended June 30, 2013 were an increase in cash of $0.64 million related to our sale of oil and gas properties which was offset by a decrease in cash of $0.02 additions to office equipment, $0.09 million of drilling expenditures, and $0.73 million additions to oil and gas properties.

During the six months ended June 30, 2013, net cash provided in financing activities was $1.12 million, compared to net cash provided by financing activities of $2.04 million during the six months ended June 30, 2012, a decrease of $0.92 million, or 45%.  The changes in financing cash during the six months ended June 30, 2013 were primarily due to proceeds from debt issuance of $1.16 million which was offset by net repayments of debt of $0.04 million.

In April 2013, we received approval from our existing secured debt and convertible debenture holders to issue up to $5.00 million of additional convertible debentures with terms substantially identical to our existing convertible debentures.  In connection therewith, we also received a commitment of $1.50 million from one of our existing Convertible Debenture holders to purchase additional convertible debentures on or prior to July 15. 2013; $0.53 million of this commitment has been funded to date.  As of June 30, 2013 we have entered into subscription agreements for the issuance of $1.38 million of such convertible debt, including the aforementioned $0.53 million related to the debt commitment received in April.  Two officers of the Company participated in the additional convertible debentures for a combined total of $0.43 million.  Of the $1.38 million committed, $1.16 million has been funded to date. The Company expects the remaining $1.02 million for which it has received commitments to be funded in the near future, and will take such actions as are necessary to secure such funding. In connection with the officers’ participation in the debenture offering, we entered into a letter agreement with the officers pursuant to which we and the officers agreed that in the event of an equity offering that triggers the anti-dilution provisions of the debentures, or if we elect to pay interest on the debentures with shares of our common stock rather than in cash, then the Conversion Price or Interest Conversion Rate, as the case may be, will not be lower than $1.55 per share without approval by our shareholders. The recent commitments were subject to certain yield enhancements, including a 25% carried interest in certain properties scheduled to be developed with the proceeds.

Under the terms of our term loan agreements, we are prohibited from incurring any additional debt from third parties without prior consent from Hexagon.  Our ability to obtain additional working capital through bank lines of credit and project financing would likely be subject to the repayment of the approximately $19.29 million debt related to our primary credit facility.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, among other things, our stock price will be materially adversely affected.

Capital Resources

Funding any additional development of our properties in 2013, and refinancing the Hexagon loans and Debentures prior to their maturity in May 2014, are subject to securing sufficient capital.  We are aggressively exploring a number of capital raising transactions aimed at improving our liquidity position in the long and short term, including asset sales, joint ventures and similar industry partnerships, asset monetization transactions, possible equity transactions, and other potential refinancing transactions with terms more favorable to us than those under the term loans and debentures. We cannot offer assurances that any of these activities will be successful.

Currently, the majority of our cash flows from operations are applied to the payment of principal and interest of our loans.  Due to the Company’s continuing operating losses and capital expenditures, our liquidity and working capital have deteriorated.  We will seek additional capital to refinance our debts, partially fund our operations,  and  fund  our 2013 capital budget.  We will also require substantial additional capital in order to fully test, develop and evaluate our 118,000 net undeveloped acres.  We expect to obtain this capital through a variety of sources, including, but not limited to, future  debt and equity financings and potentially from future joint venture partners.  Unless we are successful in competing a substantial debt and/or equity financing or other similar transaction, or in restructuring our existing indebtedness, in the near term, we will be required to sell certain assets in order to meet obligations as they arise.  We cannot provide assurance that we will secure a major financing, nor can we predict the terms of any future potential financing transactions.

We cannot give assurances that our working capital on hand, our cash flow from operations or any available borrowings, equity offerings or other financings, or asset sales will be sufficient to fund our operations, refinance our debts or finance any additional 2013 capital expenditures.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The following table compares operating data for the three months ended June 30, 2013 to June 30, 2012:

	2013	2012
Revenue
Oil sales	$1,189,005	$1,362,566
Gas sales	38,805	98,725
Operating fees	42,019	45,676
Realized gain on commodity price derivatives	-	73,301
Unrealized gains on commodity price derivatives	-	680,000
Total revenues	1,269,829	2,260,268

Costs and expenses
Production costs	255,454	268,315
Production taxes	162,045	169,639
General and administrative	1,367,976	1,561,800
Depreciation, depletion and amortization	651,175	843,999
Total costs and expenses	2,436,650	2,843,753

Loss from operations	(1,166,821)	(583,485)

Other income (expense)	141	(1,123)
Conversion note derivative gain	(10,000)	(190,163)
Interest expense	(1,669,519)	(2,038,082)

Net Loss	$(2,846,199)	$(2,812,853)

Total revenues

Total revenues were $1.27 million for the three months ended June 30, 2013, compared to $2.26 million for the three months ended June 30 2012, a decrease of $0.99 million, or 44%. The decrease in revenues was due primarily to a decrease in production volumes and a decrease in realized and unrealized gains on commodity price derivatives. During the three months ended June 2013 and 2012, production amounts were 16,144 and 20,858 BOE, respectively, a decrease of 4,714 BOE, or 22.6%. Declines in production are primarily attributable to natural production declines related to mature producing properties, and also to one of the Company’s gas properties that was experiencing production difficulties during most of the quarter. The effect of this production decrease was partially offset by an increase in overall average price per BOE to $76.05 in 2013 from $73.57 in 2012, an increase of $2.48 or 3%.

Revenue in 2012 also included both realized gains on commodity derivatives of $0.07 million and unrealized gains on commodity price derivatives of $0.68 million for which there were no comparable amounts in 2013.

The following table shows a comparison of production volumes and average prices:

	For the Three Months Ended June 30,
	2013	2012
Product
Oil (Bbl.)	13,617	18,241
Oil (Bbls)-average price (1)	$87.32	$74.70

Natural Gas (MCF)-volume	12,697	10,681
Natural Gas Liquids (NGL) – BOE	411	837
Natural Gas (MCF)-average price (2)	$2.96	$6.29

Barrels of oil equivalent (BOE)	16,144	20,858
Average daily net production (BOE)	177	229
Average Price per BOE (1)	$76.05	$73.57

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$76.05	$73.57

Production costs per BOE	15.82	12.86
Production taxes per BOE	10.04	8.13
Depreciation, depletion, and amortization per BOE	40.34	40.46
Total operating costs per BOE	$66.20	$61.45

Gross margin per BOE	$9.85	$12.12

Gross margin percentage	12.95%	16.47%

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

We did not have any commodity price derivatives in place during the three months ended June 30, 2013, and therefore recorded no realized or unrealized gain on commodity price derivatives during the quarter, compared to a net realized gain of $0.07 million an unrealized gain of $0.68 million during the three months ended June 30, 2012. We had no commodity price derivatives at June 30, 2013.

Production costs

Production costs were $0.26 million during the three months ended June 30, 2013, compared to $0.27 million for the three months ended June 30, 2012, a decrease of $0.01 million, or 4%. Decrease in production costs in 2013 was from a decrease of the number of work overs, property improvements, and onsite work on productive wells. Production costs per BOE increased to $15.82 for the three months ended June 30, 2013 from $12.86 in 2012, an increase of $2.96 per BOE, or 23%, primarily as a result of reduced volumes of BOE in 2013.

Production taxes

Production taxes were $0.16 million for the three months ended June 30, 2013, compared to $0.17 million for the three months ended June 30, 2012, a decrease of $0.01 million, or 6%.  Decrease in production taxes was from a decrease in production and product  mix per state.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county which production is derived.  Production taxes per BOE increased to $10.04 during the three months ended June 30, 2013 from $8.13 in 2012, an increase of $1.91 or 23%.

General and administrative

General and administrative expenses were $1.37 million during the three months ended June 30, 2013, compared to $1.56 million during the three months ended June 30, 2012, a decrease of $0.19 million, or 12%.  Non-cash general and administrative items for the three months ended June 30, 2013 were $0.64 million compared to $0.52 million during the three months ending June 30, 2012, an increase of $0.14 million, or 27%.  The increase in non-cash general and administrative expenses was due to an increase in non-cash compensation of $0.15 million and an increase in severance consulting expense of $0.07 million which was offset by a decrease in non-cash consulting expense of $0.11 million. Cash general and administrative expenses were $0.73 million during the three months ended June 30, 2013, compared to $1.03 million during the three months ended June 30, 2012, a decrease of $0.30 million, or 29%.  The decrease in cash general and administrative expenses was a result of reductions in staffing and other expenses, but partially offset by additional legal expenses and other professional service expenses.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $0.65 million during the three months ended June 30, 2013, compared to $0.84 million during the three months ended June 30, 2012, a decrease of $0.19 million, or 23%.  Decrease in depreciation, depletion, and amortization was from (i) a decrease in production amounts in 2013 from 2012, (ii) a decrease in the depletion base for the depletion calculation, offset by (iii) an increase in the depletion rate.  Production amounts decreased to 16,144 from 20,858 for the three months ended June 30, 2013 and 2012, respectively, a decrease of 4,714, or 23%. The decrease in depletion was based on a lower depletion base. Depreciation, depletion, and amortization per BOE decreased to $40.34 from $40.46, respectively, for the three months ended June 30, 2013 and 2012, a decrease of $0.12, or 1%.

Impairment of developed properties

There was no impairment of developed properties during the three months ended June 30, 2013 and June 30, 2012.

Interest Expense

For the three months ended June 30, 2013 and 2012, the Company incurred interest expense of approximately $1.67 million and $2.04 million, respectively, of which approximately $1.04 million and $1.31 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

Results of Operations

Six months ended June 30, 2013 compared to six ended June 30, 2012

The following table compares operating data for the six months ended June 30, 2013 to June 30, 2012:

	2013	2012
Revenue
Oil sales	$2,316,338	$2,910,329
Gas sales	145,202	228,401
Operating fees	90,522	89,509
Realized gain on commodity price derivatives	19,890	12,389
Unrealized gain on commodity price derivatives	-	575,609
Total revenues	2,571,952	3,816,237

Costs and expenses
Production costs	559,301	635,842
Production taxes	278,039	362,497
General and administrative	2,352,235	3,584,064
Depreciation, depletion and amortization	1,340,829	1,828,087
Impairment of developed properties	-	3,274,718.00
Total costs and expenses	4,530,404	9,685,208

Loss from operations	(1,958,452)	(5,868,971)

Other income	392	(705)
Conversion note derivative gain	(30,000)	100,000
Interest expense	(3,305,678)	(4,170,988)

Net Loss	$(5,293,738)	$(9,940,664)

Total revenues

Total revenues were $2.57 million for the six months ended June 30, 2013, compared to $3.82 million for the six months ended June 30 2012, a decrease of $1.25 million, or 33%.  The decrease in revenues was due primarily to a decrease in production volumes and a decrease in realized and unrealized gains on commodity price derivatives.  During the six months ended June 2013 and 2012, production amounts were 34,359 and 40,149 BOE, respectively, a decrease of 5,790 BOE, or 14%.   The revenue decrease was enhanced by a decrease in overall average price per BOE to $71.64 in 2013 from $78.49 in 2012, a decrease of $6.85 or 9%. The decrease in realized gains on commodity derivatives of $0.01 million and a decrease in unrealized gain on commodity price derivatives of $0.58 million for a total decrease of $0.57million.

The following table shows a comparison of production volumes and average prices:

	For the Six Months Ended June 30,
	2013	2012
Product
Oil (Bbl.)	27,075	34,368
Oil (Bbls)-average price (1)	$85.55	$84.60

Natural Gas (MCF)-volume	36,047	23,586
Natural Gas Liquids (NGL) – BOE	1.276	1,850
Natural Gas (MCF)-average price (2)	$3.89	$6.58

Barrels of oil equivalent (BOE)	34,359	40,149
Average daily net production (BOE)	190	221
Average Price per BOE (1)	$71.64	$78.49

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$71.64	$78.49

Production costs per BOE	16.28	15.84
Production taxes per BOE	8.09	9.03
Depreciation, depletion, and amortization per BOE	39.02	45.53
Total operating costs per BOE	$63.39	$70.40

Gross margin per BOE	$8.25	$8.09

Gross margin percentage	11.52%	10.31%

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

Commodity price derivative net realized gain was $0.02 million during the six months ended June 30, 2013, as compared to a realized gain of $0.01 million for the six months ended June 30, 2012, for an increase in realized gain of $0.01 million, or 200%. We also recorded no unrealized gain on commodity price derivatives for the six months ended June 30, 2013 compared to a gain of $0.58 million during the six months ended March 31, 2012, for a decrease of $0.58 million. The Company had no commodity price derivatives at June 30, 2013.

Production costs

Production costs were $0.56 million during the six months ended June 30, 2013, compared to $0.64 million for the six months ended June 30, 2012, a decrease of $0.08 million, or 13%.  Decrease in production costs in 2013 was from a decrease of the number of work overs, property improvements, and onsite work on productive wells.  Production costs per BOE increased to $16.28 for the six months ended June 30, 2013 from $15.84 in 2012, an increase of $0.44 per BOE, or 3%.

Production taxes

Production taxes were $0.28 million for the six months ended June 30, 2013, compared to $0.36 million for the six months ended June 30, 2012, a decrease of $0.08 million, or 22%.  Decrease in production taxes was from a decrease in production and product mix per state.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county which production is derived.  Production taxes per BOE decreased to $8.09 during the six months ended June 30, 2013 from $9.03 in 2012, a decrease of $0.94 or 10%.

General and administrative

General and administrative expenses were $2.35 million during the six months ended June 30, 2013, compared to $3.58 million during the six months ended June 30, 2012, a decrease of $1.23 million, or 34%.  Non-cash general and administrative items for the six months ended June 30, 2013 were $1.00 million compared to $1.20 million during the six months ending June 30, 2012, a decrease of $0.20 million, or 17%.  The decrease in non-cash general and administrative expenses was due to a decrease in non-cash consulting expense of $0.39 million which was offset by an increase in severance consulting expense of $0.18 million and an increase in non-cash employee and board compensation expense of $0.01 million. Cash general and administrative expenses were $1.35 million during the six months ended June 30, 2013, compared to $2.38 million during the six months ended June 30, 2012, a decrease of $1.03 million, or 43%.  The decrease in cash general and administrative expenses was primarily a result of a reduction of employee count.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $1.34 million during the six months ended June 30, 2013, compared to $1.83 million during the six months ended June 30, 2012, a decrease of $0.49 million, or 27%.  Decrease in depreciation, depletion, and amortization was from (i) a decrease in production amounts in 2013 from 2012, (ii) a decrease in the depletion base for the depletion calculation, offset by (iii) an increase in the depletion rate. Production amounts decreased to 34,359 from 40,149 for the six months ended June 30, 2013 and 2012, respectively, a decrease of 5,790, or 14%. The decrease in depletion was based on a lower depletion base. Depreciation, depletion, and amortization per BOE decreased to $39.02 from $45.53, respectively, for the six months ended June 30, 2013 and 2012, a decrease of $6.51, or 14%.

Impairment of developed properties

During the six months ended June 30, 2013, the Company did not have an impairment of developed properties. The Company recognized $3.27 million of impairment during the six months ended June 30, 2012.

Interest Expense

For the six months ended June 30, 2013 and 2012, the Company incurred interest expense of approximately $3.31 million and $4.17 million, respectively, of which approximately $2.05 million and $2.60 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

2013 Capital Budget

Our entire 2013 capital budget is subject to financing availability.  Through June 30, 2013, the Company has invested approximately $0.70 million in capital expenditures.  If adequate financing is obtained, we anticipate additional capital expenditures of up to $5.00 million during the remainder of 2013.  We anticipate that approximately 80% of this amount will be allocated toward the development of one of our unconventional prospects located in the Wattenberg Field within the DJ Basin that will target horizontal drilling and development of the Niobrara shale and Codell formations.  The remainder is anticipated to be directed principally toward the conventional development of certain lower risk offset wells to existing production.

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

Plan of Operations

Our plan of operations is to identify and develop oil and natural gas prospects from our existing inventory of undeveloped acreage. Subject to the securing of adequate financing, we anticipate the investment of substantial capital during the next few years to evaluate, assess and develop this inventory. Currently, our inventory of developed and undeveloped acreage includes approximately 12,000 net acres that are held by production, approximately 8,000 net acres that expire in 2013, 25,000 net acres, and 73,000 net acres that expire in the years 2014, 2015 and thereafter, respectively. Approximately 68% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at the option of the Company, via payment of varying, but typically nominal, extension amounts. However, due to our current liquidity issues, we may enter into one or more transactions to sell a significant number of leases, both developed and undeveloped to enable us to pay down our outstanding debt.

The business of oil and natural gas acquisition, exploration and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties.  As explained under “Financial Condition and Liquidity”, based on our present working capital and current rate of cash flow from operations, we will need to raise additional capital to refinance our secured and convertible debenture debts that mature May 2014, partially fund our overhead, and  fund our exploration and development budget.  We will seek additional capital through the sale of our securities, through debt and project financing, joint venture agreements with industry partners, and through sale of assets.  However, under the terms of our term loan agreements and debentures, we are prohibited from incurring any additional debt from third parties or selling any properties held as collateral under the term loans or debentures without prior consent from the lenders.  Thus our ability to obtain additional capital through new debt instruments, project financing and sale of assets may be subject to the repayment of our term loans and/or our debentures.

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

Obligations and Commitments

We have the following contractual obligations and commitments as of March 31, 2013 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	4-5 years	More than 5 years
Secured debt	$19,291	$19,291	$-	$-	$-
Interest on secured debt	1,929	1,929	-	-	-
Convertible debentures	14,779	14,779	-	-	-

Separation agreement with Roger Parker (1)	107	107	-	-	-
Interest on convertible debentures	1,182	1,182	-	-	-
Operating leases	45	45	-	-	-
Total contractual cash obligations	$37,333	$37,333	$-	$-	$-

(1)	Includes $96,300 salary, $4,767 employer taxes, $6,330 health, dental, and vision insurance, in accordance with Mr. Parker’s separation agreement dated November 15, 2012.

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

 Oil and Natural Gas Reserves

We follow the full cost method of accounting.  All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool.  Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, impairment would be recognized.  Under the SEC rules, we prepared our oil and gas reserve estimates as of June 30, 2013, using the average, first-day-of-the-month price during the 12-month period ending June 30, 2013.

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

We believe estimated reserve quantities and the related estimates of future net cash flows are the most important estimates made by an exploration and production company such as ours because they affect the perceived value of our company, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements, including the quarterly calculation of depletion, depreciation and impairment of our proved oil and natural gas properties.  Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine anticipated future cash inflows and future production and development costs by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each quarter to the estimated quantities of oil and natural gas remaining to be produced as of the end of that quarter. We reduce expected cash flows to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used.  For example, the standardized measure calculation requires us to apply a 10% discount rate.  Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and natural gas properties, we make considerable effort to estimate our reserves, including through the use of independent reserves engineering consultants. We expect that quarterly reserve estimates will change in the future as additional information becomes available or as oil and natural gas prices and operating and capital costs change.  We evaluate and estimate our oil and natural gas reserves as of June 30 and quarterly throughout the year.  For purposes of depletion, depreciation, and impairment, we adjust reserve quantities at all quarterly periods for the estimated impact of acquisitions and dispositions.  Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period in which the reserves or net cash flow estimate changes.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter-ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Parker v. Tracinda Corporation, Denver District Court, Case No. 2011CV561.  In November 2012, the Company filed a motion to intervene in garnishment proceedings involving Roger Parker, the Company’s former Chief Executive Officer and Chairman.  The Defendant has served various writs of garnishment on the Company to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested, restricted stock.  The Company has asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to the Company.  As a result of bankruptcy proceedings filed by Mr. Parker, the garnishment proceedings in Denver District Court have been stayed.  At this stage, we cannot express an opinion as to the probable outcome of this matter.

In re Roger A. Parker: Tracinda Corp. v. Recovery Energy, Inc. and Roger A. Parker, United States Bankruptcy Court for the District of Colorado, Case No. 13-10897-EEB. On June 10, 2013, Tracinda Corp. (“Tracinda”) filed a complaint (Adversary No. 13-011301 EEB) against the Company and Roger Parker in connection with the personal bankruptcy proceedings of Roger Parker, alleging that the Company improperly failed to remit to Tracinda certain property in connection with a writs of garnishment issued by the Denver District Court (discussed above). The Company filed an answer to this complaint on July 10, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On August 8, 2013, the Company entered into a letter agreement with the two officers of the Company who participated in the June 2013 offering of additional convertible debentures. Pursuant to the letter agreement, the Company and the officers agreed that in the event of an equity offering that triggers the anti-dilution provisions of the debentures, or if the Company elects to pay interest on the debentures with shares of Company common stock rather than in cash, then the Conversion Price or Interest Conversion Rate, as the case may be, will not be lower than $1.55 per share without approval by the Company’s shareholders.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Securities Purchase Agreement dated June 18, 2013.
10.2	Form of Convertible Debenture
10.3	Letter Agreement dated June 18, 2013 regarding 8% Senior Secured Debentures
10.4	Employment Agreement between the Company and A. Bradley Gabbard
10.5	Employment Agreement between the Company and W. Phillip Marcum
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Phillip Marcum	Chief Executive Officer and Chairman of the Board of Directors	August 15, 2013
W. Phillip Marcum	(Principal Executive Officer)

/s/ A. Bradley Gabbard	President, Chief Financial and Accounting Officer, Director	August 15, 2013
A. Bradley Gabbard	(Principal Financial Officer)

/s/ Eric Ulwelling	Principal Accounting Officer	August 15, 2013
Eric Ulwelling

/s/ Timothy N. Poster	Director	August 15, 2013
Timothy N. Poster

/s/ D. Kirk Edwards	Director	August 15, 2013
D. Kirk Edwards

/s/ Bruce B. White	Director	August 15, 2013
Bruce B. White

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Securities Purchase Agreement dated June 18, 2013.
10.2	Form of Convertible Debenture
10.3	Letter Agreement dated June 18, 2013 regarding 8% Senior Secured Debentures
10.4	Employment Agreement between the Company and A. Bradley Gabbard
10.5	Employment Agreement between the Company and W. Phillip Marcum
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002