Form 10-Q
period 2013-09-30
RECOVERY ENERGY, INC.
filed 2013-11-14
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of November 8, 2013: 19,477,337 shares of Common Stock.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

●	availability of capital on an economic basis, or at all, to fund our capital needs;
●	failure to meet requirements under our credit agreements or debentures, which could lead to foreclosure of significant assets;
●	inability to address our negative working capital position;
●	the inability of management to effectively implement our strategies and business plans;
●	potential default under our secured obligations or material debt agreements;
●	exploration, exploitation and development results;
●	estimated quantities and quality of oil and natural gas reserves;
●	fluctuations in the price of oil and natural gas, including reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
●	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;
●	the timing and amount of future production of oil and gas;
●	the completion, timing and success of our drilling activity;
●	lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;
●	declines in the values of our natural gas and oil properties resulting in write-downs;
●	inability to hire or retain sufficient qualified operating field personnel;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional (especially Rocky Mountain) economic conditions;
●	the strength and financial resources of our competitors;
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

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$353,934	$970,035
Restricted cash	584,746	671,382
Accounts receivable (net of allowance of $50,000 at September 30, 2013 and December 31, 2012, respectively)	482,115	934,591
Prepaid assets	351,542	13,458
Total current assets	1,772,337	2,589,466

Oil and gas properties (full cost method), at cost:
Developed properties	58,223,296	58,610,095
Undeveloped acreage, excluded from amortization	28,258,138	28,067,005
Wells in progress, excluded from amortization	180,153	193,515
Total oil and gas properties, at cost	86,661,587	86,870,615

Less accumulated depreciation, depletion, amortization, and impairment	(44,989,495)	(43,187,962)
Total oil and gas properties, net	41,672,092	43,682,653

Other assets:
Office equipment, net	95,006	90,630
Deferred financing costs, net	443,116	974,856
Restricted cash and deposits	215,541	215,435
Total other assets	753,663	1,280,921
Total assets	$44,198,092	$47,553,040

The accompanying notes are an integral part of these condensed consolidated financial statements

RECOVERY ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$771,275	$1,831,590
Commodity price derivative liability	40,955	-
Accrued expenses	1,684,030	1,411,016
Short term loans payable	18,967,191	388,351
Convertible notes payable, net of discount	13,128,936	-
Convertible notes conversion derivative liability	1,150,000	-
Total current liabilities	35,742,387	3,630,957

Long term liabilities:
Asset retirement obligation	1,028,831	911,546
Term loans payable	-	18,947,963
Convertible notes payable, net of discount	-	10,300,361
Convertible notes conversion derivative liability	-	1,680,000
Total long-term liabilities	1,028,831	31,839,870

Total liabilities	36,771,218	35,470,827

Commitments and contingencies – Notes 2, 8 and 9

Shareholders’ equity:
Preferred stock, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value:100,000,000 shares authorized; 19,477,337 and 18,394,401 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,948	1,839
Additional paid in capital	120,836,115	118,296,679
Accumulated deficit	(113,411,189)	(106,216,305)
Total shareholders' equity	7,426,874	12,082,213
Total liabilities and shareholders’ equity	$44,198,092	$47,553,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Oil sales	$1,003,745	$1,775,383	$3,320,083	$4,685,713
Gas sales	82,651	168,897	227,853	397,298
Operating fees	28,331	42,853	118,853	132,362
Realized gain (loss) on commodity price derivatives	(43,551)	37,341	(23,661)	49,729
Unrealized gain (loss) on commodity price derivatives	(20,000)	(130,000)	(20,000)	445,609
Total revenues	1,051,176	1,894,474	3,623,128	5,710,711

Costs and expenses
Production costs	318,322	397,793	877,623	1,033,635
Production taxes	102,919	198,781	380,958	561,278
General and administrative	1,207,123	1,515,868	3,559,358	5,099,932
Depreciation, depletion and amortization	539,079	1,069,068	1,879,908	2,897,156
Impairment of evaluated properties	-	-	-	3,274,718
Total costs and expenses	2,167,443	3,181,510	6,697,847	12,866,719

Loss from operations	(1,116,267)	(1,287,036)	(3,074,719)	(7,156,008)

Other income (expense)	143	333	535	(372)
Convertible notes conversion derivative gain (loss)	700,000	600,000	670,000	700,000
Interest expense	(1,485,022)	(2,149,931)	(4,790,700)	(6,320,919)

Net loss	$(1,901,146)	$(2,836,634)	$(7,194,884)	$(12,777,299)
Net loss per common share Basic and diluted	$(0.09)	$(0.16)	$(0.38)	$(0.72)
Weighted average shares outstanding: Basic and diluted	19,254,329	17,833,466	18,786,598	17,732,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECOVERY ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(7,194,884)	$(12,777,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment provision, developed leases	-	3,274,718
Common stock issued for convertible note interest	830,660	686,934
Common stock for services and compensation	1,293,315	1,773,658
Changes in the fair value of commodity price derivatives	20,000	(445,609)
Amortization of deferred financing costs	531,739	1,504,751
Change in fair value of convertible notes conversion derivative	(670,000)	(700,000)
Accretion of debt discount	1,809,175	1,651,772
Depreciation, depletion, amortization and accretion of asset retirement obligation	1,873,002	2,897,156
Changes in operating assets and liabilities:
Accounts receivable	452,476	(433,567)
Restricted cash	86,636	(17,453)
Other assets	77,486	(21,294)
Accounts payable and other accrued expenses	(667,912)	(140,846)
Net cash used in operating activities	(1,558,307)	(2,747,079)

Cash flows from investing activities:
Sale of oil and gas properties	640,000	1,443,852
Additions to oil and gas properties	(303,814)	(436,023)
Drilling capital expenditures	(429,678)	(4,278,785)
Other investing activities	(25,081)	(3,112)
Net cash used in investing activities	(118,573)	(3,274,068)

Cash flows from financing activities:

Proceeds from issuance of debt	1,429,902	5,000,000
Repayment of debt	(369,123)	(988,299)
Net cash provided by financing activities	1,060,779	4,011,701

Change in cash and cash equivalents	(616,101)	(2,009,446)
Cash and cash equivalents at beginning of period	970,035	2,707,722

Cash and cash equivalents at end of period	$353,934	$698,276

The accompanying notes are an integral part of these condensed consolidated financial statements

RECOVERY ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 1 – ORGANIZATION

Recovery Energy, Inc. (“Recovery”, “Recovery Energy”, “we”, “our”, and the “Company”) is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 112,000 net acres.  Recovery drills for, operates and produces oil and natural gas through the Company’s land holdings located in Wyoming, Colorado, and Nebraska. On November 13, 2013, the shareholders of the company approved a change in the Company’s name to Lilis Energy, Inc.

All references to production, sales volumes and reserves quantities are net to our interest unless otherwise indicated.

NOTE 2 – LIQUIDITY

We currently have $18.97 million outstanding under our term loans with Hexagon, LLC (“Hexagon”) and $14.83 million outstanding under our 8% Senior Secured Convertible Debentures. Both the term loans and the convertible debentures are considered current on our balance sheet and mature May 16, 2014.

We have a history of sustained losses and cash used by operating activities, including losses of $7.19 million for the nine months ended September 30, 2013, $1.90 million for the three months ended September 30, 2013, and $37.7 million for the year ended 2012, and cash used by operating activities of $1.56 million for the nine months ended September 30, 2013 and $2.75 million for the nine months ended September 30, 2012.  In addition, as of September 30, 2013 we had a net working capital deficit of $33.97 million, which includes the current classification effect of both our term loans and our convertible debentures, all of which mature on May 16, 2014.

In order to continue as a going concern beyond May 16, 2014, the Company will need to secure refinancing of these debts, sell assets to repay these debts, or otherwise negotiate terms with Hexagon and holders of its convertible debentures to extend the maturity of such indebtedness. Principally as a result of the current maturity date of these debts, the Company currently does not have enough working capital to cover its current liabilities.

In addition to the above, the Company will require additional capital to fund its capital budget plans, to help fund its ongoing overhead, to provide for payment of minimum interest and principal payments required by term loans, and to provide additional capital to generally improve its working capital position.

In April 2013, we received approval from our existing secured debt and convertible debenture holders to issue up to $5.00 million of additional convertible debentures with terms substantially identical to our existing convertible debentures.   As of November 8, 2013 we have issued $2.2 million of such convertible debt.  Two officers of the Company participated in the additional convertible debentures for a combined total of $0.43 million.  Proceeds from the issuance of this convertible debt have been used toward the development of certain specific properties, and to a lesser extent, general corporate purposes.  The recent commitments were subject to certain yield enhancements, including a 25% carried interest in certain properties scheduled to be developed with the proceeds.

The Company may, but is not obligated to, seek completion of the remainder of the $5.00 million offering of additional debt that was approved in April 2013.   However, there is no assurance that the Company will be successful in securing additional convertible debenture funding.

The Company will require additional funding for those purposes described above.  We anticipate that such additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain assets and by the development of certain of our undeveloped properties via arrangements with joint venture partners. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of capital budget.  There is no assurance that any such funding will be available to the Company.

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

Reclassification

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the September 30, 2013 consolidated financial statement presentation.  Such reclassifications had no effect on net income.

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

The Company did not recognize impairment charges for the nine months ended September 30, 2013 compared to an impairment of $3.27 million for the nine months ended September 30, 2012.

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

In June 2013, the Company purchased a 50% interest in approximately 1,200 contiguous gross acres in Laramie County, Wyoming, in an area considered strategic by the Company.  This tract included two existing wells, one of which has now been recompleted. The costs associated with the purchase and recompletion was transferred out of wells in progress in September 2013. The Company transferred $0.30 million into undeveloped acreage and $0.43 million into oil and gas properties.  As of September 30, 2013, the Company has $0.18 million in wells in progress compared to $0.19 million in wells in progress as of December 31, 2012.

Loss per Common Share

Earnings (losses) per share are computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (losses) per share are computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities, such as conversion derivatives and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  As of September 30, 2013, a total of 6,648,913 and 3,489,389, respectively, of shares underlying warrants and convertible debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

 Recent Accounting Pronouncements

Various accounting standards updates are issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – OIL AND GAS PROPERTIES

In June 2013, the Company purchased a 50% working interest in a section in Laramie County, Wyoming for $0.60 million with an additional $0.13 million as additions to the well equipment and intangible equipment. The purchase was classified as $0.30 million into undeveloped acreage and $0.43 million into oil and gas properties.

In February 2013, the Company completed the sale of certain oil and gas properties for $0.64 million.

NOTE 5 – WELLS IN PROGRESS

As of September 30, 2013, the Company has $0.18 million in wells in progress compared to $0.19 million included in wells in progress as of December 31, 2012.

NOTE 6 - FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of September 30, 2013, the Company maintained an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel.

The amounts of gains and losses recognized as a result of our derivative financial instruments were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Realized gains (losses) on commodity price derivatives	$(43,551)	$37,341	$(23,661)	$49,729
Unrealized gains (losses) on commodity price derivatives	$(20,000)	$(130,000)	$(20,000)	$445,609

Realized gains and losses are recorded  as individual swaps mature and settle.  These gains and losses are recorded as income or expenses in the periods during which applicable contracts settle.  Swaps which are unsettled as of a balance sheet date are carried at fair market value, either as an asset or liability (See Note 7 - Fair Value of Financial Instruments).  Unrealized gains and losses result from mark-to-market changes in the fair value of these derivatives between balance sheet dates.

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

Convertible Debentures Payable Conversion Feature

In February 2011, the Company issued in a private placement $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (“Debentures”) with a group of accredited investors.  During the year ended December 31, 2012, the Company issued an additional $5.00 million of Debentures, resulting in a total of $13.40 million of Debentures outstanding as of December 31, 2012.  Through September 30, 2013, the Company issued an additional $1.43 million of supplemental convertible debentures. As of September 30, 2013, the Debentures are convertible at any time at the holders’ option into shares of our common stock at $4.25 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount.  The Company engaged a third party to complete a valuation of this conversion liability.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

September 30, 2013

	Level 1	Level 2	Level 3	Total
Liability
Commodity price derivative liability	$-	$(40,995)	$-	$(40,995)
Convertible debentures conversion derivative liability	$-	$-	$(1,150,000)	$(1,150,000)
Total liability, at fair value	$-	$(40,995)	$(1,150,000)	$(1,190,995)

December 31, 2012

	Level 1	Level 2	Level 3	Total
Liability
Convertible debentures conversion derivative liability	$-	$-	$(1,680,000)	$(1,680,000)
Total liability, at fair value	$-	$-	$(1,680,000)	$(1,680,000)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of September 30, 2013:

Beginning balance, December 31, 2012	$(1,680,000)
Convertible debentures conversion derivative gain/ loss	670,000
Additions to derivative liability due to issuance of additional debentures	(140,000)
Ending balance, September 30, 2013	$(1,150,000)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ending September 30, 2013 or 2012.

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

The Company is subject to certain non-financial covenants with respect to the Hexagon loan agreements.  As of September 30, 2013, the Company was in compliance with all covenants under the facilities.

As of September 30, 2013, the total amount outstanding on the three loan agreements is $18.97 million, all of which is classified as current.

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of the Debentures, secured by mortgages on several of our properties.  Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest at an annualized rate of 8% is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or, at the Company's option, in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date.  The Company can redeem some or all of the Debentures at any time.  The redemption price is 115% of principal plus accrued interest.  If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the interest accruable through the 18 month anniversary of the original issue date of the Debenture less the amount of any interest paid on the portion of the Debenture being redeemed prior to the optional redemption date, payable in common stock. T.R. Winston & Company LLC (“TR Winston”) acted as placement agent for the private placement and received $0.40 million of Debentures equal to 5% of the gross proceeds from the sale.  The Company is amortizing the $0.40 million over the life of the loan as deferred financing costs.  The Company amortized $0.08 million of deferred financing costs into interest expense during the nine months ended September 30, 2013, and has $0.06 million of deferred financing cost to be amortized through May 2014.

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

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to September 30, 2013, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of September 30, 2013 and December 31, 2012 of $1.15 million and $1.68 million, respectively.  The portion of the derivative liability that is associated with the August 2012 Supplemental Debentures, in the approximate amount of $0.70 million has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures.

During the nine months ended September 30, 2013 and 2012, the Company amortized $1.81 million and $1.65 million, respectively, of debt discounts.

On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to T.R. Winston & Company LLC for acting as a placement agent of the Supplemental Debentures.  The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs.  The Company amortized $0.03 million and $0.10 million of deferred financing costs into interest expense during the three and nine months ended September 30, 2013, and has $0.08 million of deferred financing costs to be amortized through May 2014.

In April 2013, the holders of the Debentures agreed to extend their maturity date to May 16, 2014.  In consideration for the extended maturity date the Company provided an additional security interest in 15,000 acres of our undeveloped acreage, as additional collateral for the Debentures.

In April 2013, we received approval from our existing secured debt and convertible debenture holders to issue up to $5.00 million of additional convertible debentures with terms substantially identical to our existing convertible debentures.   As of November 8, 2013 we have issued $2.20 million of such convertible debt, inclusive of $1.43 million that had been issued as of September 30, 2013.  Two officers of the Company participated in the additional convertible debentures for a combined total of $0.43 million.   Proceeds from the issuance of this convertible debt have been used toward the development of certain specific properties, and to a lesser extent, general corporate purposes.  The recent commitments were subject to certain yield enhancements, including a 25% carried interest in certain properties scheduled to be developed with the proceeds.

The Company may, but is not obligated to, seek completion of the remainder of the $5.00 million offering of additional debt that was approved in April 2013.

As of September 30, 2013, all of the outstanding Convertible Debentures are classified as current liabilities as a result of the May 14, 2014 due date. The additional debentures have increased the debt discount by $0.14 million which is amortized over the life of the debt.  As of September 30, 2013, the Company amortized $0.04 million.

As of September 30, 2013 and December 31, 2012, the convertible debt is recorded as follows:

	As of September 30, 2013	As of December 31, 2012
Convertible debentures	$14,829,902	$13,400,000
Debt discount	(1,700,966)	(3,099,639)
Total convertible debentures, net	$13,128,936	$10,300,361

Annual debt maturities as of September 30, 2013 are as follows:

Year 1	$33,797,093
Thereafter	-
Total	$33,797,093

Failure to make periodic interest payments due under the Debentures (including the Supplemental Debentures) may result in acceleration of all principal and interest then outstanding under the Debentures, and may entitle the holders of the Debentures to exercise their rights to foreclose under the mortgages securing the Debentures. In addition, failure to make the required monthly payments under our term loans could result in immediate acceleration of both the term loans and the Debentures

Interest Expense

For the nine months ended September 30, 2013 and 2012, the Company incurred interest expense of approximately $4.79 million and $6.32 million, respectively, of which approximately $3.18 million and $3.89 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At September 30, 2013, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates, and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of September 30, 2013 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

NOTE 10 - SHAREHOLDERS’ EQUITY

Common Stock

As of September 30, 2013, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 19,477,337 shares of common stock were issued and outstanding.  No preferred shares were issued or outstanding.

During the nine months ended September 30, 2013, the Company issued 1,082,935 shares of common stock, including 471,720 shares to pay interest on convertible debentures, and 611,212 shares of common stock as restricted stock grants to employees, board members, or consultants.

Investment Banking Agreement

In May 2013, the Company entered into a one-year, non-exclusive investment banking agreement with TR Winston. The agreement provides for initial compensation to TR Winston in the amount of 100,000 common shares, and 900,000 common stock purchase warrants. All warrants have a term of three years and a strike price of $4.25 per share. The investment banking agreement also provides for additional commissions and compensation in the event that TR Winston arranges a successful equity or debt financing during the term of the agreement. The 900,000 warrants are valued at $0.38 million and the 100,000 common shares are valued at $0.16 million. Both equity instruments are classified as a prepaid asset and amortized over the life of the agreement. During the three month and nine month periods ended September 30, 2013, $0.09 million and $0.10 million, respectively, were included in general and administrative expense as amortization of the value of these grants.

Convertible Debenture Interest

During the nine months ended September 30, 2013, the Company issued 471,720 shares for payment of quarterly interest expense on the convertible debentures valued at $0.83 million.

Warrants

A summary of warrant activity for the nine months ended September, 2013 is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2012	5,638,900	$7.04
Granted	1,118,750	4.25
Exercised, forfeited, or expired	(108,737)	(6.00)
Outstanding at September 30, 2013	6,648,913	$6.59

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

The aggregate intrinsic value associated with outstanding warrants as of September 30, 2013 and December 31, 2012 was $0, as the strike price of all warrants exceeded the market price for common stock, based on the Company’s closing common stock price of $2.08 and $1.99, respectively.  The weighted average remaining contract life as of September 30, 2013 was 1.81 years, and 2.56 years as of December 31, 2012.

NOTE 11 - SHARE BASED COMPENSATION

The costs of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the nine months ended September 30, 2013, the Company granted 511,212 shares of restricted common stock to employees and directors, including 100,000 during the three months ended September 30, 2013. The Company also granted 3,200,000 stock options to employees and board members which are contingent on shareholder approval.

A summary of restricted stock grant activity for the nine months ended September 30, 2013 is presented below:

Shares
Balance outstanding at December 31, 2012	1,730,710
Granted	511,212
Vested	(315,385)
Expired/ cancelled	(8,333)
Balance outstanding at September 30, 2013	1,918,204

Total unrecognized compensation cost related to unvested stock grants was approximately $0.33 million as of September 30, 2013.  The cost at September 30, 2013 is expected to be recognized over a weighted-average service period of 3 years.

Other Compensation

We sponsor a 401(k) savings plan. All regular full-time employees are eligible to participate. We make contributions to match employee contributions up to 5% of compensation deferred into the plan. The Company made cash contributions of $0.02 million for the nine months ended September 30, 2013.

Stock Options

A summary of stock options activity for the nine months ended September 30, 2013 is presented below:

Stock Options
Outstanding at December 31, 2012	-
Granted	3,200,000
Exercised, forfeited, or expired	-
Outstanding at September 30, 2013	3,200,000

In June 2013, the Company entered into employment agreements with the CEO and the then President/CFO for non-cash compensation which consist of each individual receiving 300,000 stock options of which 100,000 vested immediately and 200,000 vests over the next 2 years, subject to approval by the Company’s shareholders. The options have a five year life and an exercise price of $1.60.  The 600,000 stock options are valued of $0.52 million at date of grant and are contingent on shareholder approval. During the nine months ended September 30, 2013, the Company recognized $0.22 million as non-cash compensation expense and $0.30 million is to be amortized over the remaining vesting period.

These employment contracts also provide that some or all of the 2013 salaries of these individuals may be paid via the issuance of up to 93,750 shares of common stock in 2014 for each executive.

In September 2013, the Company hired and entered into an employment agreement with a new President of the Company. The employment agreement provides, among other things, for the grant of 100,000 shares of the Company’s common stock which vested immediately as an inducement for joining the Company.  The employment agreement also provided for the grant of an option to purchase 600,000 shares of common stock of the Company, at a strike price of $2.45 per share, which will become exercisable upon the date the Company receives gross cash proceeds or drawing availability of at least $30,000,000, measured on a cumulative basis and including certain restructuring transactions.  The employment agreement also provided an incentive bonus package and an additional stock option grant of 2 million options, which will become exercisable once certain conditions specified in the employment agreement are met.  The Company recognized $.245 million of expense associated with the share grant.  The Company also recognized $.02 million as non-cash compensation expense during the three months ended September 30, 2013 related to options.

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

Financial Condition and Liquidity

Since our inception, we have incurred a cumulative net loss of approximately $113.41 million.  As of September 30, 2013, we have negative working capital of $33.97 million and current liabilities of $35.74 million.

Information about our financial position is presented in the following table:

	September 30, 2013	December 31, 2012
Financial Position Summary
Cash and cash equivalents	$353,934	$970,035
Working capital	$(33,970,050)	$(1,041,491)
Balance outstanding on term loans and convertible debentures	$33,797,093	$32,736,341
Shareholders’ equity	$7,426,874	$12,082,212

During the nine months ended September 30, 2013, our working capital decreased to negative $33.97 million compared to negative working capital of $1.04 million at December 31, 2012. This lower level of working capital is primarily the result of two factors: (i) the classification of the term loans and the convertible debentures as current liabilities due to their maturity dates of May 16, 2014; and (ii) cash used in operations and investing activities that exceeded cash provided by financing activities. In view of the maturity of our secured indebtedness in May 2014, we will be required to complete one or more capital-raising transactions, such as a sale of assets, an offering of our securities, or a refinancing transaction with terms more favourable to us, before our secured debt and our convertible debentures matures. If we default under any of these instruments, our lenders will be entitled to exercise their rights to foreclose on the properties held as security for the term loans and the debentures, and may be entitled to collect any amounts remaining under the loans and debentures that are not satisfied through sale of such properties. Principally as a result of the current maturity date of these debts, we currently do not have enough working capital to cover our current liabilities.

We currently have $18.97 million outstanding under our term loans with Hexagon, LLC (“Hexagon”) and $14.83 million outstanding under our 8% Senior Secured Convertible Debentures. Both the term loans and the convertible debentures are considered current on our balance sheet and mature May 16, 2014.

We have a history of sustained losses and cash used by operating activities, including losses of $7.19 million for the nine months ended September 30, 2013, $1.90 million for the three months ended September 30, 2013, and $37.7 million for the year ended 2012, and cash used by operating activities of $1.56 million for the nine months ended September 30, 2013 and $2.75 million for the nine months ended September 30, 2012.

In order to continue as a going concern beyond May 16, 2014, the Company will need to secure refinancing of these debts, sell assets to repay these debts, or otherwise negotiate terms with Hexagon and holders of its convertible debentures to extend the maturity of such indebtedness. Principally as a result of the current maturity date of these debts, the Company currently does not have enough working capital to cover its current liabilities.

In addition to the above, the Company will require additional capital to fund its capital spending plans, to help fund its ongoing overhead, to provide for payment of minimum interest and principal payments required by term loans, and to provide additional capital to generally improve its working capital position.

In April 2013, we received approval from our existing secured debt and convertible debenture holders to issue up to $5.00 million of additional convertible debentures with terms substantially identical to our existing convertible debentures.   As of November 8, 2013 we have issued $2.20 million of such convertible debt.  Two officers of the Company participated in the additional convertible debentures for a combined total of $0.43 million.  Proceeds from the issuance of this convertible debt have been used toward the development of certain specific properties, and to a lesser extent, general corporate purposes.  The recent commitments were subject to certain yield enhancements, including a 25% carried interest in certain properties scheduled to be developed with the proceeds.

The Company may, but is not obligated to, seek completion of the remainder of the $5.00 million offering (“Offering”) of additional debt that was approved in April 2013.   However, there is no assurance that the Company will be successful in securing additional convertible debenture funding.

The Company will require additional funding for those purposes described above.  We anticipate that such additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain assets and by the development of certain of our undeveloped properties via arrangements with joint venture partners. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of capital budget.  There is no assurance that any such funding will be available to the Company.

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

Cash Flows

Cash used in operating activities during the nine months ended September 30, 2013 was $1.56 million.  This use of cash, coupled with the cash used in investing activities, exceeded cash provided by financing activities by $0.62 million, and resulted in a corresponding decrease in cash.  This net use of cash coupled with both the term loans and convertible debentures becoming current contributed to a $32.93 million decrease in working capital as of September 30, 2013, compared to working capital as of December 31, 2012.

The following table compares cash flow items during the nine months ended September 30, 2013 to September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$(1,558,307)	$(2,747,079)
Investing activities	(118,573)	(3,274,068)
Financing activities	1,060,779	4,011,701
Net change in cash	$(616,101)	$(2,009,446)

During the nine months ended September 30, 2013, net cash used in operating activities was $1.56 million, compared to $2.75 million during the nine months ended September 30, 2012, a decrease of cash used in operating activities of $1.19 million or 43%.  The primary changes in operating cash during the nine months ended September 30, 2013 were $7.19 million of net loss, adjusted for non-cash charges of $1.87 million of depreciation, depletion, amortization and accretion expenses, $1.81 million of debt discount accretion, $0.53 million of amortization of deferred financing costs, $0.83 million issuance of stock for convertible debentures interest, $1.29 million for issuance of stock for services and compensation, a non-cash change in fair value of convertible debentures conversion option of $0.67 million, and $0.45 million in accounts receivable, which was offset by $0.67 million of cash provided for accounts payable and other accrued expenses and $0.16 million for cash provided for other assets.

During the nine months ended September 30, 2013, net cash used in investing activities was $0.12 million, compared to net cash used in investing activity of $3.27 million during the nine months ended September 30, 2012, a decrease of cash used in investing activities of $3.15 million or 96%. The primary changes in investing cash during the nine months ended September 30, 2013 were an increase in cash of $0.64 million related to our sale of oil and gas properties which was offset by a decrease in cash of  $0.42 million of drilling expenditures, and $0.30 million additions to oil and gas properties.

During the nine months ended September 30, 2013, net cash provided in financing activities was $1.06 million, compared to net cash provided by financing activities of $4.01 million during the nine months ended September 30, 2012, a decrease of $2.95 million, or 74%.  The changes in financing cash during the nine months ended September 30, 2013 were primarily due to proceeds from debt issuance of $1.43 million which was offset by net repayments of debt of $0.04 million.

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

Currently, the majority of our cash flows from operations are applied to the payment of principal and interest of our loans.  Due to the Company’s continuing operating losses and capital expenditures, our liquidity and working capital have deteriorated.  We will seek additional capital to refinance our debts, partially fund our operations, and fund our capital budget.  We will also require substantial additional capital in order to fully test, develop and evaluate our 112,000 net undeveloped acres. We expect to obtain this capital through a variety of sources, including, but not limited to, future debt and equity financings and potentially from future joint venture partners.  Unless we are successful in competing a substantial debt and/or equity financing or other similar transaction, or in restructuring our existing indebtedness, in the near term, we will be required to sell certain assets in order to meet obligations as they arise.  We cannot provide assurance that we will secure a major financing, nor can we predict the terms of any future potential financing transactions.

We cannot give assurances that our working capital on hand, our cash flow from operations or any available borrowings, equity offerings or other financings, or asset sales will be sufficient to fund our operations, refinance our debts or finance any additional 2013 capital expenditures.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The following table compares operating data for the three months ended September 30, 2013 to September 30, 2012:

	2013	2012
Revenue
Oil sales	$1,003,745	$1,775,383
Gas sales	82,651	168,897
Operating fees	28,331	42,853
Realized gain (loss) on commodity price derivatives	(43,551)	37,341
Unrealized gain (loss) on commodity price derivatives	(20,000)	(130,000)
Total revenues	1,051,176	1,894,474

Costs and expenses
Production costs	318,322	397,793
Production taxes	102,919	198,781
General and administrative	1,207,123	1,515,868
Depreciation, depletion and amortization	539,079	1,069,068
Total costs and expenses	2,167,443	3,181,510

Loss from operations	(1,116,267)	(1,287,036)

Other income (expense)	143	333
Conversion note derivative gain	700,000	600,000
Interest expense	(1,485,022)	(2,149,931)

Net Loss	$(1,901,146)	$(2,836,634)

Total revenues

Total revenues were $1.05 million for the three months ended September 30, 2013, compared to $1.89 million for the three months ended September 30 2012, a decrease of $0.84 million, or 44%. The decrease in revenues was due primarily to a decrease in production volumes. During the three months ended September 2013 and 2012, production amounts were 13,822 and 26,067 BOE, respectively, a decrease of 12,075 BOE, or 46%. Declines in production are primarily attributable to natural production declines related to mature producing properties, but also affected by the temporary reduction in production from three of the Company’s properties that were experiencing production difficulties during the quarter. The effect of this production decrease was partially offset by an increase in the overall average price per BOE to $78.60 in 2013 from $74.59 in 2012, an increase of $4.01 or 5%.

The following table shows a comparison of production volumes and average prices:

	For the Three Months Ended September 30,
	2013	2012
Product
Oil (Bbl.)	11,389	21,151
Oil (Bbls)-average price (1)	$88.13	$83.94

Natural Gas (MCF)-volume	14,595	29,498
Natural Gas (MCF)-average price (2)	$5.66	$5.73

Barrels of oil equivalent (BOE)	13,822	26,067
Average daily net production (BOE)	150	283
Average Price per BOE (1)	$78.60	$74.59

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$78.60	$74.59

Production costs per BOE	23.03	15.26
Production taxes per BOE	7.45	7.63
Depreciation, depletion, and amortization per BOE	39.00	41.01
Total operating costs per BOE	$69.48	$63.90

Gross margin per BOE	$9.12	$10.69

Gross margin percentage	11.60%	14.33%

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

As of September 30, 2013, the Company maintained an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel.

Commodity price derivative realized losses were $0.04 million for the three months ended September 30, 2013, compared to a realized gain of $0.04 million during the three months ended September 30, 2012, a decrease in realized gains/losses of $0.08 million or 266%. Commodity price derivative unrealized losses were $0.02 million for the three months ended September 30, 2013, compared to an unrealized losses of $0.13 million during the three months ended September 30, 2012, a decrease in unrealized losses of $0.11 million or 85%.

Production costs

Production costs were $0.32 million during the three months ended September 30, 2013, compared to $0.40 million for the three months ended September 30, 2012, a decrease of $0.08 million, or 20%. Decrease in production costs in 2013 was from a decrease of the number of work overs, property improvements, and onsite work on productive wells. Production costs per BOE increased to $23.03 for the three months ended September 30, 2013 from $15.26 in 2012, an increase of $7.77 per BOE, or 51%, primarily as a result of reduced volumes of BOE in 2013.

Production taxes

Production taxes were $0.10 million for the three months ended September 30, 2013, compared to $0.20 million for the three months ended September 30, 2012, a decrease of $0.10 million, or 50%.  Decrease in production taxes was from a decrease in production and product mix per state.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county which production is derived.  Production taxes per BOE decreased to $7.45 during the three months ended September 30, 2013 from $7.63 in 2012, a decrease of $0.18 or 2%.

General and administrative

General and administrative expenses were $1.21 million during the three months ended September 30, 2013, compared to $1.52 million during the three months ended September 30, 2012, a decrease of $0.31 million, or 20%.  Non-cash general and administrative items for the three months ended September 30, 2013 were $0.72 million compared to $0.58 million during the three months ending September 30, 2012, an increase of $0.14 million, or 24%.  The increase in non-cash general and administrative expenses was due to an increase in non-cash compensation of $0.05 million and an increase in non-cash executive salary expense of $0.11 million which was offset by a decrease in non-cash consulting expense of $0.02 million. Cash general and administrative expenses were $0.49 million during the three months ended September 30, 2013, compared to $0.94 million during the three months ended September 30, 2012, a decrease of $0.45 million, or 48%.  The decrease in cash general and administrative expenses was a result of reductions in staffing and other expenses, but partially offset by additional legal expenses and other professional service expenses.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $0.54 million during the three months ended September 30, 2013, compared to $1.07 million during the three months ended September 30, 2012, a decrease of $0.53 million, or 49%.  Decrease in depreciation, depletion, and amortization was from (i) a decrease in production amounts in 2013 from 2012, (ii) a decrease in the depletion base for the depletion calculation, offset by (iii) an increase in the depletion rate.  Production amounts decreased to 13,992 from 26,067 for the three months ended September 30, 2013 and 2012, respectively, a decrease of 12,075, or 46%. The decrease in depletion was based on a lower depletion base. Depreciation, depletion, and amortization per BOE decreased to $39.00 from $41.01, respectively, for the three months ended September 30, 2013 and 2012, a decrease of $2.01, or 5%.

Impairment of developed properties

There was no impairment of developed properties during the three months ended September 30, 2013 and September 30, 2012.

Interest Expense

For the three months ended September 30, 2013 and 2012, the Company incurred interest expense of approximately $1.49 million and $2.15 million, respectively, of which approximately $1.13 million and $1.29 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.  The decrease in interest expense was primarily attributable to a decrease in the interest rate on the Company’s term loans from 15% to 10% that occurred effective April 1, 2013, but partially offset by an increase in the Company’s convertible debentures.

Results of Operations

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The following table compares operating data for the nine months ended September 30, 2013 to September 30, 2012:

	2013	2012
Revenue
Oil sales	$3,320,083	$4,685,713
Gas sales	227,853	397,298
Operating fees	118,853	132,362
Realized gain (loss) on commodity price derivatives	(23,661)	49,729
Unrealized gain (loss) on commodity price derivatives	(20,000)	445,609
Total revenues	3,623,128	5,710,711

Costs and expenses
Production costs	877,623	1,033,635
Production taxes	380,958	561,278
General and administrative	3,559,358	5,099,932
Depreciation, depletion and amortization	1,879,908	2,897,156
Impairment of developed properties	-	3,274,718
Total costs and expenses	6,697,847	12,866,719

Loss from operations	(3,074,719)	(7,156,008)

Other income	535	(372)
Conversion note derivative gain	670,000	700,000
Interest expense	(4,790,700)	(6,320,919)

Net Loss	$(7,194,884)	$(12,777,299)

Total revenues

Total revenues were $3.62 million for the nine months ended September 30, 2013, compared to $5.71 million for the nine months ended September 30 2012, a decrease of $2.09 million, or 37%.  The decrease in revenues was due primarily to a decrease in production volumes and a decrease in realized and unrealized gains on commodity price derivatives.  During the nine months ended September 30, 2013 and 2012, production amounts were 46,904 and 64,366 BOE, respectively, a decrease of 17,462 BOE, or 27%.   The revenue overall average price decreased per BOE to $75.64 in 2013 from $78.97 in 2012, an increase of $3.33 or 4%. The decrease in realized gains on commodity derivatives of $0.07 million and a decrease in unrealized gain on commodity price derivatives of $0.46 million for a total decrease of $0.53 million.   Declines in production are primarily attributable to natural production declines related to mature producing properties, and also three of the Company’s gas and oil properties that were experiencing production difficulties during the period.

The following table shows a comparison of production volumes and average prices:

	For the Nine Months Ended September 30,
	2013	2012
Product
Oil (Bbl.)	38,464	55,519
Oil (Bbls)-average price (1)	$86.32	$84.39

Natural Gas (MCF)-volume	50,642	53,084
Natural Gas (MCF)-average price (2)	$4.49	$7.48

Barrels of oil equivalent (BOE)	46,904	64,366
Average daily net production (BOE)	172	236
Average Price per BOE (1)	$75.64	$78.97

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$75.64	$78.97

Production costs per BOE	18.71	16.06
Production taxes per BOE	8.12	8.72
Depreciation, depletion, and amortization per BOE	40.08	45.01
Total operating costs per BOE	$66.91	$69.79

Gross margin per BOE	$8.73	$9.18

Gross margin percentage	11.50%	11.62%

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

As of September 30, 2013, the Company maintained an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel.

Commodity price derivative realized losses were $0.02 million for the nine months ended September 30, 2013, compared to a realized gain of $0.05 million during the nine months ended September 30, 2012, a decrease in realized gains/losses of $0.07 million or 140%. Commodity price derivative unrealized losses were $0.02 million for the nine months ended September 30, 2013, compared to an unrealized gains of $0.45 million during the nine months ended September 30, 2012, a decrease in unrealized losses of $0.47 million or 104%.

Production costs

Production costs were $0.88 million during the nine months ended September 30, 2013, compared to $1.03 million for the nine months ended September 30, 2012, a decrease of $0.15 million, or 15%.  Decrease in production costs in 2013 was from a decrease of the number of workovers, property improvements, and onsite work on productive wells.  Production costs per BOE increased to $18.71 for the nine months ended September 30, 2013 from $16.06 in 2012, an increase of $2.65 per BOE, or 17%.

Production taxes

Production taxes were $0.38 million for the nine months ended September 30, 2013, compared to $0.56 million for the nine months ended September 30, 2012, a decrease of $0.18 million, or 32%.  Decrease in production taxes was from a decrease in production and product mix per state.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county which production is derived.  Production taxes per BOE decreased to $8.12 during the nine months ended September 30, 2013 from $8.72 in 2012, a decrease of $0.60 or 7%.

General and administrative

General and administrative expenses were $3.56 million during the nine months ended September 30, 2013, compared to $5.10 million during the nine months ended September 30, 2012, a decrease of $1.54 million, or 30%.  Non-cash general and administrative items for the nine months ended September 30, 2013 were $1.73 million compared to $1.77 million during the nine months ending September 30, 2012, a decrease of $0.04 million, or 2%.  The decrease in non-cash general and administrative expenses was due to a decrease in non-cash consulting expense of $0.40 million which was offset by an increase in non-cash executive salary of $0.30 million and an increase in non-cash employee and board compensation expense of $0.06 million. Cash general and administrative expenses were $1.83 million during the nine months ended September 30, 2013, compared to $3.33 million during the nine months ended September 30, 2012, a decrease of $1.50 million, or 45%.  The decrease in cash general and administrative expenses was primarily a result of a reduction of employee count.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $1.88 million during the nine months ended September 30, 2013, compared to $2.90 million during the nine months ended September 30, 2012, a decrease of $1.02 million, or 35%.  Decrease in depreciation, depletion, and amortization was from (i) a decrease in production amounts in 2013 from 2012, (ii) a decrease in the depletion base for the depletion calculation, offset by (iii) an increase in the depletion rate. Production amounts decreased to 46,904 from 64,366 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of 17,462, or 27%. The decrease in depletion was based on a lower depletion base.  Depreciation, depletion, and amortization per BOE decreased to $40.08 from $45.01, respectively, for the nine months ended September 30, 2013 and 2012, an increase of $4.93, or 11%.

Impairment of developed properties

During the nine months ended September 30, 2013, the Company did not have an impairment of developed properties. The Company recognized $3.27 million of impairment during the nine months ended September 30, 2012.

Interest Expense

For the nine months ended September 30, 2013 and 2012, the Company incurred interest expense of approximately $4.79 million and $6.32 million, respectively, of which approximately $3.18 million and $3.80 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock. The decrease in interest expense was primarily attributable to a decrease in the interest rate on the Company’s term loans from 15% to 10% that occurred effective April 1, 2013, but partially offset by an increase in the Company’s convertible debentures.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Capital Budget

We anticipate an approximate $50 million capital budget for the period that runs through the end of 2014.  This entire capital budget is subject to the securing of adequate financing.  It also assumes that we will be successful in negotiating a restructuring or recapitalization transaction with our senior lender and the holders of our convertible debentures.  We anticipate that approximately $30 million of this budget will be allocated toward the development of two of our unconventional prospects located in the Wattenberg field within the DJ Basin that will target horizontal drilling and development of the Niobrara shale and Codell formations. The remainder of our capital budget is anticipated to be directed principally toward the conventional development of certain lower risk offset wells to existing production. We also anticipate the allocation of approximately 10% of our capital budget toward higher risk exploration activities, including the procurement of seismic data.

Our capital budget is subject to various factors, including availability of capital, market conditions, oilfield services and equipment availability, commodity prices and drilling results. Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget as the cash flow from the wells could provide additional capital which we may use to increase our capital budget. We do not anticipate any significant expansion of our current DJ Basin acreage position.

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

Overview of Our Business and Strategy, and Plan of Operations

We have developed and acquired an oil and natural gas base of proved reserves, as well as a portfolio of exploration and development prospects with conventional and non-conventional reservoir opportunities, with an emphasis on multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell resource plays. We believe these prospects offer the possibility of repeatable success allowing for meaningful production and reserve growth. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in the DJ Basin in Colorado, Nebraska, and Wyoming. Since early 2010, we have acquired and/or developed 29 producing wells. As of August 29, 2013 we owned interests in approximately 125,000 gross (112,000 net) leasehold acres, of which 113,000 gross (100,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.  Our management team has undertaken an in-depth process to re-evaluate our operations, production and drilling prospects.  We are focused on conventional development in our Silo East, Hanson and Wilke/Lukassen well areas.  We believe that our Wattenberg North and South Prospects include attractive unconventional drilling opportunities in mature development areas with low risk Niobrara and Codell formation productive potential.  We expect to pursue an aggressive multi-well program, including with a portion of the proceeds of this Offering. However, even upon the completion of this Offering, we will need to raise significant additional capital to fund many of these opportunities and to address the upcoming maturity of our senior secured debt and our outstanding convertible debentures.

Our intermediate goal is to create significant value via the investment of up to $50 million in our inventory of low and controlled risk conventional and unconventional properties, while maintaining a low cost structure. To achieve this, our business strategy includes the following elements:

Pursuing the initial development of certain of our key Wattenberg unconventional properties. We currently have two key unconventional properties located in the Greater Wattenberg field that are expected to be drilled within the course of the next 12 months.  Drilling activities on both properties will target the Niobrara and Codell formations, and drilling activities on one of the properties have already commenced.  We expect to participate in up to 18 wells in these two prospects, with an expected investment that exceeds $30 million.

Extending the development of certain conventional prospects within our inventory of DJ Basin properties.  We anticipate the expenditure of up to an additional $15 million in drilling and development costs on three of our DJ Basin prospects where initial wells have shown promise.  Additional drilling activities will be conducted on each property in an effort to fully develop each property and define field productivity and economic limits.

Engaging in certain exploration activities, including geologic and geophysics projects, to define additional prospects within our inventory of DJ Basin properties that may have significant development upside.  We anticipate the expenditure of $3-5 million [in 2014] to pursue seismic acquisition projects in at least three target areas to identify both conventional and unconventional drilling opportunities.
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                         Controlling
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

Currently, our inventory of developed and undeveloped acreage includes approximately 12,000 net acres that are held by production, approximately 25,000 net acres, 61,000, and 14,000 net acres that expire in the years 2014, 2015 and thereafter, respectively. Approximately 75% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at the option of the Company, via payment of varying, but typically nominal, extension amounts. However, due to our current liquidity issues, we may enter into one or more transactions to sell a significant number of leases, both developed and undeveloped to enable us to pay down our outstanding debt.

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

Obligations and Commitments

We have the following contractual obligations and commitments as of September 30, 2013 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	4-5 years	More than 5 years
Secured debt	$18,967	$18,967	$-	$-	$-
Interest on secured debt	1,201	1,201	-	-	-
Convertible debentures	14,829	14,829	-	-	-
Interest on convertible debentures	751	751	-	-	-
Operating leases & Other	59	59	-	-	-
Total contractual cash obligations	$35,807	$35,807	$-	$-	$-

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter-ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Employment Agreement between the Company and Avi Mirman (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 16, 2013)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Phillip Marcum	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 13, 2013
W. Phillip Marcum

/s/ A. Bradley Gabbard	Chief Operating Officer, Chief Financial and Accounting Officer, Director (Principal Financial Officer)	November 13, 2013

/s/ Eric Ulwelling	Principal Accounting Officer	November 13, 2013
Eric Ulwelling

/s/ Timothy N. Poster	Director	November 13, 2013
Timothy N. Poster

/s/ D. Kirk Edwards	Director	November 13, 2013
D. Kirk Edwards

/s/ Bruce B. White	Director	November 13, 2013
Bruce B. White

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Employment Agreement between the Company and Avi Mirman (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 16, 2013)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase