Form 10-K
period 2013-12-31
LILIS ENERGY, INC.
filed 2014-06-11
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 001-35330

Lilis Energy, Inc.
 (Name of registrant as specified in its charter)

NEVADA	74-3231613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Grant Street, Suite #720, Denver, CO 80203
(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code:  (303)-951-7920

Securities registered under Section 12(b) of the Act:

Common Stock, $0.0001 par value	The Nasdaq Global Market
Title of class	Name of exchange on which registered

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the fiscal quarter ended June 28, 2013:  $30,043,464

As of June 1, 2014, 27,628,827 shares of the registrant’s common stock were issued and outstanding.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2013
LILIS ENERGY, INC.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	the risk factors discussed in Part I, Item 1A of this Annual Report on Form 10-K;
●	availability of capital on an economic basis, or at all, to fund our capital needs;
●	failure to meet requirements under our debt instruments, which could lead to foreclosure of significant assets;
●	inability to address our negative working capital position;
●	the inability of management to effectively implement our strategies and business plans;
●	potential default under our secured obligations or material debt agreements;
●	estimated quantities and quality of oil and natural gas reserves;
●	exploration, exploitation and development results;
●	fluctuations in the price of oil and natural gas, including reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
●	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;
●	the timing and amount of future production of oil and gas;
●	the completion, timing and success of our drilling activity;
●	lower oil and natural gas prices and other market forces negatively affecting our revenues, ability to borrow or raise capital, or enter into joint venture arrangements;
●	declines in the values of our natural gas and oil properties resulting in write-downs;
●	inability to hire or retain sufficient qualified personnel;
●	our ability to successfully identify and consummate acquisition transactions;
●	our ability to successfully integrate acquired assets or dispose of non-core assets;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional (especially Rocky Mountain) economic conditions;
●	the strength and financial resources of our competitors;
●
the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

●	inability to acquire or maintain mineral leases at a favorable economic value that will allow us to expand our development efforts;
●	inability to successfully develop the acreage we currently hold;
●	transportation capacity constraints or interruptions, curtailment of production, natural disasters, adverse weather conditions, or other issues affecting the DJ Basin;
●	technique risks inherent in drilling in existing or emerging unconventional shale plays using horizontal drilling and completion techniques;
●	delays, denials or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties;

●	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids;
●	environmental liabilities;
●	operating hazards and uninsured risks;
●	loss of senior management or key technical personnel;
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

Dry well. dry hole.  A well found to be void of hydrocarbons or incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Exploratory well.  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir.

Field.  An area consisting of either a single reservoir or multiple reservoirs all grouped on or related to the same hydrocarbon accumulation, geological structural feature and/or stratigraphic condition.

Formation.  An identifiable layer of subsurface rocks named after its geographical location and dominant rock type.

Gross acres, gross wells, or gross reserves.  A well, acre or reserve in which the Company owns a working interest, reported at the 100% or 8/8ths level. For example, the number of gross wells is the total number of wells in which the Company owns a working interest.

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

Net acres, net wells, or net reserves.  The sum of the fractional working interest owned by the Company after royalty interests in gross acres, gross wells, or gross reserves, as the case may be.

Net barrel of production.  The sum of the fractional revenue interest in gross production owned by the Company.

Ngl. Natural gas liquids, or liquid hydrocarbons found as a by-product of natural gas.

Overriding royalty interest.  Is similar to a basic royalty interest except that it is created out of the working interest. For example, an operator possesses a standard lease providing for a basic royalty to the lesser or mineral rights owner of 1/8 of 8/8.  This then entitles the operator to retain 7/8 of the total oil and natural gas produced.  The 7/8 in this case is the 100% working interest the operator owns.  This operator may assign his working interest to another operator subject to a retained 1/8 overriding royalty.  This would then result in a basic royalty of 1/8, an overriding royalty of 1/8 and a working interest of 3/4.  Overriding royalty interest owners have no financial or other obligation or responsibility for developing and operating the property.  The only expenses borne by the overriding royalty owner are a share of the production or severance taxes and sometimes costs incurred to make the oil or gas salable [true?].

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

Production.  Natural resources, such as oil or gas, flowed or pumped out of the ground.

Productive well.  A well that is capable of producing oil and/or gas in paying quantities.

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

Project.  A targeted development area where it is probable that commercial oil and/or gas can be produced from new wells.

Prospect.  A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

PV-10 (Present value of future net cash flow). The present value of estimated future net cash flow discounted to present value at 10%/annum to be generated from the production of estimated proved reserves, net of, capital expenditures and operating expenses, using the simple 12 month arithmetic of first of month prices and current costs (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses, depreciation, depletion and amortization or impairment, discounted using an annual discount rate of 10%. While this non-GAAP measure does not include the effect of income taxes as it would in the use of the standardized measure calculation, it does provide an indicative representation of the relative value of Lilis Energy on a comparative basis to other companies and from period to period.

Recompletion.  The process of re-entering an existing well bore that is either producing or not producing and modifying the existing completion and/or completing new reservoirs in an attempt to establish new production or increase or re-activate existing production.

Reserves.  Estimated remaining quantities of oil, natural gas and gas liquids anticipated to be economically recoverable, as of a given date, by application of development projects to known accumulations.

Reservoir.  A subsurface formation containing a natural accumulation of natural gas and/or oil that is naturally trapped by impermeable rock or other geologic structures or water barriers and is individual and separate from other reservoirs.

Secondary Recovery.  A recovery process that uses mechanisms other than the natural pressure or fluid drive of the reservoir, such as gas injection or water flooding, to produce residual oil and natural gas remaining after the primary recovery phase.

Shut-in.  A well that has surface production valves closed and/or a down-hole plug to cease production for an undetermined amount of time.  This could be for additional testing, could be to wait for pipeline or processing facility, or a number of other reasons.

Standardized measure.  The present value of estimated future cash flows from proved oil and natural gas reserves, less future development, abandonment, production and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10.  Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

Successful.  A well is determined to be successful if it is producing oil or natural gas in paying quantities.

Undeveloped acreage.  Leased acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

Water-flood.  A method of secondary recovery in which water is injected into the reservoir formation to maintain or increase reservoir pressure and displace residual oil and enhance hydrocarbon recovery.

Working interest.  The operating interest that gives the lessees/owners the right to drill, produce and conduct operating activities on the property, represents the share of the production revenue and the percentage of the development cost burden.

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Lilis Energy, Inc. (NASDAQ: LLEX), (“we,” “us,” “our,” “Lilis Energy,” “Lilis,” or the “Company”) is a Denver-based upstream independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  We were incorporated in August of 2007 in the State of Nevada as Universal Holdings, Inc.  In October 2009, we changed our name to Recovery Energy, Inc. and in December 2013, we changed our name to Lilis Energy, Inc.

Our executive offices are located at 1900 Grant Street, Suite #720, Denver, Colorado 80203, and our telephone number is (303) 951-7920. Our web site is www.lilisenergy.com. Additional information that may be obtained through our web site does not constitute part of this annual report on Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at our website. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Our current operating activities are focused on the Denver-Julesburg Basin (“DJ Basin”) in Colorado, Wyoming and Nebraska.  Our business strategy is designed to maximize shareholder value by leveraging the knowledge, expertise and experience of our management team and via the future exploration and development of the approximately 112,000 net acres of developed and undeveloped acreage that are currently held by the Company, primarily in the northern DJ Basin.

Recent Developments

As of December 31, 2013, we had $18.77 million outstanding under our term loans and $15.58 million outstanding under our Debentures. During 2014, we consummated several transactions which reduced our term note as of June 1, 2014 to $13.77 million and our outstanding Debentures to $6.73 million. Both the debentures and term loan have extended their maturity dates.

As of December 3, 2013, we have a working capital deficit of approximately $12.70 million, and approximately $14.04 million in current liabilities. The Company secured financing and other transactions to improve the overall liquidity of the Company and to secure capital to fund our oil and gas development projects.

January 2014 Private Placement

On January 22, 2014, the Company entered into and closed a series of subscription agreements with accredited investors in a private placement transaction, pursuant to which the Company issued an aggregate of 2,959,125 units, with each unit consisting of (i) one share of the Company’s common stock, par value $0.0001 (the “Common Stock”) and (ii) one three-year warrant to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (together, the “Units”), for a purchase price of $2.00 per Unit, for aggregate gross proceeds of $5,918,250 (the “January Private Placement”).  In conjunction with the January Private Placement, certain of the Company’s current and former officers and directors agreed to purchase an additional $1,425,000 of Units subject to receipt of shareholder approval as required by NASDAQ’s continued listing requirements. The warrants issued in the private placement are not exercisable for six months following the closing of the January Private Placement.

Debenture Conversion

On January 31, 2014, the Company entered into a Debenture Conversion Agreement (the “Conversion Agreement”), with all of the holders of the Debentures. Under the terms of the Conversion Agreement, $9 million of the approximately $15.6 million in Debentures then outstanding immediately converted to Common Stock at a price of $2.00 per share of Common Stock. The balance of the debentures may be converted to Common Stock, subject to receipt of shareholder approval as required by the NASDAQ continued listing requirements. As additional inducement for the conversions, the Company issued to the converting Debenture holders warrants to purchase one share of Common Stock, at an exercise price equal to $2.50 per share, for each share of Common Stock issued upon conversion of the Debentures. The shares underlying the warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The Company intends to present proposals to approve i) participation by officers and directors in the January Private Placement, and ii) the conversion of the remaining outstanding Debentures at its 2014 annual meeting of shareholders, which is expected to take place in July 2014.

Hexagon Settlement

On May 19, 2014, we received an extension from Hexagon of the maturity date under our term loans, from May 16, 2014 to August 15, 2014. On May 30, 2014, we entered into a Settlement Agreement (the “Settlement Agreement”) with Hexagon, which provides for the settlement of all amounts outstanding under the Term Loans. In connection with the execution of the Settlement Agreement, the Company made an initial cash payment of $5.0 million. The Settlement Agreement requires the Company to make an additional cash payment of $5.0 million (the “Second Cash Payment”), and at that time issue to Hexagon (i) a two-year $6.0 million unsecured note (the “Replacement Note”), bearing interest at an annual rate of 8%, and requiring principal and interest payments of $90,000 per month, matures May 30, 2016, and (ii) 943,208 shares of unregistered common stock (the “Shares”), which together will constitute full payment of the Term Loans. The parties have also agreed that if the Second Cash Payment is not made by June 30, 2014, an additional $1.0 million in principal will be added to the Replacement Note, and if the Replacement Note is not retired by December 31, 2014, the Company will issue an additional 1.0 million shares of its common stock to Hexagon. Finally, Hexagon agreed that it will not, until the earlier of June 30, 2014 or the date the Company achieves sustained average trading volume in excess of 100,000 shares per day for at least ten consecutive trading days, sell or otherwise transfer for value any shares of the Company’s common stock or any securities convertible into the Company’s common stock, and thereafter until December 31, 2014, Hexagon will not sell or otherwise transfer for value more than 10,000 shares per week of the Company’s common stock or any securities convertible into the Company’s common stock. Under the Settlement Agreement, Hexagon will release its security interest under the Term Loans once the Company has delivered the Second Cash Payment, the Replacement Note and the Shares.

Debentures Extension

On May 19, 2014, holders of the remaining Debentures agreed to extend the maturity date under the Debentures from May 16, 2014 to August 15, 2014, and to waive their right to declare an event of default in connection with the May 16, 2014 maturity date under the Debentures. On June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015.

May Private Placement

On May 30, 2014, we closed a private placement (the “May Private Placement”) of our 8% Convertible Preferred Stock (“Preferred Stock”) with accredited investors, pursuant to which we sold $7.50 million of Preferred Stock. The Preferred Stock provides for a dividend of 8% per annum, payable quarterly in arrears, which can be paid in cash or in shares of Common Stock if certain conditions are met. Each investor in the Preferred Stock was also granted a three-year warrant to purchase Common Stock equal to 50% of the number of shares that would be issuable upon full conversion of the Preferred Stock at the initial conversion price. The Company has the right to convert the Preferred Stock to Common Stock if the Common Stock is traded at $7.50 per share for ten consecutive trading days and the underlying shares of Common Stock are registered for resale. T.R. Winston & Company, LLC (“TR Winston”) was the placement agent for the transaction and was paid a fee equal to 8% of the proceeds plus an additional 1% of the proceeds plus $25,000 in expenses. Of the $600,000 fee, the placement agent paid $94,150 in commissions to selected dealers and invested $454,000, or 76%, in the private placement for its own account. The Company used $5.00 million of the proceeds of the May Private Placement to make the first cash payment in connection with the Hexagon settlement (discussed above), and intends to use the remaining proceeds to fund its oil and gas development projects and for general administrative expenses.

On June 6, 2014, TR Winston executed a commitment to purchase or effect the purchase by third parties of an additional $15 million in Preferred Stock, which transaction is to be consummated within ninety (90) days.

Senior Management Changes

In April 2014, W. Phillip Marcum, our chief executive officer and chairman of our board of directors (the “Board”), resigned to pursue other interests, and the Board appointed Abraham Mirman, formerly our president, to the position of chief executive officer. At the same time, the Board appointed Robert A. Bell to the position of president and chief operating officer. A. Bradley Gabbard, formerly our chief operating officer and chief financial officer, remained in the position of chief financial officer until his resignation in May 2014. Upon Mr. Gabbard’s resignation, the Board appointed Eric Ulwelling to the position of Acting Chief Financial Officer.

Overview of Our Business and Strategy

We have acquired and/or developed an oil and natural gas base of proved reserves, as well as a portfolio of exploration and development prospects with both conventional and unconventional reservoirs opportunities, with an emphasis on multiple producing horizons, and primary focus on the Niobrara shale and Codell unconventional resource plays.  We believe these prospects offer the possibility of year-over-year, repeatable success allowing for meaningful production and reserve growth.  Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in the DJ Basin in Colorado, Nebraska, and Wyoming.  Since early 2010, we have acquired and/or developed 25 producing wells.  As of December 31, 2013 we owned interests in approximately 126,000 gross (112,000 net) leasehold acres, of which 114,000 gross (100,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.  We intend to continue to evaluate and invest in internally generated prospects.  It is our long-term goal to maximize production and reserves from our DJ Basin acreage position through the exploitation of both our conventional and Niobrara shale and Codell unconventional resource potential.

It is our belief that the oil and gas industry’s most significant value creation occurs through maximizing ultimate oil and gas recovery via the drilling of successful development wells and a prudent exploitation program.  Our primary mission is to maximize shareholder value via increasing ultimate recovery with high capital efficiency while maintaining a low cost structure.  To achieve this, our business strategy includes the following elements to manage risk and maximize economic returns:

Participation in development prospects in a known producing basin. We pursue prospects in the DJ Basin on both an operated and non-operated basis, where we can capitalize on our development and production expertise and proven results in the area.  We intend to operate the majority of our properties and evaluate each prospect based on its exploitation potential and economic merits.

Negotiated acquisitions of properties. We acquire producing properties based on our knowledge of pricing cycles of oil and natural gas and forecast exploitation potential of proved, probable and possible reserves.

Retain Operational Control and Significant Working Interest.  In our principal development targets, we typically seek to maintain operational control of our development and drilling activities.   As operator, we retain more control over the timing, selection and process of drilling prospects and completion design, which enhances our ability to maximize our return on invested capital and gives us greater control over the timing, allocation and amounts of capital expenditures.  Due to our recent liquidity difficulties, a significant amount of our current drilling activity is not operated by us, which enables us to engage in production activities with a relatively low initial capital outlay. The majority of our acreage is contiguous, which will permit efficiencies in drilling and production operations.

Leasing of Prospective Acreage.  In the course of our business, we identify drilling opportunities on properties that have not yet been leased.  At times, we take the initiative to lease prospective acreage and we may sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage.

Controlling Costs. We seek to maximize our returns on capital employed via prudent technical evaluations, design and planning to maximize capital efficiency and minimizing our general and administrative and operating expenses. We also minimize initial capital expenditures on geological and geophysical overhead, seismic data, hardware and software by partnering with cost efficient operators that have already invested capital in such. We also outsource some of our technical functions in order to help reduce general and administrative and capital obligations.

From time to time, we use commodity price hedging instruments to reduce our exposure to oil and natural gas price fluctuations and to help ensure that we have adequate base cash flow to fund our debt service costs and capital programs. From time to time, we will enter into futures contracts, collars and basis swap agreements, as well as fixed price physical delivery contracts.  We intend to use hedging primarily to manage price risks and returns on certain acquisitions and drilling programs.  Our policy is to consider hedging an appropriate portion of our production at commodity prices we deem attractive.  In the future we may also be required by our lenders to hedge a portion of production as part of any financing.

Principal Oil and Gas Interests

All references to production, sales volumes and reserve quantities are net to our interest unless otherwise indicated.

As of December 31, 2013 we owned interests in approximately 126,000 gross (112,000 net) leasehold acres, of which 114,000 gross (100,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.  Our primary targets within the DJ Basin are the conventional Dakota and Muddy “J” formations, and the developing unconventional Niobrara shale play.   Additional horizons include the Codell, Greenhorn and other potential resource formations.

In June 2013, the Company purchased a 50% working interest in a section in Laramie County, Wyoming for $0.60 million with an additional $0.13 million as additions to the well equipment and intangible equipment. The purchase was classified as $0.30 million into undeveloped acreage and $0.43 million into oil and gas properties.

Effective as of December 31, 2013, the Company completed an assessment of impairment related to its inventory of undeveloped acreage, which resulted in a reduction of the carrying value in the amount of $9.58 million. This impairment was recognized by a transfer of the impairment value from unevaluated acreage to evaluated properties.   In assessing impairment, the Company analyzed all of its undeveloped acreage with expiration dates during the years ended December 31, 2014 and 2015, and which are not otherwise renewable, and impaired such acreage in the amount of $6.38 million.  In addition to impairment related to near and intermediate term expirations, the Company assessed carrying value of its remaining acreage, and concluded that an additional impairment of $3.20 million was necessary.

In February 2013, the Company completed the sale of certain oil and gas properties for $0.64 million.

During 2013, we made capital expenditures of approximately $1.89 million, which included $0.30 million related to undeveloped acreage, $1.13 million related to wells in progress for drilling 1 gross (0.25 net) well as non-operator in our North Wattenberg prospect, $0.46 million from re-completion of a well that provided production from a new zone as well as additional reserves and other minor additions to our oil and gas properties.

Reserves

The table below presents summary information with respect to the estimates of our proved oil and gas reserves for the year ended December 31, 2013.  Prior to January 2010, we did not own any reserves nor did we have any production.  We engaged Ralph E. Davis Associates, Inc. (“RE Davis”) to audit internal engineering estimates for 100 percent of the PV-10 value of our proved reserves at year-end 2013.  The prices used in the calculation of proved reserve estimates as of December 31, 2013, were $89.57 per Bbl and $4.747 per MCF; as of December 31, 2012, were $87.37 per Bbl and $2.75 per MCF; and as of December 31, 2011, were $88.16 per Bbl and $3.96 per MCF for oil and natural gas, respectively.  The prices were adjusted for basis differentials, pipeline adjustments, and BTU content.

We emphasize that reserve estimates are inherently imprecise and that estimates of all new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and gas properties.  Accordingly, these estimates are expected to change as new information becomes available.  The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.  Neither prices nor costs have been escalated.  The following table should be read along with the section entitled “Risk Factors — Risks Related to Our Company”.  The actual quantities and present values of our proved oil and natural gas reserves may be less than we have estimated.   No estimates of our proved reserves have been filed with or included in reports to any federal authority or agency, other than the Securities and Exchange Commission ("SEC"), since the beginning of the last fiscal year. We did not have third party engineers conduct an extensive review of probable and possible reserves or resources as of December 31, 2013.

	As of December 31,
	2013	2012	2011

Reserve data:
Proved developed
Oil (MBbl)	171	213	216
Gas (MMcf)	313	186	148
MBOE(1)	223	244	241
Proved undeveloped
Oil (MBbl)	672	138	392
Gas (MMcf)	2,251	221	-
MBOE (1)	1047	175	392
Total Proved
Oil (MBbl)	843	351	608
Gas (MMcf)	2,564	407	148
MBOE	1,270	419	633
Proved developed reserves %	18%	58%	38%
Proved undeveloped reserves %	82%	42%	62%

Reserve value data :
Proved developed PV-10	$7,675	$9,743	$10,204
Proved undeveloped PV-10	15,667	5,679	9,810
Total proved PV-10 (2)	$23,342	$15,422	$20,014
Standardized measure of discounted future cash flows	$23,342	$15,422	$20,014
Reserve life (years)	33.25	42.42	22.58

(1)	BOE is determined using the ratio of six mcf of natural gas to one Bbl of crude oil, condensate or natural gas.
(2)
As we currently do not expect to pay income taxes in the near future, there is no difference between the PV-10 value and the standardized measure of discounted future net cash flows.  Please see the definitions of standardized measure of discounted future net cash flows and PV-10 value in the “Glossary.”

Changes in Proved Undeveloped Reserves

The increase of proved undeveloped reserves to 1,047 MBOE at year end 2013 from 175 MBOE at year end 2012, an increase of 872 MBOE or 498% reflects, in part, our uncertainty in 2012 regarding whether we would have sufficient capital to support our current development plan. Proved undeveloped reserves in 2012 were estimated under the assumption that certain farm-outs and joint venture arrangements would be require in order to finance development of such reserves. These assumptions lowered both the reserve values and capital requirements. This assumption was removed in the preparation of our 2013 reserve estimates due to our improving financial health. Proved undeveloped reserves also increased as a result of a change in the development plan for one of the Company’s major properties. The development plan was revised from a vertical to a horizontal program due principally to recent development activities in adjacent and nearby drilling units.

Effective as of December 31, 2013, the Company completed an assessment of impairment related to its inventory of undeveloped acreage, which resulted in a reduction of the carrying value in the amount of $9.58 million. This impairment was recognized by a transfer of the impairment value from undeveloped acreage to developed properties. In assessing impairment, the Company analyzed all of its undeveloped acreage with expiration dates during the years ended December 31, 2014 and 2015, and that are not otherwise renewable, and impaired such acreage in the amount of $6.38 million. In addition to impairment related to near and intermediate term expirations, the Company assessed carrying value of its remaining acreage, and concluded that an additional impairment of $3.20 million was necessary.

At December 31, 2013, we have no proved undeveloped reserves that are scheduled for development five years or more beyond the date the reserves were initially recorded.

Internal Controls over Reserves Estimate

Our policy regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserve quantities and values in compliance with the regulations of the SEC.  Responsibility for compliance in reserve bookings is delegated to our President / Chief Operating Officer with assistance from our internal geologist, senior geologist consultant, principal accounting officer, and a senior reserve engineering consultant.

Technical reviews are performed throughout the year by our senior reserve engineering consultant and our geologist and other consultants who evaluate all available geological and engineering data, under the guidance of the President / Chief Operating Officer.  This data, in conjunction with economic data and ownership information, is used in making a determination of estimated proved reserve quantities.  The 2013 reserve process was overseen by Kent Lina, our senior reserve engineering consultant.  Mr. Lina was previously employed by the Company from October 2010 through December 2012, and prior to that employed by Delta Petroleum Company from March 2002 to September 2010 in various operations and reservoir engineering capacities culminating as the Senior V.P. of Corporate Engineering.  Mr. Lina received a Bachelor of Science degree in Civil Engineering from University of Missouri at Rolla in 1981.  Mr. Lina currently serves various industry clients as a senior reserve engineering consultant.

Third-party Reserves Study

An independent third party reserve study as of December 31, 2013 was performed by RE Davis using its own engineering assumptions and other economic data provided by us.  One hundred percent of our total calculated proved reserve PV-10 value was audited by RE Davis.  RE Davis is an independent petroleum engineering consulting firm that has been providing petroleum engineering consulting services for over 20 years.  The technical person at RE Davis primarily responsible for overseeing our reserve audit is Allen C. Barron, the President and CEO, who received a Bachelor of Science degree in Chemical and Petroleum Engineering from the University of Houston and is a registered Professional Engineer in the States of Texas.  He is also a member of the Society of Petroleum Engineers.  The RE Davis report dated February 27, 2014 is filed as Exhibit 99.1 to this Annual Report.

Oil and gas reserves and the estimates of the present value of future net cash flows therefrom were determined based on prices and costs as prescribed by the SEC and Financial Accounting Standards Board (“FASB”) guidelines.  Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net cash flows to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.  For the year ended December 31, 2013, commodity prices over the prior 12-month period and year end costs were used in estimating net cash flows in accordance with SEC guidelines.

In addition to a third party reserve study, our reserves and the corresponding report are reviewed by our President / Chief Operating Officer, geologist and principal accounting officer and the audit committee of our board of directors.   Our President / Chief Operating Officer is responsible for reviewing and verifying that the estimate of proved reserves is reasonable, complete, and accurate.  The audit committee reviews the final reserves estimate in conjunction with RE Davis’s audit letter.

Production

The following table summarizes the average volumes and realized prices, excluding the effects of our economic hedges, of oil and gas produced from properties in which we held an interest during the periods indicated.  Also presented is a production cost per BOE summary:

	For the Year Ended December 31,
	2013	2012	2011
Product
Oil (Bbl.)	51,705	68,207	81,433
Oil (Bbls)-average price (1)	$83.4	$86.48	$87.78

Natural Gas (MCF)-volume	64,845	182,160	248,502
Natural Gas (MCF)-average price (2)	$5.25	$2.23	$2.20

Barrels of oil equivalent (BOE)	62,512	98,567	122,850
Average daily net production (BOE)	171	270	337
Average Price per BOE (1)	$74.43	$63.96	$62.64

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$74.43	$63.96	$62.64

Production costs per BOE	$19.48	$14.42	$12.33
Production taxes per BOE	$4.21	$2.31	$6.83
Depreciation, depletion, and amortization per BOE	$38.21	$46.15	$35.39
Total operating costs per BOE	$61.90	$62.88	$54.55

Gross margin per BOE	$12.53	$1.08	$8.09

Gross margin percentage	17%	2%	13%

(1) Does not include the realized price effects of hedges

Productive Wells

As of December 31, 2013, we had working interests in 27 gross (25 net) productive oil wells, and 1 gross (1 net) productive gas well.  Productive wells are either wells producing in commercial quantities or wells capable of commercial production although currently shut-in.  Multiple completions in the same wellbore are counted as one well.  A well is categorized under state reporting regulations as an oil well or a gas well based on the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

Acreage

As of December 31, 2013 we owned 25  producing wells in Wyoming, Nebraska and Colorado within the DJ Basin, as well as approximately 126,000 gross (112,000 net) acres, of which 114,000 gross (100,000 net) acres were classified as undeveloped acreage. Our primary assets included acreage located in Laramie and Goshen Counties in Wyoming; Banner, Kimball, and Scotts Bluff Counties in Nebraska; and Weld, Arapahoe and Elbert Counties in Colorado.

The following table sets forth certain information with respect to our developed and undeveloped acreage as of December 31, 2013.

	Undeveloped		Developed
	Gross	Net	Gross	Net
DJ Basin	114,000	100,000	12,000	12,000

Total	114,000	100,000	12,000	12,000

Currently, our inventory of developed and undeveloped acreage includes approximately 12,000 net acres that are held by production, approximately 25,000 net acres, 61,000, and 14,000 net acres that expire in the years 2014, 2015 and thereafter, respectively. Approximately 75% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at the option of the Company, via payment of varying, but typically nominal, extension amounts.  However, due to our current liquidity issues, we may enter into one or more transactions to sell a significant number of leases, both developed and undeveloped, to enable us to pay down our outstanding debt or satisfy other financial obligations.

Drilling Activity

The following table describes the development and exploratory wells we drilled from 2011 through 2013:

	For the Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net

Development:
Productive wells	2	1	5	3	3	2.25
Dry wells	-	-	1	1	1	1
	2	1	6	4	4	3.25
Exploratory:
Productive wells	-	-	-	-	-	-
Dry wells	-	-	-	-	-	-

Total	2	1	6	4	4	3.25

The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated.  As of December 31, 2013 we had one horizontal well in progress in our North Wattenberg prospect.

Title to Properties

Substantially all of our leasehold interests are held pursuant to leases from third parties. The majority of our producing properties are subject to mortgages securing indebtedness under our term loans and Debentures, which we believe do not materially interfere with the use of, or affect the value of, such properties.

2014 Capital Budget

We anticipate an approximately $50.0 million capital budget for the year ending December 31, 2014. This entire capital budget is contingent on securing adequate working capital. We anticipate that approximately $33.0 million of this budget (if available) will be allocated toward the development of two unconventional reservoirs located in the Wattenberg field within the DJ Basin that will apply horizontal drilling in the well-defined Niobrara shale and Codell formations. The remainder of our capital budget is anticipated to be directed principally toward the conventional reservoir development of certain lower risk wells offset to existing production. We also anticipate the allocation of approximately 10% of our capital budget toward higher risk exploration activities, including the procurement of seismic data.

Our capital budget is subject to various factors, including availability of capital, market conditions, oilfield services and equipment availability, working interest, acquisitions, commodity prices and drilling/ production results. Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget as the cash flow from the wells could provide additional capital which we may use to increase our capital budget. We do not anticipate any significant expansion of our current DJ Basin acreage position, however, the Wattenberg field continues to be a high priority acquisition target.

Other factors that could cause us to further increase our level of activity and adjust our capital expenditure budget include, but are not limited to, a reduction in service and material costs, the formation of joint ventures with other exploration and production companies, the divestiture of non-strategic assets, a further improvement in commodity prices or well performance that exceeds our forecasts, any of which could positively impact our operating cash flow. Factors that could cause us to reduce our level of activity and adjust our capital budget include, but are not limited to, increases in service and materials costs, reductions in commodity prices or under-performance of wells relative to our forecasts, any of which could negatively impact our operating cash flow.

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

Our revenues, cash flows, profitability and future rate of growth will depend substantially upon prevailing prices for oil and natural gas.  Prices may also affect the amount of cash flow available for capital expenditures and other cash requirements and our ability to borrow money or raise additional capital.  Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of natural gas and crude oil.  Historically, the prices received for oil and natural gas have fluctuated widely.  Among the factors that can cause these fluctuations are:

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

Furthermore, regional natural gas, condensate, oil and NGL prices may move independently of broad industry price trends. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing.

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

As of December 31, 2013, we had one hedging agreement in place, an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel.

Major Customers

During the years ended December 31, 2013 and 2012, the Company had one primary customer, Shell Trading (US), which accounted for approximately 83 percent and 67 percent, respectively, of our revenues.  The remaining earned in both 2013 and 2012 was generated from various other purchasers.

However, the Company does not believe that the loss of a single purchaser, including Shell Trading (US), would materially affect the Company’s business because there are numerous other purchasers in the area in which the Company sells its production.

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

Competition

The oil and gas industry is intensely competitive, particularly with respect to acquiring prospective oil and natural gas properties.  We believe our leasehold position provides a solid foundation for an economically robust exploration program and our future growth.  Our success and growth also depends on our geological, geophysical, and engineering expertise, design and planning, and our financial resources.  We believe the location of our acreage, our technical expertise, available technologies, our financial resources and expertise, and the experience and knowledge of our management enables us to compete effectively in our core operating areas.  However, we face intense competition from a substantial number of major and independent oil and gas companies, which have larger technical staffs and greater financial and operational resources than we do.  Many of these companies not only engage in the acquisition, exploration, development, and production of oil and natural gas reserves, but also have refining operations, market refined products, own drilling rigs, and generate electricity.

We also compete with other oil and gas companies in attempting to secure drilling rigs and other equipment and services necessary for the drilling, completion, production, processing and maintenance of wells.  Consequently, we may face shortages or delays in securing these services from time to time.  The oil and gas industry also faces competition from alternative fuel sources, including other fossil fuels such as coal and imported liquefied natural gas.  Competitive conditions may also be affected by future new energy, climate-related, financial, and other policies, legislation, and regulations.

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

Employees

As of December 31, 2013 we had eight full-time employees and no part-time employees.  For the foreseeable future, we intend to only add additional personnel as our operational requirements grow.  In the interim, we plan to continue to leverage the use of independent consultants and contractors to provide various professional services, including land, legal, engineering, geology, environmental and tax services.  We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

Government Regulations

General. Our operations covering the exploration, production and sale of oil and natural gas are subject to various types of federal, state and local laws and regulations.  The failure to comply with these laws and regulations can result in substantial penalties. These laws and regulations materially impact our operations and can affect our profitability. However, we do not believe that these laws and regulations affect us in a manner significantly different than our competitors. Matters regulated include permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties, restoration of surface areas, plugging and abandonment of wells, requirements for the operation of wells, production and processing facilities, land use, subsurface injection, air emissions,  and taxation of production, etc.  At various times, regulatory agencies have imposed price controls and limitations on production.  In order to conserve supplies of oil and natural gas, these agencies have restricted the rates of flow of oil and natural gas wells below actual production capacity, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding production. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and natural gas, by-products from oil and natural gas and other substances and materials produced or used in connection with oil and natural gas operations.  While we believe we will be able to substantially comply with all applicable laws and regulations via our strict attention to regulatory compliance, the requirements of such laws and regulations are frequently changed.  We cannot predict the ultimate cost of compliance with these requirements or their effect on our actual operations.

Federal Income Tax. Federal income tax laws significantly affect our operations.  The principal provisions that affect us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize/depreciate, our domestic “intangible drilling and development costs” and to claim depletion on a portion of our domestic oil and natural gas properties based on 15% of our oil and natural gas gross income from such properties (up to an aggregate of 1,000 barrels per day of domestic crude oil and/or equivalent units of domestic natural gas).

Environmental, Health, and Safety Regulations.  Our operations are subject to stringent federal, state, and local laws and regulations relating to the protection of the environment and human health and safety (“EHS”). We are committed to strict compliance with these regulations and the utmost attention to EHS issues.  Environmental laws and regulations may require that permits be obtained before drilling commences or facilities are commissioned, restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities, govern the handling and disposal of waste material, and limit or prohibit drilling and exploitation activities on certain lands lying within wilderness, wetlands, and other protected areas, including areas containing threatened or endangered animal species.  As a result, these laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of certain projects.  In addition, these laws and regulations may impose substantial clean-up, remediation, and other obligations in the event of any discharges or emissions in violation of these laws and regulations.  Further, legislative and regulatory initiatives related to global warming or climate change could have an adverse effect on our operations and the demand for oil and natural gas.  See “Risk Factors — Risks Related to the Oil and Gas Industry — Legislative and regulatory initiatives related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.”

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight unconventional formations.  For additional information about hydraulic fracturing and related regulatory matters, see “Risk Factors— Risks Relating to the Oil and Gas Industry.”  Federal and state legislation and regulatory initiatives related to hydraulic fracturing could result in increased costs and additional operating restrictions or delays /cancellations in the completion of oil and gas wells.

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

The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require us to incur costs to remedy discharges.  Natural gas, oil or other pollutants, including salt water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities of oil and gas wells.  Discharged hydrocarbons may migrate through soil to fresh water aquifers or adjoining property, giving rise to additional liabilities.

A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing. These laws and regulations may impose liability in the event of discharges, including for accidental discharges, failure to notify the proper authorities of a discharge, and other noncompliance.  Compliance with such laws and regulations may increase the cost of oil and gas exploration, development and production; although we do not anticipate that compliance will have a material adverse effect on our capital expenditures or earnings.  Failure to comply with the requirements of the applicable laws and regulations could subject us to substantial civil and/or criminal penalties and to the temporary or permanent curtailment or cessation of all or a portion of our operations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund law,” imposes liability, regardless of fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where the release occurred and companies that transport, dispose, or arrange for disposal of the hazardous substance(s) released.  Persons who are or were responsible for releases of hazardous substances under CERCLA may be jointly and severally liable for the costs of cleaning up the hazardous substances and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  We could be subject to liability under CERCLA, including for jointly owned drilling and production activities that generate relatively small amounts of liquid and solid waste that may be subject to classification as hazardous substances under CERCLA.

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”) is the principal federal statute governing the treatment, storage and disposal of solid and hazardous wastes.  RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.  At present, RCRA includes an exemption that allows certain oil and natural gas exploration and production waste to be classified as nonhazardous waste.  A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s hazardous waste requirements.  At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. For example, in 2010 a petition was filed by the Natural Resources Defense Council with the Environmental Protection Agency (“EPA”) requesting that the agency reassess its prior determination that certain E&P wastes are not subject to the RCRA hazardous waste requirements. EPA has not yet acted on the petition and it remains pending. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur, perhaps significantly, increased operating expenses.

The Oil Pollution Act of 1990 (“OPA”), and regulations thereunder impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters.  The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages, including natural resource damages.  While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations.  Few defenses exist to the liability imposed by OPA. In addition, to the extent we acquire offshore leases and those operations affect state waters, we may be subject to additional state and local clean-up requirements or incur liability under state and local laws.  OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill.  We cannot predict whether the financial responsibility requirements under the OPA amendments will adversely restrict our proposed operations or impose substantial additional annual costs to us or otherwise materially adversely affect us.  The impact, however, should not be any more adverse to us than it will be to other similarly situated owners or operators.

The federal Clean Water Act (the “Clean Water Act”), imposes restrictions and controls on the discharge of produced waters and other oil and natural gas wastes into navigable waters.  Permits must be obtained to discharge pollutants into state and federal waters and to discharge fill and pollutants into regulated waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters of the United States has complicated, and will continue to complicate and increase the cost of, obtaining such permits or other approvals. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System (“NPDES”) program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters.  Further, the EPA, has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges.  Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.  The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.  We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

The Safe Drinking Water Act of 1974, as amended, establishes a regulatory framework for the underground injection of a variety of wastes, including bring produced and separated from crude oil and natural gas production, with the main goal being the protection of usable aquifers. The primary objective of injection well operating permits and requirements is to ensure the mechanical integrity of the wellbore and to prevent migration of fluids from the injection zone into underground sources of drinking water. Class II underground injection wells, a predominant storage method for crude oil and natural gas wastewater, are strictly controlled, and certain wastes, absent an exemption, cannot be injected into such wells.  Failure to abide by our permits could subject us to civil or criminal enforcement.  We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

The federal Clean Air Act (the “Clean Air Act”) and comparable state and local air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality.  Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws.  These laws generally require utilization of air emissions control equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment.  We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.  Over the next several years, we may be required to incur capital expenditures for air pollution control equipment or other air emissions-related issues.  EPA promulgated significant new New Source Performance Standards (“NSPS OOOO”) in 2012, which have added administrative and operational costs. EPA is reconsidering portions of NSPS OOOO and this process may result in additional federal control requirements. Colorado fully adopted NSPS OOOO in 2014. In addition, Colorado adopted new air regulations for the oil and gas industry effective April 14, 2014, that impose control and other requirements more stringent than NSPS OOOO. These new Colorado oil and natural gas air rules will likely increase our administrative and operational costs.

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

We do not believe that our environmental risks will be materially different from those of comparable companies in the oil and gas industry.  We believe our present activities substantially comply, in all material respects, with existing environmental laws and regulations.  Nevertheless, we cannot assure you that environmental laws will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect our financial condition and results of operations.  Although we maintain liability insurance coverage for liabilities from pollution, environmental risks, generally are not fully insurable.

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

In May 2010, the BLM adopted changes to its oil and gas leasing program that require, among other things, a more detailed environmental review prior to leasing oil and natural gas resources, increased public engagement in the development of master leasing and development plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process.  These changes have increased the amount of time and regulatory costs necessary to obtain oil and gas leases administered by the BLM. In addition, the BLM is currently conducting a rulemaking that will require, among other things, disclosure of chemicals and more stringent well integrity measures associated with hydraulic fracturing operations on public land. BLM has not indicated when it will issue a final rule. BLM also announced its intention to conduct a separate rulemaking to address venting and flaring of natural gas from oil and gas operations on public land. These hydraulic fracturing-related rulemakings may adversely affect our operations conducted on federal lands.

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

Risks Related to Our Company

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness. As of December 31, 2013, our total outstanding debt under our credit agreements and convertible debentures equaled $34.35 million, including $18.77 million outstanding under our credit agreements with Hexagon.  While transactions in 2014 have significantly reduced our debt, our degree of leverage could have important consequences, including the following:

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
●
we are vulnerable in the present downturn in general economic conditions and in our business, and we will likely be unable to carry out capital spending and exploration activities that are currently planned; and

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

Currently, a significant portion of our revenue after field level operating expenses is required to be paid to our lenders as debt service. Assuming we are able to consummate the restructuring contemplated by the Hexagon Settlement, the terms of the Replacement Note with Hexagon require us to pay $90,000 per month in debt service, representing a significant portion of our monthly operating cash flow. If we fail to make any such minimum payments, Hexagon may declare a default and accelerate the amounts due. In that event, all of our debt may be declared to be in default. We will seek to obtain additional capital through the sale of our equity or debt securities, the successful deployment of our cash on hand, bank lines of credit, joint ventures, and project financing. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be commercially reasonable. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price could be materially adversely affected.

We have historically incurred losses and cannot assure investors as to future profitability. We have historically incurred losses from operations during our history in the oil and natural gas business.  We had a cumulative deficit of approximately $115.94 million and $106.22 million as of December 31, 2013 and 2012, respectively.  Many of our properties are in the exploration stage, and to date we have established a limited volume of proved reserves on our properties.  Our ability to be profitable in the future will depend on successfully addressing our near-term capital need to refinance our term loan indebtedness and fund our 2014 capital budget, and implementing our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control.  Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required.  The business of oil and gas acquisition, drilling and development is capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital.  We believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, project financing, joint ventures, sale or lease of undeveloped acreage, or cash generated from oil and gas operations. We will seek to obtain additional capital through the sale of our equity or debt securities, the successful deployment of our cash on hand, bank lines of credit, joint ventures, and project financing.  Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be commercially reasonable.  If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price could be materially adversely affected.

We have limited management and staff and will be dependent upon partnering arrangements. We had eight employees at the end of December 31, 2013.  We leverage the services of independent consultants and contractors to perform various professional services, including engineering, oil and gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

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

The loss of our Chief Executive Officer, Chief Operating Officer, President, or Interim/Acting Chief Financial Officer could adversely affect us. We are dependent on the experience of our executive officers to guide the implementation of our operational objectives and growth strategy.  The loss of the services of any of these individuals could have a negative impact on our operations and our ability to implement our strategy. Our executive employment contracts include long term incentives to retain key personnel but retention of personnel is not guaranteed.

In addition to acquiring producing properties, we may also grow our business through the acquisition and development of exploratory oil and gas prospects, which is the riskiest method of establishing oil and gas reserves.  In addition to acquiring producing properties, we may acquire, drill and develop exploratory oil and gas prospects that may or may not be profitable to produce.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial, technical and operational risk.  The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded due to subsurface uncertainties and can increase significantly when market drilling costs rise.  Drilling may be unsuccessful for many reasons, including unexpected geological issues, poor reservoir quality, title problems, weather, cost overruns, equipment shortages, and operational/mechanical difficulties.  Moreover, the successful drilling or completion of an exploratory oil or gas well does not ensure a profit on investment.  Exploratory wells bear a much greater investment and operational risk than development wells.  We cannot assure you that our exploration, exploitation and development activities will result in profitable operations.  If we are unable to successfully identify, acquire and develop commercial, exploratory oil and gas prospects, our results of operations, financial condition and stock price may be materially adversely affected.

If oil or natural gas prices decrease or exploration and development efforts are unsuccessful, wells in progress are deemed unsuccessful, or major tracts of undeveloped acreage expire, or other similar adverse events occur, we may be required to write-down the carrying value of our developed properties. We use the full cost method of accounting whereby all costs related to the acquisition and development of oil and natural gas properties are capitalized into a single cost center referred to as a full cost pool.  These costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling wells, completing productive wells, or plugging and abandoning non-productive wells, costs related to expired leases, or leases underlying  producing and non-producing wells, and overhead charges directly related to acquisition and exploration activities.  Under the full cost method of accounting, capitalized oil and natural gas property that comprise the full cost pool, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves.  This ceiling test is performed at least quarterly.  Should the capitalized costs of the full cost pool exceed this ceiling, we would recognize impairment expense.  During the year ended December 31, 2013, we did not recognize an impairment charge.  Future write-downs could occur for numerous reasons, including, but not limited to reductions in oil and gas prices that lower the estimate of future net revenues from proved oil and natural gas reserves, revisions to reserve estimates, or from the addition of non-productive capitalized costs to the full cost pool that do not result in corresponding increase in oil and gas reserves.  Impairments of undeveloped acreage and plugging and abandonment of wells in progress are other areas where costs may be capitalized into the full cost pool, without any corresponding increase in reserve values; as such, these situations could result in future additional impairment expenses.

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

As of December 31, 2013, we had one hedging agreement in place, an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel.

Our large inventory of undeveloped acreage and large percentage of undeveloped proved reserves may create additional economic risk.  Our success is largely dependent upon our ability to develop our large inventory of future drilling locations, undeveloped acreage and undeveloped reserves. As of December 31, 2013, approximately 82% of our total proved reserves and 89% of our total acreage were undeveloped.  To the extent our drilling results are not as successful as we anticipate, natural gas and oil prices decline, or sufficient funds are not available to drill these locations and reserves, we may not capture the expected or projected value of these properties. In addition, delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the economic PV-10 value of and delay cash flow from our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.  Significant growth in the size and scope of our operations would place a strain on our financial, technical, operational and management resources.  The failure to continue to upgrade our technical, administrative, operating and financial staff and control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geologists, engineers and other professionals in the oil and gas industry could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

The actual quantities and present value of our proved reserves may be lower than we have estimated. In addition, the present value of future net cash flow from our proved reserves will not necessarily be the same as the current market value of our estimated proved oil and natural gas reserves. This annual report contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves contained in our filings with the SEC. The reserve estimate included in this annual report was prepared by our current reserve engineer consultant, reviewed by our Chief Operating Officer, Interim/Acting Chief Financial Officer, and geologist, and audited by RE Davis. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, cost basis, commodity pricing and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control. You should also not assume that our initial rates of production of our wells are representative of future overall production from other wells or over the life of the wells, or that early results suggesting lack of reservoir continuity will prove to be accurate.

You should not assume that the present value of future net cash flow referred to in this annual report is the current market value of our estimated oil and natural gas reserves.  In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on the un-weighted average of the closing prices during the first day of each of the year preceding the end of the fiscal year.  Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.  Any change in global markets consumption by oil or natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows.  The timing of both the production and the expenses from the development and production of our oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value.  In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor nor does it necessarily reflect discount factors used in the marketplace to assess asset values for the purchase and sale of oil and natural gas.

Properties that we acquire may not produce oil or natural gas as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.   One of our growth strategies is to pursue selective acquisitions of undeveloped acreage potentially containing oil and natural gas reserves.  If we choose to pursue an acquisition, we will perform a review of the target properties; however, these reviews are inherently incomplete as they are based on the quality, availability and interpretation of the reviewed data, the acumen and the assumptions of the evaluation personnel.  Generally, it is not feasible to review in depth every individual property, well, facility and/or file involved in each acquisition.  Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential.  We may not perform an inspection on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.  Even when problems are identified, we may not be able to obtain effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

All of our producing properties and operations are located in the DJ Basin region, making us vulnerable to risks associated with operating in one major geographic area.  All of our estimated proved reserves at December 31, 2013, and all of our 2013, 2012 and 2011 sales were generated in the DJ Basin in southeastern Wyoming, northeastern Colorado and southwestern Nebraska.  Although the area is a well-established oilfield infrastructure, as a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area.  In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the DJ Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions.  Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties.  Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

The marketability of our production is dependent upon transportation and processing facilities over which we may have no control. The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, rail service, and processing facilities in addition to competing oil and gas production available to 3rd party purchasers. We deliver crude oil and natural gas produced from these areas through trucking, gathering systems and pipelines, some of which we do not own. The lack of availability of capacity on third-party systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our production through firm transportation arrangements, third-party systems and facilities may be temporarily unavailable due to market conditions or mechanical reliability or other reasons, including adverse weather conditions or work-loads. Activist or other efforts may delay or halt the construction of additional pipelines or facilities. Third-party systems and facilities may not be available to us in the future at a price that is acceptable to us. Any significant change in market factors or other conditions affecting these infrastructure systems and facilities, as well as any delays in constructing new infrastructure systems and facilities, could delay production, thereby harming our business and, in turn, our results of operations, cash flows, and financial condition.

Our ability to produce crude oil and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations. Drilling and completion activities require the use of water. For example, the hydraulic fracturing process requires the use and disposal of significant quantities of water. In certain areas, there may be insufficient local aquifer capacity to provide a source of water for drilling activities. Water must be obtained from other sources and transported to the drilling site. Our inability to secure sufficient amounts of water, or to dispose of or recycle the water used in our operations, could adversely impact our operations in certain areas.

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

Unless we find new oil and gas reserves to replace actual production, our reserves and production will decline, which would materially and adversely affect our business, financial condition and results of operations. Producing oil and gas reservoirs generally are characterized by declining production rates and depletion that vary depending upon reservoir characteristics subsurface and surface pressures and other factors. Thus, our future oil and gas reserves and production and, therefore, our cash flow and revenue are highly dependent on our success in efficiently obtaining additional reserves. We may not be able to develop, find or acquire reserves to replace our current and future production at costs or other terms acceptable to us, or at all, in which case our business, financial condition and results of operations would be materially and adversely affected.

Part of our strategy involves drilling in existing or emerging unconventional shale plays using available horizontal drilling and completion techniques. The results of our planned exploratory and development drilling in these plays are subject to drilling and completion execution risks and drilling results may not meet our economic expectations for reserves or production. As a result, we may incur material write-downs and the value of our undeveloped acreage could decline if drilling results are unsuccessful.  Unconventional operations involve utilizing drilling and completion techniques as developed by ourselves and our service providers.  Risks that we face while drilling include, but are not limited to, not reaching the desired objective due to drilling problems, not landing our wellbore in the desired drilling zone or specific target, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the wellbore and being able to run tools and other equipment consistently through the horizontal wellbore.  Risks that we face while completing our wells include, but are not limited to, mechanical integrity, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the wellbore during completion operations, proper design and engineering vs. reservoir parameters, and successfully cleaning out the wellbore after completion of the final fracture stimulation stage.

Our in-house experience with horizontal well applications utilizing the latest drilling and completion techniques specifically in the Niobrara and/or Codell formations is limited; however, we contract local experts in the area to design, plan and conduct our drilling and completion operations.  Ultimately, the success of these drilling and completion techniques can only be developed over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, and/or natural gas and oil prices decline, the return on our investment in these areas may not be as attractive as we anticipate and we could incur material write-downs of undeveloped properties and the value of our undeveloped acreage could decline in the future.

The unavailability or high cost of drilling rigs, equipment supplies or personnel could adversely affect our ability to execute our exploration and development plans.  The oil and gas industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies or qualified personnel.  During these periods, the costs of and demand for rigs, equipment and supplies may increase substantially and their availability may be limited.  In addition, the demand for, and wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases.  The higher prices of oil and gas during the last several years have increased activity which has resulted in shortages of drilling rigs, equipment and personnel, which have resulted in increased costs and delays in the areas where we operate. If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration and development plans could be materially and adversely affected and, as a result, our financial condition and results of operations could be materially and adversely affected.

Covenants in our credit agreements impose significant restrictions and requirements on us.  Our three credit agreements contain a number of covenants imposing significant restrictions on us, including the maximum monthly payment requirement, restrictions on our repurchase of, and payment of dividends on, our capital stock and limitations on our ability to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets and create liens on our assets. These restrictions may affect our ability to operate our business, to take advantage of potential business opportunities as they arise and, in turn, may materially and adversely affect our business, financial conditions and results of operations.

We could be required to pay liquidated damages to some of our investors if we fail to maintain the effectiveness of a prior registration statement.  We could default and accrue liquidated damages under registration rights agreements covering approximately 3,200,000 shares of Common Stock if we fail to maintain the effectiveness of a prior registration statement as required in the agreements.  In such case, we would be required to pay monthly liquidated damages of up to $0.23 million. The maximum aggregate liquidated damages are capped at $1.37 million.  If we do not make a monthly payment within seven days after the date payable, we are required to pay interest at an annual rate of 18% on the unpaid amount. If we default under the registration rights agreement and accrue liquidated damages, we could be required to either raise additional outside funds through financing or curtail operations.

We are exposed to operating hazards and uninsured risks.  Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

●	fire, explosions and blowouts;
●	negligence of personnel,
●	weather
●	pipe or equipment failure;
●	abnormally pressured formations; and
●	environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

These events may result in substantial losses to us from:

●	injury or loss of life;
●	significantly increased costs;
●	severe damage to or destruction of property, natural resources and equipment;
●	pollution or other environmental damage;
●	clean-up responsibilities;
●	regulatory investigation;
●	penalties and suspension of operations; or
●	attorney's fees and other expenses incurred in the prosecution or defense of litigation.

We maintain insurance against some, but not all, of these risks.  We cannot assure you that our insurance will be adequate to cover these losses or liabilities.  We do not carry business interruption insurance. Losses and liabilities arising from uninsured or underinsured events may have a material adverse effect on our financial condition and operations.

The producing wells in which we have an interest occasionally experience reduced or terminated production.  These curtailments can result from mechanical failures, contract terms, pipeline and processing plant interruptions, market conditions,  operator priorities, and weather conditions, etc. and weather conditions.  These curtailments can last from a few days to many months.

We may be subject to risks in connection with acquisitions, and the integration of significant acquisitions may be difficult.   We periodically evaluate acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy.  The successful acquisition of producing properties requires an assessment of several factors, including:

●	recoverable reserves;
●	future oil and natural gas prices and their appropriate differentials;
●	well and facility integrity;
●	development and operating costs;
●	regulatory constraints and plans; and
●	potential environmental and other liabilities.

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

Significant acquisitions and other strategic transactions may involve other risks, including:

●	diversion of our management's attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;
●	challenge and cost of integrating acquired operations, information management and other technology systems and business cultures with those of ours while carrying on our ongoing business;
●	difficulty associated with coordinating geographically separate organizations;
●	challenge of attracting and retaining capable personnel associated with acquired operations; and
●
failure to realize the full benefit that we expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business.  Members of our senior management and other staff may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business.   If our senior management and staff are not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

Prospects in which we decide in which to participate may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return.  A prospect is a property in which we own an interest and contains what we believe, based on available reservoir, seismic and/or geological information, to be indications of commercial oil or natural gas.  Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional technical assessment, data acquisition and/or seismic data processing and interpretation.  There is no definitive method to predict in advance of drilling and testing and wider-scale development whether any particular prospect will yield oil or natural gas in sufficient quantities to be economically viable.  The use of reservoir, geologic and seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities.  We cannot assure you that the analysis we perform using data from other wells, more fully explored prospects or producing fields will be useful in predicting the characteristics and potential reserves associated with our drilling prospects.

Our reserve estimates will depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. The process of estimating oil and natural gas reserves is complex.  It requires interpretations of available technical data and many assumptions, including assumptions ranging from subsurface parameters to economic/market factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of reserves shown in these reports.

In order to prepare reserve estimates in its reports, our independent petroleum consultant projected production rates and timing of development expenditures.  Our independent petroleum consultant also analyzed available geological, geophysical, production and engineering data.  The extent, quality and reliability of this data can vary and may not be in our control.  The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, infrastructure, taxes and availability of funds.  Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from our estimates.  Any significant variance could materially affect the estimated quantities and present value of our reserves.  In addition, our independent petroleum consultant may adjust estimates of proved reserves to reflect production history, drilling results, prevailing oil and natural gas prices and other factors, many of which are beyond our control due in-part to SEC guidelines.

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

We must compete for such resources with both major oil and natural gas companies and independent operators. Virtually all of these competitors have financial and other resources substantially greater than ours.  We cannot assure you that such capital, materials and resources will be available when needed.  If we are unable to access capital, material and resources when needed, we risk suffering a number of adverse consequences, including:

●	the breach of our obligations under the oil and gas leases by which we hold our prospects and the potential loss of those leasehold interests;
●	loss of reputation in the oil and gas community;
●	inability to retain staff;
●	inability to attract capital;
●	a general slowdown in our operations and decline in revenue; and
●	decline in market price of our common shares.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production by providing and linking up induced flow paths for the oil and/or gas contained in the rocks.  We routinely use hydraulic fracturing techniques in many of our drilling and completion programs.  The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the federal Safe Drinking Water Act.  In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process.  Under the proposed legislation, this information would be available to the public via the internet, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.   At the state level, some states have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities.  Some counties in Colorado, for instance, have amended their land use regulations to impose new requirements on oil and gas development, while other local governments have entered memoranda of agreement with oil and gas producers to accomplish the same objective. Beyond that, in 2012, Longmont, Colorado prohibited the use of hydraulic fracturing. The oil and gas industry and the State are challenging that ban—and the authority of local jurisdictions to regulate oil and gas development—in court. In November 2013, four other Colorado cities and counties passed voter initiatives either placing a moratorium on hydraulic fracturing or banning new oil and gas development. These initiatives too are the subject of pending legal challenge. While these initiatives cover areas with little recent or ongoing oil and gas development, they could lead opponents of hydraulic fracturing to push for statewide referendums, especially in Colorado. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

Our operations may incur substantial expenses and resulting liabilities from compliance with environmental laws and regulations.  Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

●	require the acquisition of a permit before drilling or facility mobilization and commissioning, or injection or disposal commences;
●
restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production and processing activities, including new environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells;

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

In a volatile market, you may experience wide fluctuations in the market price of our Common Stock.  These fluctuations may have an extremely negative effect on the market price of our Common Stock and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our Common Stock in the open market.  In these situations, you may be required either to sell at a market price which is lower than your purchase price, or to hold our Common Stock for a longer period of time than you planned.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or oil and gas properties by using Common Stock as consideration.

We may not satisfy the NASDAQ Capital Market’s requirements for continued listing. If we cannot satisfy these requirements, NASDAQ could delist our Common Stock. Our Common Stock is listed on the NASDAQ Capital Market, under the symbol LLEX. To continue to be listed on NASDAQ, we are required to satisfy a number of conditions. In past years, we defaulted on several of these requirements and regained compliance only after we carried out capital-raising and other transactions. We cannot assure you that we will be able to satisfy the NASDAQ listing requirements in the future. If we are delisted from NASDAQ, trading in our Common Stock may be conducted, if available, on the “OTC Bulletin Board Service” or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our Common Stock, and our ability to raise future capital through the sale of our Common Stock or other securities convertible into our Common Stock could be severely limited. In addition, if our common stock were delisted from NASDAQ, our Common Stock could be considered a “penny stock” under the U.S. federal securities laws. Additional regulatory requirements apply to trading by broker-dealers of penny stocks that could result in the loss of an effective trading market for our Common Stock.

Our Common Stock may be subject to penny stock rules which limit the market for our Common Stock.  The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

Sales of a substantial number of shares of our Common Stock, or the perception that such sales might occur, could have an adverse effect on the price of our Common Stock. As of December 31, 2013, approximately 9% of our Common Stock was held by Hexagon, and 6 other investors hold more than 5% each. Sales by Hexagon or our other large investors of a substantial number of shares of our Common Stock into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our Common Stock.

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

There may be future dilution of our Common Stock. At June 1, 2014, we had outstanding options to purchase 14,636,424 shares of Common Stock exercisable at a weighted average exercise price of $7.24, warrants to purchase 18,233,049 shares of Common Stock exercisable at a weighted average exercise price of $5.24, and Debentures currently convertible into 3,665,859 shares of our Common Stock at a $2.00 conversion price (which include a full-ratchet anti-dilution provision that provides for the adjustment of the conversion price in the event we sell additional equity or convertible securities at a price that is below the $2.00 conversion price of the Debentures). In addition, on May 30, 2014 we entered into a settlement agreement pursuant to which we are committed to issuing 943,208 shares of Common Stock to Hexagon, and on June 6, 2014, TR Winston executed a commitment to purchase or effect the purchase by third parties of an additional $15 million in Preferred Stock.

If we sell additional equity or convertible debt securities, such sales could result in increased dilution to our existing stockholders and cause the price of our outstanding securities to decline. To the extent outstanding warrants or options to purchase Common Stock under our employee and director stock option plans are exercised, the price vesting triggers under the performance shares granted to our executive officers are satisfied, or additional shares of restricted stock are issued to our employees, holders of our Common Stock will experience dilution.

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

Parker v. Tracinda Corporation, Denver District Court, Case No. 2011CV561.  In November 2012, the Company filed a motion to intervene in garnishment proceedings involving Roger Parker, the Company’s former Chief Executive Officer and Chairman.  The Defendant has served various writs of garnishment on the Company to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested restricted stock.  The Company has asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to the Company.  As a result of bankruptcy proceedings filed by Mr. Parker, the garnishment proceedings have been stayed.  At this stage, we cannot express an opinion as to the probable outcome of this matter.

In re Roger A. Parker: Tracinda Corp. v. Recovery Energy, Inc. and Roger A. Parker, United States Bankruptcy Court for the District of Colorado, Case No. 13-10897-EEB. On June 10, 2013, Tracinda Corp. (“Tracinda”) filed a complaint (Adversary No. 13-01301 EEB) against the Company and Roger Parker in connection with the personal bankruptcy proceedings of Roger Parker, alleging that the Company improperly failed to remit to Tracinda certain property in connection with a writs of garnishment issued by the Denver District Court (discussed above). The Company filed an answer to this complaint on July 10, 2013. A trial date has not been set.

There are no other material pending legal proceedings to which we or our properties are subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

On November 2, 2011 our Common Stock began trading on the Nasdaq Global Market under the symbol "RECV."  Between September 25, 2009 and November 1, 2011 our stock traded on the OTC Bulletin Board under the symbol "RECV.OB." On December 1, 2013, in connection with our name changes our Common Stock began trading on the Nasdaq Global Market under the symbol "LLEX."

The following table shows the high and low reported sales prices of our Common Stock for the periods indicated.

	High	Low
	2013

Fourth Quarter	$2.74	$1.64
Third Quarter	$2.55	$1.49
Second Quarter	$1.88	$1.34
First Quarter	$2.35	$1.52

	2012

Fourth Quarter	$4.95	$1.40
Third Quarter	$4.75	$1.64
Second Quarter	$3.99	$2.25
First Quarter	$4.90	$2.31

On June 1, 2014, there were approximately 78 owners of record of our Common Stock.

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

Recent Sales of Unregistered Securities

The following issuances of the Company’s shares were made by the Company in 2013.

Period	Total shares purchased (1)		Weighted-average price paid per share	Total shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2013 – January 31, 2013	100,000		(1)	—	—
February 1, 2013 – February 28, 2013	129,202	(2)	$2.09	—
June 1, 2013 – June 30, 2013	1,000,000		(3)	—	—
July 1, 2013 –July 31, 2013	162,283	(2)	$1.71	—	—
August 1, 2013 – August 30, 2013	180,235	(2)	$1.57	—	—
November 1, 2013 – November 30, 2013	164,562	(2)	$1.84	—	—

(1)	Represents warrants issued as compensation under consulting agreements. The warrants have a strike price of $4.24 per share of Common Stock.
(2)	Represents shares issued as interest under the Debentures.
(3)	Represents 100,000 restricted shares of our Common Stock and 900,000 warrants with a strike price of $4.25, issued in connection with an investment banking agreement.

We have previously disclosed by way of quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC all other sales by us of our unregistered securities during 2013.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included in Part IV of this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item “1A. Risk Factors.”

General

Lilis Energy, Inc. is an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the Denver-Julesburg (“DJ”) Basin. Our business strategy is designed to create shareholder value by developing our undeveloped acreage and leveraging the knowledge, expertise and experience of our management team.

We principally target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally in Colorado, Nebraska, and Wyoming within the DJ Basin and, specifically, in the Greater Wattenberg field.

During the period ended March 31, 2014, the company generated the below unaudited financial results:

Three months ended March 31, 2014
Revenues
Oil sales	$700,087
Gas sales	87,666
Operating fees	34,728
Realized gain on commodity price derivatives	11,143
Total revenues	833,624

Costs and expenses
Production costs	416,323
Production taxes	93,680
General and administrative	3,343,052
Depreciation, depletion and amortization	388,635
Total costs and expenses	4,241,690

Loss from operations	(3,408,066)

Other Income (expenses)
Other income	53
Inducement expense	(6,165,475)
Convertible notes conversion derivative gain (loss)	1,150,000
Interest expense	(1,516,331)
Total other expenses	(6,531,753)

Net loss	$(9,939,819)

During the period ended March 31, 2014, the Company’s production information is as follows:

For the Three Months Ended March 31, 2014
Product
Oil (Bbl.)	8,455
Oil (Bbls)-average price (1)	$82.80

Natural Gas (MCF)-volume	10,997
Natural Gas (MCF)-average price (2)	$7.97

Barrels of oil equivalent (BOE)	10,288
Average daily net production (BOE)	114
Average Price per BOE (1)	$76.58

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Financial Condition and Liquidity

Information about our year-end financial position is presented in the following table (in thousands):

	Year ended December 31,
	2013	2012
Financial Position Summary
Cash and cash equivalents	$165	$970
Working capital (deficit)	$(12,696)	$(1,041)
Balance outstanding on term loans and convertible debentures payable	$34,511	$32,736
Shareholders’ equity	$5,518	$12,082

As of December 31, 2013, the Company had $18.77 million outstanding under its term loans with Hexagon, LLC (“Hexagon”) and $15.58 million outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”). Both the term loans and the Debentures were to mature on May 16, 2014.

Since December 31, 2013, the Company has consummated the following transactions: (i) on January 22, 2014, the Company completed a private placement of units consisting of one share of Common Stock and one three-year warrant to purchase one share of Common Stock for aggregate gross proceeds of $5,918,250, plus an additional $1,425,000 in proceeds committed by certain officers and directors of the Company, which we expect to be funded upon our receipt of the required shareholder approval; (ii) on January 31, 2014, the Company entered into a Debenture Conversion Agreement, under which $9.0 million in Debentures was immediately converted to Common Stock at a price of $2.00 per common share; (iii) on May 19, 2014, the Company received extensions from both Hexagon and the remaining Debenture holders of the maturity dates under the Company’s term loans and Debentures, respectively, from May 16, 2014 to August 15, 2014; (iv) on May 30, 2014, the Company and Hexagon entered into an agreement providing for the settlement of all amounts outstanding under the term loans, in exchange for two cash payments of $5.0 million each to be made by the Company to Hexagon, as well as the issuance to Hexagon of a two-year $6.0 million unsecured 8% note and 943,208 shares of unregistered Common Stock; (v) on May 30, 2014 the Company consummated a private placement to accredited investors of 8% Convertible Preferred Stock and three-year warrants to purchase Common Stock equal to 50% of the number of shares issuable upon full conversion of the Preferred Stock for gross proceeds of $7.50 million; (vi) on June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015; and (vii) on June 6, 2014, TR Winston executed a commitment to purchase or effect the purchase by third parties of an additional $15 million in Preferred Stock, which transaction is to be consummated within ninety (90) days. The consummation of these transactions has been partially reflected in the Company’s balance sheet via the classification of certain portions of the Hexagon term loans and Debentures as long-term debt. Absent these transactions, all such debt would have otherwise been classified as current liabilities.

The closing of these transactions provided the Company with working capital for general corporate purposes, as well as a portion of the initial capital requirements to initiate further development activities on two of its Wattenberg prospects. However, the Company will require additional capital to satisfy its obligations to Hexagon under the settlement agreement, to fund its current drilling commitments and capital budget plans, to help fund its ongoing overhead, and to provide additional capital to generally improve its working capital position. We anticipate that such additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain assets and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of capital budget. There is no assurance that any such funding will be available to the Company.

Cash Flows

Cash used in operating activities during the year ended December 31, 2013 was $1.21 million. Use of cash coupled with the cash used in investing activities, exceeded cash provided by financing activities by $0.80 million, and resulted in a corresponding decrease in cash.  This net use of cash contributed to a $1.65 million decrease in working capital as of December 31, 2013, compared to working capital as of December 31, 2012.

The following table compares cash flow items during the year ended December 31, 2013 to December 31, 2012 (in thousands):

	Year ended December 31,
	2013	2012
Cash provided by (used in):
Operating activities	$(1,218)	$(3,389)
Investing activities	(1,204)	(1,405)
Financing activities	1,617	3,056
Net change in cash	$(805)	$(1,738)

During the year ended December 31, 2013, net cash used in operating activities was $1.22 million, compared to $3.39 million during the year ended December 31, 2012, a decrease of cash used in operating activities of $2.17 million, or 63%.  The primary changes in operating cash during the year ended December 31, 2013 were $9.72 million of net loss, $0.18 million in a decrease in cash for other assets, offset by an increase of cash of $0.47 million for accounts receivable, $0.17 million for restricted cash, and $0.13 million in accounts payable and accrued expenses. The cash flows from operating activities were adjusted for non-cash charges of $2.39 million of depreciation, depletion, amortization and accretion expenses, $ 2.41 million of debt discount accretion, $0.68 million of amortization of deferred financing costs, $1.17 million issuance of stock for convertible debentures interest, $1.99 million for issuance of stock for services and compensation, and offset by a decrease in cash for a non-cash change in fair value of convertible debentures conversion option of $0.72 million.

During the year ended December 31, 2013, net cash used in investing activities was $1.20 million, compared to net cash used in investing activity of $1.41 million during the year ended December 31, 2012, a decrease of cash used in investing activities of $0.21 million, or 15%. The primary changes in investing cash during the year ended December 31, 2013 were an increase in cash of $0.64 million related to our sale of oil and gas properties which was offset by a decrease in cash of  $1.40 million of drilling expenditures, and $0.40 million in expenditures related to additions to oil and gas properties.

During the year ended December 31, 2013, net cash provided by financing activities was $1.62 million, compared to net cash provided by financing activities of $3.06 million during the year ended December 31, 2012, a decrease of $1.44 million, or 47%.  The changes in financing cash during the year ended December 31, 2013 were primarily due to proceeds from debt issuance of $2.18 million, which was partially offset by net repayments of debt of $0.56 million.

Capital Resources

The Company will require additional capital to fund its current capital obligations, capital budget plans, to help fund its ongoing. general and administrative and operating expenses and other cash requirements, and to provide additional capital to generally improve its working capital position. We anticipate that such additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain assets and by the development of certain undeveloped properties via arrangements with joint venture partners. If we are not successful in obtaining sufficient cash resources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring certain capital expenditures. There is no assurance that any such funding will be available to the Company.

During the year ended December 31, 2014, The Company has been provided three Joint Venture Authorization for Expenditure cash calls totaling $5.10 million by the operator of three horizontal wells in the North Wattenberg field. Per the terms of the JOA, if the Company does not generate enough capital from equity or debt raises, then the Company may be placed in non-pay status with the operator per a Notice of Default. Should this occur, after thirty days without cure, the operator may forward the Company a Notice of Non-Consent and will be imposed up to a 300% penalty to buy-back working interest in the new drilled wells.

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

The following table compares operating data for the fiscal year ended December 31, 2013 to December 31, 2012:

	Year ended December 31,
	2013	2012
Revenue
Oil sales	$4,312,325	$5,898,459
Gas sales	340,609	406,216
Operating fees	148,474	174,779
Realized (loss) gain on commodity price derivatives	(17,572)	780,135
Unrealized (loss) gain on commodity price derivatives	2,475	-
Total revenues	4,786,311	7,259,589

Costs and expenses
Production costs	1,217,853	1,421,177
Production taxes	263,437	227,455
General and administrative	4,965,279	4,331,328
Depreciation, depletion and amortization	2,388,871	4,549,303
Bad debt expense	-	77,957
Impairment of developed properties	-	26,658,707
Total costs and expenses	8,835,440	37,265,927

Loss from operations	(4,049,129)	(30,006,338)

Other income	11,062	5,896
Convertible notes conversion derivative gain	730,000	320,000
Interest expense	(6,410,996)	(8,056,232)

Net Loss	$(9,719,063)	$(37,736,674)

Total revenues

Total revenues were $4.79 million for the year ended December 31, 2013, compared to $7.26 million for the year ended December 31, 2012, a decrease of $2.47 million, or 34%. The decrease in revenues was due primarily to a decrease in production volumes. During the years ended December 2013 and 2012, production amounts were 62,513 and 98,567 BOE, respectively, a decrease of 36,054, or 37%. The decrease in production amounts were from several wells having an unusual amount of downtime from extreme weather and normal decline curves. The decrease was partially offset by an increase in overall average price per BOE to $74.43 in 2013 from $63.96 in 2012, an increase of $10.47 or 16%. Additionally, in 2013 the Company had decreases in realized gains from commodity price hedges and operating fees.

The following table shows a comparison of production volumes and average prices:

	For the Year Ended December 31,
	2013	2012
Product
Oil (Bbl.)	51,705	68,207
Oil (Bbls)-average price (1)	$83.4	$86.48

Natural Gas (MCF)-volume	64,845	182,160
Natural Gas (MCF)-average price (2)	$5.25	$2.23

Barrels of oil equivalent (BOE)	62,512	98,567
Average daily net production (BOE)	171	270
Average Price per BOE (1)	$74.43	$63.96

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$74.43	$63.96
Production costs per BOE	19.48	14.42
Production taxes per BOE	4.21	2.31
Depreciation, depletion, and amortization per BOE	38.21	46.15
Total operating costs per BOE	$61.90	$62.88
Gross margin per BOE	$12.53	$1.08

Gross margin percentage	17%	2%

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

As of December 31, 2013, the Company maintained an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel. Commodity price derivative realized losses were $0.01 million for the year ended December 31, 2013, compared to a realized gain of $0.78 million during the year ended December 31, 2012, a decrease in realized gains/losses of $0.79 million or 102%.  Commodity price derivative unrealized gains were $0.02 million for the year ended December 31, 2013, compared to no unrealized gains during the year ended December 31, 2012, an increase in unrealized gains of $0.02 million or 100%.

Production costs

Production costs were $1.22 million during the year ended December 31, 2013, compared to $1.42 million for the year ended December 31, 2012, a decrease of $0.20 million, or 14%.  Decrease in production costs in 2013 was from a decrease in the number of work overs, property improvements, and onsite work on productive wells.  Production costs per BOE increased to $19.48 in 2013 from $14.42 in 2012, an increase of $5.06 per BOE, or 35%.

Production taxes

Production taxes were $0.26 million for the year ended December 31, 2013, compared to $0.23 million for the year ended December 31, 2012, an increase of $0.03 million, or 13%.  Increase in production taxes was from a change in product mix per state.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE increased to $4.21 during the year ended December 31, 2013 from $2.31 during the year ended December 31, 2012, an increase of $1.90 or 82%.

General and administrative

General and administrative expenses were $4.97 million during the year ended December 31, 2013, compared to $4.33 million during the year ended December 31, 2012, an increase of $0.64 million, or 15%.  Non-cash general and administrative items for the year ended December 31, 2013 were $2.09 million compared to income of $0.40 million during the year ended December 31, 2012, an increase in non-cash expense of $2.49 million, or 623%.  In 2012, general and administrative included an adjustment to non-cash compensation expenses for our previous CEO for a net reduction in general and administrative expenses (non-cash compensation expense) of $3.16 million. The non-cash salary amount was offset by a decrease in non-cash consulting of $0.50 million and non-cash severance of $0.23 million. The cash general and administrative expenses were $2.88 million during the year ended December 31, 2013, compared to cash general and administrative expense of $4.47 million during the year ended December 31, 2012 a decrease of $1.59 million, or a decrease of 36%. The decrease in cash general and administrative expense was primarily a result of a reduction of employee count.

On November 15, 2012, Roger Parker retired from the Company as its Chief Executive Officer. At the time of his retirement, Mr. Parker had 1,350,000 shares of unvested Common Stock outstanding.  As a result of his separation from the Company, it was deemed improbable that these shares would vest to Mr. Parker in his capacity as an employee of the Company due to the termination of employment; however, it was deemed probable that these shares will vest under his separation agreement.  As a result, the Company reversed all of the compensation expense, in the amount of $6.75 million, associated with stock grants to Mr. Parker during his tenure as an employee.  In conjunction with Mr. Parker’s retirement, the Company and Mr. Parker entered into a separation agreement that provided, in part, for the payment of severance equal to one year of Mr. Parker’s salary. Pursuant to the termination agreement, the 1,350,000 shares of unvested restricted stock that would otherwise have been forfeited upon his termination where scheduled to vest in two tranches, 675,000 on May 15, 2013, and the remaining 675,000 on November 15, 2013, subject to Mr. Parker’s execution of a mutual release, and Mr. Parker’s availability to the Company for a minimum of 10 hours per week during the severance period on a consulting basis.  Thus, the Company recorded a consulting expense (in the amount of $3.59 million) related to the shares of stock that we expected to vest during the severance period of the separation agreement.  The net difference of these two amounts resulted in a reduction in 2012 general and administrative expenses (non-cash compensation expense) of $3.16 million. Currently, the shares are still considered unvested, pending, among other things, the conclusion of the legal proceedings discussed in Part I, Item 3, “Legal Proceedings.”

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $2.39 million during the year ended December 31, 2013, compared to $4.55 million during the year ended December 31, 2012, a decrease of $2.19 million, or 48%.  Decrease in depreciation, depletion, and amortization was from our total proved undeveloped reserves increasing in 2013 to 1,047 MBOE from 175 MBOE in 2012.  This increase of 872 MBOE or 498% reflects the current change in our expectations regarding whether we will have sufficient capital to support our current development plan.  As a result of this change, the proved undeveloped reserves that were recorded on a promoted basis in 2012 were restored to normal levels in 2013 with additional horizontal drilling. The increase in reserves was also affected by a decrease in production to 62,513 BOE in 2013, from 98,567 BOE in 2012, a decrease of 36,054, or 37%. Depreciation, depletion, and amortization per BOE decreased to $38.21 from $46.15, respectively, for the years ended December 31, 2013 and 2012, a decrease of $7.94, or 17%.

Impairment of developed properties

During the year ended December 31, 2013, the Company did not impair any of its evaluated properties.

During the year ended December 31, 2012, the Company impaired evaluated properties of $26.66 million. The 2012 impairment was a result of capitalized costs exceeding the standardized measure of reserve values, and in particular was related to the impairment of undeveloped acreage and wells in progress related to the Company's Chugwater prospect, in the total amount of $17.09 million, which were transferred to the full cost pool.  As a result of the Company’s review for impairment in its undeveloped acreage, the Company also transferred $5.94 million of undeveloped acreage costs relating principally to leases that have terms that expire throughout 2015 which the Company determined not to extend.  Furthermore, the Company reduced the PV-10 of the proved undeveloped reserve acreage pursuant to an assumption that certain farm-outs and joint ventures arrangements would be required in order to finance development of certain reserve, which reduced the production amounts for such reserves to 25% of the Company’s 100% ownership. As a result, the ceiling test performed by the Company yielded an increased impairment. The combination of these impairments and the respective transfers to the full cost pool resulted in a total 2012 impairment expense of $26.66 million.

Interest Expense

Interest expense was $6.41 million during the year ended December 31, 2013, compared to $8.06 million during the year ended December 31, 2012, a decrease of $1.65 million, or 20%.  Interest expense during December 31, 2013 and 2012, includes non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in Common Stock of $4.04 million and $4.85 million, respectively. Cash interest expense was $2.37 million, during the year ended December 31, 2013, compared to cash interest expense of $3.2 million, during the year ended December 31, 2012, remained consistent due to the level of debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Capital Budget

We anticipate an approximate $50.0 million capital budget for the period that runs through the end of 2014.  This entire capital budget is subject to the securing of adequate capital. Although we secured approximately $5.0 million  via the January Private Placement and an additional $7.50 million via the May Private Placement, some of the proceeds from these transactions were applied to the payment and servicing of our debt.   We anticipate that approximately $33.0 million of this budget will be allocated toward the exploitation of two unconventional reservoirs located in the Wattenberg field within the DJ Basin that will apply horizontal drilling in the Niobrara shale and Codell formations. The balance of our capital budget is anticipated to be directed principally toward the conventional reservoir developments including lower risk offset wells to existing production and higher risk exploration activities, which includes the procurement of seismic data.

The execution of, and results from, our capital budget are contingent on various factors, including, but not limited to the sourcing of capital, market conditions, oilfield services and equipment availability, commodity prices and drilling/ production results. Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget as the cash flow from the wells could provide additional capital which we may use to increase our capital budget.

Other factors that could impact our level of activity and capital expenditure budget include, but are not limited to, a reduction or increase in service and material costs, the formation of joint ventures with other exploration and production companies, the divestiture of non-strategic assets. We do not anticipate any significant expansion of our current DJ Basin acreage position in the near term; however, we are targeting attractive Wattenberg acquisitions.

Overview of Our Business, Strategy, and Plan of Operations

We have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell resource plays. We believe these assets offer the possibility of repeatable year-over-year success and significant and cost-effective production and reserve growth. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in the DJ Basin in Colorado, Nebraska, and Wyoming. Since early 2010, we have acquired and/or developed 25 producing wells. As of December 31, 2013 we owned interests in approximately 126,000 gross (112,000 net) leasehold acres, of which 114,000 gross (100,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin. We are primarily focused on our Wattenberg North and South Wattenberg Field assets which include attractive unconventional reservoir drilling opportunities in mature development areas with that offer low risk Niobrara and Codell formation productive potential. We also believe that our conventional reservoir development potential in our Silo- East, Hanson and Wilke/Lukassen well areas will yield competitive results. We expect to pursue an aggressive multi-well program.

Our intermediate goal is to create significant value via the investment of up to $50.0 million in our inventory of low and controlled-risk conventional and unconventional properties, while maintaining a low cost structure. To achieve this, our business strategy includes the following elements:

Pursuing the initial development of our Greater Wattenberg Field unconventional assets. We currently have two key unconventional reservoir properties located in the Greater Wattenberg field. We participated in the drilling of one non-operated horizontal well in our North Wattenberg asset during the fourth quarter of 2013, which was completed in the first quarter of 2014 and is now on post-frac production. We are also participating in three additional non-operated horizontal wells on this property that were drilled in the first quarter, 2014. We also plan to operate the drilling of two horizontal wells on our South Wattenberg property during the third quarter of 2014 in which we have a 50% working interest and a 25% working interest in two wells. Drilling activities on both properties will target the prolific and well established Niobrara and Codell formations. Subject to the securing of additional capital, we expect to participate in up to 18 wells in these two assets, with an expected investment that exceeds up to $26.0 million. As of June 1, 2014, the Company has participated in the following in the Watttenberg Field: 1) one horizontal well that is currently on-line, and 2) 3 horizontal wells that are drilled and commencing completion operations in 2nd Quarter 2014.

Extending the development of certain conventional prospects within our inventory of other DJ Basin properties. Subject to the securing of additional capital, we anticipate the expenditure of up to an additional $25.0 million in drilling and development costs on three of our DJ Basin assets where initial exploitation has yield positive results. Additional drilling activities will be conducted on each property in an effort to fully assess each property and define field productivity and economic limits.

Engaging in certain exploration activities, including geologic and geophysics projects, to define additional prospects within our inventory of DJ Basin properties that may have significant development upside. Subject to the securing of additional capital, we anticipate an expenditure of $2.0 to $5.0 million in 2014 to acquire seismic data on at least three key DJ Basin target areas to identify both conventional and unconventional drilling opportunities.

Controlling Costs. We seek to maximize our returns on capital employed by minimizing our production costs via prudent engineering and field management, and by closely monitoring general and administrative expenses. We also minimize initial capital expenditures on geological and geophysical overhead, seismic data, hardware and software by partnering with cost efficient operators that have already invested capital in such. We also outsource some of our technical functions in order to help reduce general and administrative and capital requirements.

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

Currently, our inventory of developed and undeveloped acreage includes approximately 12,000 net acres that are held by production, approximately 25,000 net acres, 61,000, 8,000 and 6,000 net acres that expire in the years 2014, 2015, 2016 and thereafter, respectively. Approximately 75% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at the option of the Company, via payment of varying, but typically nominal, extension amounts. However, due to our current liquidity issues, we may enter into one or more transactions to sell a significant number of leases, both developed and undeveloped, to enable us to pay down our outstanding debt or satisfy other financial obligations.

The business of oil and natural gas property acquisition, exploration and development is highly capital intensive and the level of operations attainable by an oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties to balance our existing organic cash flow. We will need to raise additional capital to fund our exploration and development budget. We will seek additional capital through the sale of our securities, through debt and project financing, joint venture agreements with industry partners, and through sale of assets. Our ability to obtain additional capital through new debt instruments, project financing and sale of assets may be subject to the repayment of our existing obligations.

We intend to use the services of independent consultants and contractors to provide various professional services, including land, legal, environmental, technical, investor relations and tax services. We believe that by limiting our management and employee costs, we may be able to better control lifting costs and retain general and administrative flexibility.

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

Obligations and Commitments

We had the following contractual obligations and commitments as of December 31, 2013 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Secured debt	$18,774	$10,663	$8,111	$-	$-
Interest on secured debt	716	66	650	-	-
Convertible debentures	15,580	-	15,580	-	-

Interest on convertible debentures	468	234	234	-	-
Operating leases	138	118	20	-	-
Total contractual cash obligations	$35,676	$11,081	$24,595	$-	$-

As discussed in previous sections of this report, a significant portion of the secured debt listed above was refinanced and restructured in March 2014. Likewise, approximately $9.0 million of the convertible debentures were converted to Common Stock in January 2014, and the remainder is expected to convert upon securing shareholder approval.

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

Use of Estimates

The financial statements included herein were prepared from our records in accordance with GAAP, and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We evaluate our estimates on an on-going basis and base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable.  Our most significant financial estimates are associated with our estimated proved oil and gas reserves, assessments of impairment imbedded in the carrying value of undeveloped acreage and proven properties, as well as valuation of Common Stock used in various issuances of Common Stock, options and warrants, and estimated derivative liabilities.

Oil and Natural Gas Reserves

We follow the full cost method of accounting.  All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool.  Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, impairment would be recognized.  Under the SEC rules, we prepared our oil and gas reserve estimates as of December 31, 2013, using the average, first-day-of-the-month price during the 12-month period ending December 31, 2013.

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

We believe estimated reserve quantities and the related estimates of future net cash flows are the most important estimates made by an exploration and production company such as ours because they affect the perceived value of our company, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements, including the quarterly calculation of depletion, depreciation and impairment of our proved oil and natural gas properties.  Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine anticipated future cash inflows and future production and development costs by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each quarter to the estimated quantities of oil and natural gas remaining to be produced as of the end of that quarter. We reduce expected cash flows to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used.  For example, the standardized measure calculation requires us to apply a 10% discount rate.  Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and natural gas properties, we make considerable effort to estimate our reserves, including through the use of independent reserves engineering consultants. We expect that quarterly reserve estimates will change in the future as additional information becomes available or as oil and natural gas prices and operating and capital costs change.  We evaluate and estimate our oil and natural gas reserves as of December 31 and quarterly throughout the year.  For purposes of depletion, depreciation, and impairment, we adjust reserve quantities at all quarterly periods for the estimated impact of acquisitions and dispositions.  Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period in which the reserves or net cash flow estimate changes.

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

Revenue Recognition

The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses and are included in oil and gas production expense in the accompanying consolidated statements of operations.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.  The Company uses its knowledge of its properties, its historical performance, NYMEX and local spot market prices, quality and transportation differentials, and other factors as the basis for these estimates.

Share Based Compensation

The Company accounts for share-based compensation by estimating the fair value of share-based payment awards made to employees and directors, including stock options restricted stock grants, and employees stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Chief Executive Officer (“CEO”), and Acting Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended, or Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of the CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2012. Management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter-ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of the persons who are our directors and executive officers as of June 5, 2014:

Name	Age	Position
Abraham “Avi” Mirman	44	Chief Executive Officer
Robert A. “Bob” Bell	55	President and Chief Operating Officer, Director
Eric Ulwelling	36	Acting Chief Financial Officer
Nuno Brandolini	60	Chairman of the Board of Directors
D. Kirk Edwards	59	Director
Bruce B. White	60	Director
Timothy N. Poster	44	Director

Abraham Mirman: Chief Executive Officer. Mr. Mirman has served as our Chief Executive Officer since April 2014, previously serving as our President since he joined the Company in September 2013. In addition, Mr. Mirman has served as the Managing Director, Investment Banking at T.R. Winston & Company, LLC since April 2013, and continues to devote a portion of his time to serving in that role. Between 2012 and February 2013, he served as Head of Investment Banking at John Thomas Financial, and between 2011 and 2012, he served as Head of Investment Banking at BMA Securities. Between 2006 and 2011, Mr. Mirman served as Chairman of the Board of Cresta Capital Strategies LLC. Mr. Mirman has extensive experience in financial and securities matters, including in obtaining financing for and providing financial advisory services to micro-cap public companies, including oil and gas and other energy companies.

Eric Ulwelling: Interim Chief Financial Officer. Mr. Ulwelling, who was appointed to the position of Interim Chief Financial Officer in May 2014, joined the Company in 2012 as Controller. From 2009-2011, Mr. Ulwelling served as a controller with Applied Natural Gas Fuels, Inc. From 2006 to 2009, he worked as an auditor with Singer Lewak, servicing publicly traded companies, and prior to that worked as an auditor with Pannell Kerr Forster. Mr. Ulwelling received a Bachelor of Science in Accounting from California State University of Fullerton, in 2002.

Robert A. Bell: President and Chief Operating Officer; Director. Mr. Bell was appointed to the position of President and Chief Operating Officer in April 2014, and has served as a member of our Board since February 2014. He has served as the President and Chief Executive Officer of Peak Operator LLC, a privately held heavy oil operator in Southern California, since October 2012, and continues to devote a portion of his time to serving in that role. Mr. Bell's career began in 1981 in technical and management roles with major oil companies including Exxon and Unocal through 1996. Mr. Bell progressed into both public and private, mid-cap and small-cap, oil and gas enterprise executive roles including vice president-exploitation/co-president of Plains E&P (PXP), president of Tri-Valley Oil & Gas (TIV), and vice-president of operations/co-owner of Bonanza Creek Oil & Gas (BCEI). He also gained valuable experience in service sector management roles including with Schlumberger. Mr. Bell's diverse engineering, management and executive experience is multi-disciplinary, global, spans large-scale developments to mature, marginal developments, and light oil, heavy oil and natural gas assets, and includes prior direct experience in the DJ Basin and unconventional reservoirs such as the Monterey and Bakken formations. Mr. Bell is a 1981 Petroleum & Natural Gas Engineering graduate from Penn State University. Mr. Bell has not held any other public company directorship positions in the past five years.

Director Qualifications:

●	Leadership Experience – President and Chief Executive Officer of Peak Operator LLC.
●
Industry Experience – Multiple executive roles in both public and private, mid-cap and small-cap, oil and gas enterprises including vice president-exploitation/co-president of Plains E&P (PXP), president of Tri-Valley Oil & Gas (TIV), and vice-president of operations/co-owner of Bonanza Creek Oil & Gas (BCEI).

Nuno Brandolini: Chairman of the Board of Directors. Mr. Brandolini was appointed to the board of directors in February 2014, and became chairman in April 2014. He is a general partner of Scorpion Capital Partners, L.P., a private equity firm. Prior to forming Scorpion Capital and its predecessor firm, Scorpion Holding, Inc., in 1995, Mr. Brandolini served as managing director of Rosecliff, Inc., a leveraged buyout fund co-founded by Mr. Brandolini in 1993. Mr. Brandolini served previously as a vice president in the investment banking department of Salomon Brothers, Inc., and a principal with the Batheus Group and Logic Capital, two venture capital firms. Mr. Brandolini began his career as an investment banker with Lazard Freres & Co. Mr. Brandolini is a director of Cheniere Energy, Inc. (NYSE MKT: LNG), a Houston-based company primarily engaged in LNG related businesses. Mr. Brandolini received a law degree from the University of Paris and an M.B.A. from the Wharton School.

Director Qualifications:

●	Leadership Experience – Executive positions with several private equity firms, and board position with Cheniere Energy, Inc.
●	Industry Experience – Service on the board of Cheniere Energy, Inc., as well as personal investments in the oil and gas industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of the Company and persons who own more than 10% of the Company’s Common Stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in Common Stock, as well as changes in that ownership. Based solely on its review of reports and written representations that the Company has received, the Company believes that all required reports were timely filed during 2013 and the portion of 2014 preceding the date of this Annual Report, except that filings under Section 16(a) with respect to the following transactions were not timely:

●
The appointment of Eric Ulwelling as an executive officer of the Company on February 6, 2012, and the following grants to Mr. Ulwelling after such appointment:
-   16,667 shares of Common Stock on February 6, 2012.
-   16,667 shares of Common Stock on November 23, 2012.
-   8,333 shares of Common Stock on May 6, 2013.
-   25,000 shares of Common Stock on May 10, 2013.
-   30,000 shares of Common Stock on October 16, 2013.
-   6,500 shares of Common Stock on February 5, 2014.

●	The following sales by Mr. Ulwelling: - 3,000 shares of Common Stock on May 22, 2013. - 5,000 shares of Common Stock on November 22, 2013. - 1,200 shares of Common Stock on December 5, 2013.

●	The appointment of Abraham Mirman as an executive officer of the Company on September 16, 2013.

●	The grant to Abraham Mirman on September 16, 2013 of 100,000 restricted shares of Common Stock.

●
The purchase by Abraham Mirman on January 31, 2014, of 110,861 shares of the Company’s common stock and 110,861 warrants to purchase Common Stock in connection with Mr. Mirman’s conversion of Debentures.

●
The following grants to Bruce B. White:
-   On April 24, 2014 of 13,378 restricted shares of Common Stock.
-   On June 20, 2013 of 31,250 restricted shares of Common Stock.
-   On April 24, 2013 of 25,641 restricted shares of Common Stock.

●	The grant to D. Kirk Edwards on June 20, 2013 of 31,250 restricted shares of Common Stock.

●	The grant to W. Phillip Marcum on June 20, 2013 of 93,750 restricted shares of Common Stock.

●	The grant to A. Bradley Gabbard on June 20, 2013 of 93,750 restricted shares of Common Stock.

●	The grant to Timothy N. Poster on June 20, 2013 of 31,250 restricted shares of Common Stock.

●	The purchase by A. Bradley Gabbard on June 18, 2013 of Debentures convertible into 51,292 shares of Common Stock.

●	The purchase by W. Phillip Marcum on June 18, 2013 of Debentures convertible into 51,292 shares of Common Stock.

●	The appointment of Nuno Brandolini and Robert A. Bell to the Board on February 13, 2014.

The Board of Directors and Committees Thereof

Our board of directors conducts its business through meetings and through its committees. Our board of directors held 19 meetings in 2013.  Each director attended at least 75% of the meetings of the Board held after such director’s appointment. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

Affirmative Determinations Regarding Director Independence and Other Matters

Our board of directors follows the standards of independence established under the rules of The NASDAQ Stock Market® (“NASDAQ”) in determining if directors are independent and has determined that four of our current directors, Timothy N. Poster, D. Kirk Edwards, Bruce B. White and Nuno Brandolini are “independent directors” under those rules.  Robert A. Bell was an “independent director” prior to his appointment in April 2014 as our president and chief operating officer. No independent director receives, or has received, any fees or compensation from us other than compensation received in his or her capacity as a director. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the board of directors in determining that any of the directors are independent.

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

Compensation Committee

Our compensation committee currently consists of Mr. Edwards, Mr. Poster and Mr. White. Mr. Poster is chair of the compensation committee. The compensation committee met once during 2013, but on several occasions met separately in connection with a meeting of the full board, and acted by written consent thereafter. The compensation committee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation committee also reviews and approves short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the committee reviews our compensation and benefit philosophy, plans and programs on an as-needed basis. In reviewing our compensation and benefits policies, the compensation committee may consider the recruitment, development, promotion, retention, compensation of executive and senior officers of the Company, trends in management compensation and any other factors that it deems appropriate. The compensation committee may engage consultants in determining or recommending the amount of compensation paid to our directors and executive officer. The compensation committee is governed by a written charter that is reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.lilisenergy.com under “Investors.”

Audit Committee

Our audit committee currently consists of Mr. Edwards, Mr. Poster and Mr. White.  Mr. Edwards is currently the audit committee chair and meets the definition of an audit committee financial expert. The board has determined that each of Mr. Edwards, Mr. Poster and Mr. White is independent as required by NASDAQ for audit committee members. The audit committee is governed by a written charter that is reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.lilisenergy.com under “Investors.”

Communications with the Board of Directors

Stockholders may communicate with our board of directors or any of the directors by sending written communications addressed to the board of directors or any of the directors, Lilis Energy, Inc., 1900 Grant Street, Suite #720, Denver, CO 80203, Attention: Corporate Secretary. All communications are compiled by the corporate secretary and forwarded to the board or the individual director(s) accordingly.

Nomination of Directors

Our board of directors has not established a nominating committee because the board believes that it is unnecessary in light of the board’s small size. In the event that vacancies on our board of directors arise, the board considers potential candidates for director, which may come to the attention of the board through current directors, professional executive search firms, stockholders or other persons.  Our board does not set specific, minimum qualifications that nominees must meet in order to be recommended as directors, but believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of our board.  We do not have any formal policy regarding diversity in identifying nominees for a directorship, but consider it among the various factors relevant to any particular nominee.  We do not discriminate based upon race, religion, sex, national origin, age, disability, citizenship or any other legally protected status. In the event we decide to fill a vacancy that exists or we decide to increase the size of the board, we identify, interview and examine appropriate candidates.  We identify potential candidates principally through suggestions from our board and senior management.  Our chief executive officer and board members may also seek candidates through informal discussions with third parties.  We also consider candidates recommended or suggested by stockholders.

The board will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth below under the caption “Stockholder Proposals” in this Annual Report to our corporate secretary, Lilis Energy, Inc., 1900 Grant Street, Suite #720, Denver, CO 80203, Attention: Corporate Secretary. The board considers properly submitted stockholder nominations for candidates for the board of directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the board and the materials provided by a stockholder to the corporate secretary for consideration of a nominee for director are forwarded to the board. All candidates are evaluated at meetings of the board. In evaluating such nominations, the board seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the board of directors. The board considers candidates with excellent decision-making ability, business experience, personal integrity and reputation. Our management recommended our incumbent directors for election at our 2014 annual meeting. We did not receive any other director nominations.

Stockholder Proposals

Notice of any stockholder proposal that is intended to be included in the Company’s proxy statement and form of proxy for our 2015 annual meeting of stockholders must be received by our corporate secretary no later than 120 days prior to the date that is one year after the date we mail our 2014 proxy statement. Such notice must be in writing and must comply with the other provisions of Rule 14a-8 under the Securities Exchange Act of 1934. Any notices regarding stockholder proposals must be received by the Company at its principal executive offices at 1900 Grant Street, Suite #720, Denver, CO 80203, Attention: Corporate Secretary. In addition, if a stockholder intends to present a proposal at the 2014 annual meeting without including the proposal in the proxy materials related to that meeting, and if the proposal was not received by the deadline set forth in the 2013 proxy materials, then the proxy or proxies designated by our board of directors for the 2014 annual meeting may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code codifies the business and ethical principles that govern all aspects of our business. A copy of the Code is available on our website at www.lilisenergy.com under “Investor Relations” and “Corporate Governance.” We undertake to provide a copy of the Code to any person, at no charge, upon a written request. All written requests should be directed to: Lilis Energy, Inc., 1900 Grant Street, Suite #720, Denver, CO 80203, Attention: Corporate Secretary.

Board Leadership Structure

The board’s current leadership structure separates the positions of chairman and principal executive officer. The board has determined our leadership structure based on factors such as the experience of the applicable individuals, the current business and financial environment faced by the Company, particularly in view of its financial condition and industry conditions generally and other relevant factors. After considering these factors, we determined that separating the positions of chairman of the board and principal executive officer is the appropriate leadership structure at this time. The board is currently responsible for the strategic direction of the Company. The chief executive officer is currently responsible for the day to day operation and performance of the company.  The board feels that this provides an appropriate balance of strategic direction, operational focus, flexibility and oversight.

The Board’s Role in Risk Oversight

It is management’s responsibility to manage risk and bring to the board’s attention any material risks to the company. The board has oversight responsibility for the Company's risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation for Fiscal Year 2013

The compensation earned by our executive officers for fiscal 2013 consisted of base salary and long-term incentive compensation consisting of awards of stock grants.

Summary Compensation Table

The table below sets forth compensation paid to our executive officers for the 2013 and 2012 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Other Compensation(3)	Total
Abraham Mirman	2013	$50,000	$-	$245,000	$804,400	$4,000	$1,103,400
(president from September 2013 to April 2014; chief executive officer from April 2014 to present)	2012	$-	$-	$-	$-	$-	$-

W. Phillip Marcum	2013	70,000	-	150,000	261,873	18,000	499,873
(chief executive officer)(4)	2012	-	-	-	-	-	-

A. Bradley Gabbard(5)	2013	70,000	-	150,000	261,873	18,000	499,873
(chief financial officer; president)(5)	2012	182,146	-	199,999	-	5,275	387,420

(1)
Represents restricted stock awards under our EIP. The grant date fair values for restricted stock awards were determined by multiplying the number of shares awarded times the Company’s stock price on the date of grant.

(2)	The dollar amounts indicated represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures.
(3)	Reflects reimbursement of health insurance premiums.
(4)	Mr. Marcum resigned his positions with the Company effective as of April 18, 2014.
(5)	Mr. Gabbard resigned his positions with the Company effective as of May 16, 2014.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised option exercisable	Number of securities underlying options unexercisable		Equity incentive plan awards; Number of securities underlying unexercised unearned options		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)		(#)		($)		(#)	($)	(#)		($)
Abraham Mirman	-	-		2,000,000	(1)	$2.45	(2)	-	-	-		-
				600,000	(1)	$2.45	(2)
A. Bradley Gabbard	100,000	200,000	(3)	-		$1.60	-	-	-	93,750	(4)	$150,000
W. Phillip Marcum	100,000	200,000	(3)	-		$1.60	-	-	-	93,750	(5)	$150,000

(1)	Vesting is based on the achievement of certain performance metrics as set forth in Note 13 “Share Based and Other Compensation” of the financial statements included herewith.
(2)
Options expire upon the earlier of (a) five (5) years from the date they vest and become exercisable or (b) September 16, 2023. See Note 13 “Share Based and Other Compensation” of the financial statements included herewith for a discussion of the circumstances under which the options will vest.

(3)
Subject to vesting as follows: 100,000 were to vest on June 25, 2014 and 100,000 were to vest on June 25, 2015. Upon the termination of Mr. Gabbard’s employment on May 16, 2014, all unvested options held by Mr. Gabbard were terminated pursuant to the terms of the EIP. Pursuant to the Separation Agreement entered into in connection with the termination of Mr. Marcum’s employment, all unvested options held by Mr. Marcum vested immediately.

(4)	All 93,750 shares vested April 15, 2014.
(5)	Pursuant to the Separation Agreement entered into in connection with the termination of Mr. Marcum’s employment, all 93,750 shares were forfeited in exchange for a lump sum payment of $150,000.

Employment Agreements and Other Compensation Arrangements

2012 Equity Incentive Plan (“EIP”)

Our Board and stockholders approved our 2012 Equity Incentive Plan (“EIP”) in August 2012. The EIP provides for grants of equity incentives to attract, motivate and retain the best available personnel for positions of substantial responsibility; to provide additional incentives to our employees, directors and consultants; and to promote the success and growth of our business. Equity incentives that may be granted under our EIP include: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights (“SARs”); (iv) restricted stock awards; (v) restricted stock units; and (vi) unrestricted stock awards.

Our compensation committee believes long-term incentive-based equity compensation is an important component of our overall compensation program because it:

●	rewards the achievement of our long-term goals;
●	aligns our executives’ interests with the long-term interests of our stockholders;
●	aligns compensation with sustained long-term value creation;
●	encourages executive retention with vesting of awards over multiple years; and
●	conserves our cash resources.

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

Under our EIP, originally 900,000 shares of our Common Stock were available for issuance. At the annual meeting of stockholders held on June 27, 2013, the Company’s stockholders approved an amendment to the EIP to increase the number of common shares available for grant under the EIP from 900,000 shares to 1,800,000 shares. At a special meeting of stockholders held on November 13, 2013, the stockholders approved an amendment to the EIP to increase the number of common shares available for grant under the EIP from 1,800,000 shares to 6,800,000 shares and to increase the number of common shares eligible for grant under the EIP in a single year to a single participant from 1,000,000 shares to 3,000,000 shares.  The number of shares issued or reserved pursuant to our EIP is subject to adjustment as a result of certain mergers, exchanges or other changes in our Common Stock.

As of December 31, 2013, 118,801 shares were available for issuance under the EIP.

During 2013, the compensation committee made grants of restricted stock and stock options under the EIP, including those to our directors and named executive officers set forth in the table below, subject to the vesting requirements set forth below.

Name	Restricted Stock Grant Value		Stock Option Grant Value
A. Bradley Gabbard	$150,000	(1)	$261,873	(4)
Abraham Mirman	245,000	(2)	659,000	(5)
W. Phillip Marcum	$150,000	(3)	$261,873	(4)

(1)	All 93,750 shares vested April 15, 2014.
(2)	These grants will vest, subject to performance thresholds detailed in his employment agreement.
(3)	Pursuant to the Separation Agreement entered into in connection with the termination of Mr. Marcum’s employment, all 93,750 shares were forfeited in exchange for a lump sum payment of $150,000.
(4)	Calculated using a grant date fair value of $0.872 per share. We calculated the grant date fair value using a Black-Scholes model.
(5)
Calculated using a grant date fair value of $0.3025 for 2,000,000 options, and $0.09 for 600,000 options, based on an independent valuation expert. See Note 13 “Share Based and Other Compensation” of the financial statements included herewith.

Employment Agreements and Other Arrangements

Messrs. Marcum and Gabbard

The Company entered into Employment Agreements with Mr. Marcum and Mr. Gabbard on June 20, 2013. The Employment Agreements contemplated that each of Mr. Marcum and Mr. Gabbard would receive an annual salary of $220,000, of which $150,000 would be payable in periodic installments in accordance with the Company’s regular payroll practices, and $70,000 would be paid in lump sum at the end of then-current fiscal year, or, in the sole discretion of the Board, prorated over the one year period upon completion of a financing transaction. Each executive was eligible for a performance bonus in an amount up to 50% of annual base compensation payable on an annual basis and subject to determination by the compensation committee of the Board, based on the achievement by the Company of performance goals established by the compensation committee for the preceding fiscal year, which may include targets related to the Company’s earnings before interest, taxes, depreciation and amortization, hydrocarbon production level, and hydrocarbon reserve amounts.  Each executive also received an incentive grant of 300,000 stock options with a fair market value exercise price (as defined in the EIP), with one-third vesting immediately and two-thirds vesting in two annual installments on each of the next two anniversaries of the grant date, in each case subject to approval by the shareholders of the Company.  Such stock options were to vest 100% upon a termination of employment by the Company without cause, by the executive for good reason, upon a change of control of the Company or upon the death or disability of executive, provided that such vesting be subject to approval by the shareholders of the Company. Each executive was also eligible to participate in all incentive, retirement, profit-sharing, life, medical, dental, disability and other benefit plans and programs as are from time to time generally available to executives of the Company with comparable responsibilities, subject to the provisions of those programs.  Any such benefits will be paid for by the Company. Upon a termination due to death or disability, a termination initiated by the executive for any reason except for good reason, or a termination initiated by the Company with cause, the Company’s obligation to pay any compensation or benefits ceases on the separation date. If the separation was initiated by the executive for good reason or by the Company for any reason other than cause, the Company would continue to pay the executive’s monthly salary as then in effect for a period equal to twelve (12) months commencing on the separation date.

As a result of the Company’s liquidity position, each of Mr. Marcum and Mr. Gabbard agreed to take 93,750 shares of Common Stock (based upon the closing price of $1.60 on June 24, 2013) in lieu of his respective base salary of $150,000 for 2013 (including amounts deferred to date), which shares were scheduled to vest on April 15, 2014.

On April 24, 2014, the Company entered into a separation agreement (the “Marcum Agreement”) with Mr. Marcum in connection with his departure from the Company. The Marcum Agreement provides, among other things, that, consistent with his resignation for good reason under his Employment Agreement, (i) the Company will pay him 12 months of severance through payroll continuation, in the gross amount of $220,000, less all applicable withholdings and taxes, (ii) that all stock options held by Mr. Marcum as of the time of his termination immediately vested, and (iii) that Mr. Marcum will remain eligible to receive any performance bonus granted by the Company to its senior executives with respect to Company and/or executive performance in 2013. In addition, the Marcum Agreement provides that the Company will pay Mr. Marcum $150,000 in accrued base salary for his service in 2013, less all applicable withholdings and taxes, in exchange for Mr. Marcum’s forfeiture of the 93,750 shares of unvested restricted Common Stock of the Company that was issued to Marcum in June 2013 in lieu of such base salary. Mr. Marcum may elect to apply amounts payable under the Marcum Agreement against his commitment to invest $125,000 in the Company’s previously disclosed private offering, upon shareholder approval of the participation of the Company’s officers and directors in that offering. The Marcum Agreement also contains certain mutual non-disparagement covenants, as well as certain mutual confidentiality, non-solicitation and non-compete covenants. In addition, Mr. Marcum and the Company each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or presently may have, including claims relating to Mr. Marcum’s employment. The Marcum Agreement effectively terminated the Employment Agreement entered into between Mr. Marcum and the Company.

Mr. Mirman

In connection with his appointment as the Company’s President, the Company entered into an Employment Agreement with Mr. Mirman (the “Mirman Agreement”) dated September 16, 2013.  The Mirman Agreement provides, among other things, that Mr. Mirman would receive an annual salary of $240,000 which was deferred until the Company successfully consummated a financing of any kind of not less than $2 million in gross proceeds.   Additionally, he was granted 100,000 shares of Common Stock, which vested immediately and are fully paid and non-assessable as an inducement for joining the Company.  Mr. Mirman was granted an option to purchase 600,000 shares of Common Stock of the Company, at a strike price equal to the Company’s closing share price on the September 16, 2013, which become exercisable upon the date the Company receives gross cash proceeds or drawing availability of at least $30,000,000, measured on a cumulative basis and including certain restructuring transactions.  Mr. Mirman was provided an incentive bonus package and an additional stock option grant, which will be granted once certain conditions specified in the Mirman Agreement are met.

Mr. Bell

In connection with his appointment as President and Chief Operating Officer, the Company entered into an employment agreement with Mr. Bell (the “Bell Agreement”), which has an initial term of three years, provides for an annual base salary of $240,000 subject to adjustment by the Company, as well as a signing bonus of $100,000 and 100,000 shares of Common Stock, subject to certain conditions set forth in the Bell Agreement. In addition, Mr. Bell will receive an equity incentive bonus consisting of a non-statutory stock option to purchase up to 1,500,000 shares of Common Stock and a cash incentive bonus of up to $1,000,000, both subject to Mr. Bell’s continued employment. In addition, Mr. Bell’s incentive bonuses are subject to the Company’s achievement of certain production thresholds set forth in the Bell Agreement. The Bell Agreement effectively terminates the Independent Director Appointment Agreement between Mr. Bell and the Company, effective as of March 1, 2014. Mr. Bell remained a member of the Board, but will no longer be considered a non-employee director.

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

Based on these objectives, the compensation committee has recommended an executive compensation program that includes the following components:

●
a base salary at a level that is competitive with the base salaries being paid by other oil and natural gas exploration and production enterprises that have characteristics similar to the Company and could compete with the Company for executive officer level employees;

●
annual incentive compensation to reward achievement of the Company's objectives, individual responsibility and productivity, high quality work, reserve growth, performance and profitability and that is competitive with that provided by other oil and natural gas exploration and production enterprises that have some characteristics similar to the Company; and

●
long-term incentive compensation in the form of stock-based awards that is competitive with that provided by other oil and natural gas exploration and production enterprises that have some characteristics similar to the Company.

As described below, the compensation committee periodically reviews data about the compensation of executives in the oil and gas industry. Based on these reviews, we believe that the elements of our executive compensation program have been comparable to those offered by our industry competitors.

Elements of Lilis’s Compensation Program
The three principal components of the Company’s compensation program for its executive officers, base salary, annual incentive compensation and long-term incentive compensation in the form of stock-based awards, are discussed below.

Base Salary.
Base salaries (paid in cash) for our executive officers have been established based on the scope of their responsibilities, taking into account competitive market compensation paid by our peer companies for similar positions. We have reviewed our executives’ base salaries in comparison to salaries for executives in similar positions and with similar responsibilities at companies that have certain characteristics similar to the Company. Base salaries are reviewed annually, and typically are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and other criteria.

The compensation committee reviews with the chief executive officer his recommendations for base salaries for the named executive officers, other than himself, each year. New base salary amounts have historically been based on an evaluation of individual performance and expected future contributions to ensure competitive compensation against the external market, including the companies in our industry with which we compete. The compensation committee has targeted base salaries for executive officers, including the chief executive officer, to be competitive with the base salaries being paid by other oil and natural gas exploration and production enterprises that have some characteristics similar to the Company. We believe this is critical to our ability to attract and retain top level talent.

Long Term Incentive Compensation.
We believe the use of stock-based awards creates an ownership culture that encourages the long-term performance of our executive officers. Our named executive officers generally receive a stock grant upon becoming an employee of the Company. These grants vest over time.

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

Compensation of Directors

The table below sets forth the compensation earned by our non-employee directors during the 2013 fiscal year. There were no non-equity incentive plan compensation, stock options, change in pension value or any non-qualifying deferred compensation earnings during the 2013 fiscal year.

Name	Fees Earned or Paid in Cash Compensation	Stock Awards	Option Awards	All Other Compensation	Total
Timothy N. Poster	$-	$90,000	$213,690	$-	$303,690
Bruce B. White	$-	$90,000	$213,690	$-	$303,690
D. Kirk Edwards	$-	$90,000	$213,690	$-	$303,690

We have entered into independent director agreements with each of our non-employee directors. Pursuant to these agreements, we generally pay each of our non-employee directors’ annual cash compensation of $40,000 (payable quarterly), and an additional $10,000 per year (payable quarterly) to the chairman of each of our audit and compensation committees (currently Mr. Edwards and Mr. Poster, respectively). In 2013, our directors agreed to receive restricted shares of our common stock in lieu of their cash compensation, and for each director to receive restricted shares equal to $50,000 as of the date of grant (without regard to additional fees payable to the chairs of committees). Accordingly, the Company granted Mr. Poster, Mr. Edwards and Mr. White each 31,250 shares on June 20, 2013.

In addition, on each anniversary of the date an independent director was initially appointed to our board (June 1, 2010 for Mr. Poster, April 24, 2012 for Mr. White, and May 18, 2012 for Mr. Edwards), so long as such director continues to be an independent director on such date, we issue to such director a number of shares of our Common Stock equal to $40,000 divided by the most recent closing price per share prior to the date of each annual grant. These grants are fully vested upon issuance. Accordingly, the Company granted Mr. Poster 24,096 shares on June 3, 2013, granted Mr. Edwards 23,810 shares on May 20, 2013, and granted Mr. White 25,641 on April 24, 2013.

The agreements permit a director to engage in other business activities in the energy industry, some of which may be in conflict with the best interests of Lilis Energy, and also states that if a director becomes aware of a business opportunity, he has no affirmative duty to present or make such opportunity available to the Company, except as may be required by his fiduciary duty as a director or by applicable law.

Indemnification of Directors and Officers

Pursuant to our certificate of incorporation we provide indemnification of our directors and officers to the fullest extent permitted under Nevada law.  We believe that this indemnification is necessary to attract and retain qualified directors and officers.

Narrative Disclosure of Compensation Policies and Practices as they Relates to Risk Management

In accordance with the requirements of Regulation S-K, Item 402(e), to the extent that risks may arise from our compensating policies and practices that are reasonably likely to have a material adverse effect on the Company, we are required to discuss these policies and practices for compensating our employees (including employees that are not named executive officers) as they relate to our risk management practices and the possibility of incentivizing risk-taking.  We have determined that the compensation policies and practices established with respect to our employees are not reasonably likely to have a material adverse effect on the Company and, therefore, no such disclosure is necessary.  The compensation committee and the board for directors are aware of the need to routinely assess our compensation policies and practices and will make a determination as to the necessity of this particular disclosure on an annual basis.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents the securities authorized for issuance under our equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	—		—	1,208,384
Equity compensation plans not approved by security holders	900,000	(2)	$4.25	—
Total	—		—	1,208,384

(1)	Represents securities available for issuance under our EIP as of December 31, 2013.
(2)	Represents warrants issued to TR Winston in connection with an investment banking agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of June 1, 2014 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding Common Stock. This table is based upon the total number of shares outstanding as of June 1, 2014 of  27,628,827. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding by such person or group, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Lilis Energy, 1900 Grant Street, Suite #720, Denver, CO 80203.

Name and Address of Beneficial Owner	Common Stock Held Directly	Common Stock Acquirable Within 60 Days	Total Beneficially Owned		Percent of Class Beneficially Owned

Directors and Executive Officers

Abraham Mirman, Chief Executive Officer	310,861	103,735	414,596	(1)	1.49%
Robert A. Bell, President, Chief Operating Officer, and Director	150,000	-	150,000	(2)	0.54%
Eric Ulwelling, Acting Chief Financial Officer	93,967	-	93,967	(3)	0.34%
A. Bradley Gabbard, Former Chief Financial Officer	484,010	210,861	694,871	(4)	2.50%
W. Phillip Marcum, Former Chief Executive Officer	274,053	410,861	684,914	(5)	2.44%
Nuno Brandolini, Chairman	175,000	166,494	341,494	(6)	1.23%
Timothy N. Poster, Director	219,786	-	219,786		0.80%
Bruce White, Director	220,269	-	220,269	(7)	0.80%
D. Kirk Edwards, Director	237,687	-	237,687	(8)	0.86%
Officers and directors as a group (nine persons)	2,165,633	891,951	3,057,584		10.72%

Pierre Calland Rutimatstrasse 16, 3780 Gstadd, Switzerland Tortola, British Virgin Islands	3,879,724	1,235,202	5,114,926	(9)	17.72%
Wallington Investment Holdings, Ltd. Trident Chambers P.O. Box 146, Road Town Tortola, British Virgin Islands	3,310,984	51,868	3,362,852	(10)	12.15%
G. Tyler Runnels 1999 Avenue of the Stars #2550 Los Angeles, CA 90067	1,818,109	323,238	2,141,347	(11)	7.66%
Scott J. Reiman 730 17th Street, Suite 800 Denver, CO 80202	2,558,471	0	2,558,471	(12)	9.26%
Hexagon, LLC 730 17th Street, Suite 800 Denver, CO 80202	2,250,000	0	2,250,000	(13)	8.14%
Steven B. Dunn and Laura Dunn Revocable Trust DTD 10/28/10 16689 Schoenborn Street North Hills, CA 91343	2,379,686	416,667	2,796,353	(14)	9.97%

(1)
Includes (i) 110,861 shares of Common Stock held by The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power, (ii) 110,861 shares of Common Stock issuable upon exercise of warrants held by The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power, and (iii) 103,735 shares of Common Stock issuable upon conversion of the Company's Series A 8% Convertible Preferred Stock.

(2)	Includes 50,000 shares of Common Stock subject to future vesting.
(3)	Includes 75,389 shares of restricted Common Stock subject to future vesting.
(4)
Includes 100,000 shares of Common Stock issuable upon the exercise of stock options exercisable until August 14, 2014, and 110,861 shares of Common Stock issuable upon the exercise of warrants. Mr. Gabbard  resigned from his positions as an officer and a director of the Company on May 16, 2014.

(5)
Includes 300,000 shares of Common Stock issuable upon the exercise of vested stock options exercisable until April 24, 2019, and 110,861 shares of Common Stock issuable upon the exercise of warrants. Mr. Marcum resigned from his positions as an officer and a director of the Company on April 18, 2014.

(6)
Includes (i) 50,000 shares of restricted Common Stock subject to future vesting, (ii) 125,000 shares of Common Stock issuable upon exercise of warrants, and (iii) 41,494 shares of Common Stock issuable upon conversion of the Company Series A 8% Convertible Preferred Stock.

(7)	Includes 16,667 shares of Common Stock subject to future vesting.
(8)	Includes 16,667 shares of Common Stock subject to future vesting.
(9)
Based upon information received from the shareholder. 3,310,984 shares of Common Stock are owned directly by Wallington Investment Holdings, Ltd. and indirectly by Mr. Pierre Caland, the holder of sole voting and dispositive power over such shares. 568,740 shares of Common Stock are owned directly by Silvercreek Investment Limited Inc. and indirectly by Mr. Caland, the holder of sole voting and dispositive power over such shares.  Does not include (i) 1,027,506 shares of Common Stock issuable to Wallington upon the conversion of the remaining Debentures, with the right to convert being subject to shareholder approval, or (ii) 2,254,359 shares of Common Stock issuable upon the exercise of warrants, some of which are subject to conversion caps and some of which are not yet exercisable by their terms.

(10)
Does not include (i) 1,027,506 shares of Common Stock issuable upon the conversion of the remaining Debentures, with the right to convert being subject to shareholder approval, or (ii) 2,254,359 shares of Common Stock issuable upon the exercise of warrants, some of which are subject to conversion caps and some of which are not yet exercisable by their terms.

(11)
Includes (i) 952,090 shares held directly by TR Winston, of which Mr. Runnels is the majority owner,  (ii) 1,025 shares held by G. Tyler Runnels directly, (iii) 15,000 shares held by G. Tyler Runnels through his self-directed 401(k) Plan, and (iv) 849,994 shares held by The Runnels Family Trust DTD 1-11-2000, of which Mr. Runnels, with Jasmine N. Runnels, is trustee.  Does not include (i) 418,296 shares of Common Stock issuable to The Runnels Family Trust DTD 1-11-2000 upon the conversion of the remaining Debentures, with the right to convert being subject to shareholder approval, or (ii) 844,830 shares of Common Stock issuable to The Runnels Family Trust upon exercise of warrants, some of which are subject to conversion caps and some of which are not yet exercisable by their terms.

(12)
Based upon Schedule 13D filed with the SEC on June 5, 2014.  Includes (i) 1,250,000 shares owned by Hexagon, LLC ("Hexagon"), (ii) 1,000,000 shares underlying warrants held by Hexagon, (iii) 129,008 shares owned by Labyrinth Enterprises LLC, which is controlled by Scott J. Reiman, (iv) 129,463 shares owned by Reiman Foundation, which is controlled by Scott J. Reiman and (v) 50,000 shares owned by Scott J. Reiman. Mr. Reiman is President of Hexagon.

(13)	Based upon Schedule 13D filed with the SEC on June 5, 2014. Includes (i) 1,250,000 shares owned by Hexagon, and (ii) 1,000,000 shares underlying warrants held by Hexagon.
(14)
Based upon information received from a representative of Steven B. Dunn and Laura Dunn. Includes (i) 2,205,768 shares owned by Steven B. Dunn and Laura Dunn Revocable Trust, (ii) 86,959 shares owned by Beau 8, LLC, and (iii) 86,959 shares owned by Winston 8, LLC. Steven B. Dunn and Laura Dunn are trustees of the Trust and also share voting and dispositive power with respect to the shares owned by the LLCs. Does not include (i) 500,000 shares of Common Stock issuable upon the conversion of the remaining Debentures, with the right to convert being subject to shareholder approval, or (ii) 925,223 shares of Common Stock issuable to the Steven B. Dunn and Laura Dunn Revocable Trust upon the exercise of warrants, some of which are subject to conversion caps and some of which are not yet exercisable by their terms.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal years 2012 and 2013, we have engaged in the following transactions with related parties:

T.R. Winston & Company, LLC

On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to T.R. Winston & Company LLC (“TR Winston”) for acting as a placement agent of the Debentures issued on March 19, 2012, to certain existing debenture holders. The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs. The Company amortized $0.13 million of deferred financing costs into interest expense during the year ended December 31, 2013, and has $0.22 million of deferred financing costs to be amortized through May 2014.

TR Winston and G. Tyler Runnels, its majority owner, also participated as investors in the Debentures, and purchased an aggregate of $1.41 million in Debentures between February 2011 and June 2013.

On April 15, 2013, the Company entered into an amendment of the Debentures to extend their maturity dates from February 8, 2014 to May 16, 2014. In consideration for the extended maturity date, the Company provided the holders of the Debentures an additional security interest in 15,000 acres of its undeveloped acreage.

On April 16, 2013, the Company entered into an agreement with a family trust controlled by Mr. Runnels to issue up to an additional $5.0 million in additional Debentures to existing Debenture holders, of which $1.5 million of would be issued on or before July 16, 2013. Between June 2013 through October 2013, the Company issued a total of $2.2 million in additional Debentures to existing Debenture holders. In November 2013, the Company paid TR Winston a commission of $40,000 in connection with the sale of these Debentures.

On May 10, 2013, the Company entered into a one-year, non-exclusive investment banking agreement with TR Winston. Among other things, the agreement provided for (i) initial compensation to TR Winston in the amount of 100,000 common shares, and three-year warrants to purchase up to 900,000 shares of the Company’s common stock at a strike price of $4.25 per share (the “Retainer Fee”), (ii) a cash fee equal to 5% of the gross proceeds of any equity financing involving solely the issuance of common stock, or 6% for all other equity issuances, (iii) a cash expense allowance equal to 1% of the gross proceeds of any equity financing, (iv) warrants to purchase common stock equal to either 4% of the shares of common stock issued in connection with an equity offering or 2% of the shares to be issued upon conversion of convertible equity in such offering, (v) 3% of the total gross proceeds of any non-revolving, non-convertible credit facility debt financing, (vi) 1% of the amount initially drawn at closing on any revolving credit line or facility, and (vii) 1% of the issuance price of any credit enhancement instrument, including on an insured or guaranteed basis. (See Note 12-Shareholders Equity.)

Under the investment banking agreement, in addition to the Retainer Fee, the Company paid TR Winston $40,000 in connection with the 2013 Debenture offerings, $576,570 in connection with the January 2014 Private Offering (paid in cash and restricted stock), and $225,000 (paid in 112,500 shares of restricted stock) in connection with the Debenture Conversion Agreement. TR Winston invested $0.17 million of these fees in the January Private Placement. The Company is obligated to pay TR Winston additional fees of $0.16 million upon shareholder approval of the participation of certain directors and officers in the January 2014 Private Placement and conversion of the remaining outstanding Debentures.

In September 2013, the Company appointed Abraham Mirman as its President. Prior to joining the Company, Mr. Mirman was employed by TR Winston as its Managing Director of Investment Banking and continues to devote a portion of his time to serving in that role. In connection with the appointment of Mr. Mirman, the Company and TR Winston amended the investment banking agreement to provide that, upon the receipt by the Company of gross cash proceeds or drawing availability of at least $30,000,000, measured on a cumulative basis and including certain restructuring transactions, subject to the Company’s continued employment of Mr. Mirman, TR Winston would receive from the Company a lump sum payment of $1 million. Mr. Mirman’s compensation arrangements with TR Winston provide that upon TR Winston’s receipt from the Company of the lump sum payment, TR Winston would make a payment of $1 million to Mr. Mirman. Mr. Mirman also received, as part of his compensation arrangement with TR Winston, the 100,000 common shares of the Company that were issued to TR Winston in conjunction with the investment banking agreement.

January 22, 2014, the Company paid TR Winston a commission equal to $486,000 (equal to 8% of gross proceeds at the closing of the January Private Placement). Of this $486,000 commission, $313,750 was paid in cash and $172,250 was paid in 86,125 Units. In addition, the Company paid TR Winston a non-accountable expense allowance of $182,250 (equal to 3% of gross proceeds at the closing of the January Private Placement) in cash. If the participation of certain of the Company’s current and former officer and directors is approved by the Company’s shareholders, the Company will pay TR Winston a commission equal to $114,000 (equal to 8% of gross proceeds of the Units members of the Company’s officers and board of directors agreed to purchase in the January Private Placement) in 57,000 Units, and the Company will pay TR Winston a non-accountable expense allowance of $42,750 (equal to 3% of gross proceeds of the Units members of the Company’s officers and board of directors agreed to purchase in the January Private Placement) in 21,375 Units. The Units issued to TR Winston were the same Units sold in the January Private Placement and were invested in the January Private Placement.

January 31, 2014, the Company paid TR Winston a commission equal to $450,000 (equal to 5% of the amount of Debentures converted pursuant to the Conversion Agreement) in the form of Common Stock at a price of $2.00 per share.  In addition, the Company agreed to pay TR Winston a 5% fee on the conversion of any additional Debentures converted pursuant to the Conversion Agreement, payable in Common Stock at a price of $2.00 per share.

On March 28, 2014, the Company and TR Winston entered into a Transaction Fee Agreement in connection with the May Private Placement, pursuant to which the Company agreed to compensate TR Winston 5% of the gross proceeds of the May Private Placement, plus a $25,000 expense reimbursement. On April 29, 2014, the Company and TR Winston amended the Transaction Fee Agreement to increase TR Winston’s compensation to 8% of the gross proceeds, plus an additional 1% of the gross proceeds as an expense reimbursement in addition to the $25,000 originally contemplated.

On May 19, 2014, the Company and the holders of the Debentures agreed to extend the maturity date under the Debentures until August 15, 2014, and on June 6, 2014, they agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015.

On May 30, 2014, the Company paid TR Winston a commission equal to $600,000 (equal to 8% of gross proceeds at the closing of the May Private Placement). Of this $600,000 commission, $51,850 was paid in cash to TR Winston, $94,150 was paid in cash to other brokers designated by TR Winston, and $454,000 was paid in shares of Preferred Stock. In addition, the Company paid TR Winston a non-accountable expense allowance of $75,000 (equal to 1% of gross proceeds at the closing of the May Private Placement) in cash.

June 6, 2014, TR Winston executed a commitment to purchase or effect the purchase by third parties of an additional $15 million in Preferred Stock, which transaction is to be consummated within ninety (90) days.

G. Tyler Runnels, the majority owner of TR Winston, beneficially holds more than 5% of the Company’s Common Stock, including the holdings of TR Winston and his personal holdings. Mr. Mirman, the Company’s Chief Executive Officer and former President, has served as the Managing Director, Investment Banking at TR Winston since April 2013, and continues to devote a portion of his time to serving in that role.

Hexagon

Hexagon, the Company’s primary lender, also holds over 5% of the Company’s common stock. On April 15, 2013, the Company and Hexagon agreed to amend the term loans to extend their maturity dates to May 16, 2014. Pursuant to the amendment, Hexagon agreed to (i) reduce the interest rate under the term loans from 15% to 10% beginning retroactively with March 2013, (ii) permit the Company to make interest-only payments for March, April, May, and June 2013, after which time the minimum secured term loan payment became $0.23 million, and (iii) forbear from exercising its rights under the term loan credit agreements for any breach that may have occurred prior to the amendment. In consideration for the extended maturity date, the reduced interest rate and minimum loan payment under the secured term loans, the Company provided Hexagon an additional security interest in 15,000 acres of its undeveloped acreage. (See Note 8-Loan Agreements.)

On May 19, 2014, the Company and Hexagon agreed to amend the term loans to extend their maturity dates to August 15, 2014, and agreed in principal to the settlement of all amounts outstanding under the term loans.

In addition, Hexagon and its affiliates have interests in certain of the Company’s wells independent of Hexagon’s interests under the term loans, for which Hexagon or its affiliates receive revenue and joint-interest billings.

Officers and Directors of the Company

Certain of the Company’s directors and officers participated or committed to participate, directly and indirectly, as investors in the 2013 Debenture offerings, for an aggregate investment of $653,970.

On January 22, 2014, members of the Company’s officers and board of directors agreed to purchase $1,4250,000 of the Units offered in the January Private Placement subject to receipt of shareholder approval as required by the Company’s listing with NASDAQ.

On January 31, 2014, the Company entered into the Conversion Agreement with the holders of the Debentures, including The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power, W. Phillip Marcum, the Company’s then Chief Executive Officer, and A. Bradley Gabbard, the Company’s then Chief Financial Officer, pursuant to which, among other things, the parties agreed to convert $9 million of the approximately $15.8 million in outstanding principal and accrued and unpaid interest into shares of Common Stock at an exchange price of $2.00 per share. Each holder of the Debentures received one warrant to purchase one share of Common Stock at an exercise price equal to $2.50 per share for each share of Common Stock so issued.

On May 19, 2014, the Company and the holders of the Debentures agreed to extend the maturity date under the Debentures until August 15, 2014, and on June 6, 2014, they agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015.

Employment Agreements with Officers

See “Employment Agreements and Other Arrangements” above.

Compensation of Directors

See “Compensation of Directors” above.

Conflict of Interest Policy

The Board of Directors has recognized that transactions between the Company and certain related persons present a heightened risk of conflicts of interest. We have a corporate conflict of interest policy that prohibits conflicts of interests unless approved by the board of directors. Our board of directors has established a course of conduct whereby it considers in each case whether the proposed transaction is on terms as favorable or more favorable to the Company than would be available from a non-related party. Our board also looks at whether the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us. Each of the related party transactions described above was presented to our board of directors for consideration and each of these transactions was unanimously approved by our board of directors after reviewing the criteria set forth in the preceding two sentences.

Director Independence

Our Board of Directors has determined that each of Bruce B. White, Kirk D. Edwards, Timothy N. Poster and Nuno Brandolini qualifies as an independent director under rules promulgated by the SEC and NASDAQ listing standards, and has concluded that none of these directors has a material relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

 Hein & Associates LLP became our independent registered public accounting firm on January 19, 2010.  There were no disagreements in 2012 or 2013 on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

The following table sets forth fees billed by our principal accounting firm of Hein & Associates LLP for the years ended December 31, 2012 and 2013:

	Year Ended December 31,
	2013	2012
Audit Fees	$205,000	$175,000
Audit Related Fees	-	-
Tax Fees	12,000	12,000
All Other Fees	-	-
	$217,000	$187,000

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

Audit Committee Pre-Approval Policy

The Company’s independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company’s independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. Our Audit Committee must pre-approve permissible non-audit services. During fiscal year 2013, our Audit Committee approved 100% of the non-audit services provided by its independent registered public accounting firm.

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

LILIS ENERGY, INC.

Date: June 11, 2014	By:	/s/ Abraham Mirman
Abraham Mirman
Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	June 11, 2014
Abraham Mirman	(Principal Executive Officer)

/s/ Eric Ulwelling	Interim/Acting Chief Financial Officer and Chief Accounting Officer,	June 11, 2014
Eric Ulwelling	(Principal Financial Officer)

/s/ Robert A. Bell	Director , Chief Operating Officer, and President	June 11, 2014
Robert A. Bell

/s/ Timothy N. Poster	Director	June 11, 2014
Timothy N. Poster

/s/ D. Kirk Edwards	Director	June 11, 2014
D. Kirk Edwards

/s/ Bruce B. White	Director	June 11, 2014
Bruce B. White

/s/ Nuno Brandolini	Director	June 11, 2014
Nuno Brandolini

Exhibit Index

The following exhibits are either filed herewith or incorporated herein by reference:

2.1
Membership Unit Purchase Agreement by and among Recovery Energy, Lanny M. Roof, Judith Lee and Michael Hlvasa dated as of September 21, 2009 (incorporated herein by reference to Exhibit 10.1 from our current report filed on Form 8-K filed on September 22, 2009).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 from our current report filed on Form 8-K filed on October 20, 2011).
3.2
Certificate of Amendment to the Articles of Incorporation of Recovery Energy, Inc. (incorporated herein by reference to Exhibit 3.1 from our current report filed on Form 8-K filed on November 19, 2013).

3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on June 18, 2010).
4.1	Warrant to Purchase Common Stock dated December 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s current report filed on Form 8-K filed on December 17, 2009).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report filed on Form 8-K on January 28, 2014).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report filed on Form 8-K on February 6, 2014).
4.4
Warrant to Purchase Common Stock of Recovery Energy, Inc. issued to Hexagon Investments, LLC dated April 14, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s current report filed on Form 8-K filed on April 20, 2010).

4.5	Form of Warrant Issued in Private Placement (incorporated herein by reference to Exhibit 4.1 to the Company’s current report filed on Form 8-K filed on June 4, 2010).
4.6
Warrant to Purchase Common Stock of Recovery Energy, Inc. issued to Hexagon Investments, LLC (incorporated herein by reference to Exhibit 4.2 to the Company’s current report filed on Form 8-K filed on June 4, 2010).

4.7	Five Year Warrant to Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s current report filed on Form 8-K filed on June 18, 2010).
4.8	Three Year Warrant to Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s current report filed on Form 8-K filed on June 18, 2010).
4.9	Warrant to Globe Media (incorporated herein by reference to Exhibit 10.4 to the Company’s current report filed on Form 8-K filed on June 18, 2010).
4.10	Form of $2.20 Warrant Issued to Persons Exercising $1.50 Warrants (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 8, 2010).
4.11	Warrant Issued to Hexagon Investments, LLC on January 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 4, 2011).
10.1
Credit Agreement with Hexagon Investments, LLC dated effective as of January 29, 2010 (incorporated herein by reference to Exhibit 10.12 to the Company’s current report filed on Form 8-K filed on March 4, 2010).

10.2
Promissory Note for financing with Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.13 to the Company’s current report filed on Form 8-K filed on March 4, 2010).

10.3	Nebraska Mortgage to Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.14 to the Company’s current report filed on Form 8-K filed on March 4, 2010).
10.4	Colorado Mortgage to Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.15 to the Company’s current report filed on Form 8-K filed on March 4, 2010).
10.5
Credit Agreement with Hexagon Investments, LLC dated effective as of March 25, 2010 (incorporated herein by reference to Exhibit 10.17 to the Company’s current report filed on Form 8-K filed on March 25, 2010).

10.6
Promissory Note for financing with Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.18 to the Company’s current report filed on Form 8-K filed on March 25, 2010).

10.7	Nebraska Mortgage to Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.19 to the Company’s current report filed on Form 8-K filed on March 25, 2010).
10.8	Wyoming Mortgage to Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.20 to the Company’s current report filed on Form 8-K filed on March 25, 2010).
10.9	Credit Agreement with Hexagon Investments, LLC dated as of April 14, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report filed on Form 8-K filed on April 20, 2010).
10.10	Promissory Note with Hexagon Investments, LLC dated April 14, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s current report filed on Form 8-K filed on April 20, 2010).

10.11	Wyoming Mortgage to Hexagon Investments, LLC dated April 14, 2010 (incorporated herein by reference to Exhibit 10.5 to the Company’s current report filed on Form 8-K filed on April 20, 2010).
10.12	Letter Agreement with Hexagon Investments, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s current report filed on Form 8-K filed on June 4, 2010).
10.13	Registration Rights Agreement with Hexagon Investments, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s current report filed on Form 8-K filed on June 18, 2010).
10.14	Stockholders Agreement with Hexagon Investments Incorporated (incorporated herein by reference to Exhibit 10.1 to the Company’s current report filed on Form 8-K filed on June 29, 2010).
10.15	Amendments to Hexagon Investments, LLC Promissory Notes dated December 29, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on January 4, 2011).
10.16	Amendments to three Credit Agreements with Hexagon, LLC, dated March 15, 2012 (incorporated herein by reference to Exhibit 10.55 to the Company’s annual report filed on Form 10-K on March 21, 2012).
10.17
Second Amendments to three Credit Agreements with Hexagon, LLC, dated July 31, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 2, 2012).

10.18	Third Amendment to Credit Agreement (First Credit Agreement), dated November 8, 2012.
10.19	Third Amendment to Credit Agreement (Second Credit Agreement), dated November 8, 2012.
10.20	Third Amendment to Credit Agreement (Third Credit Agreement), dated November 8, 2012.
10.21
Fourth Amendment to Credit Agreement (First Credit Agreement), dated April 15, 2013 (incorporated herein by reference to Exhibit 10.57 to the Company’s annual report on Form 10-K for the year ended December 31, 2012).

10.22
Fourth Amendment to Credit Agreement (Second Credit Agreement), dated April 15, 2013 (incorporated herein by reference to Exhibit 10.58 to the Company’s annual report on Form 10-K for the year ended December 31, 2012).

10.23
Fourth Amendment to Credit Agreement (Third Credit Agreement), dated April 15, 2013 (incorporated herein by reference to Exhibit 10.59 to the Company’s annual report on Form 10-K for the year ended December 31, 2012).

10.24	First Amendment to Nebraska Mortgage to Hexagon, LLC, dated March 1, 2013.
10.25	Wyoming Mortgage to Hexagon, LLC, dated March 1, 2013.
10.26	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s current report filed on Form 8-K filed on June 4, 2010).
10.27	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s current report filed on Form 8-K filed on June 4, 2010).
10.28	Consulting Agreement with Market Development Consulting Group, Inc. dated January 17, 2014.
10.29
Form of Convertible Debenture Securities Purchase Agreement dated February 2, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 3, 2011).

10.30	Form of Convertible Debenture (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 3, 2011).
10.31	Amendment to 8% Senior Secured Convertible Debentures dated December 16, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 19, 2011).
10.32
Second Amendment to 8% Senior Secured Convertible Debentures dated March 19, 2012 (incorporated herein by reference to Exhibit 10.56 to the Company’s annual report filed on Form 10-K on March 21, 2012).

10.33
Securities Purchase Agreement for additional 8% Senior Secured Convertible Debentures dated March 19, 2012 (incorporated herein by reference to Exhibit 10.57 to the Company’s annual report filed on Form 10-K on March 21, 2012).

10.34	Form of 8% Senior Secured Convertible Debentures dated March 19, 2012 (incorporated herein by reference to Exhibit 10.58 to the Company’s annual report filed on Form 10-K on March 21, 2012).
10.35	Amendment to 8% Senior Secured Convertible Debenture and Waiver under Securities Purchase Agreement, dated July 23, 2012.
10.36	Amendment to Securities Purchase Agreement dated August 7, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 9, 2012).
10.37	Amendment to Securities Purchase Agreement dated August 7, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 9, 2012).
10.38
Amendment to 8% Senior Secured Convertible Debentures due February 8, 2014, dated April 15, 2013 (incorporated herein by reference to Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended December 31, 2013).

10.39	Letter Agreement with Debenture Holder dated April 16, 2013.
10.40	Securities Purchase Agreement dated June 18, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).
10.42	Form of Convertible Debenture (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).
10.43
Letter Agreement dated June 18, 2013 regarding 8% Senior Secured Debentures (incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.44	Letter of Intent with Shoreline Energy Corp.
10.45†
Recovery Energy, Inc. 2012 Equity Incentive Plan dated August 31, 2012, as amended on November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s current report filed on Form 8-K on November 19, 2013).

10.46†	Separation Agreement with Roger A. Parker dated as of November 15, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 4, 2012).

10.47	Employment Agreement between the Company and A. Bradley Gabbard (incorporated herein by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013)
10.48†	Employment Agreement between the Company and W. Phillip Marcum (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).
10.49†
Employment Agreement between the Company and Abraham Mirman, dated September 16, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 20, 2013).

10.50†
Independent Director Appointment Agreement with W. Phillip Marcum dated April 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 2, 2012).

10.51†	Independent Director Appointment Agreement with Bruce B. White dated April 27, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on May 2, 2012).
10.52†
Amended and Restated Independent Director Appointment Agreement with Timothy N. Poster dated April 27, 2012 (incorporated herein by reference to Exhibit 10.32 to the Company’s current report on Form 8-K filed on June 1, 2010).

10.53†	Independent Director Appointment Agreement with D. Kirk Edwards dated May 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s current report filed on Form 8-K on May 18, 2012).
10.55 †	Independent Director Appointment Agreements dated March 1, 2014.
10.56 †	Investment Banking Agreement with T.R. Winston dated as of May 10, 2013.
10.57 †	Amendment to Investment Banking Agreement with T.R. Winston dated as of September 16, 2013.
10.58 †	Stock Option Award Agreement with A. Bradley Gabbard dated as of June 25, 2013.
10.59 †	Stock Option Award Agreement with W. Phillip Marcum dated as of June 25, 2013.
10.60 †	Stock Option Award Agreement (600K) with Abraham Mirman dated as of September 16, 2013.
10.61 †	Stock Option Award Agreement (2M) with Abraham Mirman dated as of September 16, 2013.
10.62 †	Stock Option Award Agreement with D. Kirk Edwards dated as of October 24, 2013.
10.63 †	Stock Option Award Agreement with Bruce White dated as of October 24, 2013.
10.64 †	Stock Option Award Agreement with Timothy Poster dated as of October 24, 2013.
21.1	List of subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s registration statement on Form S-1 (333-164291).
23.1	Consent of Hein & Associates, LLP (included in its report on page F-1)
23.2	Consent of RE Davis.
31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
99.1	Report of RE Davis.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _______________________
† Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Lilis Energy, Inc.

We have audited the accompanying consolidated balance sheets of Lilis Energy, Inc. and subsidiaries (together, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lilis Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP
Denver, Colorado
June 11, 2014

LILIS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets
Current assets
Cash	$165,365	$970,035
Restricted cash	504,623	671,382
Accounts receivable (net of allowance of $50,000 at December 31, 2013 and 2012, respectively)	467,337	934,591
Prepaid assets	195,716	13,458
Commodity price derivative receivable	6,679	-
Total current assets	1,339,720	2,589,466

Oil and gas properties (full cost method), at cost:
Evaluated properties	68,213,467	58,610,095
Unevaluated acreage, excluded from amortization	18,663,569	28,067,005
Wells in progress, excluded from amortization	1,145,794	193,515
Total oil and gas properties, at cost	88,022,830	86,870,615

Less accumulated depreciation, depletion, amortization, and impairment	(45,457,637)	(43,187,962)
Net oil and gas properties, at cost	42,565,193	43,682,653

Other assets:
Office equipment, net	91,161	90,630
Deferred financing costs, net	294,699	974,856
Restricted cash and deposits	215,541	215,435
Total other assets	601,401	1,280,921

Total Assets	$44,506,314	$47,553,040

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,932,618	$1,831,590
Accrued expenses	1,439,956	1,411,016
Short term notes payable	10,662,904	388,351
Total current liabilities	14,035,478	3,630,957

Long term liabilities
Asset retirement obligation	1,104,952	911,546
Term notes payable	8,111,436	18,947,963
Convertible notes payable, net of discount	14,586,618	10,300,361
Convertible notes conversion derivative liability	1,150,000	1,680,000
Total long-term liabilities	24,953,006	31,839,870

Total liabilities	38,988,484	35,470,827

Commitments and contingencies – Note 2,8,9,10,13 and 14

Shareholders’ equity
Preferred stock, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 19,671,901 and 17,436,825 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,967	1,839
Additional paid in capital	121,451,232	118,296,679
Accumulated deficit	(115,935,369)	(106,216,305)
Total shareholders' equity	5,517,830	12,082,213

Total Liabilities and Shareholders’ Equity	$44,506,314	$47,553,040

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013 and 2012

	2013	2012
Revenue
Oil sales	$4,312,325	$5,898,459
Gas sales	340,609	406,216
Operating fees	148,474	174,779
Realized gains (loss) on commodity price derivatives	(17,572)	780,135
Unrealized gains on commodity price derivatives	2,475	-
Total revenue	4,786,311	7,259,589

Costs and expenses
Production costs	1,217,853	1,421,177
Production taxes	263,437	227,455
General and administrative	4,965,279	4,331,328
Depreciation, depletion and amortization	2,388,871	4,549,303
Bad debt expense	-	77,957
Impairment of developed properties	-	26,658,707
Total costs and expenses	8,835,440	37,265,927

Loss from operations	(4,049,129)	(30,006,338)

Other income (expenses):
Other income	11,062	5,896
Convertible notes conversion derivative gain	730,000	320,000
Interest expense	(6,410,996)	(8,056,232)
Total other income (expenses)	(5,669,934)	(7,730,336)

Net Loss	$(9,719,063)	$(37,736,674)
Net loss per common share
Basic and diluted	$(0.51)	$(2.11)
Weighted average shares outstanding:
Basic and diluted	18,990,383	17,902,013

The accompanying notes are an integral part of these financial statements

LILIS ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	17,436,825	$1,744	$118,146,119	$(68,479,631)	$49,668,232

Common stock issued in connection with interest payment on convertible debt	278,225	28	894,063	-	894,091

Common stock issued for deferred financing costs	50,000	5	229,995	-	230,000

Common stock issued for services	100,000	10	348,990	-	349,000

Common stock issued for compensation (board and employees)	529,351	52	1,836,512	-	1,836,564

Modification of common stock issued for compensation	-	-	(3,159,000)	-	(3,159,000)

Net Loss	-	-	-	(37,736,674)	(37,736,674)

Balance, December 31, 2012	18,394,401	$1,839	$118,296,678	$(106,216,305)	$12,082,212

Common stock issued in connection with interest payment on convertible debt	636,282	64	1,167,933	-	1,167,997

Common stock issued in connection with Investment Banking Agreement	100,000	10	159,990	-	160,000

Common stock issued in connection with 2013 Executive and Board Compensation under the amended agreement	281,250	28	(28)	-	-

Common stock issued for compensation (board and employees)	259,968	26	857,097	-	857,123

Options issued to Executive Management and Board of Directors	-	-	455,056	-	455,056

Warrants issued to service organizations for 2013 services	-	-	514,506	-	514,506

Net Loss	-	-	-	(9,719,064)	(9,719,064)

Balance, December 31, 2013	19,671,901	$1,967	$121,451,232	$(115,935,369)	$5,517,830

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	Year ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(9,719,064)	$(37,736,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment provision, proved leases	-	26,658,707
Common stock issued for convertible note interest	1,167,997	894,092
Bad debt	-	77,957
Common stock for services and compensation	1,986,685	(973,432)
Changes in the fair value of commodity price derivatives	6,679	(855,744)
Amortization of deferred financing costs	680,157	1,596,739
Change in fair value of convertible notes conversion derivative	(720,000)	(320,000)
Depreciation, depletion, amortization and accretion of asset retirement obligation	2,388,871	4,549,305
Accretion of debt discount	2,408,522	2,316,428
Changes in operating assets and liabilities:
Accounts receivable	467,254	(228,934)
Restricted cash	166,758	260,783
Other assets	(182,256)	636,078
Accounts payable and other accrued expenses	129,967	(264,708)
Net cash used in operating activities	(1,218,430)	(3,389,403)

Cash flows from investing activities:
Acquisition of undeveloped acreage	(1,404,121)	(536,249)
Drilling capital expenditures	(398,752)	(4,533,954)
Sale of undeveloped acreage interests	640,000	2,918,414
Additions of office equipment	(27,829)	(2,928)
Loss (gain) from hedge settlements	(13,359)	780,135
Investment in operating bonds	(106)	(29,379)
Net cash used in investing activities	(1,204,167)	(1,403,961)

Cash flows from financing activities:

Proceeds from debt	2,179,902	5,000,000
Repayment of debt	(561,975)	(1,944,323)
Net cash provided by financing activities	1,617,927	3,055,677

Change in cash and cash equivalents	(804,670)	(1,737,687)
Cash and cash equivalents at beginning of period	970,035	2,707,722

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,365	$970,035
Supplemental disclosure:
Cash paid for interest	$2,096,769	$3,201,312
Cash paid for income taxes	$-	$-

Non-cash transactions:
Sale of property for receivable	$-	$1,443,852
Debt issuance cost	$-	$400,000
Stock and warrants issued for deferred financing costs	$-	$230,000
Stock and warrants issued for prepaid financial advisory fees	$674,506	$349,000
Property additions for asset retirement obligation	$101,510	$198,110
Stock issued for payment on long-term debt	$1,167,997	$894,091

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

On September 21, 2009, Universal Holdings, Inc. (“Universal”), a Nevada corporation, completed the acquisition of Coronado Acquisitions, LLC (“Coronado”). Under the terms of the acquisition, Coronado was merged into Universal. On October 12, 2009, Universal changed its name to Recovery Energy, Inc. On December 1, 2013, Recovery Energy, Inc. changed its name to Lilis Energy, Inc. (“Lilis”, “Lilis Energy”, “we”, “our”, and the “Company”). The acquisition was accounted for as a reverse acquisition with Coronado being treated as the acquirer for accounting purposes. Accordingly, the financial statements of Coronado and Recovery Energy have been adopted as the historical financial statements of Lilis.

The Company is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 112,000 net acres.  Lilis drills for, operates and produces oil and natural gas wells through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All references to production, sales volumes and reserves quantities are net to our interest unless otherwise indicated.

NOTE 2 – LIQUIDITY

As of December 31, 2013, the Company had $18.77 million outstanding under its term loans with Hexagon, LLC (“Hexagon”) and $15.58 million outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”). Both the term loans and the Debentures were to mature on May 16, 2014.

Since December 31, 2013, the Company has consummated the following transactions: (i) on January 22, 2014, the Company completed a private placement of units consisting of one share of Common Stock and one three-year warrant to purchase one share of Common Stock for aggregate gross proceeds of $5,918,250, plus an additional $1,425,000 in proceeds committed by certain officers and directors of the Company, which we expect to be funded upon our receipt of the required shareholder approval; (ii) on January 31, 2014, the Company entered into a Debenture Conversion Agreement, under which $9.0 million in Debentures was immediately converted to Common Stock at a price of $2.00 per common share; (iii) on May 19, 2014, the Company received extensions from both Hexagon and the remaining Debenture holders of the maturity dates under the Company’s term loans and Debentures, respectively, from May 16, 2014 to August 15, 2014; (iv) on May 30, 2014, the Company and Hexagon entered into an agreement providing for the settlement of all amounts outstanding under the term loans, in exchange for two cash payments of $5.0 million each to be made by the Company to Hexagon, as well as the issuance to Hexagon of a two-year $6.0 million unsecured 8% note, maturity May 30, 2016, and 943,208 shares of unregistered Common Stock; (v) on May 30, 2014 the Company consummated a private placement to accredited investors of 8% Convertible Preferred Stock and three-year warrants to purchase Common Stock equal to 50% of the number of shares issuable upon full conversion of the Preferred Stock for gross proceeds of $7.50 million; (vi) on June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015; and (vii) on June 6, 2014, TR Winston executed a commitment to purchase or effect the purchase by third parties of an additional $15 million in Preferred Stock, which transaction is to be consummated within ninety (90) days. The consummation of these transactions has been partially reflected in the Company’s balance sheet via the classification of certain portions of the Hexagon term loans and Debentures as long-term debt. Absent these transactions, all such debt would have otherwise been classified as current liabilities. (See Note 14 -Subsequent Events.)

The closing of these transactions provided the Company with working capital for general corporate purposes, as well as a portion of the initial capital requirements to initiate further development activities on two of its Wattenberg prospects. However, the Company will require additional capital to satisfy its obligations to Hexagon under the settlement agreement, to fund its current drilling commitments and capital budget plans, to help fund its ongoing overhead, and to provide additional capital to generally improve its working capital position. We anticipate that such additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain assets and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of capital budget. There is no assurance that any such funding will be available to the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The accompanying financial statements were prepared by Lilis in accordance with generally accepted accounting principles (“GAAP”) in the United States.  The financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position.

Reclassification

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the December 31, 2013 consolidated financial statement presentation.  Such reclassifications had no effect on net loss.

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

Restricted Cash

Restricted cash consists of severance and ad valorem tax proceeds which are payable to various tax authorities.  As of December 31, 2013 and 2012, the restricted cash balance was $0.50 million and $0.67 million, respectively.

Accounts Receivable

The Company records actual and estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable.  Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method.  The Company recorded an allowance for uncollectible receivables of $50,000 as of December 31, 2013 and 2012.  Allowance for doubtful accounts are based primarily on joint interest billings for expenses related to oil and natural gas wells.  Receivables which derive from sales of certain oil and gas production are collateral for our Loan Agreements. (See Note 7-Fair Value of Financial Instruments.)

During the year ended December 31, 2013, the Company did not write off any accounts receivable.  During the year ended December 31, 2012, the Company wrote off accounts receivable for $0.03 million as bad debt expense.

Concentration of Credit Risk

The Company's cash, cash equivalents and short-term investments are invested at major financial institutions primarily within the United States.  At December 31, 2013 and 2012, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the federal governmental agency.  The Company may at times have balances in excess of the federally insured limits.

The Company's receivables are comprised of oil and gas revenue receivables and joint interest billings receivable. The amounts are due from a limited number of entities.  Therefore, the collectability is dependent upon the general economic conditions and financial health of a small number purchasers and joint interest owners.  The receivables are not collateralized.  However, to date the Company has had minimal bad debts.  As of December 31, 2013, the Company recorded an allowance for doubtful accounts of $50,000.

Significant Customers

During the year ended December 31, 2013 and 2012, the Company had one customer, Shell Trading (US), which accounted for approximately 83 percent and 67 percent, respectively, of our revenues.

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

Oil and Gas Producing Activities

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration, non-production related development and acquisition of oil and natural gas reserves are capitalized.  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling, developing and completing productive wells and/or plugging and abandoning non-productive wells, and any other costs directly related to acquisition and exploration activities.  Proceeds from property sales are generally applied as a credit against capitalized exploration and development costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of proved reserves.

Depletion of exploration and development costs and depreciation of wells and tangible production assets is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (b) estimated future development cost to be incurred in developing proved reserves; and (c) estimated decommissioning and abandonment/restoration costs, net of estimated salvage values, that are not otherwise included in capitalized costs.

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

The present value of estimated future net cash flows was computed by applying: a flat oil price to forecast  revenues from estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

The Company recognized impairment expense of $0 and $26.66 million for the years ended December 31, 2013 and 2012, respectively.

Effective as of December 31, 2013, the Company completed an assessment of impairment related to its inventory of undeveloped acreage, which resulted in a reduction of the carrying value in the amount of $9.58 million. This impairment was recognized by a transfer of the impairment value from undeveloped acreage to developed properties. In assessing impairment, the Company analyzed all of its undeveloped acreage with expiration dates during the years ended December 31, 2014 and 2015, and that are not otherwise renewable, and impaired such acreage in the amount of $6.38 million. In addition to impairment related to near and intermediate term expirations, the Company assessed carrying value of its remaining acreage, and concluded that an additional impairment of $3.20 million was necessary. (See Note 4 – Oil and Gas Properties & Oil and Gas Properties Acquisitions and Divestitures.)

Wells in Progress

Wells in progress connotes wells that are currently in the process of being drilled or completed or otherwise under evaluation as to their potential to produce oil and gas reserves in commercial quantities.  Such wells continue to be classified as wells in progress and withheld from the depletion calculation and the ceiling test until such time as either proved reserves can be assigned, or the wells are otherwise abandoned.  Upon either the assignment of proved reserves or abandonment, the costs for these wells are then transferred to the full cost pool and become subject to both depletion and the ceiling test calculations. (See Note 5 – Wells in Progress.)

During the year ended December 31, 2013, the Company evaluated the wells in progress activity and transferred $0.18 million to evaluated properties for projects that were either completed or are no longer being evaluated.

As of December 31, 2013, the Company has $1.15 million in wells in progress compared to $0.19 million in wells in progress as of December 31, 2012. (See Note 5 – Wells in Progress.)

Deferred Financing Costs

As of December 31, 2013 and December 31, 2012, the Company recorded unamortized deferred financing costs of approximately $0.03 million and $0.97 million, respectively, related to the closing of its loans and credit agreements. Deferred financing costs include origination (warrants issued and overriding royalty interests assigned to Hexagon), legal and engineering fees incurred in connection with the Company's credit facility, which are being amortized over the term of the credit facility. The Company recorded amortization expense of approximately $0.71 million and $1.60 million, respectively, in the years ended December 31, 2013 and December 31, 2012. (See Note 8-Loan Agreements.)

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to seven years. The Company recorded $0.03 million and $0.02 million of depreciation for the years ended December 31, 2013 and December 31, 2012, respectively.

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

As of December 31, 2013, no impairment has been recorded for long lived assets. As of December 31, 2012, no impairment was recorded for long lived assets other than the impairment of capitalized oil and gas property costs during December 31, 2013 and 2012 as discussed in undeveloped acreage and wells in progress. (See Note 4 – Oil and Gas Properties & Oil and Gas Properties Acquisitions and Divestitures.)

Fair Value of Financial Instruments

As of December 31, 2013 and 2012, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such items.  The carrying value of the Company’s secured debt is carried at cost as the related interest rate, approximates rates currently available to the Company.  Certain other assets and liabilities are measured at fair value. (See Note 7-Fair Value of Financial Instruments.)

Commodity Derivative Instrument

The Company utilizes swaps to reduce the effect of price changes on a portion of our future oil production. On a monthly basis, a swap requires us to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay us if the settlement price is less than the strike price.  The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company's ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivative contracts to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions. (See Note 6-Derivitvies.)

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts have typically been arranged with one counterparty.  The Company has netting arrangements with this counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.  The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of December 31, 2013, the Company maintained an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel. (See Note 6-Derivitvies.)

Revenue Recognition

We record revenues from the sales of crude oil, natural gas and natural gas liquids when the product is delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured.

Asset Retirement Obligation

The Company incurs retirement obligations for certain assets at the time they are placed in service.  The fair values of these obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated.  Over time, the liabilities are accreted for the change in their present value. (See Note 7-Fair Value of Financial Instruments.)

For purposes of depletion calculations, the Company also includes estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations.

Asset retirement obligations incurred are classified as Level 3 (unobservable inputs) fair value measurements.  The asset retirement liability is allocated to operating expense using a systematic and rational method.  As of December 31, 2013 and 2012, the Company recorded a related liability of $1.11 million and $0.91 million. (See Note 7-Fair Value of Financial Instruments.)

The information below reconciles the value of the asset retirement obligation for the periods presented (in thousands):

	For the years ended December 31,
	2013	2012
Balance, beginning of period	$912	$613
Liabilities incurred	66	198
Accretion expense	91	101
Change in estimate	36	-
Balance, end of period	$1,105	$912

Share Based Compensation

The Company measures the fair value of share-based compensation expense awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, Lilis may change the input factors used in determining future share-based compensation expense.

Lilis accounts for warrant grants to non-employees whereby the fair values of such warrants are determined using the option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached. (See Note 12- Shareholders Equity.)

Warrant Modification Expense

The Company accounts for the modification of warrants as an exchange of the old award for a new award. The incremental value is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before modification, and is either expensed as a period expense or amortized over the performance or vesting date. We estimate the incremental value of each warrant using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimate with the greatest degree of subjective judgment is the estimated volatility of our stock price. (See Note 12-Shareholder Equity.)

Loss per Common Share

Earnings (losses) per share are computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (losses) per share are computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities, such as conversion derivatives and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  As of December 31, 2013, a total of 6,773,913 and 3,665,859, respectively, of shares underlying warrants and convertible debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

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

We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  As of December 31, 2013 and 2012, the Company has determined that no liability is required to be recognized. (See Note-11 Income Taxes.)

Our policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. However, we did not accrue interest or penalties at December 31, 2013 and December 31, 2012, because the jurisdiction in which we have unrecognized tax benefits does not currently impose interest on underpayments of tax and we believe that we are below the minimum statutory threshold for imposition of penalties. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next 12 months. The earliest years remaining subject to examination are December 31, 2011, April 30, 2011 and April 30, 2010. (See Note-11 Income Taxes.)

Recently Issued Accounting Pronouncements

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

In April, 2012, we made the decision to abandon one of our unconventional Niobrara wells that was categorized as a well in progress as of December 31, 2011.  In conjunction with that decision, all capitalized drilling, completion and allocable lease costs related to this well in the amount of $4.8 million were transferred to developed properties.  This transfer of costs contributed to a $3.27 impairment charge of developed properties derived from the ceiling test completed as of March 31, 2012. In December 2012, the Company made a decision to abandon the one remaining unconventional Niobrara well. In conjunction with the decision, all capitalized drilling, completion and allocable lease costs related to both wells-in-progress in the amount of $10.06 million were transferred to developed properties.  Furthermore, the company analyzed all of its undeveloped acreage with expiration dates during the year ended December 31, 2015 and transferred $5.94 million to developed properties.  Also, the Company reduced the PV-10 of the proved undeveloped reserve acreage by utilizing the assumption that its proven undeveloped reserves would be developed on a promoted basis, which reduced the production amounts to 25% of the Company’s 100% ownership.  As a result, the ceiling test performed by the Company yielded an increased impairment.  The transfer of both of the costs to the developed properties and a reduction of proved undeveloped reserve acreage resulted in an impairment of $23.39 million during December 2012, for a total impairment of $26.66 million for the year ended December 31, 2012.

During 2012, the Company purchased $0.20 million of undeveloped oil and gas acreage interest located in the DJ Basin.

On December 27, 2012, the Company leased undeveloped acreage for total proceeds of $1.50 million in the DJ Basin to a private company granting a four-year lease for the deep rights on approximately 6,300 net acres.  The Company paid Hexagon $0.75 million of the proceeds which reduced the long-term debt principal amount.

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

Effective as of December 31, 2013, the company impaired all of its undeveloped acreage with expiration dates prior to 2016 that are not otherwise extendable, and transferred $6.12 million of the cost of such acreage to developed properties.  Also, the Company also completed its annual impairment analysis of undeveloped acreage and transferred an additional amount of $3.20 million in carrying cost from unevaluated leaseholds to evaluated leaseholds.

Depreciation, depletion and amortization (“DD&A”) expenses related to the proved properties were  approximately $2.39 million and $4.55 million for the years ended December 31, 2013 and December 31, 2012, respectively.   During the year ended December 31, 2012, the company impaired the carrying costs of its developed oil and gas properties by $26.66 million, respectively, as a result of an excess of carrying costs above the applicable ceiling threshold based on the fair market value of the proved developed and proved undeveloped acreage.  No such impairment expense has been recognized in the year ended December 31, 2013.

The following table sets forth a summary of oil and gas property costs (net of divestitures) not being amortized as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Undeveloped acreage
Beginning Balance	$28,067	$45,697
Acquisitions	368	204
Transferred to evaluated properties	-	-
Leased deep rights of undeveloped acreage	-	(1,444)
Impairment and other reclassification to evaluated properties	(9,771)	(16,390)
Total undeveloped acreage	$18,664	$28,067

Wells in progress:
Beginning Balance	$194	$6,426
Additions	1,125	3,824
Reclassification to evaluated properties	(173)	(10,056)
Total wells in progress	$1,146	$194
Total property not subject to DD&A	$19,810	$28,261

NOTE 5 – WELLS IN PROGRESS

The following table reflects the net changes in capitalized additions to wells in progress during 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Wells in progress:
Beginning Balance	$194	$6,426
Additions	1,125	3,824
Reclassification to developed properties	(173)	(10,056)
Total wells in progress	$1,146	$194

During the year ended December 31, 2013, the Company evaluated the wells in progress activity and transferred $0.18 million to evaluated properties for projects that were neither completed or are no longer being evaluated.

During the fourth quarter of 2013, the Company funded the drilling of a horizontal well in North Wattenberg for a $1.07 million. Completion of the well is scheduled for second quarter 2014.

In 2012, we made the decision to abandon both of our unconventional Niobrara wells that were categorized as a well in progress as of December 31, 2011. In conjunction with that decision, all capitalized drilling, completion and allocable lease costs related to these wells in the amount of $10.06 million were transferred to developed properties.

NOTE 6 - DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of December 31, 2013, the Company maintained an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel.

The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows (in thousands):

	For the Year Ended December 31,
	2013	2012
Realized gain (loss) on oil price hedges	$(17)	$780
Unrealized gain oil price hedges	$2	$-

Realized gains and losses are recorded as individual swaps mature and settle.  These gains and losses are recorded as income or expenses in the periods during which applicable contracts settle.  Swaps which are unsettled as of a balance sheet date are carried at fair market value, either as an asset or liability.  Unrealized gains and losses result from mark-to-market changes in the fair value of these derivatives between balance sheet dates. (See Note 7 - Fair Value of Financial Instruments.)

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

The Company’s cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, interest payable and customer deposits approximate fair value due to the short-term nature or maturity of the instruments.  The Company’s fixed rate 10% and 8% term loans and convertible debentures, respectively, are measured using Level 3 inputs.

Executive Compensation

In September, 2013, we announced the appointment of Abraham Mirman as our new president. In connection with Mr. Mirman’s appointment, the Company entered an employment agreement with Mr. Mirman (the “Mirman Agreement”). The Mirman Agreement provides for an incentive bonus package that, depending upon the relative performance of the Company’s common stock compared to the performance of stocks of certain peer group companies as measured from Mr. Mirman’s initial date of employment through December 31, 2014, may result in a cash bonus payment to Mr. Mirman of up to 3.0 times his base salary. The incentive bonus is recorded as a liability and will be valued every quarter. The Company engaged a third party to complete a valuation of this conversion liability. As of December 31, 2013, the Company recorded a liability of $0.15 million. (See Note 13-Share Based and Other Compensation.)

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

In evaluating counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  The Company considered that the counterparty is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. (See Note 6-Derivitives.)

Asset Retirement Obligation

The fair value of the Company’s asset retirement obligation liability is calculated at the point of inception by taking into account: 1) the cost of abandoning oil and gas wells, which is based on the Company’s and/or Industry’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which are based on estimates from reserve engineers; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money.  Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Convertible Debentures Payable Conversion Feature

In February 2011, the Company issued in a private placement $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (“Debentures”) with a group of accredited investors. During the year ended December 31, 2012, the Company issued an additional $5.00 million of Debentures, resulting in a total of $13.40 million of Debentures outstanding as of December 31, 2012. Through December 31, 2013, the Company issued an additional $2.20 million of supplemental convertible debentures As of December 31, 2013 the Company had a total debenture amount of $15.58 million. As of December 31, 2013, the Debentures are convertible at any time at the holders’ option into shares of our common stock at $4.25 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. The Company engaged a third party to complete a valuation of this conversion liability. (See Note 8-Loan Agreements.)

The following table provides a summary of the fair values of assets and liabilities measured at fair value (in thousands):

December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Commodity derivative instruments	$-	$7	$-	$7
Total assets, at fair value	$-	$7	$-	$7

Liability
Executive employment agreement	$-	$-	$(145)	$(145)
Convertible debentures conversion derivative liability	$-	$-	$(1,150)	$(1,150)
Total liability, at fair value	$-	$-	$(1,295)	$(1,295)

December 31, 2012:

	Level 1	Level 2	Level 3	Total
Liability
Commodity derivative instruments	$-	$-	$-	$-
Convertible debentures conversion derivative liability	-	-	(1,680)	(1,680)
Total liability at fair value	$-	$-	$(1,680)	$(1,680)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2013 (in thousands):

Beginning balance, December 31, 2012	$(1,680)
Executive employment agreement liability	(145)
Convertible debentures conversion derivative gain	730
Additions to derivative liability from Supplemental Debenture	(200)
Ending balance, December 31, 2013	$(1,295)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ending December 31, 2013 and 2012.

NOTE 8 - LOAN AGREEMENTS

Term Loans

The Company entered into three separate loan agreements with Hexagon in January, March and April 2010. All three loans originally bore annual interest at a rate of 15% (which has been reduced, as discussed below), each had an original maturity date of December 1, 2010 (which has been extended, as discussed below), and have similar terms, including customary representations and warranties and indemnification, and require the Company to repay the loans with the proceeds of the monthly net revenues from the production of the acquired properties.  The loans contain cross collateralization and cross default provisions and are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage.

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

The Company is subject to certain non-financial covenants with respect to the Hexagon loan agreements.  As of December 31, 2013, the Company was in compliance with all covenants under the facilities.

As of December 31, 2013, the total amount outstanding on the three loan agreements was $18.77 million.

On May 19, 2014, the Company received an extension from Hexagon of the maturity date under its term loans, from May 16, 2014 to August 15, 2014. On May 30, 2014, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Hexagon, which provides for the settlement of all amounts outstanding under the Term Loans. In connection with the execution of the Settlement Agreement, the Company made an initial cash payment of $5.0 million. The Settlement Agreement requires the Company to make an additional cash payment of $5.0 million (the “Second Cash Payment”) by June 30, 2014, and at that time issue to Hexagon (i) a two-year $6.0 million unsecured note (the “Replacement Note”), bearing interest at an annual rate of 8%, requiring principal and interest payments of $90,000 per month, and (ii) 943,208 shares of unregistered common stock (the “Shares”). The parties have also agreed that if the Second Cash Payment is not made by June 30, 2014, an additional $1.0 million in principal will be added to the Replacement Note, and if the Replacement Note is not retired by December 31, 2014, the Company will issue an additional 1.0 million shares of its common stock to Hexagon. Finally, Hexagon will not, until the earlier of June 30, 2014 or the date the Company achieves sustained average trading volume in excess of 100,000 shares per day for at least ten consecutive trading days, sell or otherwise transfer for value any shares of the Company’s common stock or any securities convertible into the Company’s common stock, and thereafter until December 31, 2014, Hexagon will not sell or otherwise transfer for value more than 10,000 shares per week of the Company’s common stock or any securities convertible into the Company’s common stock. Under the Settlement Agreement, Hexagon will release its security interest under the Term Loans once the Company has delivered the Second Cash Payment, the Replacement Note and the Shares. (See Note 14-Subsequent Events.)

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of the Debentures, secured by mortgages on several of our properties. Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest at an annualized rate of 8% is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or, at the Company's option, in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the interest accruable through the 18 month anniversary of the original issue date of the Debenture less the amount of any interest paid on the portion of the Debenture being redeemed prior to the optional redemption date, payable in common stock. TR Winston acted as placement agent for the private placement and received $0.04 million of Debentures equal to 5% of the gross proceeds from the sale. The Company is amortizing the $0.04 million over the life of the loan as deferred financing costs. The Company amortized $0.01 million of deferred financing costs into interest expense during the year ended December 31, 2013, and has $0.03 million of deferred financing cost to be amortized through May 2014.

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

Through July 2012, we received $3.04 million of proceeds from the issuance of Supplemental Debentures, which were used for the drilling and development of six new wells, resulting in a total investment of $3.69 million. Four of these wells resulted in commercial production, and two wells were plugged and abandoned.

In August 2012, the Company and holders of the Supplemental Debentures agreed to renegotiate the terms of the Supplemental Debenture offering.  These negotiations concluded with the issuance of an additional $1.96 million of Supplemental Debentures.  The August 2012 modifications to the Supplemental Debenture agreements increased the carried working interest from 5% to 10% and also provided for a one-year, proportionately reduced net profits interest of 15% in the properties developed with the proceeds of the Supplemental Debenture offering, as well as the next four properties to be drilled and developed by the Company.  In conjunction with commitments to additional Debentures in June 2013 (see below), the commitment to provide a 10% carried interest  and  a 15%  one year net profits interest related to the development of four future properties was modified to a 15% carried interest in such properties. As a result, of the modified carried working interest to 15%, $0.16 million of debt discount was reversed.

On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to TR Winston for acting as a placement agent of the Supplemental Debentures.  The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs.  The Company amortized $0.13 million and $0.05 million of deferred financing costs into interest expense during the year ended December 31, 2013 and 2012, and has $0.05 million of deferred financing costs to be amortized through May 2014.

In April 2013, the holders of the Debentures agreed to extend their maturity date to May 16, 2014. On May 19, 2014, the Company received an extension on the Debentures until August 15, 2014. The Debentures waived their right to declare an event of default in connection with the May 15, 2014 maturity date under the Debenture agreement.  In consideration for the extended maturity date the Company provided an additional security interest in 15,000 acres of our undeveloped acreage, as additional collateral for the Debentures.

In April 2013, we received approval from our existing secured debt and convertible debenture holders to issue up to $5.00 million of additional convertible debentures with terms substantially identical to our existing convertible debentures.   As of November 8, 2013 we have issued $2.20 million of such convertible debt, inclusive of $2.21 million that had been issued as of December 31, 2013.  Two officers of the Company participated in the additional convertible debentures for a combined total of $0.43 million.   Proceeds from the issuance of this convertible debt have been used toward the development of certain specific properties, and to a lesser extent, general corporate purposes.  The recent commitments were subject to certain yield enhancements, including a 25% carried interest in certain properties scheduled to be developed with the proceeds. During the year ended December 31, 2013, the Company paid TR Winston $0.04 million as acting placement agent for the additional $2.20 million of supplemental debentures. The Company amortized $.01 million for the year ended December 31, 2013, and has $0.03 million of deferred financing costs to be amortized through May 2014.

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to December 31, 2013, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of December 31, 2013 and December 31, 2012 of $1.15 million and $1.68 million, respectively.  The portion of the derivative liability that is associated with the October 2013 Supplemental Debentures, in the approximate amount of $0.50 million has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures. (See Note 7-Fair Value of Financial Instruments.)

During the year ended December 31, 2013 and 2012, the Company amortized $2.41 million and $2.36 million, respectively, of debt discounts.

On January 31, 2014, the Company entered into a Debenture Conversion Agreement (the “Conversion Agreement”) between the Company and all of the holders of the Debentures. Under the terms of the Agreement, $9 million of the approximately $15.6 million in Debentures then outstanding immediately converted to common stock at a price of $2.00 per common share. The balance of the Debentures may be converted to common stock, subject to receipt of shareholder approval as required by NASDAQ continued listing requirements. As additional inducement for the conversions, the Conversion Agreement provides that the Company issue warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. (See Note 14-Subsequent Events.)

On May 19, 2014, the holders of the Debentures agreed to extend the maturity date of the Debentures until August 15, 2014, and waived their right to declare an event of default in connection with the May 16, 2014 maturity date under the Debentures. On June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015. (See Note 14-Subsequent Events.)

As of December 31, 2013 and 2012, the convertible debt is recorded as follows (in thousands):

	As of December 31, 2013	As of December 31, 2012
Convertible debentures	$15,580	$13,400
Debt discount	(993)	(3,100)
Total convertible debentures, net	$14,587	$10,300

As a result of the Conversion Agreement, the Debentures are being carried on the balance sheet as of December 31, 2013 as long term liabilities. The convertible debentures have been extended to January 15, 2015 by all of the convertible debenture owners. (See Note 14-Subsequent Events.)

As a result of the Hexagon Settlement Agreement, the Term Notes are being carried on the balance sheet as of December 31, 2013 as follows (in thousands):

As of December 31, 2013
Total Term Notes	$18,774
Short term notes payable	(10,663)
Long term notes payable	$8,111

Annual debt maturities as of December 31, 2013 (in thousands):

Year 1	$10,663
Year 2	23,691
Thereafter	-
Total	$34,354

Interest Expense

For the year ended December 31, 2013 and 2012, the Company incurred interest expense of approximately $6.41 million and $8.06 million, respectively, of which approximately $4.04 million and $4.85 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

NOTE 9 - COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation

At December 31, 2013, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of December 31, 2013 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Parker v. Tracinda Corporation, Denver District Court, Case No. 2011CV561.  In November 2012, the Company filed a motion to intervene in garnishment proceedings involving Roger Parker, the Company’s former Chief Executive Officer and Chairman.  The Defendant has served various writs of garnishment on the Company to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested restricted stock.  The Company has asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to the Company.  As a result of bankruptcy proceedings filed by Mr. Parker, the garnishment proceedings have been stayed.  At this stage, we cannot express an opinion as to the probable outcome of this matter.

In re Roger A. Parker: Tracinda Corp. v. Recovery Energy, Inc. and Roger A. Parker, United States Bankruptcy Court for the District of Colorado, Case No. 13-10897-EEB. On June 10, 2013, Tracinda Corp. (“Tracinda”) filed a complaint (Adversary No. 13-011301 EEB) against the Company and Roger Parker in connection with the personal bankruptcy proceedings of Roger Parker, alleging that the Company improperly failed to remit to Tracinda certain property in connection with a writs of garnishment issued by the Denver District Court (discussed above). The Company filed an answer to this complaint on July 10, 2013. A trial date has not been set.

There are no other material pending legal proceedings to which we or our properties are subject.

Operating Leases

The Company leases an office space under a one year operating lease in Denver, Colorado and Melville, New York.  Rent expense for the years ended December 31, 2013 and December 31, 2012, was $0.09 million and $0.09 million, respectively. The Company will have minimum lease payments of $0.12 million for the year ending December 31, 2014.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013 and 2012, we have engaged in the following transactions with related parties:

T.R. Winston & Company, LLC

TR Winston, as placement agent for the Debentures, received compensation in the form of 50,000 shares, valued at $0.23 million, on September 8, 2012. The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs. The Company amortized $0.13 million of deferred financing costs into interest expense during the year ended December 31, 2013, and has $0.22 million of deferred financing costs to be amortized through May 2014.

TR Winston and G. Tyler Runnels, its majority owner, also participated as investors in the Debentures, and purchased an aggregate of $1.41 million in Debentures between February 2011 and June 2013.

On April 15, 2013, the Company entered into an amendment of the Debentures to extend their maturity dates from February 8, 2014 to May 16, 2014. In consideration for the extended maturity date, the Company provided the holders of the Debentures an additional security interest in 15,000 acres of its undeveloped acreage. (See Note 8-Loan Agreements.)

On April 16, 2013, the Company entered into an agreement with a family trust controlled by Mr. Runnels to issue up to an additional $5.0 million in additional Debentures to existing Debenture holders, of which $1.5 million of would be issued on or before July 16, 2013. Between June 2013 through October 2013, the Company issued a total of $2.2 million in additional Debentures to existing Debenture holders. In November 2013, the Company paid TR Winston a commission of $40,000 in connection with the sale of these Debentures. (See Note 8-Loan Agreements.)

On May 10, 2013 the Company entered into a one-year, non-exclusive investment banking agreement with TR Winston. Among other things, the agreement provided for (i) initial compensation to TR Winston in the amount of 100,000 common shares, and three-year warrants to purchase up to 900,000 shares of the Company’s common stock at a strike price of $4.25 per share (the “Retainer Fee”), (ii) a cash fee equal to 5% of the gross proceeds of any equity financing involving solely the issuance of common stock, or 6% for all other equity issuances, (iii) a cash expense allowance equal to 1% of the gross proceeds of any equity financing, (iv) warrants to purchase common stock equal to either 4% of the shares of common stock issued in connection with an equity offering or 2% of the shares to be issued upon conversion of convertible equity in such offering, (v) 3% of the total gross proceeds of any non-revolving, non-convertible credit facility debt financing, (vi) 1% of the amount initially drawn at closing on any revolving credit line or facility, and (vii) 1% of the issuance price of any credit enhancement instrument, including on an insured or guaranteed basis. (See Note 12-Shareholders Equity.)

Under the investment banking agreement, in addition to the Retainer Fee, the Company paid TR Winston $40,000 in connection with the 2013 Debenture offerings, $576,570 in connection with the January 2014 Private Offering (paid in cash and restricted stock), and $225,000 (paid in 112,500 shares of restricted stock) in connection with the Debenture Conversion Agreement. TR Winston invested $0.17 million of these fees in the January Private Placement. The Company is obligated to pay TR Winston additional fees of $0.16 million upon shareholder approval of the participation of certain directors and officers in the January 2014 Private Placement and conversion of the remaining outstanding Debentures.

In September 2013, the Company appointed Abraham Mirman as its President. Prior to joining the Company, Mr. Mirman was employed by TR Winston as its Managing Director of Investment Banking and continues to devote a portion of his time to serving in that role. In connection with the appointment of Mr. Mirman, the Company and TR Winston amended the investment banking agreement to provide that, upon the receipt by the Company of gross cash proceeds or drawing availability of at least $30,000,000, measured on a cumulative basis and including certain restructuring transactions, subject to the Company’s continued employment of Mr. Mirman, TR Winston would receive from the Company a lump sum payment of $1 million. Mr. Mirman’s compensation arrangements with TR Winston provide that upon TR Winston’s receipt from the Company of the lump sum payment, TR Winston would make a payment of $1 million to Mr. Mirman. Mr. Mirman also received, as part of his compensation arrangement with TR Winston, the 100,000 common shares of the Company that were issued to TR Winston in conjunction with the investment banking agreement.

Mr. Runnels, the majority owner of TR Winston, beneficially holds more than 5% of the Company’s common stock, including the holdings of TR Winston and his personal holdings.

Roger Parker

Roger Parker, the Company’s Chief Executive Officer until November 15, 2012, has interests in certain of the Company’s wells for which he is receiving revenue and joint-interest billings. As of December 31, 2012, Mr. Parker had $0.01 million in receivables outstanding and continued to have additional receivables based on monthly production and well maintenance. Furthermore, upon his resignation on November 15, 2012, the Company entered into a separation agreement which provided that Mr. Parker receive a one-year salary severance and health benefits for the year, and also provided for the deferral of vesting of 1,350,000 shares. In return, the Company received a general release and certain non-compete terms from Mr. Parker, in exchange for no less than 10 hours per week of Mr. Parker’s time as a consultant to the Company during the term of the separation agreement. As of December 31, 2013, the Company does not owe Mr. Parker any further amounts under the separation agreement.

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

Hexagon

Hexagon, LLC (“Hexagon”), the Company’s primary lender, also holds over 5% of the Company’s common stock. On April 15, 2013, the Company and Hexagon agreed to amend the term loans to extend their maturity dates to May 16, 2014. Pursuant to the amendment, Hexagon agreed to (i) reduce the interest rate under the term loans from 15% to 10% beginning retroactively with March 2013, (ii) permit the Company to make interest-only payments for March, April, May, and June 2013, after which time the minimum secured term loan payment became $0.23 million, and (iii) forbear from exercising its rights under the term loan credit agreements for any breach that may have occurred prior to the amendment. In consideration for the extended maturity date, the reduced interest rate and minimum loan payment under the secured term loans, the Company provided Hexagon an additional security interest in 15,000 acres of its undeveloped acreage. (See Note 8-Loan Agreements.)

In addition, Hexagon and its affiliates have interests in certain of the Company’s wells independent of Hexagon’s interests under the term loans, for which Hexagon or its affiliates receive revenue and joint-interest billings.

Other Transactions Involving Directors and Officers

Certain of the Company’s directors and officers participated or committed to participate, directly and indirectly, as investors in the 2013 Debenture offerings (for an aggregate investment of $653,970).

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

NOTE 11 - INCOME TAXES

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of December 31, 2013 and 2012 were:

	December 31,
	2013	2012
Deferred tax assets:
Oil and gas properties and equipment	$7,924,585	$8,496,988
Net operating loss carry-forward	17,373,276	14,910,936
Share based compensation	4,369,953	3,885,974
Abandonment obligation	404,394	238,864
Derivative instruments	2,445	173,826
Other	3,660	(48,909)
Total deferred tax asset	30,078,313	27,657,679
Valuation allowance	(30,078,313)	(27,657,679)
Net deferred tax asset	$-	$-

Reconciliation of the Company’s effective tax rate to the expected federal tax rate is:

	For the Year Ended December 31,
	2013	2012
Effective federal tax rate	35.00%	35.00%
Effect of permanent differences	-6.38%	-4.43%
State tax rate	1.60%	1.64%
Change in rate	-%	-%
Other	-5.31%	-%
Valuation allowance	-24.91%	-32.21%
Net	-%	-%

At December 31, 2013 and 2012, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $47.47million and $40.70 million, respectively that may be offset against future taxable income. The Company has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carry-forwards as of December 31, 2013 will expire in from 2030 through 2033.  Net operating loss carryovers may be subject to reduction or limitation by application of Internal Revenue Code Section 382 from the result of ownership changes.

NOTE 12 - SHAREHOLDERS’ EQUITY

Common Stock

As December 31, 2013, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 19,671,901 shares of common stock were issued and outstanding.  No preferred shares were issued or outstanding.

During the year ended December 31, 2013, the Company issued 1,277,499 shares of common stock, including 636,282 shares to pay interest on convertible debentures, 100,000 paid to the investment banker, and 596,215 shares of common stock as restricted stock grants to employees, board members, or consultants. (See Note 13-Share Based and Other Compensation.)

Investment Banking Agreement

During the year ended December 31, 2013, the Company was party to a one-year, non-exclusive investment banking agreement with TR Winston, pursuant to which the Company issued to TR Winston 100,000 common shares, and 900,000 common stock purchase warrants. All warrants have a term of three years and a strike price of $4.25 per share. The investment banking agreement also provided for additional commissions and compensation in the event that TR Winston arranged a successful equity or debt financing during the term of the agreement. The 900,000 warrants were valued at $0.26 million and the 100,000 common shares were valued at $0.16 million. Both equity instruments are classified as prepaid assets and amortized over the life of the agreement. During the year ended December 31, 2013, $0.25 million was included in general and administrative expense as amortization of the value of these grants. (See Note 10- Related Party Transactions.)

Convertible Debenture Interest

During the year ended December 31, 2013, the Company issued 636,282 shares for payment of yearly interest expense on the convertible debentures valued at $1.17 million.

Warrants

A summary of warrant activity for the nine months ended December 31, 2013 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2012	5,638,900	$7.04
Granted	1,216,263	4.25
Exercised, forfeited, or expired	(81,250)	(6.00)
Outstanding at December 31, 2013	6,773,913	$5.24

In January 2013, the Company entered into two separate consulting agreements, one with a financial advisory firm and one with a public relations company.  Each agreement provided for the issuance by the Company of 200,000 warrants for a total of 400,000 warrants, with an exercise price of $4.25 and a total valuation of $0.26 million. The shares vested 25% on March 31, 2013 and will vest 25% for each quarter thereafter. The Company is valuing the warrants each quarter based on their vesting schedule, and including the amount associated with such vesting warrants as an expense in the period of vesting.  During the year ended December 31, 2013, the Company recognized a total expense of $0.26 million for both of the consulting agreements.

The aggregate intrinsic value associated with outstanding warrants as of December 31, 2013 and 2012 was $0, as the strike price of all warrants exceeded the market price for common stock, based on the Company’s closing common stock price of $2.32 and $1.99, respectively.  The weighted average remaining contract life as of December 31, 2013 was 1.56 years, and 2.56 years as of December 31, 2012.

NOTE 13 - SHARE BASED AND OTHER COMPENSATION

Share-Based Compensation

In September 2012, the Company adopted the 2012 Equity Incentive Plan (the “Plan”). The Plan was amended by the stockholders on June 27, 2013 to increase the number of common shares available for grant under the EIP from 900,000 shares to 1,800,000 shares and again on November 13, 2013 to increase the number of common shares available for grant under the EIP from 1,800,000 shares to 6,800,000 shares and to increase the number of common shares eligible for grant under the EIP in a single year to a single participant from 1,000,000 shares to 3,000,000 shares. Each member of the board of directors and the management team has been periodically awarded restricted stock grants, and in the future will be awarded such grants under the terms of the Plan.

The costs of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the year ended December 31, 2013, the Company granted 596,215 shares of restricted common stock to employees, directors and consultants, including 30,002 during the three months ended December 31, 2013. The Company also granted 3,800,000 stock options to employees and board members.

The Company recognized a stock compensation expense of approximately $1.31 million and a credit of $1.75 million, respectively, for the year ended December 31, 2013 and 2012.

Stock Options

A summary of stock options activity for year ended December 31, 2013 is presented below:

Stock Options
Outstanding at December 31, 2012	-
Granted	3,800,000
Exercised, forfeited, or expired	-
Outstanding at December 31, 2013	3,800,000

In June 2013, the Company entered into employment agreements with the CEO and the then President/CFO for non-cash compensation which consisted of each individual receiving 300,000 stock options of which 100,000 vested immediately and 200,000 were scheduled to vest over the following 2 years. The options had a five-year life and an exercise price of $1.60, volatility of 63%, and an option value of $0.87 per share. The 600,000 stock options were valued at $0.52 million on date of grant. During the year ended December 31, 2013, the Company recognized $0.27 million as non-cash compensation expense and $0.25 million is to be amortized over the remaining vesting period.

In connection with execution of these employment contracts, each executive also agreed to receive 93,750 shares of restricted common stock in lieu of a portion of their cash salaries, to vest on April 15, 2014.

In September, 2013, the Company entered an employment agreement with Abraham Mirman (the “Mirman Agreement”). As an inducement for joining the Company, Mr. Mirman was granted 100,000 shares of the Company’s common stock, which vested immediately, was valued at $0.25 million, and was expensed as of the date of the grant. Mr. Mirman was also granted an option to purchase up to 600,000 shares of common stock of the Company, at a strike price of $2.45 per share, equal to the Company’s closing share price on September 16, 2013. This option will become exercisable upon the date the Company receives gross cash proceeds and/or drawing availability under a line of credit of at least $30,000,000, measured on a cumulative basis and including certain restructuring transactions. As such, the Company anticipates that this option will become exercisable if our shareholders subsequently approve the conversion of the remaining Debentures.

Mr. Mirman was also granted options to purchase up to 2,000,000 shares of the Company’s common stock, 666,667 of which become exercisable if the Company has a reported share price of $7.50 and average daily production of 2,500 barrels of oil equivalent per day for a continuous 90-day period, and 666,667 and 666,666 of which become exercisable upon the same daily production condition and reported share prices of $10.00 per share and $12.50 per share, respectively.

The Company received independent valuations of the i) option to purchase 600,000 shares of common stock; ii) the incentive bonus; and iii) the options to purchase 2,000,000 shares.  The option to purchase 600,000 shares was valued at $0.61 million and is being amortized over the life of the Mirman Agreement, which expires on December 31, 2014. The incentive bonus was valued at $0.15 million, and is recorded as a liability.  This liability will be revalued at each balance sheet date.  The options to purchase 2,000,000 shares were valued at $0.05 million and are being amortized over the life of the Mirman Agreement.

In October 2013, the Company granted each of its independent directors 200,000 non-statutory options to purchase the Company’s common stock at an exercise price of $2.05, equal to the closing price at October 24, 2013. The options vest one-third for the next three years on the anniversary grant date.  The value of the 600,000 options at grant date was $0.64 million and will be amortized over the vesting period.

A summary of restricted stock grant activity for the year ended December 31, 2013 is presented below:

Shares
Balance outstanding at December 31, 2012	1,730,710
Granted	596,215
Vested	(196,008)
Expired/ cancelled	(106,542)
Balance outstanding at December 31, 2013	2,024,375

Total unrecognized compensation cost related to unvested stock grants was approximately $0.30 million as of December 31, 2013.  The cost at December 31, 2013 is expected to be recognized over a weighted-average remaining service period of 3 years.

Separation Agreement

In April 2014, the Company entered into a separation agreement with the W. Phillip Marcum, the Chief Executive Officer until April 16, 2014. The company provided Mr. Marcum with one year of severance compensation, to be paid through normal payroll practices. Furthermore, he received the immediate vesting of 200,000 options to purchase stock and the conversion of the remaining amount of the 2013 compensation into $0.15 million cash from 93,780 shares of stock. (See Note 14-Subsequent Events.)

Employment Agreement

In April 2014, we announced the appointment of Robert (Bob) A. Bell as our new Chief Operating Officer and President. In connection with Mr. Bell’s appointment, the Company entered an employment agreement with Mr. Bell (the “Bell Agreement”), which has an initial term of three years, provides for an annual base salary of $240,000 subject to adjustment by the Company, as well as a signing bonus of $100,000 and 100,000 shares of common stock, subject to certain conditions set forth in the Bell Agreement. In addition, Mr. Bell will receive an equity incentive bonus consisting of a non-statutory stock option to purchase up to 1,500,000 shares of common stock and a cash incentive bonus of up to $1,000,000, both subject to Mr. Bell’s continued employment. In addition, Mr. Bell’s incentive bonuses are subject to the Company’s achievement of certain production thresholds set forth in the Bell Agreement. (See Note 14-Subsequent Events.)

Other Compensation

We sponsor a 401(k) savings plan. All regular full-time employees are eligible to participate. We make contributions to match employee contributions up to 5% of compensation deferred into the plan. The Company made cash contributions of $0.03 million for the year ended December 31, 2013.

NOTE 14- SUBSEQUENT EVENTS

January 2014 Private Placement

On January 22, 2014, the Company entered into and closed a series of subscription agreements with accredited investors, pursuant to which the Company issued an aggregate of 2,959,125 units, with each unit consisting of (i) one share of the Company’s common stock, par value $0.0001 (the “Common Stock”) and (ii) one three-year warrant to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (together, the “Units”), for a purchase price of $2.00 per Unit, for aggregate gross proceeds of $5,918,250 (the “January Private Placement”). The Company’s officers and directors have agreed to purchase an additional $1,425,000 of Units subject to receipt of shareholder approval as required by NASDAQ’s continued listing requirements. The warrants are not exercisable for six months following the closing of the January Private Placement. At any time following the closing of the Private Offering, the Company may force the exercise of the warrants provided the shares underlying the warrants are registered, the Common Stock has traded at or above $10.00 per share for a period of twenty (20) consecutive trading days with a minimum daily average volume of 100,000 shares, and the Company has given the Investors at least twenty (20) trading days’ notice.

Debenture Conversion

On January 31, 2014, the Company entered into a Debenture Conversion Agreement (the “Conversion Agreement”), between the Company and all of the holders of the Debentures. Under the terms of the Conversion Agreement, $9 million of the approximately $15.6 million in Debentures then outstanding immediately converted to common stock at a price of $2.00 per common share. The balance of the Debentures may be converted to common stock, subject to receipt of shareholder approval as required by the NASDAQ continued listing requirements. As additional inducement for the conversions, the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share, for each share of Common Stock issued upon conversion of the Debentures. The shares underlying the warrants have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

A shareholders’ meeting to approve i) participation by officers and directors in the Private Offering, and ii) the conversion of the remaining outstanding Debentures is pending, and is anticipated to be held during the third quarter of 2014.

Employment Agreement

In April 2014, we announced the appointment of Robert A. (Bob) Bell as our new President and Chief Operating Officer. In connection with Mr. Bell’s appointment, the Company entered an employment agreement with Mr. Bell (the “Bell Agreement”), which has an initial term of three years, provides for an annual base salary of $240,000 subject to adjustment by the Company, as well as a signing bonus of $100,000 and 100,000 shares of common stock of which 1/3 vest immediately and the balance over three years, subject to certain conditions set forth in the Bell Agreement. In addition, Mr. Bell will receive an equity incentive bonus consisting of a non-statutory stock option to purchase up to 1,500,000 shares of common stock and a cash incentive bonus of up to $1,000,000, both subject to Mr. Bell’s continued employment. In addition, Mr. Bell’s incentive bonuses are subject to the Company’s achievement of certain pre-defined production thresholds set forth in the Bell Agreement.

Separation Agreement

In April 2014, the Company entered into a separation agreement (the “Marcum Agreement”) with W. Phillip Marcum in connection with his resignation from his positions with the Company. The Marcum Agreement provides, among other things, that, consistent with his resignation for good reason under his Employment Agreement, the Company will pay him 12 months of severance through payroll continuation, in the gross amount of $220,000, less all applicable withholdings and taxes, that all stock options held by Mr. Marcum as of the time of his termination will immediately vest, and that Mr. Marcum will remain eligible to receive any performance bonus granted by the Company to its senior executives with respect to Company and/or executive performance in 2013. In addition, the Marcum Agreement provides that the Company will pay Mr. Marcum $150,000 in accrued base salary for his service in 2013, less all applicable withholdings and taxes, in exchange for Mr. Marcum’s forfeiture of the 93,750 shares of unvested restricted common stock of the Company that was issued to Marcum in June 2013 in lieu of such base salary. Mr. Marcum may elect to apply amounts payable under the Marcum Agreement against his commitment to invest $125,000 in the Company’s previously disclosed private offering, upon shareholder approval of the participation of the Company’s officers and directors in that offering. The Marcum Agreement also contains certain mutual non-disparagement covenants, as well as certain mutual confidentiality, non-solicitation and non-compete covenants. In addition, Mr. Marcum and the Company each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or presently may have, including claims relating to Mr. Marcum’s employment. The Marcum Agreement effectively terminated the previously disclosed Employment Agreement entered into between Mr. Marcum and the Company, dated as of June 25, 2013.

Hexagon Settlement

On May 19, 2014, the Company received an extension from Hexagon of the maturity date under our term loans, from May 16, 2014 to August 15, 2014. As of May 16, 2014, there was an aggregate of $18.77 million outstanding under the term loans, which are collateralized by mortgages against a portion of the Company’s developed and undeveloped leasehold acreage.

In connection with the extension, Hexagon and the Company agreed in principal to the settlement of all amounts outstanding under the term loans, pursuant to which (1) the Company will make a cash payment of $5.0 million no later than May 30, 2014 (the “First Cash Payment”), (2) the Company will make a cash payment of $5.0 million no later than June 30, 2014 (the “Second Cash Payment” and together with the First Cash Payment, the “Cash Payments”), (3) the Company will issue to Hexagon a two-year $6 million unsecured note (the “Hexagon Replacement Note”), bearing interest at an annual rate of 8%, requiring principal and interest payments of $90,000 per month, maturity May 30, 2016, and (4) the Company will issue to Hexagon 943,208 shares of unregistered common stock. The parties have also agreed that if either of the Cash Payments is not made on time, an additional $1.0 million in principal will be added to the Hexagon Replacement Note, and if the Hexagon Replacement Note is not retired by December 31, 2014, the Company will issue an additional 1.0 million shares of its common stock to Hexagon. Finally, Hexagon will not, until the earlier of June 30, 2014 or the date the Company achieves sustained average trading volume in excess of 100,000 shares per day for at least ten consecutive trading days, sell or otherwise transfer for value any shares of the Company’s common stock or any securities convertible into the Company’s common stock, and that thereafter until December 31, 2014, Hexagon will not sell or otherwise transfer for value more than 10,000 shares per week of the Company’s common stock or any securities convertible into the Company’s common stock.

Debentures Extension

On May 19, 2014, holders of the remaining Debentures agreed to extend the maturity date under the Debentures from May 16, 2014 to August 15, 2014, and to waive their right to declare an event of default in connection with the May 16, 2014 maturity date under the Debentures. On June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015.

May Private Placement

On May 30, 2014 the Company entered into and consummated a private placement (the “May Private Placement”) of its 8% Convertible Preferred Stock (“Preferred Stock”) with accredited investors, pursuant to which the company sold $7.50 million of Preferred Stock. The Preferred Stock provides for a dividend of 8% per annum, payable quarterly in arrears, which can be paid in cash or in shares of Common Stock if certain conditions are met. Each investor in the Preferred Stock was also granted a three-year warrant to purchase common stock equal to 50% of the number of shares that would be issuable upon full conversion of the Preferred Stock at the initial conversion price. The Company has the right to convert the Preferred Stock to common stock if the common stock is traded at $7.50 for ten consecutive trading days and the underlying shares of common stock are registered for resale. TR Winston was the placement agent for the transaction and will be paid a fee equal to 8% of the proceeds plus an additional 1% of the proceeds plus $25,000 in expenses. The Company used $5.00 million of the proceeds of the private placement to make the first cash payment in connection with the Hexagon settlement (discussed above), and intends to use the remaining proceeds to fund its oil and gas development projects and for general administrative expenses. On June 6, 2014, TR Winston executed a commitment to purchase or effect the purchase by third parties of an additional $15 million in Preferred Stock, which transaction is to be consummated within ninety (90) days.

NOTE 15- SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The following table sets forth information for the years ended December 31, 2013 and 2012 with respect to changes in the Company's proved (i.e. proved developed and undeveloped) reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)
December 31, 2011	608,237	148,077
Purchase of reserves	39,327	-
Revisions of previous estimates	(310,919)	25,813
Extensions, discoveries	99,615	313,958
Sale of reserves	-	-
Production	(85,160)	(80,438)
December 31, 2012	351,100	407,410
Purchase of reserves	7,825	-
Revisions of previous estimates	512,023	2,238,788
Extensions, discoveries	36,325	-
Sale of reserves	(12,848)	(17,076)
Production	(51,706)	(64,845)
December 31, 2013	842,719	2,564,277
Proved Developed Reserves, included above:
Balance, December 31, 2011	215,693	148,077
Balance, December 31, 2012	213,306	186,017
Balance, December 31, 2013	170,531	313,358
Proved Undeveloped Reserves, included above:
Balance, December 31, 2011	392,545	-
Balance, December 31, 2012	137,555	221,314
Balance, December 31, 2013 (2)	672,188	2,250,920

As of December 31, 2013 and December 31, 2012, we had estimated proved reserves of 842,719 and 351,100 barrels of oil, respectively and 427,380 and 67,902 thousand cubic feet ("MCF") of natural gas converted to BOE, respectively.  Our reserves are comprised of 66% and 84% crude oil and 34% and 16% natural gas on an energy equivalent basis, as of December 31, 2013 and December 31, 2012, respectively.

The following values for the December 31, 2013 and December 31, 2012 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31; resulting in a natural gas price of $4.31 and $2.75 per MMBtu (NYMEX price), respectively, and crude oil price of $89.56 and $87.37 per barrel (West Texas Intermediate price), respectively. All prices are then further adjusted for transportation, quality and basis differentials.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves:

	For the Year Ended December 31,
	(in thousands)
	2013	2012
Future oil and gas sales	$86,521	$32,612
Future production costs	(22,095)	(9,718)
Future development costs	(21,980)	(546)
Future income tax expense (1)	-	-
Future net cash flows	42,446	22,348
10% annual discount	(19,104)	(6,926)

Standardized measure of discounted future net cash flows (2)	$23,342	$15,422

The principal sources of change in the standardized measure of discounted future net cash flows are (in thousands):

	2013	2012
Balance at beginning of period	$15,422	$20,014
Sales of oil and gas, net	(3,172)	(4,656)
Net change in prices and production costs	(879)	(1,724)
Net change in future development costs (2)	(20,311)	7,766
Extensions and discoveries (2)	686	3,916
Acquisition of reserves	202	1,677
Sale of reserves	(643)	-
Revisions of previous quantity estimates (2)	30,968	(15,031)
Previously estimated development costs incurred	-	638
Net change in income taxes	-	-
Accretion of discount	1,864	2,001
Other	(795)	821
Balance at end of period	$23,342	$15,422

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

(2)
Total proven reserves as of December 31, 2013 are $23.34 million compared to reserves of $15.42 million for the year ended December 31, 2012, an increase of $7.92 million or 51%. This increase in standardized measure reflects an increase in proved undeveloped reserves to 1,047 MBOE in 2013 from 175 MBOE in 2012, an increase of 872 MBOE. This increase, in part, reflects the uncertainty in 2012 regarding whether the Company would have sufficient capital to support its current development plan. Proved undeveloped reserves in 2012 were estimated under the assumption that certain farm-outs and joint venture arrangements were required in order to finance development of such reserves. This assumption lowered both the reserve values and capital requirements. This assumption was removed in the preparation of the Company’s 2013 reserve estimates due to the Company’s improving financial health. Proved undeveloped reserves also increased as a result of a change in the development plan for one of the Company’s major properties. The development plan was modified from a vertical to a horizontal program due principally to recent development activities in adjacent and nearby drilling units, resulting in significant increases in units attributable to revisions of previous estimates.

At December 31, 2013, we have no proved undeveloped reserves that are scheduled for development five years or more beyond the date the reserves were initially recorded.

Revisions of previous quantity estimate in 2013 reflect the incremental reserve value from the reinstatement of PUD’s which were recorded in 2012 on a promoted basis.  Additionally, the Company increased extension and discoveries by new discoveries by existing Proved Developed Production and improved recoveries in our Wattenberg prospect.

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.