Form 10-Q
period 2014-03-31
LILIS ENERGY, INC.
filed 2014-06-17
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

001-35330
(Commission File No.)

Lilis ENERGY, INC.
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

As of June 16, 2014, 27,728,827 shares of the registrant’s common stock were issued and outstanding.

 Lilis Energy, Inc.

INDEX

PART I– FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This quarterly report, including materials incorporated by reference herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities; any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	the risk factors discussed in Part I, Item 1A of our 2013 Annual Report on Form 10-K for the year ended December 31, 2013;
●	availability of capital on an economic basis, or at all, to fund our capital needs;
●	failure to meet requirements under our debt instruments, which could lead to foreclosure of significant assets;
●	potential default of our settlement agreement with our term loan instruments;
●	failure to fund our authorization for expenditures from other operators for key projects which will reduce our interest in the wells
●	inability to address our negative working capital position;
●	the inability of management to effectively implement our strategies and business plans;
●	potential default under our secured obligations or material debt agreements;
●	estimated quantities and quality of oil and natural gas reserves;
●	exploration, exploitation and development results;
●	fluctuations in the price of oil and natural gas, including reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
●	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;
●	the timing and amount of future production of oil and gas;
●	the completion, timing and success of our drilling activity;
●	lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;
●	declines in the values of our natural gas and oil properties resulting in write-downs;
●	inability to hire or retain sufficient qualified operating field personnel;
●	our ability to successfully identify and consummate acquisition transactions;
●	our ability to successfully integrate acquired assets or dispose of non-core assets;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional (especially Rocky Mountain) economic conditions;
●	the strength and financial resources of our competitors;
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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, we urge you to carefully review and consider the disclosures made in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2013 and other SEC filings, available free of charge at the SEC’s website (www.sec.gov).

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LILIS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$2,856,033	$165,365
Restricted cash	507,260	504,623
Accounts receivable (net of allowance of $50,000 at March 31, 2014 and December 31, 2013, respectively)	375,030	467,337
Prepaid assets	179,477	195,716
Commodity price derivative receivable	-	6,679
Total current assets	3,917,800	1,339,720

Oil and gas properties (full cost method), at cost:
Evaluated properties	68,265,711	68,213,467
Unevaluated acreage, excluded from amortization	18,957,997	18,663,569
Wells in progress, excluded from amortization	6,366,010	1,145,794
Total oil and gas properties, at cost	93,589,718	88,022,830

Less accumulated depreciation, depletion, amortization, and impairment	(45,818,716)	(45,457,637)
Total oil and gas properties, net	47,771,002	42,565,193

Other assets:
Office equipment, net	85,171	91,161
Deferred financing costs, net	100,243	294,699
Restricted cash and deposits	215,541	215,541
Total other assets	400,955	601,401
Total assets	$52,089,757	$44,506,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

 LILIS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2014	2013
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,728,678	$1,932,618
Accrued expenses	1,376,829	1,439,956
Short term loans payable	10,482,840	10,662,904
Convertible notes payable, net of discount	6,396,648	-
Total current liabilities	24,984,995	14,035,478

Long term liabilities:
Asset retirement obligation	1,125,750	1,104,952
Term loans payable	8,083,623	8,111,436
Convertible notes payable, net of discount	-	14,586,618
Convertible notes conversion derivative liability	-	1,150,000
Total long-term liabilities	9,209,373	24,953,006

Total liabilities	34,194,368	38,988,484

Commitments and contingencies – Notes 2, 8, 9,11, and 12

Shareholders’ equity:
Preferred stock, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value:100,000,000 shares authorized; 27,551,467 and 19,671,901 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,756	1,967
Additional paid in capital	143,878,985	121,451,232
Accumulated deficit	(125,986,352)	(115,935,369)
Total shareholders' equity	17,895,389	5,517,830
Total liabilities and shareholders’ equity	$52,089,757	$44,506,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended March 31,
	2014	2013
Revenues:
Oil sales	$700,087	$1,127,333
Gas sales	87,667	106,397
Operating fees	34,727	48,503
Realized gain on commodity price derivatives	11,143	19,890
Total revenues	833,624	1,302,123

Costs and expenses:
Production costs	416,323	303,847
Production taxes	93,680	115,994
General and administrative	2,958,416	984,259
Depreciation, depletion and amortization	388,635	689,654
Total costs and expenses	3,857,054	2,093,754

Loss from operations	(3,023,429)	(791,631)

Other Income (expenses):
Other income	53	251
Inducement expense	(6,661,275)	-
Convertible notes conversion derivative gain (loss)	1,150,000	(20,000)
Interest expense	(1,516,331)	(1,636,159)
Total other expenses	(7,027,553)	(1,655,908)

Net loss	$(10,050,982)	$(2,447,539)
Net loss per common share (basic and diluted)	$(0.40)	$(0.13)
Weighted average shares outstanding (basic and diluted)	25,087,037	18,438,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(10,050,983)	$(2,447,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt inducement of conversion of convertible debentures	6,661,275	-
Common stock issued for convertible note interest	148,129	270,032
Common stock issued for financing cost	686,273	-
Common stock for services and compensation	444,787	250,846
Amortization of deferred financing costs	194,456	177,246
Change in fair value of convertible notes conversion derivative	(1,150,000)	20,000
Accretion of debt discount	661,900	563,571
Depreciation, depletion, amortization and accretion of asset retirement obligation	388,635	689,654
Changes in operating assets and liabilities:
Accounts receivable	92,307	307,841
Restricted cash	(2,637)	(88,054)
Other assets	431,809	(66,831)
Accounts payable and other accrued expenses	(458,581)	(580,466)
Net cash provided by (cash used) operating activities	(1,952,630)	(903,700)

Cash flows from investing activities:
Acquisition of undeveloped acreage	(305,000)	(7,061)
Drilling capital expenditures	(14,494)	(21,462)
Sale of oil and gas properties	-	640,000
Additions to oil and gas properties	(49,201)	-
Additions to office equipment	(768)	(23,276)
Investments in operating bonds	-	(105)
Net cash provided by (cash used) in investing activities	(369,463)	588,096

Cash flows from financing activities:
Proceeds from issuance of common stock	5,327,687	-
Repayment of debt	(314,926)	(177,375)
Net cash provided by (cash used) financing activities	5,012,761	(177,375)

Change in cash and cash equivalents	2,690,668	(492,979)
Cash and cash equivalents at beginning of period	165,365	970,035

Cash and cash equivalents at end of period	$2,856,033	$477,056
Non-cash transactions:
Additions to drilling capital expenditures from an increase in accounts payable and other accrued expenses	$5,198,193	$-
Stock issued for payment on long-term debt	$8,744,836	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LILIS ENERGY, INC.
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

The Company is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 107,000 net acres.  Lilis drills, operates and produces oil and natural gas wells through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All references to production, sales volumes and reserves quantities are net to our interest unless otherwise indicated.

NOTE 2 – LIQUIDITY

As of March 31, 2014, the Company had $18.57 million outstanding under its term loans with Hexagon, LLC (“Hexagon”) and $6.40 million outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”). Both the term loans and the Debentures were to mature on May 16, 2014. Subsequent to March 31, 2014, as discussed below, the maturity date under the Debentures was extended to January 15, 2015 and the maturity dates under each of the term loans was extended to August 15, 2014.

Since March 31, 2014, the Company has consummated the following transactions: (i) on May 19, 2014, the Company received extensions from both Hexagon and the remaining Debenture holders of the maturity dates under the Company’s term loans and outstanding Convertible Debentures, respectively, from May 16, 2014 to August 15, 2014; (ii) on May 30, 2014, the Company and Hexagon entered into an agreement providing for the settlement of all amounts outstanding under the term loans, in exchange for two cash payments of $5.0 million each to be made by the Company to Hexagon which are due May 30, 2014 and June 30, 2014, as well as the issuance to Hexagon of a two-year $6.0 million unsecured 8% note and 943,208 shares of unregistered Common Stock. As of June 1, 2014, the Company paid the first $5.00 million to Hexagon; (iii) on May 30, 2014 the Company consummated a private placement to accredited investors of 8% Convertible Preferred Stock and three-year warrants to purchase Common Stock equal to 50% of the number of shares issuable upon full conversion of the Preferred Stock for gross proceeds of $7.50 million; (iv) on June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015; and (v) on June 6, 2014, TR Winston executed a commitment to purchase or effect the purchase by third parties of an additional $15 million in Preferred Stock, which transaction is to be consummated within ninety (90) days. The consummation of these transactions has been partially reflected in the Company’s balance sheet via the classification of certain portions of the Hexagon term loans and Debentures as long-term debt. (See Note 12 -Subsequent Events.)

The closing of these transactions provided the Company with working capital for general corporate purposes, as well as a portion of the initial capital requirements to initiate further development activities on two of its Wattenberg prospects. However, the Company will require additional capital to satisfy its obligations to Hexagon under the settlement agreement, to fund its current drilling commitments and capital budget plans, to help fund its ongoing overhead, and to provide additional capital to generally improve its working capital position. We anticipate that such additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain assets and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If we are not successful in obtaining sufficient cash sources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring portions of our capital budget. There is no assurance that any such funding will be available to the Company.

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

Reclassification

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the March 31, 2014 consolidated financial statement presentation.  Such reclassifications had no effect on net loss.

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

Restricted Cash

Restricted cash consists of severance and ad valorem tax proceeds which are payable to various tax authorities.  As of March 31, 2014 and December 31, 2013, the restricted cash balance was $0.51 million and $0.50 million, respectively.

Accounts Receivable

The Company records actual and estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable.  Management periodically reviews accounts receivable amounts for collectability and records an allowance for uncollectible receivables under the specific identification method.  The Company recorded allowances for uncollectible receivables of $50,000 at March 31, 2014 and December 31, 2013.  Allowances for doubtful accounts are based primarily on joint interest billings for expenses related to oil and natural gas wells.  Receivables derived from sales of certain oil and gas production are collateral for our term loans and debentures. (See Note 7-Fair Value of Financial Instruments.)

During the three months ended March 31, 2014 and year ended December 31, 2013, the Company did not write off any accounts receivable.

Oil and Gas Properties

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

Depletion of exploration and development costs and depreciation of wells and tangible production assets is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Costs included in the depletion base to be amortized include (a) all proved capitalized costs including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, (b) estimated future development costs to be incurred in developing proved reserves; and (c) estimated decommissioning and abandonment/restoration costs, net of estimated salvage values, that are not otherwise included in capitalized costs.

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

The Company did not recognize impairment charges for the three months ended March 31, 2014 or 2013.

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

As of March 31, 2014, the Company has $6.37 million in wells in progress compared to $1.15 million in wells in progress as of December 31, 2013. (See Note 5 – Wells in Progress.)

Net Loss per Common Share

Earnings (losses) per common share are computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (losses) per share are computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities, such as conversion derivatives and stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive.  As of March 31, 2014, a total of 14,950,264 and 3,198,324 shares underlying warrants and convertible debentures, respectively, have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.  Accordingly, basic shares equal diluted shares for all periods presented.

 Recent Accounting Pronouncements

Various accounting standards updates are issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – OIL AND GAS PROPERTIES

In January 2014, the Company secured an additional interest in their properties within Weld County, Colorado for $0.3 million. These properties are located in the Northern Wattenberg.

NOTE 5 – WELLS IN PROGRESS

As of March 31, 2014, the Company has $6.37 million in wells in progress compared to $1.15 million as of December 31, 2013. The Company incurred wells-in-progress within their properties in Weld County, CO within the Northern and Southern Wattenberg Field areas. As of March 31, 2014, one of the four wells is performing completion techniques and was in production as of April 2014. The remaining three wells in wells-in –progress started completion techniques in May 2014.

NOTE 6 - DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. The Company maintained a commodity swap during the first month of 2014, but as of March 31, 2014, the Company did not maintain any active commodity swaps.

The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows (in thousands):

	For the three months Ended March 31,
	2014	2013
Realized gain on oil price hedges	$11	$20

Realized gains and losses are recorded  as income or expenses in the periods during which applicable contracts mature and settle.  Swaps which are unsettled as of a balance sheet date are carried at fair market value, either as an asset or liability.  Unrealized gains and losses result from mark-to-market changes in the fair value of these derivatives between balance sheet dates. (See Note 7 - Fair Value of Financial Instruments.)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs, used in the valuation methodologies in measuring fair value:

●         Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●         Level 2 – Other inputs that are directly or indirectly observable in the market place.
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

January 2014 Private Placement

In January 2014, the Company entered into and closed a series of subscription agreements with accredited investors, pursuant to which the Company issued an aggregate of 2,959,125 units, with each unit consisting of (i) one share of the Company’s common stock, par value $0.0001 (the “Common Stock”) and (ii) one three-year warrant to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (together, the “Units”), for a purchase price of $2.00 per Unit, for aggregate gross proceeds of $5,918,250 (the “January Private Placement”).  The Company’s officers and directors have agreed to purchase an additional $1,425,000 of Units subject to receipt of shareholder approval as required by NASDAQ’s continued listing requirements. The warrants are not exercisable for six months following the closing of the January Private Placement and must be registered before exercising. The Company valued the warrants within the unit, utilizing a Black Scholes Model using a volatility calculation of 65%, and 3 year term, which resulted in an increase in paid in capital of $1.69 million for the period ended March 31, 2014.

Executive Compensation

In September, 2013, we announced the appointment of Abraham (“Avi”) Mirman as our new president. In connection with Mr. Mirman’s appointment, the Company entered an employment agreement with Mr. Mirman (the “Mirman Agreement”). The Mirman Agreement provides for an incentive bonus package that, depending upon the relative performance of the Company’s common stock compared to the performance of stocks of certain peer group companies as measured from Mr. Mirman’s initial date of employment through December 31, 2014, may result in a cash bonus payment to Mr. Mirman of up to 3.0 times his base salary. The incentive bonus is recorded as a liability and will be valued every quarter. The Company engaged a third party to complete a valuation of this conversion liability. As of March 31, 2014, the Company recorded an additional expense of $0.05 million, for the three months ended, which resulted in a total liability of $0.20 million. (See Note 11-Share Based and Other Compensation.)

Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, and the credit rating of its counterparty.  The Company also performs an internal valuation to ensure the reasonableness of third-party quotes.

The primary type of derivative instrument utilized by the Company is the commodity swap.  The oil derivative markets are highly active.  Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

In evaluating counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  The Company considered that the counterparty is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  As of March 31, 2014, the Company did not have any derivative instruments. (See Note 6-Derivitives.)

Asset Retirement Obligation

The fair value of the Company’s asset retirement obligation liability is calculated at the point of inception by taking into account: 1) the cost of abandoning oil and gas wells, which is based on the Company’s and/or Industry’s historical experience for similar work or estimates from independent third-parties; 2) the economic lives of its properties, which are based on estimates from reserve engineers; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money.  Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Convertible Debentures Conversion Derivative Liability

In February 2011, the Company issued in a private placement $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (“Debentures”) with a group of accredited investors. During the year ended December 31, 2012, the Company issued an additional $5.00 million of Debentures, resulting in a total of $13.40 million of Debentures outstanding as of December 31, 2012. Through December 31, 2013, the Company issued an additional $2.20 million of supplemental convertible debentures.  As of December 31, 2013 the Company had a total debenture amount of $15.58 million.  On January 31, 2014, the "Company entered into a Debenture Conversion Agreement (the "Agreement") between the Company and all of the holders of the Debentures.  Pursuant to the terms of the Agreement, $9 million converted at a price of $2.00 per share of the Company’s common stock.  In addition, the Company issued warrants to the Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the "Warrants"), equal to the number of Common Stock issued pursuant to the Debenture holder's conversion elections. As of March 31, 2014, the remaining Debentures are convertible at any time at the holders’ option into shares of our common stock at $2.00 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. The Company engaged a third party to complete a valuation of this conversion liability.

The following table provides a summary of the fair values of assets and liabilities measured at fair value (in thousands):

March 31, 2014:

	Level 1	Level 2	Level 3	Total
Liability
Executive employment agreement compensation	$-	$-	$(200)	$(200)
Total liability, at fair value	$-	$-	$(200)	$(200)

December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments	$-	$7	$-	$7
Total assets, at fair value	$-	$7	$-	$7

Liability
Executive employment agreement	$-	$-	$(145)	$(145)
Convertible debentures conversion derivative liability	$-	$-	$(1,150)	$(1,150)
Total liability, at fair value	$-	$-	$(1,295)	$(1,295)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of March 31, 2014 (in thousands):

Beginning balance, December 31, 2013	$(1,295)
Executive compensation liability	(55)
Convertible debentures conversion derivative gain	1,150
Ending balance, March 31, 2014	$(200)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2014 or 2013.

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

In April 2013, Hexagon agreed to amend all three loan agreements to extended the maturity date to May 16, 2014, reduce the annualized interest rate to 10% from 15% beginning retroactively with March 2013, decrease our minimum monthly payment under the term loans to $0.23 million and allow us to make interest-only payments for March, April, May, and June.  In consideration for the extended maturity date, reduced interest rate, and reduced minimum loan payment, we provided Hexagon an additional security interest in 15,000 acres of our undeveloped acreage.

On May 19, 2014, the Company received an extension from Hexagon of the maturity date under its term loans, from May 16, 2014 to August 15, 2014.

On May 30, 2014, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Hexagon, which provides for the settlement of all amounts outstanding under the Term Loans. In connection with the execution of the Settlement Agreement, the Company made initial cash payment of $5.0 million. The Settlement Agreement requires the Company to make an additional cash payment of $5.0 million (the “Second Cash Payment”) by June 30, 2014, and at that time issue to Hexagon (i) a two-year $6.0 million unsecured note (the “Replacement Note”), bearing interest at an annual rate of 8%, requiring principal and interest payments of $90,000 per month, and (ii) 943,208 shares of unregistered common stock (the “Shares”). The parties have also agreed that if the Second Cash Payment is not made by June 30, 2014, an additional $1.0 million in principal will be added to the Replacement Note, and if the Replacement Note is not retired by December 31, 2014, the Company will issue an additional 1.0 million shares of its common stock to Hexagon. Finally, Hexagon will not, until the earlier of June 30, 2014 or the date the Company achieves sustained average trading volume in excess of 100,000 shares per day for at least ten consecutive trading days, sell or otherwise transfer for value any shares of the Company’s common stock or any securities convertible into the Company’s common stock, and thereafter until December 31, 2014, Hexagon will not sell or otherwise transfer for value more than 10,000 shares per week of the Company’s common stock or any securities convertible into the Company’s common stock. Under the Settlement Agreement, Hexagon will release its security interest under the Term Loans once the Company has delivered the Second Cash Payment, the Replacement Note and the Shares. (See Note 12-Subsequent Events.)

The Company is subject to certain non-financial covenants with respect to the Hexagon loan agreements.  As March 31, 2014, the Company was in compliance with all covenants under the facilities.

As of March 31, 2014, the total amount outstanding on the three loan agreements was $18.57 million.

As a result of the Hexagon Settlement Agreement, the term notes are being carried on the balance sheet as of March 31, 2014 as follows (in thousands):

As of March 31, 2014
Total Term Notes	$18,565
Short term notes payable	(10,482)
Long term notes payable	$8,083

Annual debt maturities as of March 31, 2014 (in thousands):

Year 1	$16,879
Year 2	8,083
Thereafter	-
Total	$24,962

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of the Debentures, secured by mortgages on several of our properties. Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest at an annualized rate of 8% is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or, at the Company's option, in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the interest accruable through the 18 month anniversary of the original issue date of the Debenture less the amount of any interest paid on the portion of the Debenture being redeemed prior to the optional redemption date, payable in common stock. TR Winston acted as placement agent for the private placement and received $0.04 million of Debentures equal to 5% of the gross proceeds from the sale. The Company is amortizing the $0.04 million over the life of the loan as deferred financing costs. The Company amortized $0.01million of deferred financing costs into interest expense during the three months ended March 31, 2014, and has $0.03 million of deferred financing cost to be amortized through May 2014.

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

Through July 2012, we received $3.04 million of proceeds from the issuance of Supplemental Debentures, which were used for the drilling and development of six new wells, resulting in a total investment of $3.69 million.  Four of these wells resulted in commercial production, and two wells was plugged and abandoned.

In August 2012, the Company and holders of the Supplemental Debentures agreed to renegotiate the terms of the Supplemental Debenture offering.  These negotiations concluded with the issuance of an additional $1.96 million of Supplemental Debentures.  The August 2012 modifications to the Supplemental Debenture agreements increased the carried working interest from 5% to 10% and also provided for a one-year, proportionately reduced net profits interest of 15% in the properties developed with the proceeds of the Supplemental Debenture offering, as well as the next four properties to be drilled and developed by the Company.  In conjunction with commitments to additional Debentures in June 2013 (see below), the commitment to provide a 10% carried interest  and  a 15%  one year net profits interest related to the development of four future properties was modified to a 15% carried interest in such properties. As a result of the modified carried working interest to 15%, $0.16 million of debt discount was reversed.

On September 8, 2012, the Company issued 50,000 shares, valued at $0.23 million, to TR Winston for acting as a placement agent of the Supplemental Debentures.  The Company is amortizing the $0.23 million over the life of the loan as deferred financing costs.  The Company amortized $0.03 million and $0.03 million of deferred financing costs into interest expense during the three months ended March 31, 2014 and 2013, and has $0.02 million of deferred financing costs to be amortized through May 2014.

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

In April 2013, we received approval from our existing secured debt and convertible debenture holders to issue up to $5.00 million of additional convertible debentures with terms substantially identical to our existing convertible debentures.   As of November 8, 2013 we have issued $2.20 million of such convertible debt, inclusive of $2.21 million that had been issued as of December 31, 2013.  Two officers of the Company participated in the additional convertible debentures for a combined total of $0.43 million.   Proceeds from the issuance of this convertible debt have been used toward the development of certain specific properties, and to a lesser extent, general corporate purposes.  The recent commitments were subject to certain yield enhancements, including a 25% carried interest in certain properties scheduled to be developed with the proceeds. During the year ended December 31, 2013, the Company paid TR Winston $0.04 million as acting placement agent for the additional $2.20 million of supplemental debentures. The Company amortized $.02 million for the three months ended March 31, 2014, and has $0.01 million of deferred financing costs to be amortized through May 2014.

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to March 31, 2014, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of March 31, 20134 and December 31, 2013 of $0 million and $1.15 million, respectively.  (See Note 7-Fair Value of Financial Instruments.)

During the three months ended March 31, 2014 and 2013, the Company amortized $0.66 million and $0.56 million, respectively, of debt discounts.

On January 31, 2014, the Company entered into a Debenture Conversion Agreement (the “Conversion Agreement”) with all of the holders of the Debentures.  Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures outstanding as of January 30, 2014 immediately converted to common stock at a price of $2.00 per common share.  As additional inducement for the conversions, the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. Utilizing a Lattice model, with a 3 year life and 65% volatility, the Company recorded an inducement expense of $6.61 million, for the three months ended March 31, 2014, for the warrants issued to induce the convertible debentures to convert their debt to common stock and a warrant. T.R. Winston acted as the investment banker for the Conversion agreement and was compensation 8% of the $9.0 million which was payable in common stock and valued at a market rate of $3.05 per share. During the three months ended March 31, 2104, the Company valued the compensation at $0.69 million.

The balance of the Debentures may be converted to common stock on the terms provided in the Conversion Agreement (including the terms related to the warrants); subject to receipt of shareholder approval as required by NASDAQ continued listing requirements. The Company intends to present proposals to approve participation by officers and directors in the January Private Placement and the conversion of the remaining outstanding Debentures at its 2014 annual meeting of shareholders, which is expected to take place in July 2014.

On May 19, 2014, the holders of the Debentures agreed to extend the maturity date of the Debentures until August 15, 2014, and waived their right to declare an event of default in connection with the May 16, 2014 maturity date under the Debentures. On June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015. (See Note 12-Subsequent Events.)

As of March 31, 2014 and December 31, 2013, the convertible debt is recorded as follows (in thousands):

	As of March 31, 2014	As of December 31, 2013
Convertible debentures	$6,728	$15,580
Debt discount	(332)	(993)
Total convertible debentures, net	$6,396	$14,587

Because they mature on January 15, 2015, the Debentures are being carried on the balance sheet as of March 31, 2014 as a current liability.

Interest Expense

For the three months ended March 31, 2014 and 2013, the Company incurred interest expense of approximately $1.52 million and $1.64 million, respectively, of which approximately $1.05 million and $1.00 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

NOTE 9 - COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation

At March 31, 2014, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company.  Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, royalty rates and various other matters including taxation.  Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons.  As of March 31, 2014 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

NOTE 10 - SHAREHOLDERS’ EQUITY

Common Stock

As December 31, 2013, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 27,551,467 shares of common stock were issued and outstanding.  No preferred shares were issued or outstanding.

During the three months ended March 31, 2014, the Company issued 7,863,166 shares of common stock, including 4,500,000 common stock shares to debenture conversion agreement, 250,000 for finance expense to complete the conversion of convertible debentures. 3,037,500 for the stock issued for the January 2014 Private Placement, and 129,150 shares of common stock as restricted stock grants to employees, board members, or consultants.  (See Note 11-Share Based and Other Compensation.)

Investment Banking Agreement

During the year ended December 31, 2013, the Company was party to a one-year, non-exclusive investment banking agreement with TR Winston, pursuant to which the Company issued to TR Winston 100,000 common shares, and 900,000 common stock purchase warrants. All warrants have a term of three years and a strike price of $4.25 per share. The investment banking agreement also provided for additional commissions and compensation in the event that TR Winston arranged a successful equity or debt financing during the term of the agreement. The 900,000 warrants were valued at $0.26 million and the 100,000 common shares were valued at $0.16 million. Both equity instruments are classified as prepaid assets and amortized over the life of the agreement. During the three months ended March 31, 2014, $0.11 million was included in general and administrative expense as amortization of the value of these grants.

January 2014 Private Placement

In January 2014, the Company entered into and closed a series of subscription agreements with accredited investors, pursuant to which the Company issued an aggregate of 2,959,125 units, with each unit consisting of (i) one share of the Company’s common stock, par value $0.0001 (the “Common Stock”) and (ii) one three-year warrant to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (together, the “Units”), for a purchase price of $2.00 per Unit, for aggregate gross proceeds of $5,918,250 (the “January Private Placement”).  The Company’s officers and directors have agreed to purchase an additional $1,425,000 of Units subject to receipt of shareholder approval as required by NASDAQ’s continued listing requirements. The warrants are not exercisable for six months following the closing of the January Private Placement. Since the warrants are unregistered, they are being carried as a liability. As of March 31, 2014, the Company calculated the value of the warrants within the January Private Placement as $1.69 million, once the shares become registered; the value will be transferred to pay in capital. T.R Winston and John Carris Investments acted as the placement agents and was compensated 8% for the completion of the private placement.  Their fees were paid in 288,840 warrants with an assumed strike price of $2.16 per share, volatility of 65%, which resulted in a value of $0.24 million. The fees were an offset against paid in capital.

Convertible Debenture Interest

During the three months ended March 31, 2014, the Company issued 74,064 shares for payment of yearly interest expense on the convertible debentures valued at $0.15 million.

Debenture Conversion Agreement

On January 31, 2014, the Company entered into a Debenture Conversion Agreement (the “Conversion Agreement”) with all of the holders of the Debentures.  Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures outstanding as of January 30, 2014 immediately converted to common stock at a price of $2.00 per common share.  As additional inducement for the conversions, the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. Utilizing a Lattice model, with a 3 year life and 65% volatility, the Company recorded an inducement expense of $6.61 million, for the three months ended March 31, 2014, for the warrants issued to induce the convertible debentures to convert their debt to common stock and a warrant. T.R. Winston acted as the investment banker for the Conversion agreement and was compensation 8% of the $9.0 million which was payable in common stock and valued at a market rate of $3.05 per share. During the three months ended March 31, 2104, the Company valued the compensation at $0.69 million.

The balance of the Debentures may be converted to common stock on the terms provided in the Conversion Agreement (including the terms related to the warrants); subject to receipt of shareholder approval as required by NASDAQ continued listing requirements. The Company intends to present proposals to approve participation by officers and directors in the January Private Placement and the conversion of the remaining outstanding Debentures at its 2014 annual meeting of shareholders, which is expected to take place in July 2014.

Warrants

A summary of warrant activity for the three months ended March 31, 2014 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2013	6,773,913	$5.24
Granted-January private placement	3,012,500	2.5
Granted-debenture conversion agreement	4,500,011	2.5
Granted-other	663,840	2.88
Exercised, forfeited, or expired	-	-
Outstanding at March 31, 2014	14,950,264	$3.76

In January 2014, the Company entered into a consulting agreement with a public relations company.  The agreement provided for the issuance by the Company of 350,000 warrants and 90,000 shares of stock which vest on a monthly basis until December 31, 2014.  During the three months ended March 31, 2014, the Company recognized a total expense of $0.46 million for the consulting agreement.

The aggregate intrinsic value associated with outstanding warrants as of March 31, 2014 and 2013 was $56.18 million and $40.12 million, respectively , as the strike price of all warrants exceeded the market price for common stock, based on the Company’s closing common stock price of $3.76 and $1.73, respectively.  The weighted average remaining contract life as of March 31, 2014 was 1.31 years, and 2.31 years as of December 31, 2013.

NOTE 11 - SHARE BASED AND OTHER COMPENSATION

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

During the three months ended March 31, 2014, the Company granted 129,150 shares of restricted common stock to employees, directors and consultants.

The Company recognized a stock compensation expense of approximately $0.08 million and a credit of $0.01 million for cancelled shares, respectively, for the three months ended March 31, 2014.

Stock Options

A summary of stock options activity for three months ended March 31, 2014 is presented below:

Stock Options
Outstanding at December 31, 2013	3,800,000
Granted	-
Exercised, forfeited, or expired	-
Outstanding at March 31, 2014	3,800,000

In June 2013, the Company entered into employment agreements with the CEO and the then President/CFO for non-cash compensation which consisted of each individual receiving 300,000 stock options of which 100,000 vested immediately and 200,000 were scheduled to vest over the following 2 years. The options had a five-year life and an exercise price of $1.60.  The 600,000 stock options were valued at $0.52 million on date of grant.   During the year ended December 31, 2013, the Company recognized $0.27 million as non-cash compensation expense and $0.25 million is to be amortized over the remaining vesting period.

In connection with execution of these employment contracts, each executive also agreed to receive 93,750 shares of restricted common stock in lieu of a portion of their cash salaries, to vest on April 15, 2014.

In September, 2013, the Company entered an employment agreement with Abraham (“Avi”) Mirman (the “Mirman Agreement”). As an inducement for joining the Company, Mr. Mirman was granted 100,000 shares of the Company’s common stock, which vested immediately, was valued at $0.25 million, and was expensed as of the date of the grant. Mr. Mirman was also granted an option to purchase up to 600,000 shares of common stock of the Company, at a strike price of $2.45 per share, equal to the Company’s closing share price on September 16, 2013. This option will become exercisable upon the date the Company receives gross cash proceeds and/or drawing availability under a line of credit of at least $30,000,000, measured on a cumulative basis and including certain restructuring transactions. As such, the Company anticipates that this option will become exercisable if our shareholders subsequently approve the conversion of the remaining Debentures.

Mr. Mirman was also granted options to purchase up to 2,000,000 shares of the Company’s common stock, 666,667 of which become exercisable if the Company has a reported share price of $7.50 per share for at least 20 Trading Days during the Term of the Agreement and the average daily production of hydrocarbons of the Company equals or exceeds 2,500 barrels of oil equivalent per day (as determined in accordance with the SEC guideline under which six (6) Mcf of natural gas equals one (1) Bbl of oil) during any three calendar month period, and 666,667 and 666,666 of which become exercisable upon the same daily production condition and reported share prices of $10.00 per share and $12.50 per share, respectively.

The Company received independent valuations of the i) option to purchase 600,000 shares of common stock; ii) the incentive bonus; and iii) the options to purchase 2,000,000 shares.  The option to purchase 600,000 shares was valued at $0.61 million and is being amortized over the life of the Mirman Agreement, which expires on December 31, 2014. During the three months ended March 31, 2014, the Company recorded an additional expense for the incentive bonus of $0.05 million for a total valued of $0.20 million, and is recorded as a liability.  This liability will be revalued at each balance sheet date.  The options to purchase 2,000,000 shares were valued at $0.05 million and are being amortized over the life of the Mirman Agreement.

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

In connection with execution of an amended independent agreement, each director also agreed to receive 31,250 shares of restricted common stock in lieu of a portion of their cash salaries, to vest on April 15, 2014.

A summary of restricted stock grant activity for the period ended March 31, 2014 is presented below:

Shares
Balance outstanding at December 31, 2013	2,024,375
Granted	112,750
Vested	(55,209)
Expired/ cancelled	(12,084)
Balance outstanding at March 31, 2014	2,069,832

As of March 31, 2014, total unrecognized compensation cost related to unvested stock grants was approximately $0.21 million as of March 31, 2014.  The cost at March 31, 2014 is expected to be recognized over a weighted-average remaining service period of 3 years.

Separation Agreement

In April 2014, the Company entered into a separation agreement with the W. Phillip Marcum, the Chief Executive Officer until April 16, 2014.  The company provided Mr. Marcum with one year of severance compensation, to be paid through normal payroll practices. Furthermore, he received the immediate vesting of 200,000 options to purchase stock and the conversion of the remaining amount of the 2013 compensation into $0.15 million cash from 93,780 shares of stock.  (See Note 12-Subsequent Events.)

Employment Agreement

In April 2014, in connection with the appointment of Robert A. (Bob) Bell as our new President and Chief Operating Officer, the Company entered an employment agreement with Mr. Bell, which provides for the issuance of 100,000 shares of common stock, of which 1/3 vest immediately and the balance over three years, subject to certain conditions. In addition, Mr. Bell will receive an equity incentive bonus consisting of a non-statutory stock option to purchase up to 1,500,000 shares of common stock subject to Mr. Bell’s continued employment and the Company’s achievement of certain pre-defined production thresholds. (See Note 12-Subsequent Events.)

Other Compensation

We sponsor a 401(k) savings plan. All regular full-time employees are eligible to participate. We make contributions to match employee contributions up to 5% of compensation deferred into the plan. The Company made cash contributions of $0.01 million for the three months ended March 31, 2014

NOTE 12- SUBSEQUENT EVENTS

In April 2014, we announced the appointment of Robert A. (Bob) Bell as our new President and Chief Operating Officer. In connection with Mr. Bell’s appointment, the Company entered an employment agreement with Mr. Bell (the “Bell Agreement”), which has an initial term of three years, provides for an annual base salary of $240,000 subject to adjustment by the Company, as well as a signing bonus of $100,000 and 100,000 shares of common stock of which 1/3 vest immediately and the balance vest over three years, subject to certain conditions set forth in the Bell Agreement. In addition, Mr. Bell will receive an equity incentive bonus consisting of a non-statutory stock option to purchase up to 1,500,000 shares of common stock and a cash incentive bonus of up to $1,000,000, both subject to Mr. Bell’s continued employment. In addition, Mr. Bell’s incentive bonuses are subject to the Company’s achievement of certain pre-defined production thresholds set forth in the Bell Agreement.

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

In connection with the extension, Hexagon and the Company agreed in principal to the settlement of all amounts outstanding under the term loans, pursuant to which (1) the Company will make a cash payment of $5.0 million no later than May 30, 2014 (the “First Cash Payment”), (2) the Company will make a cash payment of $5.0 million no later than June 30, 2014 (the “Second Cash Payment” and together with the First Cash Payment, the “Cash Payments”), (3) the Company will issue to Hexagon a two-year $6 million unsecured note (the “Hexagon Replacement Note”), bearing interest at an annual rate of 8%, requiring principal and interest payments of $90,000 per month, and (4) the Company will issue to Hexagon 943,208 shares of unregistered common stock. The parties have also agreed that if either of the Cash Payments is not made on time, an additional $1.0 million in principal will be added to the Hexagon Replacement Note, and if the Hexagon Replacement Note is not retired by December 31, 2014, the Company will issue an additional 1.0 million shares of its common stock to Hexagon. Finally, Hexagon will not, until the earlier of June 30, 2014 or the date the Company achieves sustained average trading volume in excess of 100,000 shares per day for at least ten consecutive trading days, sell or otherwise transfer for value any shares of the Company’s common stock or any securities convertible into the Company’s common stock, and that thereafter until December 31, 2014, Hexagon will not sell or otherwise transfer for value more than 10,000 shares per week of the Company’s common stock or any securities convertible into the Company’s common stock.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Financial Condition and Liquidity

As of March 31, 2014, the Company had $18.57 million outstanding under its term loans with Hexagon, LLC (“Hexagon”) and $6.73 million outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”). Both the term loans and the Debentures were to mature on May 16, 2014.

In the first three months of 2014, the Company consummated the following transactions: (i) on January 22, 2014, the Company closed a $7.50 million private placement of units consisting of one share of Common Stock and one three-year warrant to purchase one share of Common Stock for aggregate gross proceeds of $5,918,250, plus an additional $1,425,000 in proceeds committed by certain officers and directors of the Company, which we expect to be funded upon our receipt of the required shareholder approval; (ii) on January 31, 2014, the Company entered into a Debenture Conversion Agreement, under which $9.0 million in Debentures was immediately converted to Common Stock at a price of $2.00 per common share. In addition, (i) on May 19, 2014, the Company received extensions from both Hexagon and the remaining Debenture holders of the maturity dates under the Company’s term loans and Debentures, respectively, from May 16, 2014 to August 15, 2014; (ii) on May 30, 2014, the Company and Hexagon entered into an agreement providing for the settlement of all amounts outstanding under the term loans, in exchange for two cash payments of $5.0 million each to be made by the Company to Hexagon on May 30,2014 and June 30, 2014; as well as the issuance to Hexagon of a two-year $6.0 million unsecured 8% note and 943,208 shares of unregistered Common Stock; (iii) on May 30, 2014 the Company consummated a private placement to accredited investors of 8% Convertible Preferred Stock and three-year warrants to purchase Common Stock equal to 50% of the number of shares issuable upon full conversion of the Preferred Stock for gross proceeds of $7.50 million; (iv) on June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015; and (v) on June 6, 2014, TR Winston executed a commitment to purchase or effect the purchase by third parties of an additional $15 million in Preferred Stock, which transaction is to be consummated within ninety (90) days. The consummation of these transactions has been partially reflected in the Company’s balance sheet via the classification of certain portions of the Hexagon term loans and Debentures as long-term debt.

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

Cash Flows

Cash used in operating activities during the three months ended March 31, 2014 was $1.95 million. Cash used in operating activities offset by the cash used in investing activities and cash used in financing activities by $2.69 million, and resulted in a corresponding increase in cash.

The following table compares cash flow items during the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$(1,952)	$(904)
Investing activities	(369)	588
Financing activities	5,012	(177)
Net change in cash	$2,691	$(493)

During the three months ended March 31, 2014, net used in operating activities was $1.95 million, compared to cash used in operating activities of $0.90 million during the three months ended March 31, 2014, an increase of cash used in operating activities of $1.05 million.  The primary changes in operating cash during the three months ended March 31, 2014 were $10.05 million of net loss, $0.43 million increase in cash for other assets, increase in cash for accounts payable and other accrued expenses of $4.74 million, and an increase of cash of $0.09 million for accounts receivable, and offset by a decrease of $0.01 million for restricted cash. The cash flows from operating activities were adjusted for non-cash charges of $0.39 million of depreciation, depletion, amortization and accretion expenses, $ 0.66 million of debt discount accretion, $0.19 million of amortization of deferred financing costs, common stock issued for financing costs for both the private placement of issuance of common stock and convertible debentures of $0.69 million, common stock issued for interest of $0.15 million, $6.61 million issuance of a warrant to purchase common stock recorded as a debt inducement for the conversion of convertible debentures, $0.44 million for issuance of stock for services and compensation, and offset by a decrease in cash for non-cash change in fair value of convertible debentures conversion option of $1.15 million. Operating cash was increased by $0.09 million of cash provided by a decrease in accounts receivable, cash provided by other assets of $0.43 million, which was offset by cash used in restricted cash and accounts payable and other accrued expenses of $0.01 million and $0.46 million, respectively.

During the three month ended March 31, 2014, net cash used in investing activities was $0.37 million, compared to net cash provided by investing activity of $0.59 million during the three months ended March 31, 2013, a decrease of cash used in investing activities of $0.22 million. The primary changes in investing cash during the three months ended March 31, 2014 were a decrease in cash of $0.32 million of drilling expenditures, $0.05 million in expenditures related to additions to oil and gas properties, and $0.01 million in expenditures related to office equipment.

During the three months ended March 31, 2014, net cash provided by financing activities was $5.01 million, compared to net cash used in financing activities of $0.18 million during the three months ended March 31, 2013, an increase of $5.19 million. The changes in financing cash during the three months ended March 31, 2014 were primarily due to proceeds from the January 2014 Private Placement of $7.5 million which was offset by $1.43 million from participating management and directors which are subject to receipt of shareholder approval as required by NASDAQ’s continued listing requirements. The $7.5 million was further reduced by fees associated with financing paid which resulted in proceeds of $5.33 million from the January 2014 Private Placement. The proceeds from the January 2014 Private Placement were partially offset by net repayments of debt of $0.31 million.

Capital Resources

The Company will require additional capital to fund its current capital obligations, capital budget plans, to help fund its ongoing G&A and to provide additional capital to generally improve its working capital position.  We anticipate that such additional funding will be provided by a combination of capital raising activities, including the selling of additional debt and/or equity securities, the selling of certain un-evaluated and evaluated properties and by the development of certain undeveloped properties via arrangements with joint venture partners.  If we are not successful in obtaining sufficient cash resources to fund the aforementioned capital requirements, we may be required to curtail our expenditures, restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, decrease our working interest in planned drilling areas, including deferring certain capital expenditures in key development areas.  There is no assurance that any such funding will be available to the Company.

During the year ended December 31, 2014, the Company was provided three JV authorizations for expenditures cash calls totaling $5.05 million by the operator of three horizontal wells in the North Wattenberg field. Per the terms of the JOA, if the Company does not generate enough capital from equity or debt raises, and then the Company may be placed in non-pay status with the operator per a Notice of Default.  Should this occur, after thirty days without cure, the operator may forward the Company a Notice of Non-Consent and will be imposed up to a 300% penalty to buy-back working interest in the new drill wells.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following table compares operating data for the three months ended March 31, 2014 to March 31, 2013:

	Three months ended March 31,
	2014	2013
Revenues:
Oil sales	$700,087	$1,127,333
Gas sales	87,667	106,397
Operating fees	34,727	48,503
Realized gain on commodity price derivatives	11,143	19,890
Total revenues	833,624	1,302,123

Costs and expenses:
Production costs	416,323	303,847
Production taxes	93,680	115,994
General and administrative	2,958,416	984,259
Depreciation, depletion and amortization	388,635	689,654
Total costs and expenses	3,857,054	2,093,754

Loss from operations	(3,023,429)	(791,631)

Other Income (expenses):
Other income	53	251
Inducement expense	(6,661,275)	-
Convertible notes conversion derivative gain (loss)	1,150,000	(20,000)
Interest expense	(1,516,331)	(1,636,159)
Total other expenses	(7,027,553)	(1,655,908)

Net loss	$(10,050,982)	$(2,447,539)

Total revenues

Total revenues were $0.83 million for the three months ended March 31, 2014, compared to $1.30 million for the three months ended March 31, 2013, a decrease of $0.47 million, or 36%. The decrease in revenues was due primarily to a decrease in production volumes. During the three months ended March 2014 and 2013, production amounts were 10,288 and 18,215 BOE, respectively, a decrease of 7,927 BOE, or 44%. Declines in production are primarily attributable to natural production declines related to mature producing properties, but were also affected by the temporary reduction in production from five of the Company’s properties that experienced production difficulties during the quarter.  Producing wells that went off-line were idle for longer periods of time than expected due to the lack of availability of workover/production rigs in the area. The effect of this production decrease was partially offset by an increase in the overall average price per BOE to $76.58 in 2014 from $67.73 in 2013, an increase of $8.85 or 13%.

The following table shows a comparison of production volumes and average prices:

	For the Three Months Ended March 31,
	2014	2013
Product
Oil (Bbl.)	8,455	13,458
Oil (Bbls)-average price (1)	$82.80	$83.77

Natural Gas (MCF)-volume	10,997	24,215
Natural Gas (MCF)-average price (2)	$7.97	$4.39

Barrels of oil equivalent (BOE)	10,288	18,215
Average daily net production (BOE)	114	202
Average Price per BOE (1)	$76.58	$67.73

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$76.58	$67.73

Production costs per BOE	40.47	16.68
Production taxes per BOE	9.11	6.37
Depreciation, depletion, and amortization per BOE	37.78	37.86
Total operating costs per BOE	$87.36	$60.91

Gross margin per BOE	$(10.78)	$6.82

Gross margin percentage	-14%	10.07%

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

As of March 31, 2014, the Company did not maintain any active commodity swaps. The commodity swap ended in January 31, 2014 for 100 barrels of oil per day at a price of $99.25 per barrel.

Commodity price derivative realized gains were $0.01 million for the three months ended March 31, 2014, compared to realize gains of $0.02 million during the three months ended March 31, 2013, a decrease in realized gains/losses of $0.01 million or 50%.

Production costs

Production costs were $0.42 million during the three months ended March 31, 2014, compared to $0.30 million for the three months ended March 31, 2013, an increase of $0.12 million, or 40%. Increase in production costs in 2014 was from an increase of the number of required well work, property improvements, and maintenance of productive wells. Production costs per BOE increased to $40.47 for the three months ended March 31, 2014 from $16.68 in 2013, an increase of $23.79 per BOE, or 143%, primarily as a result of reduced volumes of BOE in 2013 and high well work frequency. During the three months ended March 31, 2014, work-over rigs had limited availability due to high Industry activity within the operating area of the Company.  As a result, idled wells for routine well maintenance or other repairs were off-line longer than anticipated, which substantially decreased our production.

Production taxes

Production taxes were $0.09 million for the three months ended March 31, 2014, compared to $0.12 million for the three months ended March 31, 2013, a decrease of $0.03 million, or 25%.  Decrease in production taxes was from a decrease in production and product mix per state.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county which production is derived.  Production taxes per BOE increased to $9.11 during the three months ended March 31, 2014 from $6.37 in 2013, an increase of $2.74 or 43%. During the three months ended March 31, 2014, work-over rigs were in high demand within the operating area of the Company with a small supply of work-over rigs.  As a result, our wells which went down for normal well maintenance or other repairs did not operate for an extended period of time which substantially decreased our BOE.

General and administrative

General and administrative expenses were $2.96 million during the three months ended March 31, 2014, compared to $0.98 million during the three months ended March 31, 2013, an increase of $1.98 million, or 202%.  Non-cash general and administrative items for the three months ended March 31, 2014 were $1.69 million compared to $0.36 million during the three months ending March 31, 2013, an increase of $1.33 million, or 369%.  The increase in non-cash general and administrative expenses was due to additional financing costs of $0.69 million; increase in non-cash compensation of $0.44 million; $0.69 million fees associated with completing the January Private Placement; and non-cash compensation to a third party is $0.4 million. Cash general and administrative expenses were $1.27 million during the three months ended March 31 2014, compared to $0.62 million during the three months ended March 31, 2013, an increase of $0.65 million, or 104%.  The increase in cash general and administrative expenses was largely due to $0.18 million of due diligence cost incurred in connection with a potential acquisition, as well as additional legal and other contract professional services expenses, increase of staffing and partially offset of and other expenses.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $0.39 million during the three months ended March 31, 2014, compared to $0.70 million during the three months ended March 31, 2013, a decrease of $0.31 million, or 44%.  Decrease in depreciation, depletion, and amortization was from (i) a decrease in production amounts in 2014 from 2013, (ii) an increase in the depletion base for the depletion calculation, and (iii) a decrease in the depletion rate.  Production amounts decreased to 10,288 from 18,215 for the three months ended March 31, 2014 and 2013, respectively, a decrease of 7,927, or 44%. The decrease in depletion was based on a lower depletion base. Depreciation, depletion, and amortization per BOE decreased to $37.78 from $37.86, respectively, for the three months ended March 31, 2014 and 2013, a decrease of $0.08, or 1%.  During the three months ended March 31, 2014, work-over rigs were in high demand within the operating area of the Company with a small supply of work-over rigs.  As a result, our wells which went down for normal well maintenance or other repairs did not operate for an extended period of time which substantially decreased our BOE.

Inducement expense

Inducement expenses were $6.66million during the three months ended March 31, 2014, compared to $0 during the three months ended March 31, 2013. In January 2014, the Company entered into the Conversion Agreement between the Company and all of the holders of the Debentures.  Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures then outstanding converted to common stock at a price of $2.00 per common share.  As inducement for the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. The Company used Lattice model to value the warrants, utilizing a volatility of 65%, and a life of 3 years, which arrived at a fair value of $6.61 million for the Warrants.

Interest Expense

For the three months ended March 31, 2014 and 2013, the Company incurred interest expense of approximately $1.52 million and $1.64 million, respectively, of which approximately $1.05 million and $1.00 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.  The decrease in interest expense was primarily attributable to a decrease in the interest rate on the Company’s term loans from 15% to 10% that occurred effective April 1, 2013, but partially offset by an increase in the Company’s convertible debentures.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Capital Budget

We anticipate a working capital budget of up to $28.0 million for the remainder of 2014. The budget is allocated toward the exploitation of two unconventional reservoirs located in the Wattenberg field within the DJ Basin that will apply horizontal drilling in the Niobrara shale and Codell formations.  This entire capital budget is subject to the securing of adequate capital through drilling, equity, and debt instruments. Although we secured approximately $5.0 million, from the January Private Placement, $15.0 million, commitment to purchase or effect the purchase with Preferred Stock from TR. Winston, and an additional $7.50 million, from the May Private Placement, some of the proceeds from these transactions were applied to the payment and servicing of our term debt.

The execution of, and results from, our capital budget are contingent on various factors, including, but not limited to, the sourcing of capital, market conditions, oilfield services and equipment availability, commodity prices and drilling/ production results.  Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget. Other factors that could impact our level of activity and capital expenditure budget include, but are not limited to, a reduction or increase in service and material costs, the formation of joint ventures with other exploration and production companies, the divestiture of non-strategic assets,. We do not anticipate any significant expansion of our current DJ Basin acreage position in the near term; however, we are targeting attractive Wattenberg acquisitions.

Overview of Our Business, Strategy, and Plan of Operations

We have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell resource plays. We believe these assets offer the possibility of repeatable year-over-year success and significant and cost-effective production and reserve growth. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in the DJ Basin in Colorado, Nebraska, and Wyoming. Since early 2010, we have acquired and/or developed 25 producing wells. As of December 31, 2013 we owned interests in approximately 123,000 gross (107,000 net) leasehold acres, of which 111,000 gross (88,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.   We are primarily focused on our North and South Wattenberg Field, assets which include attractive unconventional reservoir drilling opportunities in mature development areas that offer low risk Niobrara and Codell formation productive potential.  We also believe that our conventional reservoir development potential in our Silo-East, Hanson and Wilke/Lukassen well areas will yield competitive results. We expect to pursue an aggressive multi-well program.

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

Extending the development of certain conventional prospects within our inventory of other DJ Basin properties.  Subject to the securing of additional capital, we anticipate the expenditure of up to an additional $25.0 million in drilling and development costs on three of our DJ Basin assets where initial exploitation has yielded positive results. Additional drilling activities will be conducted on each property in an effort to fully assess each property and define field productivity and economic limits.

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

Currently, our inventory of developed and undeveloped acreage includes approximately 12,000 net acres that are held by production, approximately 25,000 net acres, 60,000, 4,000, 4,000 and 2,000 net acres that expire in the years 2014, 2015, 2016, 2017, and thereafter, respectively. Approximately 82% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at the option of the Company, via payment of varying, but typically nominal, extension amounts. However, due to our current liquidity issues, we may enter into one or more transactions to sell a significant number of leases, both developed and undeveloped, to enable us to pay down our outstanding debt or satisfy other financial obligations.

The business of oil and natural gas property acquisition, exploration and development is highly capital intensive and the level of operations attainable by oil and gas company is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties to balance our existing organic cash flow. We will need to raise additional capital to fund our exploration and development budget. We will seek additional capital through the sale of our securities, through debt and project financing, joint venture agreements with industry partners, and through sale of assets. Our ability to obtain additional capital through new debt instruments, project financing and sale of assets may be subject to the repayment of our existing obligations.

We intend to use the services of independent consultants and contractors to provide various professional services, including land, legal, environmental, technical, investor relations and tax services.  We believe that by limiting our management and employee costs, we may be able to better control lifting costs and retain G&A flexibility.

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

Our revenues, cash flows, profitability and future rate of growth will depend substantially upon prevailing prices for oil and natural gas.  Prices may also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.  Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of oil and natural gas.  Historically, the prices received for oil and natural gas have fluctuated widely.  Among the factors that can cause these fluctuations are:

●	changes in global supply and demand for oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
●	the price and quantity of imports of foreign oil and natural gas;
●	acts of war or terrorism;
●	political conditions and events, including embargoes, affecting oil-producing activity;
●	the level of global oil and natural gas exploration and production activity;
●	the level of global oil and natural gas inventories;
●	weather conditions;
●	technological advances affecting energy consumption; and
●	transportation options from trucking, rail, and pipeline
●	the price and availability of alternative fuels.

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

Obligations and Commitments

We have the following contractual obligations and commitments as of March 31, 2014 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 Year	1-3 years	4-5 years	More than 5 years
Secured debt	$18,566	$10,483	$8,083	$-	$-
Interest on secured debt	1,392	1,392	-	-	-
Convertible debentures	6,728	6,728	-	-	-
Interest on convertible debentures	403	403	-	-	-
Operating leases & Other	44	44	-	-	-
Total contractual cash obligations	$27,133	$19,050	$8,083	$-	$-

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

Revenue Recognition

The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses and are included in oil and gas production expense in the accompanying consolidated statements of operations.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.  The Company uses its knowledge of its properties, its historical performance, existing contracts, NYMEX and local spot market prices, quality and transportation differentials, and other factors as the basis for these estimates.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer, Chief Financial Officer, and our Interim Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2014. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer, Chief Financial Officer, and our Interim Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2014:

•
As a result of the resignation of our Chief Financial Officer as previously disclosed by way of current reports on Form 8-K, we did not maintain effective monitoring controls and related segregation of duties over automated and manual journal entry transaction processes.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014, based on the Internal Control—Integrated Framework issued by COSO.

Remediation Efforts

We plan to make necessary changes and improvements to the overall design of our control environment to address the material weakness in internal control over financial reporting described above. In particular, we expect to hire a financial consulting firm to assist with journal entry processing. Additionally, we will perform an analysis of all automated and manual procedures to strengthen the effectiveness of our segregation of duties.

Management believes through the implementation of the foregoing initiative, we will significantly improve our control environment, the completeness and accuracy of underlying accounting data and the timeliness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of regulatory required financial information. The remediation efforts noted above are subject to our internal control assessment, testing, and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

We have previously disclosed by way of current reports on Form 8-K filed with the SEC that on May 16, 2014, A. Bradley Gabbard, the Company’s Chief Financial Officer, announced his decision to resign from his positions as an officer and a director of the Company in order to pursue other interests. Mr. Gabbard’s resignation was not due to any disagreement with the Company, the Board of Directors or the Company’s management.

Also on May 16, 2014, the Board of Directors of the Company appointed Eric Ulwelling, who was the Company’s Chief Accounting Officer and Controller, to the position of Interim Chief Financial Officer. This event has caused a change in our internal control over financial reporting during the quarter-ended March 31, 2014.

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

Item 1A. Risk Factors.

There has been no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we incorporate by reference herein. No additional risk factors are noted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have previously disclosed by way of current reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during the first three months of 2014.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

The Company filed an Amended Certificate of Designations, Preferences and Rights of Series A 8% Convertible Preferred Stock (the “Certificate of Designations”) on June 12, 2014 with the Secretary of State of the State of Nevada, which was effective upon filing. A copy of the Certificate of Designations is attached hereto as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1	Amendment to Certificate of Designations dated June 12, 2014.
4.1	Five Year Warrant to Market Development Consulting Group dated January 17, 2014.
4.2	Five Year Warrant (Anniversary Warrant) to Market Development Consulting Group dated January 17, 2014.
10.1	Letter Agreement dated May 19, 2014 with holders of the 8% Senior Secured Convertible Debentures.
10.2	Amendment to Debentures dated June 6, 2014.
10.3	Separation Agreement with W. Phillip Marcum dated April 24, 2014.
10.4	Employment Agreement with Robert A. Bell dated May 1, 2014.
10.5	Termination of Investment Banking Agreement with T.R. Winston dated as of March 19, 2013.
10.6	Transaction Fee Agreement with T.R. Winston dated as of March 28, 2014.
10.7	Amendment to Transaction Fee Agreement with T.R. Winston dated as of April 29, 2014.
10.8	Engagement Agreement for Financial Advisory Services with MLV & Co. LLC dated as of February 21, 2014.
10.9	Letter Agreement with T.R. Winston dated as of June 6, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	June 16, 2014
Abraham Mirman	(Principal Executive Officer)

/s/ Eric Ulwelling	Acting Chief Financial Officer and Chief Accounting Officer	June 16, 2014
Eric Ulwelling	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amendment to Certificate of Designations dated June 12, 2014.
4.1	Five Year Warrant to Market Development Consulting Group dated January 17, 2014.
4.2	Five Year Warrant (Anniversary Warrant) to Market Development Consulting Group dated January 17, 2014.
10.1	Letter Agreement dated May 19, 2014 with holders of the 8% Senior Secured Convertible Debentures.
10.2	Amendment to Debentures dated June 6, 2014.
10.3	Separation Agreement with W. Phillip Marcum dated April 24, 2014.
10.4	Employment Agreement with Robert A. Bell dated May 1, 2014.
10.5	Termination of Investment Banking Agreement with T.R. Winston dated as of March 19, 2013.
10.6	Transaction Fee Agreement with T.R. Winston dated as of March 28, 2014.
10.7	Amendment to Transaction Fee Agreement with T.R. Winston dated as of April 29, 2014.
10.8	Engagement Agreement for Financial Advisory Services with MLV & Co. LLC dated as of February 21, 2014.
10.9	Letter Agreement with T.R. Winston dated as of June 6, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase