Form 10-Q/A
period 2013-09-30
LILIS ENERGY, INC.
filed 2015-02-18
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

216 16th Street, Suite #1350

Denver, CO 80202

(Address of Principal Executive Offices)

(303) 951-7920

(Registrant’s telephone number, including area code)

Recovery Energy, Inc. 1900 Grant Street, Suite #720 Denver, CO 80203
(Former name, former address and former fiscal year, if changed since last report)

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

Lilis Energy, Inc.
(formerly Recovery Energy, Inc.)

INDEX

EXPLANATORY NOTE

FORWARD-LOOKING STATEMENTS

EXPLANATORY NOTE

Lilis Energy, Inc. (“Lilis”, “Lilis Energy”, “we”, “our”, and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to the Quarterly Report on Form 10-Q of Lilis Energy for the quarterly period ended September 30, 2013 (the “Original Report”), originally filed with the Securities and Exchange Commission on November 14, 2013. The purpose of the Amended Report is to correct certain errors related to the valuation of the Company’s convertible debenture conversion derivative liability contained in the financial statements and related disclosures contained in the Original Report, as described in Note 1 – Restatement.

In February 2015, the Company discovered an error in the valuation provided by its third-party valuation expert regarding the conversion derivative liability of the Company’s 8% Senior Secured Convertible Debentures (the “Debentures”) for the periods ended December 31, 2011, December 31, 2012, December 31, 2013, as well as March 31, 2014 and June 30, 2014 (together, the “Relevant Periods”). Specifically, the calculation of the conversion liability included in the Company’s financial statements for the Relevant Periods only included the value of the price protection (anti-dilution) feature, when it should have included both the conversion option and the price protection embedded in the Debentures. The changes in the value of the derivative resulted in non-cash charges to the financial statements.

The Company has evaluated the effect of the error on all Relevant Periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the error on its annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material. However, the Company has determined that the impact of these non-cash items in its quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q for those periods. In addition, the Company will correct the amounts related to the error for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company has also corrected the error in the fiscal year ended December 31, 2012 in this Quarterly Report on Form 10-Q/A.

The line items that have been amended and restated, including corrections to the error for the fiscal year ended December 31, 2012, are set forth below:

Balance Sheets

	September 30, 2013			December 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Convertible notes payable, net of debt discount	13,128,936	313,966	13,442,902	10,300,361	286,818	10,587,179
Convertible notes conversion derivative liability	1,150,000	(503,740)	646,260	1,680,000	(985,664)	694,336
Total liabilities	36,771,218	(189,774)	36,581,444	35,470,827	(698,846)	34,771,981
Accumulated deficit	(113,411,189)	189,774	(113,221,415)	(106,216,305)	698,846	(105,517,459)
Total shareholders' equity	$7,426,874	$189,774	$7,616,648	12,082,213	698,846	12,781,059

i

Statements of Operations

	For the Three Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated

Convertible notes conversion derivative gain (loss)	700,000	(907,251)	(207,251)
Interest expense	(1,485,022)	(97,859)	(1,582,881)
Net loss	(1,901,146)	(1,005,108)	(2,906,254
Net loss per common share (basic and diluted)	$(0.10)	$(0.05)	$(0.15)

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated

Convertible notes conversion derivative gain (loss)	670,000	(576,149)	93,851
Interest expense	(4,790,700)	67,076	(4,723,624)
Net loss	(7,194,884)	(509,072)	(7,703,956)
Net loss per common share (basic and diluted)	$(0.40)	$(0.01)	$(0.41)

ii

Statements of Cash Flows

	Nine months ended
	September 30, 2013
	As Previously Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(7,194,884)	$(509,072)	$(7,703,956)
Change in fair value of convertible notes conversion derivative	(670,000)	576,149	(93,851)
Accretion of debt discount	1,809,175	(67,076)	$1,742,099
Net cash used in operating activities	$(1,558,306)	$-	$(1,558,306)

No attempt has been made in this Amended Report to modify or update other disclosures presented in the Original Report, except as required to reflect the effects of the restatement. Information not affected by the restatement, including references to the Company as “Recovery Energy, Inc.”, “Recovery”, or “Recovery Energy”, is unchanged and reflects the disclosures made at the time of the filing of the Original Report on November 14, 2013. Accordingly, this Amended Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

As a result of the restatement described above, the Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2013 using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this re-evaluation, we have determined that an additional material weakness in internal controls over financial reporting existed as of September 30, 2013. (See Item 4 – Controls and Procedures).

Currently dated certifications from Lilis Energy’s Chief Executive Officer and Chief Financial Officer have also been included as exhibits to this Form 10-Q/A.

iii

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

iv

Item 1. Financial Statements

LILIS ENERGY, INC.
(FORMERLY RECOVERY ENERGY, INC.)

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31
	2013	2012
	(Restated)	(Restated)

Assets
Current assets:
Cash	$353,934	$970,035
Restricted cash	584,746	671,382
Accounts receivable (net of allowance of $50,000 at September 30, 2013 and December 31, 2012, respectively)	482,115	934,591
Prepaid assets	351,542	13,458
Total current assets	1,772,337	2,589,466

Oil and gas properties (full cost method), at cost:
Developed properties	58,223,296	58,610,095
Undeveloped acreage, excluded from amortization	28,258,138	28,067,005
Wells in progress, excluded from amortization	180,153	193,515
Total oil and gas properties, at cost	86,661,587	86,870,615

Less accumulated depreciation, depletion, amortization, and impairment	(44,989,495)	(43,187,962)
Total oil and gas properties, net	41,672,092	43,682,653

Other assets:
Office equipment, net	95,006	90,630
Deferred financing costs, net	443,116	974,856
Restricted cash and deposits	215,541	215,435
Total other assets	753,663	1,280,921
Total assets	$44,198,092	$47,553,040

The accompanying notes are an integral part of these condensed consolidated financial statements

LILIS ENERGY, INC.
(FORMERLY RECOVERY ENERGY, INC.)

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2013	2012
	(Restated)	(Restated)

Liabilities and Shareholders' Equity
Current liabilities: (restated)
Accounts payable	$771,275	$1,831,590
Commodity price derivative liability	40,955	-
Accrued expenses	1,684,030	1,411,016
Short term loans payable	18,967,191	388,351
Convertible notes payable, net of discount (restated)	13,442,902	-
Convertible notes conversion derivative liability (restated)	646,260	-
Total current liabilities (restated)	35,552,613	3,630,957

Long term liabilities:
Asset retirement obligation	1,028,831	911,546
Term loans payable	-	18,947,963
Convertible notes payable, net of discount (restated)	-	10,587,179
Convertible notes conversion derivative liability (restated)	-	694,336
Total long-term liabilities (restated)	1,028,831	31,141,024

Total liabilities (restated)	36,581,444	34,771,981

Commitments and contingencies – Notes 3, 9 and 10

Shareholders’ equity:
Preferred stock, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value:100,000,000 shares authorized; 19,477,337 and 18,394,401 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,948	1,839
Additional paid in capital	120,836,115	118,296,679
Accumulated deficit (restated)	(113,221,415)	(105,517,459)
Total shareholders' equity (restated)	7,616,648	12,781,059
Total liabilities and shareholders’ equity	$44,198,092	$47,553,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.
(FORMERLY RECOVERY ENERGY, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
Revenues
Oil sales	$1,003,745	$1,775,383	$3,320,083	$4,685,713
Gas sales	82,651	168,897	227,853	397,298
Operating fees	28,331	42,853	118,853	132,362
Realized gain (loss) on commodity price derivatives	(43,551)	37,341	(23,661)	49,729
Unrealized gain (loss) on commodity price derivatives	(20,000)	(130,000)	(20,000)	445,609
Total revenues	1,051,176	1,894,474	3,623,128	5,710,711

Costs and expenses
Production costs	318,322	397,793	877,623	1,033,635
Production taxes	102,919	198,781	380,958	561,278
General and administrative	1,207,123	1,515,868	3,559,358	5,099,932
Depreciation, depletion and amortization	539,079	1,069,068	1,879,908	2,897,156
Impairment of evaluated properties	-	-	-	3,274,718
Total costs and expenses	2,167,443	3,181,510	6,697,847	12,866,719

Loss from operations	(1,116,267)	(1,287,036)	(3,074,719)	(7,156,008)

Other income (expense)	145	333	536	(372)
Convertible notes conversion derivative gain (loss) (restated)	(207,251)	600,000	93,851	700,000
Interest expense (restated)	(1,582,881)	(2,149,931)	(4,723,624)	(6,320,919)

Net loss (restated)	$(2,906,254)	$(2,836,634)	$(7,703,956)	$(12,777,299)
Net loss per common share Basic and diluted (restated)	$(0.15)	$(0.16)	$(0.41)	$(0.72)
Weighted average shares outstanding: Basic and diluted	19,254,329	17,833,466	18,786,598	17,732,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.
(FORMERLY RECOVERY ENERGY, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2013	2012
	(Restated)

Cash flows from operating activities:
Net loss (restated)	$(7,703,956)	$(12,777,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment provision, developed leases	-	3,274,718
Common stock issued for convertible note interest	830,660	686,934
Common stock for services and compensation	1,293,315	1,773,658
Changes in the fair value of commodity price derivatives	20,000	(445,609)
Amortization of deferred financing costs	531,739	1,504,751
Change in fair value of convertible notes conversion derivative (restated)	(93,851)	(700,000)
Accretion of debt discount (restated)	1,742,099	1,651,772
Depreciation, depletion, amortization and accretion of asset retirement obligation	1,873,002	2,897,156
Changes in operating assets and liabilities:
Accounts receivable	452,476	(433,567)
Restricted cash	86,636	(17,453)
Other assets	77,486	(21,294)
Accounts payable and other accrued expenses	(667,912)	(140,846)
Net cash used in operating activities	(1,558,306)	(2,747,079)

Cash flows from investing activities:
Sale of oil and gas properties	640,000	1,443,852
Additions to oil and gas properties	(303,814)	(436,023)
Drilling capital expenditures	(429,678)	(4,278,785)
Other investing activities	(25,081)	(3,112)
Net cash used in investing activities	(118,573)	(3,274,068)

Cash flows from financing activities:

Proceeds from issuance of debt	1,429,902	5,000,000
Repayment of debt	(369,123)	(988,299)
Net cash provided by financing activities	1,060,779	4,011,701

Change in cash and cash equivalents	(616,100)	(2,009,446)
Cash and cash equivalents at beginning of period	970,035	2,707,722

Cash and cash equivalents at end of period	$353,934	$698,276

The accompanying notes are an integral part of these condensed consolidated financial statements

LILIS ENERGY, INC.
(FORMERLY RECOVERY ENERGY, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 1 – RESTATEMENT

In February 2015, in the course of transitioning between independent public accounting firms, the Company discovered an error in the valuation provided by its third-party valuation expert regarding the conversion derivative liability of the Company’s 8% Senior Secured Convertible Debentures (the “Debentures”) for the periods ended December 31, 2011, December 31, 2012, December 31, 2013, as well as March 31, 2014 and June 30, 2014 (together, the “Relevant Periods”). Specifically, the calculation of the conversion liability included in the Company’s financial statements for the Relevant Periods only included the value of the price protection (anti-dilution) feature, when it should have included both the conversion option and the price protection embedded in the Debentures. The changes in the value of the derivative resulted in non-cash charges to the financial statements.

The Company has evaluated the effect of the error on all Relevant Periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the error on its annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material. However, the Company has determined that the impact of these non-cash items in its quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q for those periods. In addition, the Company will correct of the amounts related to the error for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company has also corrected the error in the fiscal year ended December 31, 2012 in this Quarterly Report on Form 10-Q/A.

The line items that have been amended and restated, including corrections to the fiscal year ended December 31, 2012, are set forth below:

Balance Sheets

	September 30, 2013			December 31, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Convertible notes payable, net of debt discount	13,128,936	313,966	13,442,902	10,300,361	286,818	10,587,179
Convertible notes conversion derivative liability	1,150,000	(503,740)	646,260	1,680,000	(985,664)	694,336
Total liabilities	36,771,218	(189,774)	36,581,444	35,470,827	(698,846)	34,771,981
Accumulated deficit	(113,411,189)	189,774	(113,221,415)	(106,216,305)	698,846	(105,517,459)
Total shareholders' equity	$7,426,874	$189,774	$7,616,648	$12,082,213	$698,846	$12,781,059

Statements of Operations

	For the Three Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated

Convertible notes conversion derivative gain (loss)	700,000	(907,251)	(207,251)
Interest expense	(1,485,022)	(97,859)	(1,582,881)
Net loss	(1,901,146)	(1,005,108)	(2,906,254
Net loss per common share (basic and diluted)	$(0.10)	$(0.05)	$(0.15)

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated

Convertible notes conversion derivative gain (loss)	670,000	(576,149)	93,851
Interest expense	(4,790,700)	67,076	(4,723,624)
Net loss	(7,194,884)	(509,072)	(7,703,956)
Net loss per common share (basic and diluted)	$(0.40)	$(0.01)	$(0.41)

Statements of Cash Flows

	Nine months ended September 30, 2013
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(7,194,884)	$(509,072)	$(7,703,956)
Change in fair value of convertible notes conversion derivative	(670,000)	576,149	(93,851)
Accretion of debt discount	1,809,175	(67,076)	$1,742,099
Net cash used in operating activities	$(1,558,306)	$-	$(1,558,306)

NOTE 2 – ORGANIZATION

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

NOTE 3 – LIQUIDITY

We currently have $18.97 million outstanding under our term loans with Hexagon, LLC (“Hexagon”) and $13.44 million, net, outstanding under our 8% Senior Secured Convertible Debentures. Both the term loans and the convertible debentures are considered current on our balance sheet and mature May 16, 2014.

We have a history of sustained losses and cash used by operating activities, including losses of $7.70 million for the nine months ended September 30, 2013, $1.58 million for the three months ended September 30, 2013, and $37.74 million for the year ended December 31, 2012, and cash used by operating activities of $1.56 million for the nine months ended September 30, 2013 and $2.75 million for the nine months ended September 30, 2012.  In addition, as of September 30, 2013 we had a net working capital deficit of $33.78 million, which includes the current classification effect of both our term loans and our convertible debentures, all of which mature on May 16, 2014.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5 – OIL AND GAS PROPERTIES

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

NOTE 6 – WELLS IN PROGRESS

As of September 30, 2013, the Company has $0.18 million in wells in progress compared to $0.19 million included in wells in progress as of December 31, 2012.

NOTE 7 - FINANCIAL INSTRUMENTS AND DERIVATIVES

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

The following table provides a summary of the fair values of assets and liabilities measured at fair value (in thousands), adjusted for the correction discussed in Note 1 - Restatement:

September 30, 2013

	Level 1	Level 2	Level 3	Total
Liability
Commodity price derivative liability	$-	$(41)	$-	$(41)
Convertible notes conversion derivative liability	$-	$-	$(646)	$(646)
Total liability, at fair value	$-	$(41)	$(646)	$(687)

December 31, 2012

	Level 1	Level 2	Level 3	Total
Liability
Convertible notes conversion derivative liability	$-	$-	$(694)	$(694)
Total liability, at fair value	$-	$-	$(694)	$(694)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of September 30, 2013 (in thousands):

Beginning balance, December 31, 2012	$(694)
Convertible notes conversion derivative gain/ loss	94
Additions to derivative liability due to issuance of additional debentures	(46)
Ending balance, September 30, 2013	$(646)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ending September 30, 2013 or 2012.

NOTE 9 – LOAN AGREEMENTS

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

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to September 30, 2013, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of September 30, 2013 and December 31, 2012 of $0.64 million and $0.69 million, respectively.  The portion of the derivative liability that is associated with the August 2012 Supplemental Debentures, in the approximate amount of $0.01 million has been recorded as a debt discount, and is being amortized over the remaining life of the Supplemental Debentures.

During the nine months ended September 30, 2013 and 2012, the Company amortized $1.39 million and $1.70 million, respectively, of debt discounts.

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

As of September 30, 2013, all of the outstanding Convertible Debentures are classified as current liabilities as a result of the May 14, 2014 due date. The additional debentures have increased the debt discount by $0.15 million which is amortized over the life of the debt.  As of September 30, 2013, the Company amortized $0.04 million.

As of September 30, 2013 and December 31, 2012, the convertible debt is recorded as follows:

	As of September 30, 2013	As of December 31, 2012
Convertible debentures	$14,829,902	$13,400,000
Debt discount	(1,387,000)	(2,812,821)
Total convertible debentures, net	$13,442,902	$10,587,179

Annual debt maturities as of September 30, 2013 are as follows:

Year 1	$33,797,093
Thereafter	-
Total	$33,797,093

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

Interest Expense

For the nine months ended September 30, 2013 and 2012, the Company incurred interest expense of approximately $4.72 million and $6.32 million, respectively, of which approximately $3.41 million and $3.89 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SHAREHOLDERS’ EQUITY

Common Stock

As of September 30, 2013, the Company had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, of which 19,477,337 shares of common stock were issued and outstanding.  No preferred shares were issued or outstanding.

During the nine months ended September 30, 2013, the Company issued 1,082,936 shares of common stock, including 471,720 shares to pay interest on convertible debentures, and 611,216 shares of common stock as restricted stock grants to employees, board members, or consultants.

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

		Weighted- Average
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

NOTE 13- SUBSEQUENT EVENTS

Restatement

In February 2015, in the course of transitioning between independent public accounting firms, the Company discovered an error in the valuation provided by its third-party valuation expert regarding the conversion derivative liability of the Debentures for the periods ended December 31, 2011, December 31, 2012, December 31, 2013, as well as March 31, 2014 and June 30, 2014. While the Company determined that the impact of the error on its annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material, the Company determined that the impact of these non-cash items in its quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of the financial results contained in the Company’s Quarterly Reports on Form 10-Q for those periods. (See Note 1- Restatement).

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

Restatement

In February 2015, in the course of transitioning between independent public accounting firms, we discovered an error in the valuation provided by our third-party valuation expert regarding the conversion derivative liability of our 8% Senior Secured Convertible Debentures (the “Debentures”) for the periods ended December 31, 2011, December 31, 2012, December 31, 2013, as well as March 31, 2014 and June 30, 2014 (together, the “Relevant Periods”). Specifically, the calculation of the conversion liability included in our financial statements for the Relevant Periods only included the value of the price protection (anti-dilution) feature, when it should have included both the conversion option and the price protection embedded in the Debentures. The changes in the value of the derivative resulted in non-cash charges to the financial statements.

We have evaluated the effect of the error on all Relevant Periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the error on our annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material. However, we have determined that the impact of these non-cash items in our quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of our Quarterly Reports on Form 10-Q for those periods. In addition, we will correct the amounts related to the error for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We have also corrected the error for the fiscal year ended December 31, 2012 in this Quarterly Report on Form 10-Q/A.

Financial Condition and Liquidity

Since our inception, we have incurred a cumulative net loss of approximately $113.12 million.  As of September 30, 2013, we have negative working capital of $33.78 million and current liabilities of $35.45 million.

Information about our financial position is presented in the following table:

	September 30, 2013	December 31, 2012
	(Restated)	(Restated)
Financial Position Summary
Cash and cash equivalents	$353,934	$970,035
Working capital	$(33,780,276)	$(1,041,491)
Balance outstanding on term loans and convertible debentures	$32,943,256	$32,736,341
Shareholders’ equity	$7,616,648	$12,781,059

During the nine months ended September 30, 2013, our working capital decreased to negative $33.78 million compared to negative working capital of $1.04 million at December 31, 2012. This lower level of working capital is primarily the result of two factors: (i) the classification of the term loans and the convertible debentures as current liabilities due to their maturity dates of May 16, 2014; and (ii) cash used in operations and investing activities that exceeded cash provided by financing activities. In view of the maturity of our secured indebtedness in May 2014, we will be required to complete one or more capital-raising transactions, such as a sale of assets, an offering of our securities, or a refinancing transaction with terms more favorable to us, before our secured debt and our convertible debentures matures. If we default under any of these instruments, our lenders will be entitled to exercise their rights to foreclose on the properties held as security for the term loans and the debentures, and may be entitled to collect any amounts remaining under the loans and debentures that are not satisfied through sale of such properties. Principally as a result of the current maturity date of these debts, we currently do not have enough working capital to cover our current liabilities.

We currently have $18.97 million outstanding under our term loans with Hexagon, LLC (“Hexagon”) and $14.83 million outstanding under our 8% Senior Secured Convertible Debentures. Both the term loans and the convertible debentures are considered current on our balance sheet and mature May 16, 2014.

We have a history of sustained losses and cash used by operating activities, including losses of $7.70 million for the nine months ended September 30, 2013, $1.58 million for the three months ended September 30, 2013, and $37.7 million for the year ended December 31, 2012, and cash used by operating activities of $1.56 million for the nine months ended September 30, 2013 and $2.75 million for the nine months ended September 30, 2012.

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

The following table compares cash flow items during the nine months ended September 30, 2013 to September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
	(Restated)
Cash provided by (used in):
Operating activities	$(1,558,306)	$(2,747,079)
Investing activities	(118,573)	(3,274,068)
Financing activities	1,060,779	4,011,701
Net change in cash	$(616,100)	$(2,009,446)

During the nine months ended September 30, 2013, net cash used in operating activities was $1.56 million, compared to $2.75 million during the nine months ended September 30, 2012, a decrease of cash used in operating activities of $1.19 million or 43%.  The primary changes in operating cash during the nine months ended September 30, 2013 were $7.70 million of net loss, adjusted for non-cash charges of $1.87 million of depreciation, depletion, amortization and accretion expenses, $1.74 million of debt discount accretion, $0.53 million of amortization of deferred financing costs, $0.83 million issuance of stock for convertible debentures interest, $1.29 million for issuance of stock for services and compensation, a non-cash change in fair value of convertible debentures conversion option of $0.93 million, and $0.45 million in accounts receivable, which was offset by $0.67 million of cash provided for accounts payable and other accrued expenses and $0.16 million for cash provided for other assets.

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

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The following table compares operating data for the three months ended September 30, 2013 to September 30, 2012:

	2013	2012
Revenue	(Restated)
Oil sales	$1,003,745	$1,775,383
Gas sales	82,651	168,897
Operating fees	28,331	42,853
Realized gain (loss) on commodity price derivatives	(43,551)	37,341
Unrealized gain (loss) on commodity price derivatives	(20,000)	(130,000)
Total revenues	1,051,176	1,894,474

Costs and expenses
Production costs	318,322	397,793
Production taxes	102,919	198,781
General and administrative	1,207,123	1,515,868
Depreciation, depletion and amortization	539,079	1,069,068
Total costs and expenses	2,167,443	3,181,510

Loss from operations	(1,116,267)	(1,287,036)

Other income (expense)	145	333
Conversion note derivative (loss) gain (restated)	(207,251)	600,000
Interest expense (restated)	(1,582,881)	(2,149,931)

Net Loss (restated)	$(2,906,254)	$(2,836,634)

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

Interest Expense

For the three months ended September 30, 2013 and 2012, the Company incurred interest expense of approximately $1.58 million and $2.15 million, respectively, of which approximately $1.51 million and $1.29 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.  The decrease in interest expense was primarily attributable to a decrease in the interest rate on the Company’s term loans from 15% to 10% that occurred effective April 1, 2013, but partially offset by an increase in the Company’s convertible debentures.

Change in derivative liability of convertible debentures

For the three months ended September 30, 2013 and 2012, the Company incurred a change in the fair value of the derivative liability related to the convertible debentures of approximately $0.21 million and $0.60 million respectively due to the change in fair value of the derivative liability.

Results of Operations

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The following table compares operating data for the nine months ended September 30, 2013 to September 30, 2012:

	2013	2012
	(Restated)
Revenue
Oil sales	$3,320,083	$4,685,713
Gas sales	227,853	397,298
Operating fees	118,853	132,362
Realized gain (loss) on commodity price derivatives	(23,661)	49,729
Unrealized gain (loss) on commodity price derivatives	(20,000)	445,609
Total revenues	3,623,128	5,710,711

Costs and expenses
Production costs	877,623	1,033,635
Production taxes	380,958	561,278
General and administrative	3,559,358	5,099,932
Depreciation, depletion and amortization	1,879,908	2,897,156
Impairment of developed properties	-	3,274,718
Total costs and expenses	6,697,847	12,866,719

Loss from operations	(3,074,719)	(7,156,008)

Other income	536	(372)
Conversion note derivative gain	93,851	700,000
Interest expense	(4,723,624)	(6,320,919)

Net Loss	$(7,703,956)	$(12,777,299)

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

Interest Expense

For the nine months ended September 30, 2013 and 2012, the Company incurred interest expense of approximately $4.72 million and $6.32 million, respectively, of which approximately $3.42 million and $3.80 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock. The decrease in interest expense was primarily attributable to a decrease in the interest rate on the Company’s term loans from 15% to 10% that occurred effective April 1, 2013, but partially offset by an increase in the Company’s convertible debentures.

Change in derivative liability of convertible debentures

For the nine months ended September 30, 2013 and 2012, the Company incurred a change in the fair value of the derivative liability related to the convertible debentures of approximately $0.09 million and $0.70 million respectively due to the change in fair value of the derivative liability.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of September 30, 2013 Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were not effective, due to the material weakness in internal controls over financial reporting described below.

Internal Controls over Financial Reporting

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

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures which we previously reported as being effective were actually  not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As discussed above in the Explanatory Note and Note 1-Restatement in this Amended Report, in February 2015, the Company discovered an error in the valuation of the conversion derivative liability of the Company’s Debentures for the Relevant Periods. Specifically, the calculation of the conversion liability included in the Company’s financial statements for the Relevant Periods only included the value of the price protection (anti-dilution) feature, when it should have included both the conversion option and the price protection embedded in the Debentures. The changes in the value of the derivative resulted in changes to the Company’s financial statements, which warranted restatement of the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014.

As a result of the restatement described in this restated Quarterly Report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management and expert internal control consultants, re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2013 in accordance with the assessment and testing procedures described above. Based on this re-evaluation, and because the impact of the errors on the Company’s quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014, described in the Explanatory Note to this Amended Report and Note 1 – Restatement, was sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q for those periods, we have determined that the following additional material weakness in internal controls over financial reporting existed as of September 30, 2013:

●	We did not maintain effective controls to provide reasonable assurance that our convertible debenture conversion derivative liability was being valued correctly during the fiscal years ended December 31, 2011, December 31, 2012 and December 31, 2013 and the quarters ended March 31, 2014 and June 30, 2014. This material weakness resulted in errors in our financial statements and related disclosures, including inaccuracies in previously reported fair value of convertible debt notes derivative, convertible notes debenture discount, net gain/loss and total shareholders’ equity.

Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013, based on the Internal Control—Integrated Framework issued by COSO (1992).

Remediation Efforts

We plan to make necessary changes and improvements to the overall design of our control environment to address the material weaknesses in internal control over financial reporting described above. In particular, we expect to hire additional staff to assist with complex accounting issues such as convertible debentures.

Management believes through the implementation of the foregoing changes, we will significantly improve our control environment, the completeness and accuracy of underlying accounting data and the timeliness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of regulatory required financial information. The remediation efforts noted above are subject to our internal control assessment, testing, and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

Other than those described above, management has determined that there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1*	Employment Agreement between the Company and Avi Mirman (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 16, 2013)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed previously

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	February 18, 2013
Abraham Mirman	(Principal Executive Officer)

/s/ Eric Ulwelling	Chief Financial Officer	February 18, 2013
Eric Ulwelling	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Employment Agreement between the Company and Avi Mirman (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 16, 2013)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed previously

