Form 10-Q/A
period 2014-03-31
LILIS ENERGY, INC.
filed 2015-02-18
CIK 1437557

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

Lilis Energy, Inc.

INDEX

EXPLANATORY NOTE

FORWARD-LOOKING STATEMENTS

PART I– FINANCIAL INFORMATION

EXPLANATORY NOTE

Lilis Energy, Inc. (“Lilis”, “Lilis Energy”, “we”, “our”, and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to the Quarterly Report on Form 10-Q of Lilis Energy for the quarterly period ended March 31, 2014 (the “Original Report”), originally filed with the Securities and Exchange Commission on June 17, 2014. The purpose of the Amended Report is to correct certain errors related to the valuation of the Company’s convertible debenture conversion derivative liability contained in the financial statements and related disclosures contained in the Original Report, as described in Note 1 – Restatement.

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

The Company has evaluated the effect of the error on all Relevant Periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the error on its annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material. However, the Company has determined that the impact of these non-cash items in its quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q for those periods. In addition, the Company will correct the amounts related to the error for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company has also corrected the error in the comparative periods in 2013 in this Quarterly Report on Form 10-Q/A.

The line items that have been amended and restated, including the corrections to the comparative periods in 2013, are set forth below:

Balance Sheets

	March 31, 2014			December 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Liabilities and Shareholders’ Equity:
Convertible notes payable, net of discount	$6,396,648	$(167,112)	$6,229,536	$14,586,618	$137,748	$14,724,366
Convertible notes conversion derivative liability	-	4,598,069	4,598,069	1,150,000	(544,685)	605,315
Total liabilities	34,194,368	4,430,957	38,625,325	38,988,484	(406,937)	38,581,547
Additional paid in capital	143,878,985	5,031,070	148,910,055	121,451,232	-	121,451,232
Accumulated deficit	(125,986,352)	(9,462,027)	(135,448,379)	(115,935,369)	406,937	(115,528,432)
Total shareholders' equity	17,895,389	(4,430,957)	13,464,432	5,517,830	406,937	5,924,767
Total liabilities and shareholders’ equity:	52,089,757	-	52,089,757	44,506,314	-	44,506,314

Statements of Operations

	Three months ended March 31,
	2014			2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Loss from operations	(3,023,429)	$-	(3,023,429)	(791,631)	-	(791,631)
Convertible notes conversion derivative gain (loss)	1,150,000	(10,173,824)	(9,023,824)	(20,000)	304,409	284,409
Interest expense	(1,516,331)	304,859	(1,211,472)	(1,636,159)	52,148	(1,584,011)
Net loss	$(10,050,982)	$(9,868,965)	$(19,919,947)	$(2,447,539)	$356,557	$(2,090,982)
Net loss per common share - basic and diluted	$(0.40)	$(0.39)	$(0.79)	$(0.13)	$0.02	$(0.11)

Statements of Cash Flows

	Three months ended
	March 31,
	2014			2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(10,050,982)	$(9,868,965)	$(19,919,947)	$(2,447,539)	$356,557	$(2,090,982)
Change in fair value of convertible notes conversion derivative	(1,150,000)	10,173,824	9,023,824	20,000	(304,409)	(284,409)
Accretion of debt discount	661,900	(304,859)	357,041	563,571	(52,151)	511,420
Net cash used in operating activities	(1,952,630)	-	(1,952,630)	(903,700)	-	(903,700)

Non-cash transactions:
Transfer from derivative liability to equity classification	-	5,031,070	5,031,070	-	-	-

No attempt has been made in this Amended Report to modify or update other disclosures presented in the Original Report, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original Report on June 17, 2014. Accordingly, this Amended Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

As a result of the restatement described above, the Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2014 using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this re-evaluation, we have determined that an additional material weakness in internal controls over financial reporting existed as of March 31, 2014. (See Item 4 – Controls and Procedures).

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LILIS ENERGY, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
	(Restated)	(Restated)
Assets
Current assets:
Cash	$2,856,033	$165,365
Restricted cash	507,260	504,623
Accounts receivable (net of allowance of $50,000 at March 31, 2014 and December 31, 2013, respectively)	375,030	467,337
Prepaid assets	179,477	195,716
Commodity price derivative receivable	-	6,679
Total current assets	3,917,800	1,339,720

Oil and gas properties (full cost method), at cost:
Evaluated properties	68,265,711	68,213,467
Unevaluated acreage, excluded from amortization	18,957,997	18,663,569
Wells in progress, excluded from amortization	6,366,010	1,145,794
Total oil and gas properties, at cost	93,589,718	88,022,830

Less accumulated depreciation, depletion, amortization, and impairment	(45,818,716)	(45,457,637)
Total oil and gas properties, net	47,771,002	42,565,193

Other assets:
Office equipment, net	85,171	91,161
Deferred financing costs, net	100,243	294,699
Restricted cash and deposits	215,541	215,541
Total other assets	400,955	601,401
Total assets	$52,089,757	$44,506,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
	(Restated)	(Restated)
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,728,678	$1,932,618
Accrued expenses	1,376,829	1,439,956
Short term loans payable	10,482,840	10,662,904
Convertible notes payable, net of discount (restated)	6,229,536	-
Convertible notes conversion derivative liability (restated)	4,598,069	-
Total current liabilities	29,415,952	14,035,478

Long term liabilities:
Asset retirement obligation	1,125,750	1,104,952
Term loans payable	8,083,623	8,111,436
Convertible notes payable, net of discount (restated)	-	14,724,366
Convertible notes conversion derivative liability (restated)	-	605,315
Total long-term liabilities (restated)	9,209,373	24,546,069

Total liabilities (restated)	38,625,325	38,581,547

Commitments and contingencies – Notes 3, 9, 10,12, and 13

Shareholders’ equity:
Preferred stock, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 27,551,467 and 19,671,901 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,756	1,967
Additional paid in capital (restated)	148,910,055	121,451,232
Accumulated deficit (restated)	(135,448,379)	(115,528,432)
Total shareholders' equity (restated)	13,464,432	5,924,767
Total liabilities and shareholders’ equity	$52,089,757	$44,506,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three months ended March 31,
	2014	2013
	(Restated)	(Restated)
Revenues:
Oil sales	$700,087	$1,127,333
Gas sales	87,667	106,397
Operating fees	34,727	48,503
Realized gain on commodity price derivatives	11,143	19,890
Total revenues	833,624	1,302,123

Costs and expenses:
Production costs	416,323	303,847
Production taxes	93,680	115,994
General and administrative	2,958,415	984,259
Depreciation, depletion and amortization	388,635	689,654
Total costs and expenses	3,857,053	2,093,754

Loss from operations	(3,023,429)	(791,631)

Other Income (expenses):
Other income	53	251
Inducement expense	(6,661,275)	-
Convertible notes conversion derivative (loss) gain (restated)	(9,023,824)	284,409
Interest expense (restated)	(1,211,472)	(1,584,011)
Total other expenses (restated)	(16,896,518)	(1,299,351)

Net loss (restated)	$(19,919,947)	$(2,090,982)
Net loss per common share (basic and diluted) (restated)	$(0.79)	$(0.11)
Weighted average shares outstanding (basic and diluted)	25,087,037	18,438,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2014	2013
	(Restated)	(Restated)

Cash flows from operating activities:
Net loss (restated)	$(19,919,947)	$(2,090,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt inducement of conversion of convertible debentures	6,661,275	-
Common stock issued for convertible note interest	148,129	270,032
Common stock issued for financing cost	686,273	-
Common stock for services and compensation	444,787	250,846
Amortization of deferred financing costs	194,456	177,246
Change in fair value of convertible notes conversion derivative (restated)	9,023,824	(284,409)
Accretion of debt discount (restated)	357,041	511,420
Depreciation, depletion, amortization and accretion of asset retirement obligation	388,635	689,654
Changes in operating assets and liabilities:
Accounts receivable	92,307	307,841
Restricted cash	(2,637)	(88,054)
Other assets	431,808	(66,828)
Accounts payable and other accrued expenses	(458,581)	(580,466)
Net cash used in operating activities	(1,952,630)	(903,700)

Cash flows from investing activities:
Acquisition of undeveloped acreage	(305,000)	(7,061)
Drilling capital expenditures	(14,494)	(21,462)
Sale of oil and gas properties	-	640,000
Additions to oil and gas properties	(49,201)	-
Additions to office equipment	(768)	(23,276)
Investments in operating bonds	-	(105)
Net cash (cash used in) provided by investing activities	(369,463)	588,096

Cash flows from financing activities:
Proceeds from issuance of common stock	5,327,687	-
Repayment of debt	(314,926)	(177,375)
Net cash provided by (cash used) financing activities	5,012,761	(177,375)

Change in cash and cash equivalents	2,690,668	(492,979)
Cash and cash equivalents at beginning of period	165,365	970,035

Cash and cash equivalents at end of period	$2,856,033	$477,056
Non-cash transactions:
Additions to drilling capital expenditures from an increase in accounts payable and other accrued expenses	$5,198,193	$-
Transfer from derivative liability to equity classification (restated)	5,031,070
Stock issued for payment on long-term debt	$8,744,836	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LILIS ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

The Company has evaluated the effect of the error on all Relevant Periods in accordance with Staff Accounting Bulletin (SAB) 99 and SAB 108 and determined that the impact of the error on its annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material. However, the Company has determined that the impact of these non-cash items in its quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q for those periods. In addition, the Company will correct the amounts related to the error for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company has also corrected the error in the comparative periods in 2013 in this Quarterly Report on Form 10-Q/A.

The line items that have been amended and restated, including corrections to the comparative periods in 2013, are set forth below:

Balance Sheets

	March 31, 2014			December 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Liabilities and Shareholders’ Equity:
Convertible notes payable, net of discount	$6,396,648	$(167,112)	$6,229,536	$14,586,618	$137,748	$14,724,366
Convertible notes conversion derivative liability	-	4,598,069	4,598,069	1,150,000	(544,685)	605,315
Total liabilities	34,194,368	4,430,957	38,625,325	38,988,484	(406,937)	38,581,547
Additional paid in capital	143,878,985	5,031,070	148,910,055	121,451,232	-	121,451,232
Accumulated deficit	(125,986,352)	(9,462,027)	(135,448,379)	(115,935,369)	406,937	(115,528,432)
Total shareholders' equity	17,895,389	(4,430,957)	13,464,432	5,517,830	406,937	5,924,767
Total liabilities and shareholders’ equity:	52,089,757	-	52,089,757	44,506,314	-	44,506,314

Statements of Operations

	Three months ended March 31,
	2014			2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Loss from operations	(3,023,429)	$-	(3,023,429)	(791,631)	-	(791,631)
Convertible notes conversion derivative gain (loss)	1,150,000	(10,173,824)	(9,023,824)	(20,000)	304,409	284,409
Interest expense	(1,516,331)	304,859	(1,211,472)	(1,636,15 9)	52,148	(1,584,011)
Net loss	$(10,050,982)	$(9,868,965)	$(19,919,947)	$(2,447,539)	$356,557	$(2,090,982)
Net loss per common share - basic and diluted	$(0.40)	$(0.39)	$(0.79)	$(0.13)	$0.02	$(0.11)

Statements of Cash Flows

	Three months ended
	March 31,
	2014			2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(10,050,982)	$(9,868,965)	$(19,919,947)	$(2,447,539)	$356,557	$(2,090,982)
Change in fair value of convertible notes conversion derivative	(1,150,000)	10,173,824	9,023,824	20,000	(304,409)	(284,409)
Accretion of debt discount	661,900	(304,859)	357,041	563,571	(52,151)	511,420
Net cash used in operating activities	(1,952,630)	-	(1,952,630)	(903,700)	-	(903,700)

Non-cash transactions:
Transfer from derivative liability to equity classification	-	5,031,070	5,031,070	-	-	-

The restatement had no effect on previously reported cash and cash equivalents.

NOTE 2 – ORGANIZATION

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

NOTE 3 – LIQUIDITY

As of March 31, 2014, the Company had $18.57 million outstanding under its term loans with Hexagon, LLC (“Hexagon”) and $6.23 million, net, outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”). Both the term loans and the Debentures were to mature on May 16, 2014. Subsequent to March 31, 2014, as discussed below, the maturity date under the Debentures was extended to January 15, 2015 and the maturity dates under each of the term loans was extended to August 15, 2014.

Since March 31, 2014, the Company has consummated the following transactions: (i) on May 19, 2014, the Company received extensions from both Hexagon and the remaining Debenture holders of the maturity dates under the Company’s term loans and outstanding Convertible Debentures, respectively, from May 16, 2014 to August 15, 2014; (ii) on May 30, 2014, the Company and Hexagon entered into an agreement providing for the settlement of all amounts outstanding under the term loans, in exchange for two cash payments of $5.0 million each to be made by the Company to Hexagon which are due May 30, 2014 and June 30, 2014, as well as the issuance to Hexagon of a two-year $6.0 million unsecured 8% note and 943,208 shares of unregistered Common Stock. As of June 1, 2014, the Company paid the first $5.00 million to Hexagon; (iii) on May 30, 2014 the Company consummated a private placement to accredited investors of 8% Convertible Preferred Stock and three-year warrants to purchase Common Stock equal to 50% of the number of shares issuable upon full conversion of the Preferred Stock for gross proceeds of $7.50 million; (iv) on June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015; and (v) on June 6, 2014, TR Winston executed a commitment to purchase or effect the purchase by third parties of an additional $15 million in Preferred Stock, which transaction is to be consummated within ninety (90) days. The consummation of these transactions has been partially reflected in the Company’s balance sheet via the classification of certain portions of the Hexagon term loans and Debentures as long-term debt. (See Note 13 - Subsequent Events.)

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

Accounts Receivable

The Company records actual and estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable.  Management periodically reviews accounts receivable amounts for collectability and records an allowance for uncollectible receivables under the specific identification method.  The Company recorded allowances for uncollectible receivables of $50,000 at March 31, 2014 and December 31, 2013.  Allowances for doubtful accounts are based primarily on joint interest billings for expenses related to oil and natural gas wells.  Receivables derived from sales of certain oil and gas production are collateral for our term loans and debentures. (See Note 8 - Fair Value of Financial Instruments.)

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

Wells in Progress

Wells in progress connotes wells that are currently in the process of being drilled or completed or otherwise under evaluation as to their potential to produce oil and gas reserves in commercial quantities.  Such wells continue to be classified as wells in progress and withheld from the depletion calculation and the ceiling test until such time as either proved reserves can be assigned, or the wells are otherwise abandoned.  Upon either the assignment of proved reserves or abandonment, the costs for these wells are then transferred to the full cost pool and become subject to both depletion and the ceiling test calculations. (See Note 6 – Wells in Progress.)

As of March 31, 2014, the Company has $6.37 million in wells in progress compared to $1.15 million in wells in progress as of December 31, 2013. (See Note 6 – Wells in Progress.)

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

NOTE 6 – WELLS IN PROGRESS

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

NOTE 7 - DERIVATIVES

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

Executive Compensation

In September, 2013, we announced the appointment of Abraham (“Avi”) Mirman as our new president. In connection with Mr. Mirman’s appointment, the Company entered an employment agreement with Mr. Mirman (the “Mirman Agreement”). The Mirman Agreement provides for an incentive bonus package that, depending upon the relative performance of the Company’s common stock compared to the performance of stocks of certain peer group companies as measured from Mr. Mirman’s initial date of employment through December 31, 2014, may result in a cash bonus payment to Mr. Mirman of up to 3.0 times his base salary. The incentive bonus is recorded as a liability and will be valued every quarter. The Company engaged a third party to complete a valuation of this conversion liability. As of March 31, 2014, the Company recorded an additional expense of $0.05 million, for the three months ended, which resulted in a total liability of $0.20 million. (See Note 12-Share Based and Other Compensation.)

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

In evaluating counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  The Company considered that the counterparty is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  As of March 31, 2014, the Company did not have any derivative instruments. (See Note 7-Derivitives.)

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

Convertible Debentures Conversion Derivative Liability

In February 2011, the Company issued in a private placement $8.40 million aggregate principal amount of three year 8% Senior Secured Convertible Debentures (“Debentures”) with a group of accredited investors. During the year ended December 31, 2012, the Company issued an additional $5.00 million of Debentures, resulting in a total of $13.40 million of Debentures outstanding as of December 31, 2012. Through December 31, 2013, the Company issued an additional $2.20 million of supplemental convertible debentures.  As of December 31, 2013 the Company had a total debenture amount of $15.58 million.  On January 31, 2014, the Company entered into a Debenture Conversion Agreement (the "Agreement") between the Company and all of the holders of the Debentures.  Pursuant to the terms of the Agreement, $9 million converted at a price of $2.00 per share of the Company’s common stock.  In addition, the Company issued warrants to the Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the "Warrants"), equal to the number of Common Stock issued pursuant to the Debenture holder's conversion elections. As of March 31, 2014, the remaining Debentures are convertible at any time at the holders’ option into shares of our common stock at $2.00 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. The Company engaged a third party to complete a valuation of this conversion liability.

The following table provides a summary of the fair values of assets and liabilities measured at fair value (in thousands), adjusted for the correction discussed in Note 1 - Restatement:

March 31, 2014:

	Level 1	Level 2	Level 3	Total
Liability
Executive employment agreement compensation	$-	$-	$(200)	$(200)
Convertible notes conversion derivative liability	$-	$-	$(4,598)	$(4,598)
Total liability, at fair value	$-	$-	$(4,798)	$(4,798)

December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments	$-	$7	$-	$7
Total assets, at fair value	$-	$7	$-	$7

Liability
Executive employment agreement	$-	$-	$(145)	$(145)
Convertible notes conversion derivative liability	$-	$-	$(605)	$(605)
Total liability, at fair value	$-	$-	$(750)	$(750)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of March 31, 2014 (in thousands):

Beginning balance, December 31, 2013	$(750)
Executive compensation liability	(55)
Convertible notes conversion derivative loss	(9,024)
Transfer from derivative liability to equity classification	5,031
Ending balance, March 31, 2014	$(4,798)

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

On May 30, 2014, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Hexagon, which provides for the settlement of all amounts outstanding under the Term Loans. In connection with the execution of the Settlement Agreement, the Company made initial cash payment of $5.0 million. The Settlement Agreement requires the Company to make an additional cash payment of $5.0 million (the “Second Cash Payment”) by June 30, 2014, and at that time issue to Hexagon (i) a two-year $6.0 million unsecured note (the “Replacement Note”), bearing interest at an annual rate of 8%, requiring principal and interest payments of $90,000 per month, and (ii) 943,208 shares of unregistered common stock (the “Shares”). The parties have also agreed that if the Second Cash Payment is not made by June 30, 2014, an additional $1.0 million in principal will be added to the Replacement Note, and if the Replacement Note is not retired by December 31, 2014, the Company will issue an additional 1.0 million shares of its common stock to Hexagon. Finally, Hexagon will not, until the earlier of June 30, 2014 or the date the Company achieves sustained average trading volume in excess of 100,000 shares per day for at least ten consecutive trading days, sell or otherwise transfer for value any shares of the Company’s common stock or any securities convertible into the Company’s common stock, and thereafter until December 31, 2014, Hexagon will not sell or otherwise transfer for value more than 10,000 shares per week of the Company’s common stock or any securities convertible into the Company’s common stock. Under the Settlement Agreement, Hexagon will release its security interest under the Term Loans once the Company has delivered the Second Cash Payment, the Replacement Note and the Shares. (See Note 13-Subsequent Events.)

The Company is subject to certain non-financial covenants with respect to the Hexagon loan agreements.  As March 31, 2014, the Company was in compliance with all covenants under the facilities.

As of March 31, 2014, the total amount outstanding on the three loan agreements was $18.57 million.

As a result of the Hexagon Settlement Agreement, the term notes are being carried on the balance sheet as of March 31, 2014 as follows (in thousands):

As of March 31, 2014
Total Term Notes	$18,565
Short term notes payable	(10,482)
Long term notes payable	$8,083

Annual debt maturities as of March 31, 2014 (in thousands):

Year 1	$10,482
Year 2	8,083
Thereafter	-
Total	$18,565

Convertible Debentures Payable

In February 2011, the Company completed a private placement of $8.40 million aggregate principal amount of the Debentures, secured by mortgages on several of our properties. Initially, the Debentures were convertible at any time at the holders' option into shares of our common stock at $9.40 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. Interest at an annualized rate of 8% is payable quarterly on each May 15, August 15, November 15 and February 15 in cash or, at the Company's option, in shares of common stock, valued at 95% of the volume weighted average price of the common stock for the 10 trading days prior to an interest payment date. The Company can redeem some or all of the Debentures at any time. The redemption price is 115% of principal plus accrued interest. If the holders of the Debentures elect to convert the Debentures, following notice of redemption, the conversion price will include a make-whole premium equal to the interest accruable through the 18 month anniversary of the original issue date of the Debenture less the amount of any interest paid on the portion of the Debenture being redeemed prior to the optional redemption date, payable in common stock. TR Winston acted as placement agent for the private placement and received $0.04 million of Debentures equal to 5% of the gross proceeds from the sale. The Company is amortizing the $0.04 million over the life of the loan as deferred financing costs. The Company amortized $0.01 million of deferred financing costs into interest expense during the three months ended March 31, 2014, and has $0.03 million of deferred financing cost to be amortized through May 2014.

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

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures, and with respect to March 31, 2014, the Supplemental Debentures.  This valuation resulted in an estimated derivative liability as of March 31, 2014 and December 31, 2013 of $4.6 million and $0.6 million, respectively (See Note 8 - Fair Value of Financial Instruments).

During the three months ended March 31, 2014 and 2013, the Company amortized $0.73 million and $0.51 million, respectively, of debt discounts.

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

On May 19, 2014, the holders of the Debentures agreed to extend the maturity date of the Debentures until August 15, 2014, and waived their right to declare an event of default in connection with the May 16, 2014 maturity date under the Debentures. On June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015. (See Note 13-Subsequent Events.)

As of March 31, 2014 and December 31, 2013, the convertible debt is recorded as follows (in thousands):

	As of March 31, 2014	As of December 31, 2013
Convertible debentures	$6,728	$15,580
Debt discount	(498)	(856)
Total convertible debentures, net	$6,230	$14,724

Because they mature on January 15, 2015, the Debentures are being carried on the balance sheet as of March 31, 2014 as a current liability.

Interest Expense

For the three months ended March 31, 2014 and 2013, the Company incurred interest expense of approximately $1.21 million and $1.58 million, respectively, of which approximately $1.12 million and $0.94 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

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

During the three months ended March 31, 2014, the Company issued 7,863,166 shares of common stock, including 4,500,000 common stock shares to debenture conversion agreement, 250,000 for finance expense to complete the conversion of convertible debentures. 3,037,500 for the stock issued for the January 2014 Private Placement, and 129,150 shares of common stock as restricted stock grants to employees, board members, or consultants.  (See Note 12-Share Based and Other Compensation.)

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

The aggregate intrinsic value associated with outstanding warrants as of March 31, 2014 and 2013 was $56.18 million and $40.12 million, respectively, as the strike price of all warrants exceeded the market price for common stock, based on the Company’s closing common stock price of $3.76 and $1.73, respectively.  The weighted average remaining contract life as of March 31, 2014 was 1.31 years, and 2.31 years as of December 31, 2013.

NOTE 12 - SHARE BASED AND OTHER COMPENSATION

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

Separation Agreement

In April 2014, the Company entered into a separation agreement with the W. Phillip Marcum, the Chief Executive Officer until April 16, 2014.  The company provided Mr. Marcum with one year of severance compensation, to be paid through normal payroll practices. Furthermore, he received the immediate vesting of 200,000 options to purchase stock and the conversion of the remaining amount of the 2013 compensation into $0.15 million cash from 93,780 shares of stock.  (See Note 13-Subsequent Events.)

Employment Agreement

In April 2014, in connection with the appointment of Robert A. (Bob) Bell as our new President and Chief Operating Officer, the Company entered an employment agreement with Mr. Bell, which provides for the issuance of 100,000 shares of common stock, of which 1/3 vest immediately and the balance over three years, subject to certain conditions. In addition, Mr. Bell will receive an equity incentive bonus consisting of a non-statutory stock option to purchase up to 1,500,000 shares of common stock subject to Mr. Bell’s continued employment and the Company’s achievement of certain pre-defined production thresholds. (See Note 13 - Subsequent Events.)

Other Compensation

We sponsor a 401(k) savings plan. All regular full-time employees are eligible to participate. We make contributions to match employee contributions up to 5% of compensation deferred into the plan. The Company made cash contributions of $0.01 million for the three months ended March 31, 2014

NOTE 13- SUBSEQUENT EVENTS

Restatement

In February 2015, in the course of transitioning between independent public accounting firms, the Company discovered an error in the valuation provided by its third-party valuation expert regarding the conversion derivative liability of the Debentures for the periods ended December 31, 2011, December 31, 2012, December 31, 2013, as well as March 31, 2014 and June 30, 2014. While the Company determined that the impact of the error on its annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material, the Company determined that the impact of these non-cash items in its quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of the financial results contained in the Company’s Quarterly Reports on Form 10-Q for those periods. (See Note 1 - Restatement).

Executive Appointment

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

We have evaluated the effect of the error on all Relevant Periods in accordance with Staff Accounting Bulletin (SAB) 99 and SAB 108 and determined that the impact of the error on our annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material. However, we have determined that the impact of these non-cash items in our quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of our Quarterly Reports on Form 10-Q for those periods. In addition, we will correct the amounts related to the error for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We have also corrected the error for the comparative periods in 2013 in this Quarterly Report on Form 10-Q/A.

Financial Condition and Liquidity

As of March 31, 2014, the Company had $18.57 million outstanding under its term loans with Hexagon, LLC (“Hexagon”) and $6.23 million, net, outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”). Both the term loans and the Debentures were to mature on May 16, 2014.

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
	(Restated)
Cash provided by (used in):
Operating activities	$(1,952)	$(904)
Investing activities	(369)	588
Financing activities	5,012	(177)
Net change in cash	$2,691	$(493)

During the three months ended March 31, 2014, net cash used in operating activities was $1.95 million, compared to cash used in operating activities of $0.90 million during the three months ended March 31, 2013, an increase of cash used in operating activities of $1.05 million.  The primary changes in operating cash during the three months ended March 31, 2014 were $19.92 million of net loss, $0.43 million increase in cash for other assets, increase in cash for accounts payable and other accrued expenses of $0.43 million, and an increase of cash of $0.09 million for accounts receivable, and offset by a decrease of less than $0.01 million for restricted cash. The cash flows from operating activities were adjusted for non-cash charges of $0.39 million of depreciation, depletion, amortization and accretion expenses, $0.36 million of debt discount accretion, $0.19 million of amortization of deferred financing costs, common stock issued for financing costs for both the private placement of issuance of common stock and convertible debentures of $0.69 million, common stock issued for interest of $0.15 million, $6.61 million issuance of a warrant to purchase common stock recorded as a debt inducement for the conversion of convertible debentures, $0.44 million for issuance of stock for services and compensation, and a change in fair value of convertible debentures conversion option of $9.02 million. Operating cash was increased by $0.09 million of cash provided by a decrease in accounts receivable, cash provided by other assets of $0.43 million, which was offset by cash used in restricted cash and accounts payable and other accrued expenses of $0.01 million and $0.46 million, respectively.

During the three months ended March 31, 2014, net cash used in investing activities was $0.37 million, compared to net cash provided by investing activity of $0.59 million during the three months ended March 31, 2013, a decrease of cash used in investing activities of $0.22 million. The primary changes in investing cash during the three months ended March 31, 2014 were a decrease in cash of $0.32 million of drilling expenditures, $0.05 million in expenditures related to additions to oil and gas properties, and $0.01 million in expenditures related to office equipment.

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

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following table compares operating data for the three months ended March 31, 2014 to March 31, 2013:

	Three months ended March 31,
	2014	2013
	(Restated)	(Restated)
Revenues:
Oil sales	$700,087	$1,127,333
Gas sales	87,667	106,397
Operating fees	34,727	48,503
Realized gain on commodity price derivatives	11,143	19,890
Total revenues	833,624	1,302,123

Costs and expenses:
Production costs	416,323	303,847
Production taxes	93,680	115,994
General and administrative	2,958,415	984,259
Depreciation, depletion and amortization	388,635	689,654
Total costs and expenses	3,857,053	2,093,754

Loss from operations	(3,023,429)	(791,631)

Other Income (expenses):
Other income	53	251
Inducement expense	(6,661,275)	-
Convertible notes conversion derivative (loss) gain (restated)	(9,023,824)	284,409
Interest expense (restated)	(1,211,472)	(1,584,011)
Total other expenses (restated)	(16,896,518)	(1,299,351)

Net loss (restated)	$(19,919,947)	$(2,090,982)

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

Inducement expense

Inducement expenses were $6.66 million during the three months ended March 31, 2014, compared to $0 during the three months ended March 31, 2013. In January 2014, the Company entered into the Conversion Agreement between the Company and all of the holders of the Debentures.  Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures then outstanding converted to common stock at a price of $2.00 per common share.  As inducement for the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. The Company used Lattice model to value the warrants, utilizing a volatility of 65%, and a life of 3 years, which arrived at a fair value of $6.61 million for the Warrants.

Interest Expense

For the three months ended March 31, 2014 and 2013, the Company incurred interest expense of approximately $1.21 million and $1.58 million, respectively, of which approximately $1.12 million and $0.94 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock. The decrease in interest expense was primarily attributable to a decrease in the interest rate on the Company’s term loans from 15% to 10% that occurred effective April 1, 2013, but partially offset by an increase in the Company’s convertible debentures.

Change in derivative liability of convertible debentures

For the three months ended March 31, 2014 and 2013, the Company incurred a change in the fair value of the derivative liability related to the convertible debentures of approximately $9.02 million and $0.28 million respectively. In the three months ended March 31, 2014, $3.99 million of the change in fair value was attributable to the difference in the value of the convertible notes conversion derivative liability on December 31, 2013 versus March 31, 2014. The remaining $5.03 million of the change was attributable to a one-time loss recognized in connection with the transfer from derivative liability to equity classification upon the conversion of $9.00 million in convertible debentures on January 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of March 31, 2014 Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal controls over financial reporting described below.

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

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures, which we previously reported as being effective, were actually  not effective.

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

●

As disclosed in our Form 8-K filed on November 7, 2014, the Company determined that during the fourth quarter of 2013 and the first three quarters of 2014, there existed a material weakness with respect to the operation of the Company’s internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain past and present officers in those periods.

Restatement of Previously Issued Financial Statements

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

As a result of the restatement described in this restated Quarterly Report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management and expert internal control consultants, re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2014in accordance with the assessment and testing procedures described above. Based on this re-evaluation, and because the impact of the errors on the Company’s quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014, described in the Explanatory Note to this Amended Report and Note 1 – Restatement, was sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q for those periods, we have determined that the following additional material weakness in internal controls over financial reporting existed as of March 31, 2014:

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

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014, based on the Internal Control—Integrated Framework issued by COSO (1992).

Remediation Efforts

We plan to make necessary changes and improvements to the overall design of our control environment to address the material weaknesses in internal control over financial reporting described above. In particular, we expect to hire additional staff to assist with journal entry processing and complex accounting issues such as convertible debentures. Additionally, we will perform an analysis of all automated and manual procedures to strengthen the effectiveness of our segregation of duties.

In the fourth quarter of 2014, we implemented a new extensive Travel and Entertainment policy which all employees and directors are required to review and sign. Furthermore, the Company has required all employees and directors to review and sign all of the Company’s corporate documents which include, but are not limited to, the Code of Ethics, By-laws, and Corporate Governance Policy. The Company is planning to test the remediation in second quarter of 2015 and fully remediate the weakness by that time.

Management believes through the implementation of the foregoing policies, we will significantly improve our control environment, the completeness and accuracy of underlying accounting data and the timeliness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of regulatory required financial information. The remediation efforts noted above are subject to our internal control assessment, testing, and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

We have previously disclosed by way of current reports on Form 8-K filed with the SEC that on May 16, 2014, A. Bradley Gabbard, the Company’s Chief Financial Officer, announced his decision to resign from his positions as an officer and a director of the Company in order to pursue other interests. Mr. Gabbard’s resignation was not due to any disagreement with the Company, the Board of Directors or the Company’s management. Also on May 16, 2014, the Board of Directors of the Company appointed Eric Ulwelling, who was the Company’s Chief Accounting Officer and Controller, to the position of Interim Chief Financial Officer. These events caused a change in our internal control over financial reporting during the quarter ended March 31, 2014

Other than those described above, management has determined that there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1*	Amendment to Certificate of Designations dated June 12, 2014.
4.1*	Five Year Warrant to Market Development Consulting Group dated January 17, 2014.
4.2*	Five Year Warrant (Anniversary Warrant) to Market Development Consulting Group dated January 17, 2014.
10.1*	Letter Agreement dated May 19, 2014 with holders of the 8% Senior Secured Convertible Debentures.
10.2*	Amendment to Debentures dated June 6, 2014.
10.3*	Separation Agreement with W. Phillip Marcum dated April 24, 2014.
10.4*	Employment Agreement with Robert A. Bell dated May 1, 2014.
10.5*	Termination of Investment Banking Agreement with T.R. Winston dated as of March 19, 2013.
10.6*	Transaction Fee Agreement with T.R. Winston dated as of March 28, 2014.
10.7*	Amendment to Transaction Fee Agreement with T.R. Winston dated as of April 29, 2014.
10.8*	Engagement Agreement for Financial Advisory Services with MLV & Co. LLC dated as of February 21, 2014.
10.9*	Letter Agreement with T.R. Winston dated as of June 6, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*Previously filed

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	February 18, 2015
Abraham Mirman	(Principal Executive Officer)

/s/ Eric Ulwelling	Chief Financial Officer and Chief Accounting Officer	February 18, 2015
Eric Ulwelling	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Amendment to Certificate of Designations dated June 12, 2014.
4.1*	Five Year Warrant to Market Development Consulting Group dated January 17, 2014.
4.2*	Five Year Warrant (Anniversary Warrant) to Market Development Consulting Group dated January 17, 2014.
10.1*	Letter Agreement dated May 19, 2014 with holders of the 8% Senior Secured Convertible Debentures.
10.2*	Amendment to Debentures dated June 6, 2014.
10.3*	Separation Agreement with W. Phillip Marcum dated April 24, 2014.
10.4*	Employment Agreement with Robert A. Bell dated May 1, 2014.
10.5*	Termination of Investment Banking Agreement with T.R. Winston dated as of March 19, 2013.
10.6*	Transaction Fee Agreement with T.R. Winston dated as of March 28, 2014.
10.7*	Amendment to Transaction Fee Agreement with T.R. Winston dated as of April 29, 2014.
10.8*	Engagement Agreement for Financial Advisory Services with MLV & Co. LLC dated as of February 21, 2014.
10.9*	Letter Agreement with T.R. Winston dated as of June 6, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*Previously filed

