Form 10-Q/A
period 2014-06-30
LILIS ENERGY, INC.
filed 2015-02-18
CIK 1437557

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

Lilis Energy, Inc.

INDEX

EXPLANTORY NOTE

FORWARD-LOOKING STATEMENTS

PART I–FINANCIAL INFORMATION

EXPLANATORY NOTE

Lilis Energy, Inc. (“Lilis”, “Lilis Energy”, “we”, “our”, and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to the Quarterly Report on Form 10-Q of Lilis Energy for the quarterly period ended June 30, 2014 (the “Original Report”), originally filed with the Securities and Exchange Commission on November 26, 2014. The purpose of the Amended Report is to correct certain errors related to the valuation of the Company’s convertible debenture conversion derivative liability contained in the financial statements and related disclosures contained in the Original Report, as described in Note 1 – Restatement.

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

The Company has evaluated the effect of the error on all Relevant Periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the error on its annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material. However, the Company has determined that the impact of these non-cash items on its quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q for those periods. In addition, the Company will correct the amounts related to the error for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company has also corrected the error in the comparative periods in 2013 in this Quarterly Report on Form 10-Q/A.

The line items that have been amended and restated, including the corrections to the comparative periods of 2013, are set forth below:

Balance Sheets

	June 30, 2014			December 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Liabilities and Shareholders’ Equity:
Convertible notes payable, net of discount	$(6,630,118)	$(14,840)	$(6,644,958)	$14,586,618	$137,748	$14,724,366
Convertible notes conversion derivative liability	(300,000)	(668,054)	(968,054)	1,150,000	(544,685)	605,315
Total liabilities	31,514,571	682,895	32,197,466	38,988,484	(406,937)	38,581,547
Additional paid in capital	147,472,129	5,031,070	152,503,199	121,451,232	-	121,451,232
Accumulated deficit	(134,258,968)	(5,713,964)	(139,972,932)	(115,935,369)	406,937	(115,528,432)
Total shareholders' equity	$20,715,913	$(682,895)	$20,033,018	5,517,830	406,937	5,924,767
Total liabilities and shareholders’ equity:	$52,230,484	$-	$52,230,484	$44,506,314	-	44,506,314

i

Statements of Operations

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Convertible notes conversion derivative gain (loss)	$850,000	$(6,243,809)	$(5,393,809)	(30,000)	331,102	301,102
Interest expense	(3,469,458)	122,908	(3,346,550)	(3,305,678)	164,935	(3,140,743)
Net loss	(14,716,023)	(6,120,901)	(20,836,924)	$(5,293,738)	$496,037	$(4,797,701)
Net loss attributable to common shareholders	(18,323,599)	(6,120,901)	(24,444,500)	$(5,293,738)	$496,037	$(4,797,701)
Net loss per common share (basic and diluted)	(0.70)	(0.23)	(0.93)	(0.29)	0.03	(0.26)

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Convertible notes conversion derivative gain (loss)	$(300,000)	$3,930,015	$3,630,015	(10,000)	26,694	16,694
Interest expense	(1,953,127)	(182,951)	(2,135,078)	(1,669,519)	112,787	(1,556,732)
Net loss	(4,665,040)	3,748,064	(916,976)	$(2,846,199)	$139,481	$(2,706,718)
Net loss attributable to common shareholders	(8,272,616)	3,748,064	(4,524,552)	$(2,846,199)	$139,481	$(2,706,718)
Net loss per common share (basic and diluted)	(0.30)	0.14	(0.16)	(0.15)	0.01	(0.14)

Statements of Cash Flows

	Six months ended
	June 30,
	2014			2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss	$(14,716,023)	$(6,120,900)	$(20,836,924)	$(5,293,738)	$496,037	$(4,797,701)
Change in fair value of convertible notes conversion derivative	(850,000)	6,243,809	5,393,809	30,000	(331,102)	(301,102)
Accretion of debt discount	895,369	(122,909)	772,460	1,128,442	(164,935)	963,507
Transfer from derivative liability to equity classification	-	5,031,070	5,031,070	-	-	-

No attempt has been made in this Amended Report to modify or update other disclosures presented in the Original Report, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original Report on November 26, 2014. Accordingly, this Amended Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

As a result of the restatement described above, the Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2014 using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this re-evaluation, we have determined that an additional material weakness in internal controls over financial reporting existed as of June 30, 2014. (See Item 4 – Controls and Procedures).

Currently dated certifications from Lilis Energy’s Chief Executive Officer and Chief Financial Officer have also been included as exhibits to this Form 10-Q/A.

ii

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

iii

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LILIS ENERGY, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
	(Restated)	(Restated)
Assets
Current assets:
Cash	$1,449,152	$165,365
Restricted cash	409,163	504,623
Accounts receivable (net of allowance of $50,000 at June 30, 2014 and December 31, 2013, respectively)	614,504	467,337
Prepaid assets	180,283	195,716
Preferred stock subscriptions receivable	1,853,000	-
Commodity price derivative receivable	-	6,679
Total current assets	4,506,102	1,339,720

Oil and gas properties (full cost method), at cost:
Evaluated properties	68,797,806	68,213,467
Unevaluated acreage, excluded from amortization	18,957,997	18,663,569
Wells in progress, excluded from amortization	5,903,307	1,145,794
Total oil and gas properties, at cost	93,659,110	88,022,830

Less accumulated depreciation, depletion, amortization, and impairment	(46,388,956)	(45,457,637)
Total oil and gas properties, net	47,270,154	42,565,193

Other assets:
Office equipment, net	78,386	91,161
Deferred financing costs, net	160,301	294,699
Restricted cash and deposits	215,541	215,541
Total other assets	454,228	601,401
Total assets	$52,230,484	$44,506,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
	(Restated)	(Restated)

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,705,113	$1,932,618
Accrued expenses	1,929,950	1,439,956
Short term loans payable	-	10,662,904
Convertible notes payable, net of discount (restated)	6,644,958	-
Convertible notes conversion derivative liability (restated)	968,054	-
Total current liabilities (restated)	16,248,075	14,035,478

Long term liabilities:
Asset retirement obligation	1,149,216	1,104,952
Term loans payable (restated)	14,800,175	8,111,436
Convertible notes payable, net of discount	-	14,724,366
Convertible notes conversion derivative liability	-	605,315
Total long-term liabilities (restated)	15,949,391	24,546,069

Total liabilities	32,197,466	38,581,547

Commitments and contingencies – Notes 3, 10, 11, 13, 14, and 15

Shareholders’ equity:
Preferred stock, $.0001 par value; stated rate $1,000:10,000,000 authorized, 7,500 and none issued and outstanding as of June 30, 2014 and December 31, 2014, respectively, liquidation preferences of $7,540,681 at June 30, 2014 (restated)	7,500,000	-
Common stock, $0.0001 par value:100,000,000 shares authorized; 27,513,566 and 19,671,901 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively (restated)	2,751	1,967
Additional paid in capital (restated)	152,503,199	121,451,232
Accumulated deficit (restated)	(139,972,932)	(115,528,432)
Total shareholders' equity (restated)	20,033,018	5,924,767
Total liabilities and shareholders’ equity	$52,230,484	$44,506,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Oil sales	$1,679,609	$2,316,338	$979,523	$1,189,005
Gas sales	189,990	145,202	102,324	38,805
Operating fees	76,881	90,522	42,152	42,019
Realized gain on commodity price derivatives	11,143	19,890	-	-
Total revenues	1,957,623	2,571,952	1,123,999	1,269,829

Costs and expenses:
Production costs	637,583	559,301	221,260	255,454
Production taxes	194,910	278,039	101,230	162,045
General and administrative	5,601,478	2,352,235	2,643,063	1,367,976
Depreciation, depletion and amortization	959,039	1,340,829	570,403	651,175
Total costs and expenses	7,393,010	4,530,404	3,535,956	2,436,650

Loss from operations	(5,435,387)	(1,958,452)	(2,411,957)	(1,166,821)

Other Income (expenses):
Other income	97	392	44	141
Inducement expense	(6,661,275)	-	-	-
Convertible notes conversion derivative (loss) gain (restated)	(5,393,809)	301,102	3,630,015	16,694
Interest expense (restated)	(3,346,550)	(3,140,743)	(2,135,078)	(1,556,732)
Total other expenses (restated)	(15,401,537)	(2,839,249)	1,494,981	(1,539,897)

Net loss (restated)	(20,836,924)	(4,797,701)	(916,976)	(2,706,718)
Accretion of Series A Convertible Preferred Stock (restated)	(3,566,895)	-	(3,566,895)	-
Accrued dividends for Series A Convertible Preferred Stock (restated)	(40,681)	-	(40,681)	-
Net loss attributable to common shareholders (restated)	(24,444,500)	(4,797,701)	(4,524,552)	(2,706,718)
Loss per common share:
Net loss per common share (basic and diluted) (restated)	(0.93)	(0.26)	(0.16)	(0.14)
Weighted average shares outstanding (basic and diluted)	26,292,183	18,551,301	27,498,284	18,668,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2014	2013
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss (restated)	$(20,836,924)	$(4,797,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement of conversion of convertible debentures	6,661,275	-
Common stock issued for convertible note interest	148,129	270,032
Common stock issued for financing cost	686,273	-
Common stock for services and compensation	1,177,039	799,567
Amortization of deferred financing costs	134,398	354,493
Change in fair value of convertible notes conversion derivative (restated)	5,393,809	(301,102)
Accretion of debt discount	772,460	963,507
Depreciation, depletion, amortization and accretion of asset retirement obligation	989,126	1,333,922
Changes in operating assets and liabilities:
Accounts receivable	(147,166)	362,380
Restricted cash	95,460	89,512
Other assets	431,004	(43,084)
Accounts payable and other accrued expenses	30,293	(288,384)
Net cash used in operating activities	(4,464,824)	(1,256,858)

Cash flows from investing activities:
Acquisition of undeveloped acreage	(305,000)	-
Drilling capital expenditures	(109,057)	(85,371)
Sale of oil and gas properties	-	640,000
Additions to oil and gas properties	(24,030)	(732,061)
Additions to office equipment	(768)	(23,276)
Investments in operating bonds	-	(106)
Net cash used in investing activities	(438,855)	(200,814)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,327,687	1,161,912
Debt issuances	1,000,000	-
Proceeds from issuance of Series A Convertible Preferred Stock	4,940,992	-
Repayment of debt	(5,081,213)	(44,368)
Net cash provided by financing activities	6,187,466	1,117,544

Change in cash and cash equivalents	1,283,787	(340,128)
Cash and cash equivalents at beginning of period	165,365	970,035

Cash and cash equivalents at end of period	$1,449,152	$629,907

Non-cash transactions:
Additions to drilling capital expenditures from an increase in accounts payable and other accrued expenses	$5,198,193	$-
Stock issued for payment on Convertible Debentures	$8,744,836	$-
Transfer from derivative liability to equity classification (restated)	5,031,070
Preferred stock subscription receivable	$1,853,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LILIS ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

The line items that have been amended and restated, including corrections to the comparative periods in 2013, are set forth below:

Balance Sheets

	June 30, 2014			December 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Liabilities and Shareholders’ Equity:
Convertible notes payable, net of discount	$(6,630,118)	$(14,840)	$(6,644,958)	$14,586,618	$137,748	$14,724,366
Convertible notes conversion derivative liability	(300,000)	(668,054)	(968,054)	1,150,000	(544,685)	605,315
Total liabilities	31,514,571	682,895	32,197,466	38,988,484	(406,937)	38,581,547
Additional paid in capital	147,472,129	5,031,070	152,503,199	121,451,232	-	121,451,232
Accumulated deficit	(134,258,968)	(5,713,964)	(139,972,932)	(115,935,369)	406,937	(115,528,432)
Total shareholders' equity	$20,715,913	$(682,895)	$20,033,018	5,517,830	406,937	5,924,767
Total liabilities and shareholders’ equity:	$52,230,484	$-	$52,230,484	$44,506,314	-	44,506,314

Statements of Operations

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Convertible notes conversion derivative gain (loss)	$850,000	$(6,243,809)	$(5,393,809)	(30,000)	331,102	301,102
Interest expense	(3,469,458)	122,908	(3,346,550)	(3,305,678)	164,935	(3,140,743)
Net loss	(14,716,023)	(6,120,901)	(20,836,924)	$(5,293,738)	$496,037	$(4,797,701)
Net loss attributable to common shareholders	(18,323,599)	(6,120,901)	(24,444,500)	$(5,293,738)	$496,037	$(4,797,701)
Net loss per common share (basic and diluted)	(0.70)	(0.23)	(0.93)	(0.29)	0.03	(0.26)

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Convertible notes conversion derivative gain (loss)	$(300,000)	$3,930,015	$3,630,015	(10,000)	26,694	16,694
Interest expense	(1,953,127)	(182,951)	(2,135,078)	(1,669,519)	112,787	(1,556,732)
Net loss	(4,665,040)	3,748,064	(916,976)	$(2,846,199)	$139,481	$(2,706,718)
Net loss attributable to common shareholders	(8,272,616)	3,748,064	(4,524,552)	$(2,846,199)	$139,481	$(2,706,718)
Net loss per common share (basic and diluted)	(0.30)	0.14	(0.16)	(0.15)	0.01	(0.14)

Statements of Cash Flows

	Six months ended
	June 30,
	2014			2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net loss	$(14,716,023)	$(6,120,900)	$(20,836,924)	$(5,293,738)	$496,037	$(4,797,701)
Change in fair value of convertible notes conversion derivative	(850,000)	6,243,809	5,393,809	30,000	(331,102)	(301,102)
Accretion of debt discount	895,369	(122,909)	772,460	1,128,442	(164,935)	963,507
Transfer from derivative liability to equity classification	-	5,031,070	5,031,070	-	-	-

NOTE 2 – ORGANIZATION

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

NOTE 3 – LIQUIDITY

As of June 30, 2014, the Company had $14.80 million outstanding under its term loans with Hexagon, LLC (“Hexagon”) and $6.64 million, net, outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”). Both the term loans and the Debentures were to mature on May 16, 2014. In June 2014, the maturity date under the Debentures was extended to January 15, 2015. In May 2014, Hexagon extended the maturity of the Company’s term loan to August 15, 2014, and in September 2014, the Company entered into a settlement agreement with Hexagon whereby the total principal and interest outstanding under the term loans was settled. (See Note 15- Subsequent Events for a more detailed discussion of the transactions consummated with respect to the Hexagon term loans.) While the settlement of the Hexagon term loans eliminated a significant debt burden to the Company, it also resulted in the assignment of several producing properties, which will affect the Company’s operating revenue.

Since March 31, 2014, the Company has consummated the following other transactions related to its liquidity: (i) on May 30, 2014 the Company consummated a private placement to accredited investors of its Series A 8% Convertible Preferred Stock (the “Series A Preferred”) and three-year warrants to purchase Common Stock equal to 50% of the number of shares issuable upon full conversion of the Series A Preferred for gross proceeds of $7.50 million; (ii) on June 6, 2014, the holders of the remaining Debentures agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015; (iii) on June 6, 2014, T.R. Winston & Company, LLC (“T.R. Winston”) executed an agreement that they or a designee will purchase an additional $15.0 million of preferred stock under the same terms of the Series A Preferred Stock within 90 days; furthermore, on November 25, 2014, T.R. Winston has reaffirmed and extended their commitment for 90 days or until February 22, 2015. In November 2014, a controlling member of T.R. Winston was elected to the Company’s board of directors. T.R. Winston has informed the Company that there is a possible conflict between being the Company’s investment banker and board member, and as a result will refrain from acting as the Company’s  investment banker; and (iv) on October 6, 2014, the Debenture holders agreed to waive any event of default under the Debentures that may have occurred prior to the date of the waiver (including, without limitation, any default relating to the Company’s indebtedness to Hexagon), and to rescind and annul any acceleration or right to acceleration that may have been triggered thereby. (See Note 15 – Subsequent Events.)

As of November 24, 2014, the Company has $1.00 million in cash on hand and is currently producing approximately 70 BOE a day from eight economically producing wells. Furthermore, as of the date of this report, the Company has a negative working capital of approximately $11.74 million, including $6.64 million, net, in convertible debentures due as of January 15, 2015, and $0.50 million within the accrued liabilities for convertible debenture interest. The Company is negotiating with the holders of the convertible debentures to pay the interest currently due with restricted shares of common stock, and extension of the maturity date of the debentures.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5 – PREFERRED STOCK SUBSCRIPTION RECEIVABLE

In May 2014, the Company consummated a private placement to accredited investors of its Series A 8% Convertible Preferred Stock (the “Series A Preferred”) and three-year warrants to purchase Common Stock equal to 50% of the number of shares issuable upon full conversion of the Series A Preferred, for gross proceeds of $7.50 million (the “May 2014 Private Placement”). As of June 30, 2014, $1.85 million of subscriptions were not funded. However, as of September 2014, the full $7.50 million had been received. (See Note 13 - Preferred Stock.)

NOTE 6 – OIL AND GAS PROPERTIES

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

NOTE 7 – WELLS IN PROGRESS

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

NOTE 8 – DERIVATIVES

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

Realized gains and losses are recorded as income or expenses in the periods during which applicable contracts mature and settle. (See Note 9 - Fair Value of Financial Instruments.)

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of June 30, 2014, the Company had $6.64 million, net, in remaining Debentures which are convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount. The Company engaged a third party to complete a valuation of this conversion liability (see Note 10 - Loan Agreements).

The following table provides a summary of the fair values of assets and liabilities measured at fair value (in thousands), adjusted for the correction discussed in Note 1 – Restatement:

June 30, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Executive employment agreements compensation	$-	$-	$(325)	$(325)
Convertible debentures conversion derivative liability	$-	$-	$(968)	$(968)
Total liability, at fair value	$-	$-	$(1,293)	$(1,293)

December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments	$-	$7	$-	$7
Total assets, at fair value	$-	$7	$-	$7

Liabilities
Executive employment agreement	$-	$-	$(145)	$(145)
Convertible notes conversion derivative liability	$-	$-	$(605)	$(605)
Total liability, at fair value	$-	$-	$(750)	$(750)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2014 (in thousands):

Beginning balance, December 31, 2013	$(750)
Executive compensation liability	(180)
Convertible notes conversion derivative loss	(5,394)
Transfer from derivative liability to equity classification	5,031
Ending balance, June 30, 2014	$(1,293)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2014 or 2013.

NOTE 10 – LOAN AGREEMENTS

Our total outstanding debt as of June 30, 2014 consisted of the following adjusted for the correction discussed in Note 1 – Restatement:

(thousands, except percentages)	June 30, 2014		December 31, 2013
	Debt	Interest Rate	Debt	Interest Rate
10% Term Notes, maturity August 15, 2014 (2)(3)	$14,800	10%	$18,774	10%
8% Convertible Debentures, maturity January 15, 2015 (1)(4)(5)	6,728	8%	15,580	8%
Total	21,528		34,354
Unamortized discount	(84)		(856)
Total debt, net of discount	21,445		33,361
Less: amount due within one year	(14,800)		(10,663)
Long-term debt due after one year	$6,645		$22,698

(1) The Debentures contain cross collateralization and cross default provisions and are collateralized by mortgages against the majority of the Company’s developed and undeveloped leasehold acreage. In accordance with the cross-default provision under the Debentures, as of August 15, 2014 the Company was in default due to its default under the Hexagon term loans. In October 2014, the Debenture holders waived their right to declare a default on that basis. The Debentures mature in January 2015. (See Note 15 - Subsequent Events.)

(2) The Hexagon loan agreements contained certain non-financial covenants, with which the Company was in substantial compliance as of June 30, 2014.

(3) Amount represents three separate loan agreements with Hexagon in January, March and April 2010, each of which contained a cross-default provision and which together were secured by a significant amount of the Company’s developed and undeveloped leasehold acreage. On September 2, 2014, the Company entered into the Final Settlement Agreement, pursuant to which the Company assigned the Hexagon Collateral to Hexagon and issued to Hexagon an additional $2 million in 6% Redeemable Preferred. As a result, the Hexagon loan obligations were deemed satisfied, and Hexagon released the related mortgages. Therefore, the loan obligations are classified as a long-term liability for the period ended June 30, 2014. (See Note 15 - Subsequent Events.)

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

Term Loans

As of June 30, 2014, the Company had three term loans with Hexagon, its senior lender, with an aggregate outstanding principal amount of approximately $14.80 million. The loans required the Company to make monthly payments of $0.23 consisting of interest and principal. On May 19, 2014, the Company received an extension from Hexagon of the maturity date under its term loans, from May 16, 2014 to August 15, 2014. In connection with the extension, the Company paid a forbearance fee of $0.25 million which was recorded as deferred financing cost and amortized over the extension period of the term loans. The Company amortized $0.13 million of deferred financing costs into interest expense during the three and six months ended June 30, 2014.

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

The Company did not make the Second Cash Payment by August 15, 2014.

On September 2, 2014, the Company entered into the Final Settlement Agreement which replaced the First Settlement Agreement, pursuant to which, in exchange for full extinguishment of all amounts payable under the term loans (approximately $14.03 million in principal and interest as of the settlement date), the Company assigned Hexagon the Hexagon Collateral, which consisted of 30,000 net acres including several economic wells which secured properties with Proved Development Producing reserves and Proved Undeveloped reserves, and issued to Hexagon the Redeemable Preferred. (See Note 15 - Subsequent Events.)

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

On January 31, 2014, the Company entered into a "Conversion Agreement" with all of the holders of the Debentures. Pursuant to the terms of the Conversion Agreement, $9.00 million in Debentures was converted by the holders to common stock at a conversion price of $2.00 per share of common stock. In addition, the Company issued warrants to the Debenture holders to purchase one share of Common Stock for each share issued in connection with conversion of the Debentures, at an exercise price equal to $2.50 per share. The Company’s CEO is an indirect owner of a group which converted approximately $0.22 million of Debentures pursuant to the Conversion Agreement.  As of June 30, 2014, the Company had $6.64 million, net, remaining Debentures which are convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, subject to certain adjustments, including the requirement to reset the conversion price based upon any subsequent equity offering at a lower price per share amount.

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

We periodically engage a third party valuation firm to complete a valuation of the conversion feature associated with the Debentures. This valuation resulted in an estimated derivative liability as of June 30, 2014 and December 31, 2013 of $0.97 million and $0.61 million, respectively (See Note 9 - Fair Value of Financial Instruments).

The Company’s failure to meet its obligations under the First Settlement Agreement with Hexagon constituted a default under the term loans, which in turn triggered an event of default under the Debentures. However, the holders of the Debentures have waived their right to declare a default in respect of that matter.

Interest Expense

For the three months ended June 30, 2014 and 2013, the Company incurred interest expense of approximately $2.14 million and $1.56 million, respectively, of which approximately $1.28 million and $1.04 million is classified as non-cash interest expense, respectively. The details of the non-cash interest expense are as follows: (i) amortization of the deferred financing costs of $0.07 million, (ii) accretion of the convertible debentures payable discount of $0.21 million, (iii) accrued interest for term note loan fees of $1.00 million and (iv) amortization of forbearance fees of $0.12 million. Cash interest is comprised of, term loan cash expense payment. The increase in interest expense was primarily attributable to fees for not paying a designated amount to the term note holder. Other cash interest increased due to $0.25 million forbearance fees paid to Hexagon, which is being amortized over the life of the extension.

For the six months ended June 30, 2014 and 2013, the Company incurred interest expense of approximately $3.35 million and $3.14 million, respectively, of which approximately $2.82 million and $1.40 million is classified as non-cash interest expense, respectively. The details of the non-cash interest expense are as follows: (i) amortization of the deferred financing costs of $0.13 million, (ii) accretion of the convertible debentures payable discount of $0.77 million, (iii) common stock issued for interest of $0.15 million, (iv) accrued interest for term note loan fees of $0.71 million, (v) accrued interest to convertible debenture of $0.34 million and (vi) amortization of forbearance fees of $0.12 million. Cash interest is comprised of term loan cash expenses of payment. The increase in interest expense was primarily attributable to fees for not paying a designated amount to the term note holder.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock

As of June 30, 2014, the Company had 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock authorized, of which 27,513,566 shares of Common Stock and 7,500 preferred shares were issued and outstanding.

During the six months ended June 30, 2014, the Company issued 7,863,166 shares of Common Stock, including 4,500,000 shares in connection with the Debenture Conversion Agreement, 250,000 for finance expense to complete the conversion of convertible debentures, 3,037,500 for the stock issued for the January 2014 Private Placement, 229,150 shares as restricted stock grants to employees, board members, or consultants (see Note 14 – Share Based and Other Compensation) and 7,500 shares of Series A Preferred (see Note 13 - Preferred Stock).

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

Debenture Conversion Agreement

On January 31, 2014, the Company entered into a Debenture Conversion Agreement pursuant to which $9.00 million in Debentures were converted into Common Stock. T.R. Winston & Company, LLC (“T.R. Winston”) acted as the investment banker for the Conversion Agreement and received compensation of $0.45 million, which represented 5% of the $9.0 million. (See Note 10 – Loan Agreements.)

May 2014 Private Placement

On May 30, 2014, the Company completed a private placement of 7,500 shares of Series A Preferred, along with detachable warrants to purchase up to 1,167,013 shares of Common Stock at an exercise price of $2.89 for aggregate proceeds of $7.5 million (See Note 13 - Preferred Stock)

Consulting Agreement

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

NOTE 13 – PREFERRED STOCK

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

(1) The intrinsic value of the warrant was calculated at $1.60 million utilizing the Black Scholes Lattice Model. The gross proceeds of $7,500,000, net of fees, were allocated to the preferred stock and the warrants on a relative fair value basis, resulting in an allocation to the warrants of $1,321,526.

(2) The Company considered the beneficial ownership features of the Series A Preferred shares and determined that since the conversion price is $2.41 along with a detachable warrant, the Company recorded a beneficial conversion feature of $1.54 million, after considering the discount resulting from the proceeds allocated to the warrants

NOTE 14 – SHARE BASED AND OTHER COMPENSATION

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

Robert A. Bell

In April 2014, in connection with the appointment of Robert A. Bell as our President and Chief Operating Officer, the Company entered an employment agreement with Mr. Bell, which provided for the issuance of 100,000 shares of Common Stock, of which 1/3 vested immediately and the balance was scheduled to vest over three years, subject to certain conditions. In addition, the employment agreement provided that Mr. Bell would receive an equity incentive bonus consisting of a non-statutory stock option to purchase up to 1,500,000 shares of Common Stock subject to Mr. Bell’s continued employment and the Company’s achievement of certain pre-defined production thresholds. The Company received independent valuations of the i) option bonus to purchase 1,500,000 shares of Common Stock; and ii) the incentive bonus. The option to purchase 1,500,000 shares was valued at $1.29 million to be amortized over the life of the employment agreement. During the three months ended June 30, 2014, the Company recorded an expense for the incentive bonus of $0.07 million, and recorded a liability for the incentive bonus of $0.30 million. On August 1, 2014, in connection with the termination of Mr. Bell’s employment, the Company entered into a separation agreement with Mr. Bell. (See Note 15 - Subsequent Events.)

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

NOTE 15 – SUBSEQUENT EVENTS

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

We have evaluated the effect of the error on all Relevant Periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the error on our annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material. However, we have determined that the impact of these non-cash items in our quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014 was sufficiently material to warrant restatement of our Quarterly Reports on Form 10-Q for those periods. In addition, we will correct the amounts related to the error for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We have also corrected the error in the comparative periods in 2013 in this Quarterly Report on Form 10-Q/A.

Financial Condition and Liquidity

As of June 30, 2014, the Company had $14.80 million outstanding under its term loans with Hexagon, LLC (“Hexagon”) and $6.64 million, net, outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”). Both the term loans and the Debentures were to mature on May 16, 2014. In June 2014, the maturity date under the Debentures was extended to January 15, 2015. In May 2014, Hexagon extended the maturity of the Company’s term loan to August 15, 2014, and in September 2014, the Company entered into a settlement agreement with Hexagon whereby the total principal and interest outstanding under the term loans was settled. (See Note 15 - Subsequent Events for a more detailed discussion of the transactions consummated with respect to the Hexagon term loans.) While the settlement of the Hexagon term loans eliminated a significant debt burden to the Company, it also resulted in the assignment of several producing properties, which will have an adverse impact on the Company’s operating revenue going forward.

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

As of November 24, 2014, the Company has $1.00 million in cash on hand and is currently producing approximately 70 BOE a day from eight economically producing wells. Furthermore, as of the date of this report, the Company has a negative working capital of approximately $11.74 million, including $6.64 million, net, in convertible debentures due as of January 15, 2015, and $0.50 million within the accrued liabilities for convertible debenture interest. The Company is negotiating with the holders of the convertible debentures to pay the interest currently due with restricted shares of common stock, and extension of the maturity date of the debentures.

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

Cash Flows

Cash used in operating activities during the six months ended June 30, 2014 was $4.46 million. Cash used in operating activities and cash used in investing activities was offset by cash provided in financing activities by $1.28 million, and resulted in a corresponding increase in cash.

The following table compares cash flow items during the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
	(Restated)
Cash provided by (used in):
Operating activities	$(4,464)	$(1,257)
Investing activities	(439)	(201)
Financing activities	6,187	1,118
Net change in cash	$1,284	$(340)

During the six months ended June 30, 2014, net cash used in operating activities was $4.46 million, compared to net cash used in operating activities of $1.26 million during the six months ended June 30, 2013, an increase of cash used in operating activities of $3.20 million. The primary changes in operating cash during the six months ended June 30, 2014 were $20.84 million of net loss, $0.43 million increase in cash for other assets, an increase in cash of $0.10 million for restricted cash, an increase in accounts payable and accrued expenses of $0.03 million, and offset a decrease of cash of $0.15 million for accounts receivable. The cash flows from operating activities were adjusted for non-cash charges of $0.99 million of depreciation, depletion, amortization and accretion expenses, $0.77 million of debt discount accretion, $0.13 million of amortization of deferred financing costs; $0.69 million for common stock issued in satisfaction of financing costs for both the private placement of common stock and the conversion of convertible debentures; $0.15 million for common stock issued for interest on the Debentures; $6.66 million for the issuance of a warrant to purchase common stock recorded as a debt inducement for the conversion of the Debentures; $1.18 million for issuance of stock for services and compensation, and $5.39 million for a non-cash change in fair value of the conversion option with respect to the Debentures.

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

During the six months ended June 30, 2014, net cash provided by financing activities was $6.19 million, compared to net cash provided by financing activities of $1.12 million during the six months ended June 30, 2013, an increase of $5.07 million. The increase in financing cash during the six months ended June 30, 2014 were primarily due to net proceeds of $4.94 million from the May Private Placement, and net proceeds of $5.33 million from the private placement of 3,750,000 units in January 2014 (the “January 2014 Private Placement”) consisting of (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock, for proceeds of $5.33 million net of fees associated with the financing. The proceeds from the January 2014 Private Placement and the May 2014 Private Placement were partially offset by net repayments of debt of $5.08 million payment of dividend for Series A Convertible Preferred Stock of $0.04 million.

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

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The following table compares operating data for the three months ended June 30, 2014 to June 30, 2013:

	Three months ended June 30,
	2014	2013
	(Restated)
Revenues:
Oil sales	$979,523	$1,189,005
Gas sales	102,324	38,805
Operating fees	42,152	42,019
Total revenues	1,123,999	1,269,829

Costs and expenses:
Production costs	221,260	255,454
Production taxes	101,230	162,045
General and administrative	2,643,063	1,367,976
Depreciation, depletion and amortization	570,403	651,175
Total costs and expenses	3,535,956	2,436,650

Loss from operations	(2,411,957)	(1,166,821)

Other Income (expenses):
Other income	44	141
Inducement expense	-	-
Convertible notes conversion derivative (loss) gain (restated)	3,630,015	16,694
Interest expense (restated)	(2,135,078)	(1,556,732)
Total other expenses (restated)	1,494,981	(1,539,897)

Net loss (restated)	$(916,976)	$(2,706,718)

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

Interest Expense

For the three months ended June 30, 2014 and 2013, the Company incurred interest expense of approximately $2.14 million and $1.56 million, respectively, of which approximately $1.28 million and $1.04 million is classified as non-cash interest expense, respectively. The details of the non-cash interest expense are as follows: (i) amortization of the deferred financing costs of $0.07 million, (ii) accretion of the convertible debentures payable discount of $0.21 million, (iii) accrued interest for term note loan fees of $1.00 million and (iv) amortization of forbearance fees of $0.12 million. Cash interest is comprised of term loan cash expense payment. The increase in interest expense was primarily attributable to fees for not paying a designated amount to the term note holder. Other cash interest increased due to $0.25 million forbearance fees paid to Hexagon, which is being amortized over the life of the extension.

Change in derivative liability of convertible notes

For the three months ended June 30, 2014 and 2013, the Company incurred a change in the fair value of the derivative liability related to the convertible notes of approximately $3.63 million and $0.48 million respectively, attributable to the difference in the value of the convertible notes conversion derivative liability on December 31, 2013 versus June 30, 2014.

Results of Operations

Six months ended June 30, 2014 compared to six ended June 30, 2013

The following table compares operating data for the six months ended June 30, 2014 to June 30, 2013:

	Six months ended
	June 30,
	2014	2013
	(Restated)
Revenues:
Oil sales	$1,679,609	$2,316,338
Gas sales	189,990	145,202
Operating fees	76,881	90,522
Realized gain on commodity price derivatives	11,143	19,890
Total revenues	1,957,623	2,571,952

Costs and expenses:
Production costs	637,583	559,301
Production taxes	194,910	278,039
General and administrative	5,601,478	2,352,235
Depreciation, depletion and amortization	959,039	1,340,829
Total costs and expenses	7,393,010	4,530,404

Loss from operations	(5,435,387)	(1,958,452)

Other Income (expenses):
Other income	97	392
Inducement expense	(6,661,275)	-
Convertible notes conversion derivative loss (restated)	(5,393,809)	301,102
Interest expense (restated)	(3,346,550)	(3,140,743)
Total other expenses (restated)	(15,401,537)	(2,839,249)

Net loss (restated)	$(20,836,924)	$(4,797,701)

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

Interest Expense

For the six months ended June 30, 2014 and 2013, the Company incurred interest expense of approximately $3.35 million and $3.14 million, respectively, of which approximately $2.82 million and $1.70 million is classified as non-cash interest expense, respectively. The details of the non-cash interest expense are as follows: (i) amortization of the deferred financing costs of $0.13 million, (ii) accretion of the convertible debentures payable discount of $0.77 million, (iii) common stock issued for interest of $0.15 million, (iv) accrued interest for term note loan fees of $1.00 million and (v) accrued interest to convertible debenture of $0.34 million (vi) amortization of forbearance fees of $0.12 million. Cash interest is comprised of term loan cash expenses of payment. The increase in interest expense was primarily attributable to fees for not paying a designated amount to the term note holder.

Change in derivative liability of convertible notes

For the six months ended June 30, 2014 and 2013, the Company incurred a change in the fair value of the derivative liability related to the convertible debentures of approximately $5.39 million and $0.30 million respectively. In the six months ended June 30, 2014, $0.36 million of the change in fair value was attributable to the difference in the value of the convertible notes conversion derivative liability on December 31, 2013 versus June 30, 2014. The remaining $5.03 million of the change was attributable to a one-time loss recognized in connection with the transfer from derivative liability to equity classification upon the conversion of $9.00 million in convertible debentures on January 31, 2014.

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

Obligations and Commitments

We had the following contractual obligations and commitments as of June 30, 2014 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 Year	1-3 years	4-5 years	More than 5 years
Secured debt	$14,800	$-	$14,800	$-	$-
Interest on secured debt	189	189	-	-	-
Convertible debentures	6,728	-	6,728	-	-
Interest on convertible debentures	1,912	298	1614	-	-
Operating leases & Other	35	35	-	-	-
Total contractual cash obligations	$23,664	$7,250	$14,800	$-	$-

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of June 30, 2014 Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal controls over financial reporting described below.

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

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures, which we previously reported as being effective, were actually  not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2014:

●	As a result of the resignation of our Chief Financial Officer as previously disclosed by way of current reports on Form 8-K, we did not maintain effective monitoring controls and related segregation of duties over automated and manual journal entry transaction processes.

●	As disclosed in our Form 8-K filed on November 7, 2014, the Company determined that during the fourth quarter of 2013 and the first three quarters of 2014, there existed a material weakness with respect to the operation of the Company’s internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain past and present officers in those periods

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

As a result of the restatement described in this restated Quarterly Report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management and expert internal control consultants, re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2014 in accordance with the assessment and testing procedures described above. Based on this re-evaluation, and because the impact of the errors on the Company’s quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014, described in the Explanatory Note to this Amended Report and Note 1 – Restatement, was sufficiently material to warrant restatement of the Company’s Quarterly Reports on Form 10-Q for those periods, we have determined that the following additional material weakness in internal controls over financial reporting existed as of June 30, 2014:

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

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014, based on the Internal Control—Integrated Framework issued by COSO (1992).

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

In the fourth quarter of 2014, we implanted a new extensive Travel and Entertainment policy which all employees and directors are required to review and sign. Furthermore, the Company has required all employees and directors to review and sign all of the Company’s corporate documents which include, but are not limited to, the Code of Ethics, By-laws, and Corporate Governance Policy. The Company is planning to test the remediation in second quarter of 2015 and fully remediate the weakness by that time.

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

Changes in Internal Control over Financial Reporting

We have previously disclosed by way of current reports on Form 8-K filed with the SEC that on May 16, 2014, A. Bradley Gabbard, the Company’s Chief Financial Officer, announced his decision to resign from his positions as an officer and a director of the Company in order to pursue other interests. Mr. Gabbard’s resignation was not due to any disagreement with the Company, the Board of Directors or the Company’s management. Also on May 16, 2014, the Board of Directors of the Company appointed Eric Ulwelling, who was the Company’s Chief Accounting Officer and Controller, to the position of Interim Chief Financial Officer. These events caused a change in our internal control over financial reporting during the quarter ended June 30, 2014.

Other than those described above, management has determined that there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Limitations upon the Payment of Dividends

The Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock (the “Certificate of Designation”) on May 30, 2014 with the Secretary of State of the State of Nevada, which was effective upon filing. The Certificate of Designation provides that the holders of the Series A Preferred are entitled to receive a dividend payable at the election of the Company at a rate of 8% per annum. (See Note 13 – Preferred Stock). In addition, the Certificate of Designation provides that so long as the Series A Preferred remains outstanding, neither the Company nor any subsidiary of the Company may directly or indirectly pay or declare any dividend or make any distribution upon or in respect of any Junior Securities (as that term is defined in the Certificate of Designation) as long as any dividends due on the Series A Preferred remain unpaid. Moreover, no money may be set aside for or applied to the purchase of or redemption (through a sinking fund or otherwise) of any Junior Securities or shares pari passu with the Series A Preferred.

Item 3. Defaults upon Senior Securities.

None other than what has previously been disclosed.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1*	Certificate of Designation of Preferences, Rights, and Limitations, dated May 30 2014 (incorporated herein by reference to Exhibit 3.1 from our current report filed on Form 8-K filed on June 4, 2014).
3.2*	Amendment to Certificate of Designations of Preferences, Rights, and Limitations, dated June 12, 2014 (incorporated herein by reference to Exhibit 3.1 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
3.3*	Certificate of Designation of 6% Redeemable Preferred Stock, dated August 29, 2014.
4.1*	Form of Warrant dated May 30, 2014 (incorporated herein by reference to Exhibit 10.2 from our current report filed on Form 8-K filed on June 4, 2014).
4.2*	Form of Hexagon Replacement Note (incorporated herein by reference to Exhibit 10.4 from our current report filed on Form 8-K filed on June 4, 2014).
4.3*	Form of Bristol Capital Warrant.
10.1*	Amendment to Transaction Fee Agreement with T.R. Winston dated as of April 29, 2014 (incorporated herein by reference to Exhibit 10.7 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.2*	Form of Securities Purchase Agreement dated May 30, 2014 (incorporated herein by reference to Exhibit 10.1 from our current report filed on Form 8-K filed on June 4, 2014).
10.3*	Hexagon Settlement Agreement, dated May 30, 2014 (incorporated herein by reference to Exhibit 10.3 from our current report filed on Form 8-K filed on June 4, 2014).
10.4*	Letter Agreement dated May 19, 2014 with holders of the 8% Senior Secured Convertible Debentures (incorporated herein by reference to Exhibit 10.1 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.5*	Letter Agreement with T.R. Winston dated as of June 6, 2014 (incorporated herein by reference to Exhibit 10.9 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.6*	Amendment to Debentures dated June 6, 2014 (incorporated herein by reference to Exhibit 10.2 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.7*	Separation Agreement with W. Phillip Marcum dated April 24, 2014 (incorporated herein by reference to Exhibit 10.3 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.8*	Employment Agreement with Robert A. Bell dated May 1, 2014 (incorporated herein by reference to Exhibit 10.4 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.9*	Separation Agreement with Robert A. Bell dated August 1, 2014.
10.10*	Settlement Agreement with Hexagon dated September 2, 2014.
10.11*	Consulting Agreement with Bristol Capital dated September 2, 2014.
10.12*	Letter Agreement with holders of the Company’s 8% Senior Secured Convertible Debentures, dated as of October 6, 2014 (incorporated herein by reference to Exhibit 99.1 from our current report filed on Form 8-K filed on October 7, 2014).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*Previously filed

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	February 18, 2015
Abraham Mirman	(Principal Executive Officer)

/s/ Eric Ulwelling	Chief Financial Officer and Chief Accounting Officer	February 18, 2015
Eric Ulwelling	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Certificate of Designation of Preferences, Rights, and Limitations, dated May 30 2014 (incorporated herein by reference to Exhibit 3.1 from our current report filed on Form 8-K filed on June 4, 2014).
3.2*	Amendment to Certificate of Designations of Preferences, Rights, and Limitations, dated June 12, 2014 (incorporated herein by reference to Exhibit 3.1 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
3.3*	Certificate of Designation of 6% Redeemable Preferred Stock, dated August 29, 2014.
4.1*	Form of Warrant dated May 30, 2014 (incorporated herein by reference to Exhibit 10.2 from our current report filed on Form 8-K filed on June 4, 2014).
4.2*	Form of Hexagon Replacement Note (incorporated herein by reference to Exhibit 10.4 from our current report filed on Form 8-K filed on June 4, 2014).
4.3*	Form of Bristol Capital Warrant.
10.1*	Amendment to Transaction Fee Agreement with T.R. Winston dated as of April 29, 2014 (incorporated herein by reference to Exhibit 10.7 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.2*	Form of Securities Purchase Agreement dated May 30, 2014 (incorporated herein by reference to Exhibit 10.1 from our current report filed on Form 8-K filed on June 4, 2014).
10.3*	Hexagon Settlement Agreement, dated May 30, 2014 (incorporated herein by reference to Exhibit 10.3 from our current report filed on Form 8-K filed on June 4, 2014).
10.4*	Letter Agreement dated May 19, 2014 with holders of the 8% Senior Secured Convertible Debentures (incorporated herein by reference to Exhibit 10.1 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.5*	Letter Agreement with T.R. Winston dated as of June 6, 2014 (incorporated herein by reference to Exhibit 10.9 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.6*	Amendment to Debentures dated June 6, 2014 (incorporated herein by reference to Exhibit 10.2 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.7*	Separation Agreement with W. Phillip Marcum dated April 24, 2014 (incorporated herein by reference to Exhibit 10.3 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.8*	Employment Agreement with Robert A. Bell dated May 1, 2014 (incorporated herein by reference to Exhibit 10.4 from our quarterly report filed on Form 10-Q filed on June 17, 2014).
10.9*	Separation Agreement with Robert A. Bell dated August 1, 2014.
10.10*	Settlement Agreement with Hexagon dated September 2, 2014.
10.11*	Consulting Agreement with Bristol Capital dated September 2, 2014.
10.12*	Letter Agreement with holders of the Company’s 8% Senior Secured Convertible Debentures, dated as of October 6, 2014 (incorporated herein by reference to Exhibit 99.1 from our current report filed on Form 8-K filed on October 7, 2014).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

 *Previously filed

