Form 10-K
period 2014-12-31
LILIS ENERGY, INC.
filed 2015-04-15
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 001-35330

Lilis Energy, Inc.

(Name of registrant as specified in its charter)

NEVADA	74-3231613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 16th Street, Suite 1350, Denver, CO 80202

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code:  (303) 893-9000

Securities registered under Section 12(b) of the Act:

Common Stock, $0.0001 par value	The Nasdaq Global Market
Title of class	Name of exchange on which registered

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the fiscal quarter ended June 30, 2014:  $31,645,000

As of April 15, 2015, 26,988,240 shares of the registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information relating to Part III of this report will be incorporated by reference from an amendment to this report or from the proxy statement for our 2015 annual shareholders meeting, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2014.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2014

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to, the Risk Factors set forth in this Form 10-K in Part I, “Item 1A. Risk Factors” and the following factors:

●	availability of capital on an economic basis, or at all, to fund our capital or operating needs;
●	our level of debt, which could adversely affect our ability to raise additional capital, limit our ability to react to economic changes and make it more difficult to meet our obligations under our debt;
●	restrictions imposed on us under our credit agreement that limit our discretion in operating our business;
●	failure to meet requirements or covenants under our debt instruments, which could lead to foreclosure of significant core assets;
●	failure to fund our authorization for expenditures from other operators for key projects which will reduce or eliminate our interest in the wells/asset;
●	our history of losses;
●	inability to address our negative working capital position in a timely manner;
●	the inability of management to effectively implement our strategies and business plans;
●	potential default under our secured obligations, material debt agreements or agreements with our investors;
●	estimated quantities and quality of oil and natural gas reserves;
●	exploration, exploitation and development results;
●	fluctuations in the price of oil and natural gas, including further reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
●	availability of, or delays related to, drilling, completion and production, personnel, supplies (including water) and equipment;
●	the timing and amount of future production of oil and natural gas;
●	the timing and success of our drilling and completion activity;
●	lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;
●	declines in the values of our natural gas and oil properties resulting in write-down or impairments;
●	inability to hire or retain sufficient qualified operating field personnel;
●	our ability to successfully identify and consummate acquisition transactions;
●	our ability to successfully integrate acquired assets or dispose of non-core assets;
●	availability of funds under our credit agreement;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional (especially Rocky Mountain) economic conditions;
●	the strength and financial resources of our competitors;
●	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

●	inability to acquire or maintain mineral leases at a favorable economic value that will allow us to expand our development efforts;
●	inability to successfully develop our large inventory of undeveloped acreage we currently hold on a timely basis;
●	constraints, interruptions or other issues affecting the Denver-Julesburg Basin, including with respect to transportation, marketing, processing, curtailment of production, natural disasters, and adverse weather conditions;
●	technique risks inherent in drilling in existing or emerging unconventional shale plays using horizontal drilling and complex completion techniques;
●	delays, denials or other problems relating to our receipt of operational consents, approvals and permits from governmental entities and other parties;
●	unanticipated recovery or production problems, including cratering, explosions, blow-outs, fires and uncontrollable flows of oil, natural gas or well fluids;
●	environmental liabilities;
●	operating hazards and uninsured risks;
●	data protection and cyber-security threats;
●	loss of senior management or technical personnel;
●	litigation and the outcome of other contingencies, including legal proceedings;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations, including those related to climate change and hydraulic fracturing;
●	anticipated trends in our business;
●	effectiveness of our disclosure controls and procedures and internal controls over financial reporting;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate; and
●	other factors, many of which are beyond our control.

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

Bcf.  Billion cubic feet of natural gas.

BOE.  Barrels of crude oil equivalent, determined using the .ratio of six mcf of natural gas to one bbl of crude oil, condensate or natural gas liquids.

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

Dry well; dry hole.  A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Exploratory well.  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir.

Field.  An area consisting of either a single reservoir or multiple reservoirs all grouped on or related to the same geological structural feature and/or stratigraphic condition.

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

Net acres; net wells.  A “net acre” or “net well” is deemed to exist when the sum of fractional ownership working interests in gross acres or wells equals one. The number of net acres or wells is the sum of the fractional working interests owned in gross acres or wells expressed as whole numbers and fractions of whole numbers.

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

Productive well.  A producing well or a well that is mechanically capable of production.

Proved reserves.  Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Proved undeveloped reserves.  Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Project.  A targeted development area where it is probable that commercial oil and/or gas can be produced from new wells.

Prospect.  A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

PV-10 (Present value of future net cash flow). The present value of estimated future revenues to be generated from the production of estimated proved reserves, net of capital expenditures and operating expenses, using the simple 12 month arithmetic average of first of the month prices and current costs (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses, depreciation, depletion and amortization or impairment, discounted using an annual discount rate of 10%. While this non-GAAP measure does not include the effect of income taxes as would the use of the standardized measure calculation, we believe it provides an indicative representation of the relative value of Lilis Energy on a comparative basis to other companies and from period to period.

Recompletion.  The process of re-entering an existing well bore that is either producing or not producing and modifying the existing completion and/or completing new reservoirs in an attempt to establish new production or increase or re-activate existing production.

Reserves.  Estimated remaining quantities of oil, natural gas and gas liquids anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

Reservoir.  A subsurface formation containing a natural accumulation of producible natural gas and/or oil that is naturally trapped by impermeable rock or other geologic structures or water barriers and is individual and separate from other reservoirs.

Secondary Recovery.  A recovery process that uses mechanisms other than the natural pressure or fluid drive of the reservoir, such as gas injection or water flooding, to produce residual oil and natural gas remaining after the primary recovery phase.

Shut-in.  A well suspended from production or injection but not abandoned.

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

Working interest.  The operating interest that gives the lessees/owners the right to drill, produce and conduct operating activities on the property, and to receive a share of the production revenue, subject to all royalties, overriding royalties and other burdens, all development costs, and all risks in connection therewith.

Part I

Items 1 and 2. BUSINESS AND PROPERTIES

Lilis Energy, Inc. (NASDAQ: LLEX) (“we,” “us,” “our,” “Lilis Energy,” “Lilis,” or the “Company”) is a Denver-based upstream independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  We were incorporated in August of 2007 in the State of Nevada as Universal Holdings, Inc.  In October 2009, we changed our name to Recovery Energy, Inc. and in December 2013, we changed our name to Lilis Energy, Inc.

Our current operating activities are focused on the Denver-Julesburg Basin (“DJ Basin”) in Colorado, Wyoming and Nebraska.  Our business strategy is designed to maximize shareholder value by leveraging the knowledge, expertise and experience of our management team and via the future exploration and development of the approximately 65,000 net acres of developed and undeveloped acreage that are currently held by us, primarily in the northern DJ Basin.

Recent Developments

As previously disclosed, we had significant developments in 2014 through the date of this report, including substantial management changes, the consummation of private placement transactions in January and May of 2014 and the conveyance of the Hexagon Collateral (discussed below) to our primary lender Hexagon, LLC (“Hexagon”) in exchange for extinguishment of all outstanding debt and accrued interest obligations owed to Hexagon in September of 2014. Additionally, we successfully completed a conversion of more than half of our outstanding 8% Senior Secured Convertible Debentures (the “Debentures”) in January of 2014. The Debentures (as previously amended) mature on January 15, 2015; however, in connection with our entry into the Credit Agreement (discussed below) in January 2015, we entered into an extension agreement with the holders of the Debentures, which extends the maturity date of the outstanding Debentures until January 8, 2018. The maturity date now coincides with the maturity date of the Credit Agreement. For further discussion of our capital raising transactions, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of 2014 and Recent Developments, and the notes to our financial statements.

Heartland Bank Credit Agreement

On January 8, 2015, we entered into a credit agreement with Heartland Bank (the “Credit Agreement”) which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of us, subject to certain conditions, pursuant to an accordion advance provision in the Credit Agreement. The availability of additional funds is subject to the discretion of the lenders, and is generally based on the value of the Company’s proved developed producing (“PDP”) and proved undeveloped (“PUD”) reserves. We intends to use proceeds borrowed under the Credit Agreement to fund producing property acquisitions in North America, drill wells in the core of our lease positions and to fund working capital.

Overview of Our Business and Strategy

We have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell resource plays. We believe these assets offer the possibility of repeatable year-over-year success and significant and cost-effective production and reserve growth. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in North America. Since early 2010, we have acquired and/or developed 25 producing wells. As of December 31, 2014 we owned interests in 8 economically producing wells and 67,000 gross (65,000 net) leasehold acres, of which 59,000 gross (57,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.   We are primarily focused on acquiring companies and production throughout North America and developing our North and South Wattenberg Field assets, which include attractive unconventional reservoir drilling opportunities in mature development areas with low risk Niobrara and Codell formation productive potential.

Our intermediate goal is to create significant value via the investment of up to $50.0 million through acquisitions of producing assets and the development of our inventory of low and controlled-risk conventional and unconventional properties, while maintaining a low cost structure, and to acquire companies and production or producing properties (typically with accompanying prospective development opportunity) throughout North America. To achieve this, our business strategy includes the following elements:

Acquiring additional assets and companies throughout North America. We are targeting acquisitions in North America, which meet certain current and future production thresholds to increase shareholder value. We anticipate the acquisitions will be funded with funds borrowed under the Credit Agreement and equity to be accessed in capital markets transactions.

Pursuing the initial development of our Greater Wattenberg Field unconventional assets.  We plan to drill several horizontal wells on our South Wattenberg property during 2015. Drilling activities will target the well established Niobrara and Codell formations.  Subject to the securing of additional capital, we expect to drill and operate up to 8 wells, with an expected investment of approximately $18.0 million.

Extending the development of certain conventional prospects within our inventory of other DJ Basin properties.  Subject to the securing of additional capital, we anticipate the expenditure of up to an additional $50.0 million in drilling and development costs on three of our DJ Basin assets where initial exploration has yielded positive results. Additional drilling activities will be conducted on each property in an effort to fully assess each property and define field productivity and economic limits.

Retain Operational Control and Significant Working Interest.  In our principal development targets, we typically seek to maintain operational control of our development and drilling activities.   As operator, we retain more control over the timing, selection and process of drilling prospects and completion design, which enhances our ability to maximize our return on invested capital and gives us greater control over the timing, allocation and amounts of capital expenditures.  However, due to our recent liquidity difficulties, a significant amount of our current drilling activity on wells in which we own an interest is not operated by us.

Leasing of Prospective Acreage.  In the course of our business, we identify drilling opportunities on properties that have not yet been leased.  Subject to securing additional capital, we may take the initiative to lease prospective acreage and we may sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage.

Hedging. From time to time, we use commodity price hedging instruments to reduce our exposure to oil and natural gas price fluctuations and to help ensure that we have adequate cash flow to fund our debt service costs and capital programs. As such, we will enter into futures contracts, collars and basis swap agreements, as well as fixed price physical delivery contracts. We intend to use hedging primarily to manage price risks and returns on certain acquisitions and drilling programs. Our policy is to consider hedging an appropriate portion of our production at commodity prices we deem attractive. In the future we may also be required by our lenders to hedge a portion of production as part of any financing.

Acreage. Currently, our inventory of developed and undeveloped acreage includes approximately 8,000 net acres that are held by production, approximately, 49,000, 2,000, 5,000 and 1,000 net acres that expire in the years 2015, 2016, 2017, and thereafter, respectively. Approximately 88% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at the option of us, via payment of varying, but typically nominal, extension amounts. We’re currently evaluating the 2015 lease expirations to determine if this acreage is a focus for future development. If determined to be a focus for future development, we plan to re-lease if available. If not a focus, we plan to let the acreage expire. We plan to borrow additional funds under the Credit Agreement to acquire additional bolt-on properties, acquire other properties throughout North America, or drill wells on our core properties to hold the property by production.

Capital Raising. The business of oil and natural gas property acquisition, exploration and development is highly capital intensive and the level of operations attainable by oil and natural gas companies is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties. We will need to raise additional capital to fund our exploration and development, and operating, budget. We plan to seek additional capital through the sale of our securities, through debt and project financing, joint venture agreements with industry partners, and through sale of assets. Our ability to obtain additional capital through new debt instruments, project financing and sale of assets may be subject to the repayment of our existing obligations.

Outsourcing. We intend to continue to use the services of independent consultants and contractors to provide various professional services, including land, legal, environmental, technical, investor relations and tax services.  We believe that by limiting our management and employee costs, we may be able to better control lifting costs and retain G&A flexibility.

Principal Oil and Gas Interests

All references to production, sales volumes and reserve quantities are net to our interest unless otherwise indicated.

As of December 31, 2014 we owned interests in approximately 67,000 gross (65,000 net) leasehold acres, of which 59,000 gross (57,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.  Our primary targets within the DJ Basin are the conventional Dakota and Muddy “J” formations, and the developing unconventional Niobrara shale play.   Additional horizons include the Codell, Greenhorn and other potential resource formations.

Effective as of December 31, 2014, we completed an assessment of our inventory of unevaluated acreage, which resulted in a transfer of $9.90 million from unevaluated acreage to evaluated properties.   In assessing the unevaluated acreage, we analyzed the expiration dates during the years ended December 31, 2014 and 2015 of leases that are not otherwise renewable, and transferred such acreage in the amount of $6.99 million.  In addition to the transfer of near and intermediate term expirations, we assessed carrying value of our remaining acreage, and concluded that an additional transfer of $2.91 million was necessary. No proved reserves were associated with the transferred acreage.

During 2014, we made minimal capital expenditures on our oil and gas properties due to capital constraints.

On September 2, 2014, we entered into a Final Settlement Agreement (defined below) to convey its interest in 31,725 evaluated and unevaluated net acres located in the DJ Basin and the associated oil and natural gas (the “Hexagon Collateral”) to its primary lender, Hexagon in exchange for extinguishment of all outstanding debt and accrued interest obligations owed to Hexagon aggregating to $15.1 million. The conveyance assigned all assets and liabilities associated with the property, which includes PDP and PUD reserves, plugging and abandonment, and other assets and liabilities associated with the property. Pursuant to the Final Settlement Agreement, we also issued to Hexagon $2.0 million in 6% Conditionally Redeemable Preferred Stock valued at $1.69 million and considered as temporary equity for reporting purposes. See Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations—Overview of 2014 and Recent Developments —Hexagon Settlement and —Results of Operations—Loss on Conveyance of oil and gas properties.

Reserves

The table below presents summary information with respect to the estimates of our proved oil and gas reserves for the year ended December 31, 2014. We engaged Ralph E. Davis Associates, Inc. (“RE Davis”) to audit internal engineering estimates for 100 percent of our proved reserves at year-end 2014.  The prices used in the calculation of proved reserve estimates as of December 31, 2014, were $81.71 per Bbl and $5.34 per MCF; as of December 31, 2013, were $89.57 per Bbl and $4.74 per MCF and as of December 31, 2012, were $87.37 per Bbl and $2.75 per MCF for oil and natural gas, respectively.  The prices were adjusted for basis differentials, pipeline adjustments, and BTU content.

We emphasize that reserve estimates are inherently imprecise and that estimates of all new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and gas properties.  Accordingly, these estimates are expected to change as new information becomes available.  The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.  Neither prices nor costs have been escalated (or reduced).  The following table should be read along with the section entitled “Risk Factors — Risks Related to Our Company”.  The actual quantities and present values of our proved oil and natural gas reserves may be less than we have estimated.

	As of December 31,
	2014	2013	2012
Reserve data:
Proved developed
Oil (MBbl)	50	171	213
Gas (MMcf)	197	313	186
Total (MBOE)(1)	83	223	244
Proved undeveloped
Oil (MBbl)	850	672	138
Gas (MMcf)	4,040	2,251	221
Total (MBOE)(1)	1,523	1,047	175
Total Proved
Oil (MBbl)	900	843	351
Gas (MMcf)	4,237	2,564	407
Total (MBOE)(1)	1,606	1,270	419
Proved developed reserves %	5%	18%	58%
Proved undeveloped reserves %	95%	82%	42%

Reserve value data (in thousands):
Proved developed PV-10	$2,340	$7,675	$9,743
Proved undeveloped PV-10	$20,914	$15,667	$5,679
Total proved PV-10 (2)	$23,254	$23,342	$15,422
Standardized measure of discounted future cash flows	$23,254	$23,342	$15,422
Reserve life (years)	39.25	33.25	42.42

(1)	BOE is determined using the ratio of six MCF of natural gas to one Bbl of crude oil, condensate or natural gas.
(2)	As we currently do not expect to pay income taxes in the near future, there is no difference between the PV-10 value and the standardized measure of discounted future net cash flows. Please see the definitions of standardized measure of discounted future net cash flows and PV-10 value in the “Glossary.”

Changes in Proved Undeveloped Reserves

The 476 MBOE or 45% increase of proved undeveloped reserves to 1,523 MBOE at year end 2014 from 1,047 MBOE at year end 2013 reflects, in part, additional proved undeveloped locations, partially offset by the 347 MBOE conveyed to Hexagon described in detail above. An acreage block owned by us was determined to be proved undeveloped based on offset successful drilling activity of other operators. We did not incur any cost on our proved undeveloped acreage in 2014.

Effective as of December 31, 2014, we completed an assessment of our inventory of unevaluated acreage, which resulted in a transfer of $9.90 million to evaluated properties.   In assessing the unevaluated acreage, we analyzed its expiration dates during the years ended December 31, 2014 and 2015, which are not otherwise renewable, and transferred such acreage in the amount of $6.99 million.  In addition to the transfer of near and intermediate term expirations, we assessed the carrying value of our remaining acreage, and concluded that an additional transfer of $2.91 million was necessary. No proved reserves were associated with the transferred acreage.

At December 31, 2014, we have no proved undeveloped reserves that are scheduled for development five years or more beyond the date the reserves were initially recorded.

Internal Controls over Reserves Estimate

Our policy regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserve quantities and values in compliance with the regulations of the SEC.  Responsibility for compliance in reserve bookings is delegated to our Chief Financial Officer with assistance from our senior geologist consultant, principal accounting officer, and a senior reserve engineering consultant.

Technical reviews are performed throughout the year by our senior reserve engineering consultant and our geologist and other consultants who evaluate all available geological and engineering data, under the guidance of the Chief Financial Officer.  This data, in conjunction with economic data and ownership information, is used in making a determination of estimated proved reserve quantities.  The 2014 reserve process was overseen by Kent Lina, our senior reserve engineering consultant.  Mr. Lina was previously employed by us from October 2010 through December 2012, and prior to that employed by Delta Petroleum Corporation from March 2002 to September 2010 in various operations and reservoir engineering capacities culminating as the Senior V.P. of Corporate Engineering.  Mr. Lina received a Bachelor of Science degree in Civil Engineering from University of Missouri at Rolla in 1981.  Mr. Lina currently serves various industry clients as a senior reserve engineering consultant.

Third-party Reserves Study

An independent third-party reserve study as of December 31, 2014 was performed by RE Davis using its own engineering assumptions and other economic data provided by us.  One hundred percent of our total calculated proved reserve PV-10 value was audited by RE Davis.  RE Davis is an independent petroleum engineering consulting firm that has been providing petroleum engineering consulting services for over 20 years.  The individual at RE Davis primarily responsible for overseeing our reserve audit is Allen C. Barron, the President and CEO, who received a Bachelor of Science degree in Chemical and Petroleum Engineering from the University of Houston and is a registered Professional Engineer in the States of Texas.  He is also a member of the Society of Petroleum Engineers.  The RE Davis report dated March 10, 2015, is filed as Exhibit 99.1 to this Annual Report.

Oil and gas reserves and the estimates of the present value of future net cash flows therefrom were determined based on prices and costs as prescribed by the SEC and Financial Accounting Standards Board (“FASB”) guidelines.  Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net cash flows to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.  For the year ended December 31, 2014, commodity prices over the prior 12-month period and year end costs were used in estimating net cash flows in accordance with SEC guidelines.

In addition to a third party reserve study, our reserves and the corresponding report are reviewed by our Chief Financial Officer, geologist and principal accounting officer and the Audit Committee of our Board of Directors.   Our Chief Financial Officer is responsible for reviewing and verifying that the estimate of proved reserves is reasonable, complete, and accurate.  The Audit Committee reviews the final reserves estimate in conjunction with RE Davis’ audit letter.

Production

The following table summarizes the average volumes and realized prices, excluding the effects of our economic hedges, of oil and gas produced from properties in which we held an interest during the periods indicated.  Also presented is a production cost per BOE summary:

	For the Year Ended December 31,
	2014	2013	2012
Product
Oil (Bbl.)	33,508	51,705	68.207
Oil (Bbls)-average price (1)	$77.05	$83.40	$86.48

Natural Gas (MCF)-volume	77,954	64,845	182,160
Natural Gas (MCF)-average price (2)	$4.68	$5.25	$2.23

Barrels of oil equivalent (BOE)	46,500	62,512	98,567
Average daily net production (BOE)	127	171	270
Average Price per BOE (1)	$63.36	$74.43	$63.96

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE (1)	$63.36	$74.43	$63.96

Production costs per BOE	$20.52	$19.48	$14.42
Production taxes per BOE	$5.80	$4.21	$2.31
Depreciation, depletion, and amortization per BOE	$28.76	$38.21	$46.15
Total operating costs per BOE (2)	$55.08	$61.90	$62.88

Gross margin per BOE (2)	$8.28	$12.53	$1.08

Gross margin percentage	13%	17%	2%

(1) Does not include the realized price effects of hedges (2) Does not include the loss on conveyance

Productive Wells

As of December 31, 2014, after the conveyance on September 2, 2014, we had working interests in 6 gross (1.27 net) productive oil wells, and 2 gross (.14 net) productive gas wells.  Productive wells are either wells producing in commercial quantities or wells capable of commercial production although currently shut-in.  Multiple completions in the same wellbore are counted as one well.  A well is categorized under state reporting regulations as an oil well or a gas well based on the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

Acreage

As of December 31, 2014 we owned 8 producing wells in Wyoming, Nebraska and Colorado within the DJ Basin, as well as approximately 67,000 gross (65,000 net) acres, of which 59,000 gross (57,000 net) acres were classified as undeveloped acreage. Our primary assets included acreage located in Laramie and Goshen Counties in Wyoming; Banner, Kimball, and Scotts Bluff Counties in Nebraska; and Weld, Arapahoe and Elbert Counties in Colorado.

The following table sets forth certain information with respect to our developed and undeveloped acreage as of December 31, 2014.

	Undeveloped		Developed
	Gross	Net	Gross	Net
DJ Basin	59,000	57,000	8,000	8,000

Total	59,000	57,000	8,000	8,000

At December 31, 2014, our inventory of developed and undeveloped acreage includes approximately 8,000 net acres that are held by production, approximately, 49,000, 2,000 and 5,000 and 1,000 net acres that expire in the years 2015, 2016, 2017, and thereafter, respectively. Approximately 89% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at the option of us, via payment of varying, but typically nominal, extension amounts. We’re currently evaluating the 2015 lease expirations to determine if this acreage is a focus for future development. If determined to be a focus for future development, we plan to re-lease if available. If not a focus, we plan to let the acreage expire. We plan to borrow additional funds under the Credit Agreement and to seek additional debt or equity capital, if available, to acquire additional bolt-on properties, acquire other properties throughout North America, or drill wells on our core properties to hold the property by production.

Drilling Activity

The following table describes the development and exploratory wells we drilled from 2012 through 2014:

	For the Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive wells	-	-	2	1	5	3
Dry wells	-	-	-	-	1	1
	-	-	2	1	6	4
Exploratory:
Productive wells	-	-	-	-	-	-
Dry wells	-	-	-	-	-	-

Total development and exploratory	-	-	2	1	6	4

The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated.  As of December 31, 2014, we had no drilling activities on-going.

Title to Properties

Substantially all of our leasehold interests are held pursuant to leases from third parties. The majority of our producing properties are subject to mortgages securing indebtedness under our Credit Agreement and Debentures, which we believe do not materially interfere with the use of, or affect the value of, such properties.

Capital Budget

We anticipate a capital budget of up to $50.0 million for 2015. The budget is allocated toward the acquisition of properties and companies in North America and to develop eight operated wells focused on unconventional reservoirs located in the Wattenberg field within the DJ Basin that will apply horizontal drilling in the Niobrara shale and Codell formations.

The entire capital budget is subject to the ability to secure additional capital through equity placement, utilizing borrowings under the Credit Agreement with Heartland Bank and additional debt instruments and funds contemplated by the agreement with Heartland Bank to acquire production in North America.

In addition to the need to secure adequate capital to fund our capital budget, the execution of, and results from, our capital budget are contingent on various factors, including, but not limited to, market conditions, oilfield services and equipment availability, commodity prices and drilling/ production results.  Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget. Other factors that could impact our level of activity and capital expenditure budget include, but are not limited to, a reduction or increase in service and material costs, the formation of joint ventures with other exploration and production companies, and the divestiture of non-strategic assets.

As of December 31, 2014 and December 31, 2013, we had $6.04 million and $1.15 million of wells in progress, respectively. Wells in progress are related to certain wells in our core development program within the Northern Wattenberg field. We capitalized and accrued approximately $5.70 million of costs through December 31, 2014 associated with these wells, which are currently in dispute.

The dispute relates to our interest in certain producing wells and the well operator’s assertion that the Company’s interest was reduced and/or eliminated as a result of a default or a farm-out agreement. Underlying the dispute is a Joint Operating agreement (“JOA”), which provides the parties with various rights and obligations.

On March 6, 2015, the Company filed a lawsuit against the operator.  In its complaint, we seek monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA. The operator has not yet responded to the complaint.

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

Our revenues, cash flows, profitability and future rate of growth will depend substantially upon prevailing prices for oil and natural gas.  Prices may also affect the amount of cash flow available for capital expenditures and other cash requirements and our ability to borrow money or raise additional capital.  Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of natural gas and crude oil.  Historically, the prices received for oil and natural gas have fluctuated widely.  Among the factors that can cause these fluctuations are:

●	changes in global supply and demand for oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
●	the price and quantity of imports of foreign oil and natural gas;
●	acts of war or terrorism;
●	political conditions and events, including embargoes, affecting oil-producing activity;
●	the level of global oil and natural gas exploration and production activity;
●	the level of global oil and natural gas inventories;
●	weather conditions;
●	technological advances affecting energy consumption;
●	transportation options from trucking, rail, and pipeline; and
●	the price and availability of alternative fuels.

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

As of December 31, 2014, we had no hedging agreements in place.

Major Customers

We have one major customer, Shell Trading (US), which accounted for approximately 63% and 83% of our revenues for the years ended December 31, 2014 and 2013, respectively.  PDC Energy, a new customer in 2014, accounted for 13% of our revenue for the year ended December 31, 2014.

However, we does not believe that the loss of a single purchaser, including Shell Trading (US) and PDC Energy, would materially affect our business because there are numerous other purchasers in the area in which we sell our production.

Seasonality

Generally, but not always, the demand and price levels for natural gas increase during colder winter months and decrease during warmer summer months. To lessen seasonal demand fluctuations, pipelines, utilities, local distribution companies, and industrial users utilize natural gas storage facilities and forward purchase some of their anticipated winter requirements during the summer.  However, increased summertime demand for electricity has placed increased demand on storage volumes.  Demand for crude oil and heating oil is also generally higher in the winter and the summer driving season, although oil prices are much more driven by global supply and demand.  Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations.  The impact of seasonality on crude oil has been somewhat magnified by overall supply and demand economics attributable to the narrow margin of production capacity in excess of existing worldwide demand for crude oil.

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

The Endangered Species Act (“ESA”) restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas. Additionally, significant federal decisions, such as the issuance of federal permits or authorizations for certain oil and gas exploration and production activities may be subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major federal agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. This process has the potential to delay oil and gas development projects.

The federal Clean Water Act (the “Clean Water Act”), imposes restrictions and controls on the discharge of produced waters and other oil and natural gas wastes into navigable waters.  Permits must be obtained to discharge pollutants into state and federal waters and to discharge fill and pollutants into regulated waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters of the United States has complicated, and will continue to complicate and increase the cost of, obtaining such permits or other approvals. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System (“NPDES”) program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters.  Further, the EPA, has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges.  Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.  Spill Prevention, Control, and Countermeasure ("SPCC") requirements of the CWA require appropriate secondary containment loadout controls, piping controls, berms and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture or leak. The EPA and U.S. Army Corps of Engineers released a Connectivity Report in September 2013, which determined that virtually all tributary streams, wetlands, open water in floodplains and riparian areas are connected. This report supported the drafting of proposed rules providing updated standards for what will be considered jurisdictional waters of the U.S. The proposed rules have been submitted for public comment, and are expected to be finalized in 2015. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.  We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

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

The federal Clean Air Act (the “Clean Air Act”) and comparable state and local air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality.  Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws.  These laws generally require utilization of air emissions control equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment.  We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.  Over the next several years, we may be required to incur capital expenditures for air pollution control equipment or other air emissions-related issues.  EPA promulgated significant New Source Performance Standards (“NSPS OOOO”) in 2012, as amended in 2013 and 2014, which have added administrative and operational costs. EPA is reconsidering portions of NSPS OOOO and this process may result in additional federal control requirements. Colorado adopted NSPS OOOO in 2014. In addition, Colorado adopted new air regulations for the oil and gas industry effective April 14, 2014, that impose control and other requirements more stringent than NSPS OOOO. These new Colorado oil and natural gas air rules will likely increase our administrative and operational costs.

On December 17, 2014, the EPA proposed to revise and lower the existing 75 ppb national ambient air quality standard (“NAAQS”) for ozone under the federal Clean Air Act to a range within 65-70 ppb. EPA is also taking public comment on whether the ozone NAAQS should be revised as low as 60 ppb. A lowered ozone NAAQS in a range of 60-70 ppb could result in a significant expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas would likely be subject to increase regulatory burdens in the form of more stringent emission controls, emission offset requirements, and increased permitting delays and costs.

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

In 2014, Colorado Governor Hickenlooper created the Task Force on State and Local Regulation of Oil and Gas Operations (“Task Force”) to provide recommendations regarding the state and local regulation of oil and gas operations. The Task Force provided its final recommendations on February 27, 2015, which include recommendations for future Colorado rulemakings or legislation to address, among others, local government collaboration with oil and gas operators, operator registration requirements with local governments and submission of operational information for incorporation into local comprehensive plans, and creation of an oil and gas information clearinghouse. We cannot predict the ultimate outcome of the Task Force’s recommendations.

Additionally, the Colorado Oil and Gas Conservation Act was amended in 2014 to increase the potential sanctions for violating the Act or its implementing regulations, orders, or permits. These amendments increase the maximum penalty per violation per day from $1,000 to $15,000; eliminate a $10,000 maximum penalty for violations that do not result in significant waste of oil and gas resources, damage to correlative rights, or adverse impact to public health, safety, or welfare; require the Colorado Oil and Gas Conservation Commission (“COGCC”) to assess a penalty for each day there is evidence of a violation; and authorize the COGCC to prohibit the issuance of new permits and suspend certificates of clearance for egregious violations resulting from gross negligence or knowing and willful misconduct. In 2015, the COGCC, consistent with the amendments to the Act, amended its regulations governing enforcement and penalties. We cannot predict how such regulatory amendments will ultimately affect the penalties assessed by the COGCC in future enforcement cases involving us.

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

Federal Leases.  For those operations on federal oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies.  In addition, on federal lands in the United States, the Office of Natural Resources Revenue (“ONRR”) prescribes or severely limits the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease.  In particular, ONRR prohibits deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees.  Further, the ONRR has been engaged in a process of promulgating new rules and procedures for determining the value of crude oil produced from federal lands for purposes of calculating royalties owed to the government.  The natural gas and crude oil industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase.  We cannot predict what, if any, effect any new rule will have on our operations.

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

In May 2010, the BLM adopted changes to its oil and gas leasing program that require, among other things, a more detailed environmental review prior to leasing oil and natural gas resources, increased public engagement in the development of master leasing and development plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process.  These changes have increased the amount of time and regulatory costs necessary to obtain oil and gas leases administered by the BLM. In addition, the BLM, on March 20, 2015, issued its final regulations for hydraulic fracturing on federal and tribal lands. The new regulations require, among other things, disclosure of chemicals, annulus pressure monitoring, flow back and produced water management and storage, and more stringent well integrity measures associated with hydraulic fracturing operations on public land. The new regulations become effective on June 24, 2015. BLM has also announced its intention to conduct a separate rulemaking to address venting and flaring of natural gas from oil and gas operations on public land. These hydraulic fracturing-related rulemakings may adversely affect our operations conducted on federal lands.

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

Employees

As of December 31, 2014, we had three full-time employees and no part-time employees.  Subsequent to year end, we added two employees, including Kevin Nanke as Chief Financial Officer and Ariella Fuchs as General Counsel. For the foreseeable future, we intend to only add additional personnel as our operational requirements grow.  In the interim, we plan to continue to leverage the use of independent consultants and contractors to provide various professional services, including land, legal, engineering, geology, environmental and tax services.  We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

Executive Officers of the Company

Our executive officers of the Company at the time of this filing are as follows:

Name	Age	Office (1)	First Elected to Present Office
Abraham “Avi” Mirman	45	Chief Executive Officer (2)	April 21, 2014
Kevin Nanke	50	Executive Vice President and Chief Financial Officer (3)	March 6, 2015
Eric Ulwelling	36	Principal Accounting Officer and Controller (4)	February 1, 2012
Ariella Fuchs	33	General Counsel (5)	March 16, 2015

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors (the “Board”), which follows the annual meeting of stockholders.

(2)	Mr. Mirman currently serves as our Chief Executive Officer, and has held that position since April 21, 2014. Prior to being appointed to his current position of Chief Executive Officer, Mr. Mirman served as our President beginning in September 2013. Mr. Mirman served as the Managing Director, Investment Banking at TR Winston from April 2013 until September 2014. Between 2012 and February 2013, he served as Head of Investment Banking at John Thomas Financial, and between 2011 and 2012, he served as Head of Investment Banking at BMA Securities. Between 2006 and 2011, Mr. Mirman served as Chairman of the Board of Cresta Capital Strategies LLC. Mr. Mirman has extensive experience in financial and securities matters, including in obtaining financing for and providing financial advisory services to micro-cap public companies, including oil and gas and other energy companies. Mr. Mirman graduated from the State University of New York at Buffalo with a B.S. in Political Science.

(3)	On March 6, 2015, the Board appointed Kevin Nanke to the position of Executive Vice President and Chief Financial Officer, effective immediately. Mr. Nanke, age 50, served as the President of KN Consulting, Inc., a consulting firm focused on the energy, real estate and restaurant industries, from 2012 to 2015. Previously, Mr. Nanke served as the Treasurer and Chief Financial Officer of Delta Petroleum Corporation (“Delta”) from 1999 to 2012, and as its Controller from 1995 to 1999. At the same time, Mr. Nanke served as Treasurer and Chief Financial Officer of Amber Resources, an exploration and production (“E&P”) subsidiary of Delta, and as Treasurer, Chief Financial Officer and Director of DHS Drilling Company, a drilling company that was 50% owned by Delta. Prior to joining Delta, Mr. Nanke was employed by KPMG LLP, a global audit, tax and advisory firm. Mr. Nanke received a Bachelor of Arts degree in Accounting from the University of Northern Iowa in 1989 and is a Certified Public Accountant (inactive).

(4)	Eric Ulwelling, who served as our Chief Financial Officer prior to the appointment of Mr. Nanke, ceased to serve in that role but continues on to serve as our’s Principal Accounting Officer and Controller. Mr. Ulwelling was appointed by the Board to the position of Chief Financial Officer in October 2014. Mr. Ulwelling joined us in 2012, serving as our Controller and Principal Accounting Officer until he was appointed to the position of Acting Chief Financial Officer in May 2014. From 2009-2011, Mr. Ulwelling served as a controller with Applied Natural Gas Fuels, Inc. From 2006 to 2009, he worked as an auditor with Singer Lewak, servicing publicly traded companies, and prior to that worked as an auditor with Pannell Kerr Forster. Mr. Ulwelling received a Bachelor of Science in Accounting from California State University of Fullerton, in 2002.

(5)	Ariella Fuchs was most recently an associate with Baker Botts L.L.P. from April 2013 to February 2015, specializing in securities transactions and corporate governance. Prior to joining Baker Botts L.L.P, she served as an associate at White & Case LLP and Dewey and LeBoeuf LLP from January 2010 to March 2013 in their mergers and acquisitions groups. Ms. Fuchs received a J.D. degree from New York Law School and a B.A. degree in Political Science from Tufts University.

Available Information

Our executive offices are located at 216 16th Street, Suite 1350, Denver, Colorado 80202, and our telephone number is (303) 893-9000. Our web site is www.lilisenergy.com. Additional information that may be obtained through our web site does not constitute part of this annual report on Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at our website. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Risks Related to Our Company

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness. As of December 31, 2014, our total outstanding debt under our convertible debentures equaled $6.84 million. We currently have a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million. We also have a $2.0 million mandatory redeemable preferred stock currently valued at $1.69 million. While transactions in 2014 have significantly reduced our debt, our degree of leverage could have important consequences, including the following:

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

Our inability to access additional capital in significant amounts as needed, may result in our inability to develop our current prospects and properties, cause us to forfeit our interest in certain prospects and inhibit our ability to develop our business. We plan to seek to obtain additional capital through the sale of our equity or debt securities, the successful deployment of our cash on hand, bank lines of credit, joint ventures, and project financing. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be commercially reasonable. Currently, a significant portion of our revenue after field level operating expenses is required to be paid to our lenders as debt service. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop our current prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, our stock price could be materially adversely affected.

We have historically incurred losses and cannot assure investors as to future profitability. We have historically incurred losses from operations during our history in the oil and natural gas business.  We had a cumulative deficit of approximately $147.82 million and $115.53 million as of December 31, 2014 and 2013, respectively.  Many of our properties are in the exploration stage, and to date we have established a limited volume of proved reserves on our properties.  Our ability to be profitable in the future will depend on successfully addressing our near-term capital need to refinance our term loan indebtedness and fund our 2015 capital budget, and implementing our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control.  Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

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

We have limited management and staff and will be dependent upon partnering arrangements. We had three employees at the end of December 31, 2014.  Subsequent to year end, we hired Kevin Nanke as our Chief Financial Officer and Ariella Fuchs as our General Counsel. We leverage the services of independent consultants and contractors to perform various professional services, including engineering, oil and gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

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

The loss of our Chief Executive Officer or Chief Financial Officer could adversely affect us. We are dependent on the experience of our executive officers to guide the implementation of our operational objectives and growth strategy.  The loss of the services of any of these individuals could have a negative impact on our operations and our ability to implement our strategy. Our executive employment contracts include long term incentives to retain key personnel but retention of personnel is not guaranteed.

Our disclosure controls and procedures and internal controls over financial reporting may not detect errors or potential acts of fraud. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedure and internal controls will prevent all possible errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls are evaluated relative to their costs. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part upon the likelihood of future events, and there can be no assurance that any design will succeed in achieving its intended goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with its policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur without detection.

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

In addition to acquiring producing properties, we expect to also attempt to grow our business through the acquisition and development of exploratory oil and gas prospects, which is the riskiest method of establishing oil and gas reserves.  In addition to acquiring producing properties, we expect to acquire, drill and develop exploratory oil and gas prospects that may or may not be profitable to produce.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial, technical and operational risk.  The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded due to subsurface uncertainties and can increase significantly when market drilling costs rise.  Drilling may be unsuccessful for many reasons, including unexpected geological issues, poor reservoir quality, title problems, weather, cost overruns, equipment shortages, and operational/mechanical difficulties.  Moreover, the successful drilling or completion of an exploratory oil or gas well does not ensure a profit on investment.  Exploratory wells bear a much greater investment and operational risk than development wells.  We cannot assure you that our exploration, exploitation and development activities will result in profitable operations.  If we are unable to successfully identify, acquire and develop commercial, exploratory oil and gas prospects, our results of operations, financial condition and stock price may be materially adversely affected

If oil or natural gas prices decrease or exploration and development efforts are unsuccessful, wells in progress are deemed unsuccessful, or major tracts of undeveloped acreage expire, or other similar adverse events occur, we may be required to write-down the carrying value of our developed properties. We use the full cost method of accounting whereby all costs related to the acquisition and development of oil and natural gas properties are capitalized into a single cost center referred to as a full cost pool.  These costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling wells, completing productive wells, or plugging and abandoning non-productive wells, costs related to expired leases, or leases underlying  producing and non-producing wells, and overhead charges directly related to acquisition and exploration activities.  Under the full cost method of accounting, capitalized oil and natural gas property that comprise the full cost pool, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves.  This ceiling test is performed at least quarterly.  Should the capitalized costs of the full cost pool exceed this ceiling, we would recognize impairment expense.  During the year ended December 31, 2014, we did not recognize an impairment charge.  Future write-downs could occur for numerous reasons, including, but not limited to reductions in oil and gas prices that lower the estimate of future net revenues from proved oil and natural gas reserves, revisions to reserve estimates, or from the addition of non-productive capitalized costs to the full cost pool that do not result in corresponding increase in oil and gas reserves.  Impairments of undeveloped acreage and plugging and abandonment of wells in progress are other areas where costs may be capitalized into the full cost pool, without any corresponding increase in reserve values; as such, these situations could result in future additional impairment expenses.

If commodity prices stay at current early 2015 levels or decline further, we will incur full cost ceiling impairments in future quarters. Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of lower quarter-over-quarter prices in 2015 compared to 2014 is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges would not affect cash flow from operating activities, but would adversely affect our net income and stockholders’ equity.

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

As of December 31, 2014, we had no hedging agreements in place.

Our large inventory of undeveloped acreage and large percentage of undeveloped proved reserves may create additional economic risk.  Our success is largely dependent upon our ability to develop our large inventory of future drilling locations, undeveloped acreage and undeveloped reserves. As of December 31, 2014, approximately 95% of our total proved reserves and 88% of our total acreage were undeveloped.  To the extent our drilling results are not as successful as we anticipate, natural gas and oil prices decline, or sufficient funds are not available to drill these locations and reserves, we may not capture the expected or projected value of these properties. As previously disclosed, 49,000 of our 57,000 undeveloped acres are subject to lease expirations in 2015. We are currently evaluating the 2015 lease expirations to determine if this acreage is a focus for future development. If determined to be a focus for future development, we plan to re-lease if available. If not a focus, we plan to let the acreage expire. In addition, delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the economic PV-10 value of and delay cash flow from our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.

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

The actual quantities and present value of our proved reserves may be lower than we have estimated. In addition, the present value of future net cash flow from our proved reserves will not necessarily be the same as the current market value of our estimated proved oil and natural gas reserves. This annual report contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves contained in our filings with the SEC. The reserve estimate included in this annual report was prepared by our current reserve engineer consultant, reviewed by our Chief Financial Officer and Principal Accounting Officer/Controller and audited by RE Davis. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, cost basis, commodity pricing and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control. You should also not assume that our initial rates of production of our wells are representative of future overall production from other wells or over the life of the wells, or that early results suggesting lack of reservoir continuity will prove to be accurate.

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

All of our producing properties and operations are located in the DJ Basin region, making us vulnerable to risks associated with operating in one major geographic area.  All of our estimated proved reserves at December 31, 2014, and all of our 2014 and 2013 sales were generated in the DJ Basin in southeastern Wyoming, northeastern Colorado and southwestern Nebraska.  Although the area is a well-established oilfield infrastructure, as a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area.  In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the DJ Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions.  Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties.  Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

Our experience with horizontal well applications utilizing the latest drilling and completion techniques specifically in the Niobrara and/or Codell formations is limited; however, we contract local experts in the area to design, plan and conduct our drilling and completion operations.  Ultimately, the success of these drilling and completion techniques can only be developed over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, and/or natural gas and oil prices decline, the return on our investment in these areas may not be as attractive as we anticipate and we could incur material write-downs of undeveloped properties and the value of our undeveloped acreage could decline in the future.

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

Covenants in our Credit Agreement impose significant restrictions and requirements on us.  Our Credit Agreement contains a number of covenants imposing significant restrictions on us, including the maximum monthly payment requirement, restrictions on our repurchase of, and payment of dividends on, our capital stock and limitations on our ability to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets and create liens on our assets. These restrictions may affect our ability to operate our business, to take advantage of potential business opportunities as they arise and, in turn, may materially and adversely affect our business, financial conditions and results of operations.

We could be required to pay liquidated damages to some of our investors due to our failure to maintain the effectiveness of a prior registration statement.  We could accrue liquidated damages under registration rights agreements covering a significant amount of shares of Common Stock if our investors declare a default, due to our failure to maintain the effectiveness of a prior registration statement as required in the agreements.  In such case, we would be required to pay monthly liquidated damages. If we do not make a monthly payment within seven days after the date payable, we are required to pay interest at an annual rate of 18% on the unpaid amount. If our investors declare a default under the registration rights agreement and accrue liquidated damages, we could be required to either raise additional outside funds through financing or curtail operations.

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

Failure to adequately protect critical data and technology systems could materially affect our operations. Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer, employee or our information, or damage to our reputation. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Prospects in which we decide to participate may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return.  A prospect is a property in which we own an interest and contains what we believe, based on available reservoir, seismic and/or geological information, to be indications of commercial oil or natural gas.  Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional technical assessment, data acquisition and/or seismic data processing and interpretation.  There is no definitive method to predict in advance of drilling and testing and wider-scale development whether any particular prospect will yield oil or natural gas in sufficient quantities to be economically viable.  The use of reservoir, geologic and seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities.  We cannot assure you that the analysis we perform using data from other wells, more fully explored prospects or producing fields will be useful in predicting the characteristics and potential reserves associated with our drilling prospects.

Our reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. The process of estimating oil and natural gas reserves is complex.  It requires interpretations of available technical data and many assumptions, including assumptions ranging from subsurface parameters to economic/market factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of reserves shown in these reports.

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

We may face difficulties in securing and operating under authorizations and permits to drill, complete or operate our wells. The recent growth in oil and gas exploration in the United States has drawn intense scrutiny from environmental and community interest groups, regulatory agencies and other governmental entities. As a result, we may face significant opposition to, or increased regulation of, our operations that may make it difficult or impossible to obtain permits and other needed authorizations to drill, complete or operate, result in operational delays, or otherwise make oil and gas exploration more costly or difficult than in other countries.

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

EPA is also considering direct regulation of methane emissions from oil and gas facilities. On January 14, 2015, the White House and EPA indicated that they plan to amend 40 C.F.R Part 60, Subpart OOOO (Subpart OOOO) standards to achieve additional methane and volatile organic compound reductions from the oil and natural gas industry. These potential amendments to Subpart OOOO could result in additional regulatory requirements and standards for completions of hydraulically fractured oil wells, pneumatic pumps, and leaks from new and modified oil and gas exploration, production, and gathering facilities. A proposed rule is expected in 2015, with a final rule expected in 2016.

In June 2014, the United States Supreme Court’s holding in Utility Air Regulatory Group v. EPA upheld a portion of EPA’s GHG stationary source permitting program, but also invalidated a portion of it. The Court held that stationary sources already subject to the Prevention of Significant Deterioration (“PSD”) or Title V permitting programs for non-GHG criteria pollutants remain subject to GHG Best Available Control Technology (“BACT”) and major source permitting requirements, but ruled that sources cannot be subject to the PSD or Title V major source permitting programs based solely on GHG emission levels. Upon remand, EPA is considering how to implement the Court’s decision. The Court’s holding does not prevent states from considering and adopting state-only major source permitting requirements based solely on GHG emission levels.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production by providing and linking up induced flow paths for the oil and/or gas contained in the rocks.  We routinely use hydraulic fracturing techniques in many of our drilling and completion programs.  The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the federal Safe Drinking Water Act.  In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process.  Under the proposed legislation, this information would be available to the public via the internet, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.   As discussed above, the BLM, on March 20, 2015, issued its final regulations for hydraulic fracturing on federal and tribal lands. The new regulations require, among other things, disclosure of chemicals, annulus pressure monitoring, flow back and produced water management and storage, and more stringent well integrity measures associated with hydraulic fracturing operations on public land. The new regulations become effective on June 24, 2015. In addition, EPA intends to propose regulations in 2015 under the federal Clean Water Act to develop standards for wastewater discharges from hydraulic fracturing and other natural gas production activities. At the state level, some states have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities.  Some counties in Colorado, for instance, have amended their land use regulations to impose new requirements on oil and gas development, while other local governments have entered memoranda of agreement with oil and gas producers to accomplish the same objective. Beyond that, in 2012, Longmont, Colorado prohibited the use of hydraulic fracturing. The oil and gas industry filed a lawsuit challenging that ban in court. The industry prevailed on summary judgment against Longmont and the environmental intervenors. That decision is currently on appeal. In November 2013, four other Colorado cities and counties passed voter initiatives either placing a moratorium on hydraulic fracturing or banning new oil and gas development. These initiatives too are the subject of pending legal challenge or appeal. While these initiatives cover areas with little recent or ongoing oil and gas development, they could lead opponents of hydraulic fracturing to push for statewide referendums, especially in Colorado. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices and a committee of the U.S. House of Representatives has conducted an investigation of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with draft results expected by 2015.. These ongoing studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

EPA has also issued an advance notice of proposed rulemaking and initiated a public participation process under the Toxic Substances Control Act (“TSCA”) to seek comment on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and the mechanisms for obtaining this information. Additionally, on January 7, 2015, several national environmental advocacy groups filed a lawsuit requesting that EPA add the oil and gas extraction industry to the list of industries required to report releases of certain “toxic chemicals” under the Emergency Planning and Community Right-to-Know Act’s (“EPCRA”) Toxics Release Inventory (“TRI”) program.

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

Sales of a substantial number of shares of our Common Stock, or the perception that such sales might occur, could have an adverse effect on the price of our Common Stock. As of December 31, 2014, six investors each hold more than 5% beneficial ownership of our Common Stock, and together, hold beneficial ownership of approximately 75% of our Common Stock. Thus, any sales by our large investors of a substantial number of shares of our Common Stock into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our Common Stock.

We may issue shares of preferred stock with greater rights than our Common Stock. Our articles of incorporation authorize our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our Common Stock, in terms of dividends, liquidation rights and voting rights. We currently have two series of preferred stock issued and outstanding, both of which provide its holders with a liquidation preference and prohibit the payment of dividends on junior securities, including our Common Stock, amongst other preferences and rights.

There may be future dilution of our Common Stock. If we sell additional equity or convertible debt securities, such sales could result in increased dilution to our existing stockholders and cause the price of our outstanding securities to decline. To the extent outstanding warrants or options to purchase Common Stock under our employee and director stock option plans are exercised, the price vesting triggers under the performance shares granted to our executive officers are satisfied, or additional shares of restricted stock are issued to our employees, holders of our Common Stock will experience dilution.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 3.	Legal Proceedings

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

Lilis Energy, Inc. v. Great Western Operating Company LLC, Eighth Judicial District Court for Clark County, Nevada, Case No. A-15-714879-B. On March 6, 2015, the Company filed a lawsuit against the operator.  The dispute relates to the Company’s interest in certain producing wells and the well operator’s assertion that the Company’s interest was reduced and/or eliminated as a result of a default or a farm-out agreement. Underlying the dispute is the JOA which provides the parties with various rights and obligations. In its complaint, the Company seeks monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA. The operator has not yet responded to the complaint.

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

The following table shows the high and low reported sales prices of our Common Stock for the periods indicated.

	High	Low
	2014

Fourth Quarter	$2.20	$0.62
Third Quarter	$2.48	$1.02
Second Quarter	$3.30	$1.73
First Quarter	$3.58	$2.06

	2013

Fourth Quarter	$2.74	$1.64
Third Quarter	$2.55	$1.42
Second Quarter	$1.88	$1.34
First Quarter	$2.35	$1.52

On April 13, 2015, there were approximately 84 owners of record of our Common Stock.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.  Any future determination to pay cash dividends will be at the discretion of our Board, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

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

Furthermore, the terms of the Debentures provide that at any time when the Debentures remain outstanding, the Company shall not pay cash dividends or distributions on any equity securities of the Company without the consent of holders of at least 67% in principal amount of the then outstanding Debentures.

Restrictions under the Credit Agreement

As discussed above, on January 8, 2015 we entered into the Credit Agreement with Heartland Bank. Pursuant to the Credit Agreement, we’re subject to certain customary working capital restrictions and limitations upon the payment of dividends. For example, we’re prohibited from taking any of the following actions without the prior written consent of Heartland: incurring any debt, other than certain permitted debt as specified in the Credit Agreement; declaring or paying any distributions, including dividends, other than certain permitted distributions specified in the Credit Agreement; making any acquisitions of the stock or equity interests of another person, other than certain permitted equity acquisitions as specified in the Credit Agreement; or making any direct or indirect purchase or other acquisition of stock or other securities of any other person or any other item which would be classified as an “investment” on a balance sheet of such other person, other than certain permitted investments as specified in the Credit Agreement. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 13, 2015.

In addition, the terms of some of our outstanding warrants prohibit or restrict the payment of dividends.

Recent Sales of Unregistered Securities

We have previously disclosed by way of quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during 2014.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included in Part IV of this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Part I “Item 1A. Risk Factors.”

General

Lilis Energy, Inc. (NASDAQ: LLEX) (“we,” “us,” “our,” “Lilis Energy,” “Lilis,” or the “Company”) is a Denver-based upstream independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  We were incorporated in August of 2007 in the State of Nevada as Universal Holdings, Inc.  In October 2009, we changed our name to Recovery Energy, Inc. and in December 2013, we changed our name to Lilis Energy, Inc.

Our current operating activities are focused on the Denver-Julesburg Basin (“DJ Basin”) in Colorado, Wyoming and Nebraska.  Our business strategy is designed to maximize shareholder value by leveraging the knowledge, expertise and experience of our management team and via the future exploration and development of the approximately 65,000 net acres of developed and undeveloped acreage that are currently held by us, primarily in the northern DJ Basin.

Overview of 2014 and Recent Developments

January 2014 Private Placement

On January 22, 2014, we entered into and closed a series of subscription agreements with accredited investors in a private placement transaction, pursuant to which we issued an aggregate of 2,959,125 units, with each unit consisting of (i) one share of our common stock, par value $0.0001 (the “Common Stock”) and (ii) one three-year warrant to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (together, the “Units”), for a purchase price of $2.00 per Unit, for aggregate gross proceeds of $5.92 million (the “January Private Placement”).  In conjunction with the January Private Placement, certain of our current and former officers and directors agreed to purchase an additional $1.425 million of Units subject to receipt of shareholder approval as required by NASDAQ’s continued listing requirements. However, due to attrition of certain parties who entered into those commitments, we do not expect to collect on the full amount. The warrants issued in the private placement were not exercisable for six months following the closing of the January Private Placement.

May 2014 Private Placement

On May 30, 2014, we closed a private placement (the “May Private Placement”) of our Series A 8% Convertible Preferred Stock (“Preferred Stock”) with accredited investors, pursuant to which we issued $7.50 million of Preferred Stock. The Preferred Stock provides for a dividend of 8% per annum, payable quarterly in arrears, which can be paid in cash or in shares of Common Stock if certain conditions are met. Each investor in the Preferred Stock was also granted a three-year warrant to purchase Common Stock equal to 50% of the number of shares that would be issuable upon full conversion of the Preferred Stock at the initial conversion price of $2.89. We have the right to convert the Preferred Stock to Common Stock if the Common Stock is traded at $7.50 per share for ten consecutive trading days and the underlying shares of Common Stock are registered for resale. T.R. Winston & Company, LLC (“TR Winston”) was the placement agent for the transaction and was paid a fee equal to 8% of the proceeds plus an additional 1% of the proceeds plus $25,000 in expenses. Of the $600,000 fee, the placement agent paid $94,150 in commissions to selected dealers and invested $454,000, or 76%, in the May Private Placement for its own account. The Company used $5.0 million of the proceeds of the May Private Placement to make the first cash payment in connection with the Hexagon settlement (discussed below), and used the remaining proceeds to fund its oil and gas development projects and for general administrative expenses.

On June 6, 2014, TR Winston executed a commitment to purchase or affect the purchase by third parties of an additional $15 million in Preferred Stock, to be consummated within ninety days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed to purchase or affect the purchase by third parties of an additional $7.5 million in Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment.

Debenture Conversion and Extension

On January 31, 2014, we entered into a Debenture Conversion Agreement (the “Conversion Agreement”), with all of the holders of our 8% Senior Secured Convertible Debentures (the “Debentures”). Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures then outstanding immediately converted to Common Stock at a price of $2.00 per share of Common Stock. The balance of the Debentures may be converted to Common Stock at the election of its holders, subject to receipt of shareholder approval as required by the NASDAQ continued listing requirements. As additional inducement for the conversions, we issued to the converting Debenture holders warrants to purchase one share of Common Stock, at an exercise price equal to $2.50 per share, for each share of Common Stock issued upon conversion of the Debentures.

At December 31, 2014, we had $6.84 million, net, outstanding under our Debentures. The Debentures (as previously amended) were to mature on January 15, 2015; however, in connection with our entry into the Credit Agreement (discussed below) in January 2015, as of the date of the report, we have entered into an extension agreement with the holders of the Debentures, which extends the maturity date until January 8, 2018. The maturity date now coincides with the maturity date of the Credit Agreement (discussed below).

Hexagon Settlement

On September 2, 2014, we entered into an agreement with Hexagon, LLC (the “Final Settlement Agreement”) to settle all amounts payable by us pursuant to existing credit agreements with Hexagon, LLC (“Hexagon”) that were secured by mortgages against several of our oil and gas properties (the “Hexagon Collateral”). Pursuant to the Final Settlement Agreement, in exchange for full extinguishment of all amounts payable ($15.1 million in principal and interest) pursuant to the credit agreements and related promissory notes, we agreed to assign to Hexagon all of the Hexagon Collateral, and issued to Hexagon $2.0 million in a new series of 6% Redeemable Preferred Stock. The Final Settlement Agreement also prohibits Hexagon from selling or otherwise disposing of any shares of Common Stock held by Hexagon until February 29, 2016. In addition, pursuant to the Final Settlement Agreement, Hexagon and us each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or may have, including claims relating to the credit agreements.

Heartland Bank Credit Agreement

On January 8, 2015, we entered into a credit agreement with Heartland Bank (the “Credit Agreement”) which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of us, subject to certain conditions, pursuant to an accordion advance provision in the Credit Agreement. The availability of additional funds is subject to the discretion of the lenders, and is generally based on the value of our proved developed producing (“PDP”) and proved undeveloped (“PUD”) reserves. We intend to use proceeds borrowed under the Credit Agreement to fund producing property acquisitions in North America, drill wells in the core of our lease positions and to fund working capital. Some of the proceeds from the initial borrowing under the Heartland Bank loan were applied to the payment and servicing of our term debt and working capital and participating in working interests in the Wattenberg area.

Financial Condition and Liquidity

Information about our year-end financial position is presented in the following table (in thousands):

	Year ended December 31,
	2014	2013
		(Restated)
Financial Position Summary
Cash and cash equivalents	$510	$165
Working capital (deficit)	$(6,560)	$(12,696)
Balance outstanding on convertible debentures payable and term loan	$6,840	$33,499
Shareholders’ equity	$14,067	$5,924

As of December 31, 2014, we had a negative working capital balance and a cash balance of approximately $6.56 million and $510,000, respectively. Also as of December 31, 2014, we had $6.84 million, net, outstanding under the Debentures. The Debentures (as previously amended) were to mature on January 15, 2015; however, in connection with our entry into the Credit Agreement in January 2015 the Company has entered into an extension agreement with each of the Debenture holders, which extends the maturity date until January 8, 2018. The maturity date now coincides with the maturity date of the Credit Agreement and the Debentures were classified as a long-term liability as of December 31, 2014. Additionally, we had $5.73 million of accrued drilling activity that is currently in dispute. The Company will either pay the accrued costs and start receiving associated oil and gas revenue or not owe this obligation.

We will require additional capital to satisfy our obligations, to fund our current/future drilling commitments, as well as our acquisition and capital budget plans; to help fund our ongoing overhead; and to provide additional capital to generally improve our negative working capital position. We anticipate that such additional funding will be provided by a combination of capital raising activities, including borrowing transactions, the sale of additional debt and/or equity securities, and the sale of certain assets and by the development of certain of our undeveloped properties via arrangements with joint venture partners. If we’re not successful in obtaining sufficient cash to fund the aforementioned capital requirements, we will be required to curtail our expenditures, and may be required to restructure our operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of our operations, including deferring all or portions of our capital budget. There is no assurance that any such funding will be available to us on acceptable terms, if at all.

Cash Flows

Cash used in operating activities during the year ended December 31, 2014 was $7.31 million. Cash used in operating activities coupled with the $507,000 used in investing activities offset by the $8.16 million provided by financing activities, resulted in an increase in cash of $344,000 during the year.

The following table compares cash flow items during the year ended December 31, 2014 to December 31, 2013 (in thousands):

	Year ended December 31,
	2014	2013
		(Restated)
Cash provided by (used in):
Operating activities	$(7,306)	$(1,218)
Investing activities	(507)	(1,204)
Financing activities	8,157	1,617
Net change in cash	$344	$(805)

During the year ended December 31, 2014, net cash used in operating activities was $7.31 million, compared to $1.22 million during the year ended December 31, 2013, an increase of cash used in operating activities of $6.09 million, or 499%.  The primary changes in operating cash during the year ended December 31, 2014 was from a reduction of oil and gas revenues and operating fees of $1.67 million which was offset by a decrease in operating expenses of $257,000 for a net decrease in operating income of $1.41 million, $1.00 million in placement fees paid to TR Winston which was ultimately paid to Mr. Mirman.  Additionally, we had increased salaries of $475,000, paid $343,000 for the due diligence of a potential acquisition which did not take place, $250,000 for additional investment banking firms, $650,000 in additional legal fees and approximately $670,000 of other professional fees for acquisitions and additional support during the year.

During the year ended December 31, 2014, net cash used in investing activities was $507,000, compared to net cash used in investing activity of $1.2 million during the year ended December 31, 2013, a decrease of cash used in investing activities of $693,000, or 58%. During 2014, we invested $305,000 to obtain certain undeveloped leases and $190,000 on well development and equipment. During 2013, we invested $1.40 million of cost associated with acquisition of undeveloped leaseholds and development of assets throughout Wattenberg and the Silo field offset by an increase in cash of $640,000 related to our sale of oil and gas properties.

During the year ended December 31, 2014, net cash provided by financing activities was $8.16 million, compared to net cash provided by financing activities of $1.62 million during the year ended December 31, 2013, an increase of $6.54 million, or 403%. In 2014, we received cash proceeds from two private placements. We issued common stock and warrants in January 2014 for $5.24 million and issued Series A Preferred Stock in May 2014 for $6.79 million, offset by cash repayment of debt of $3.71 million, and a payment of dividends of 162,000. In 2013, we issued additional convertible debt of $2.18 million offset by cash repayment of debt of $562,000.

Capital Resources and Budget

We anticipate a capital budget of up to $50.0 million for 2015. The budget is allocated toward the acquisition of properties and companies in North America and to develop two wells focused on unconventional reservoirs located in the Wattenberg field within the DJ Basin that will apply horizontal drilling in the Niobrara shale and Codell formations.

The entire capital budget is subject to the securing additional capital through equity placement, utilizing the Credit Agreement from Heartland Bank and additional debt instruments and funds contemplated by the Credit Agreement to acquire production in North America. Some of the proceeds from the initial borrowing under the Credit Agreement were applied to the payment and servicing of our term debt and working capital and participating in working interests in the Wattenberg area.

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

As of December 31, 2014 and December 31, 2013, we had $6.04 million and $1.15 million of wells in progress, respectively. Wells in progress are related to certain wells in our core development program within the Northern Wattenberg field. We capitalized and accrued approximately $5.73 million of costs through December 31, 2014 associated with these wells, which are currently in dispute.

The dispute relates to our ownership in certain wells being reduced and or eliminated from a possible farm-out.  The operator of the producing wells claims we entered into a farm-out which will reduce our ownership in the wells. Per the terms of the JOA, if we do not generate enough capital from equity or debt raises, then we may be placed in non-pay status with the operator per a Notice of Default. Should this occur, after thirty days without cure, the operator may forward us a Notice of Non-Consent and a penalty of up to 300% may be imposed in order to buy-back working interest in the newly drilled wells.

On March 6, 2015, we filed a lawsuit against the operator.  In our complaint, we seek monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA between us and the operator for tortious actions against us.

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following table compares operating data for the fiscal year ended December 31, 2014 to December 31, 2013:

	Year Ended December 31,
	2014	2013
		(Restated)
Revenue:
Oil sales	$2,581,689	$4,312,325
Gas sales	364,732	340,609
Operating fees	182,773	148,474
Realized gain (loss) on commodity price derivatives	11,143	(17,572)
Unrealized gain on commodity price derivatives	-	2,475
Total revenues	3,140,337	4,786,311

Costs and expenses:
Production costs	954,347	1,217,853
Production taxes	269,823	263,437
General and administrative	10,325,842	4,965,279
Depreciation, depletion and amortization	1,337,662	2,388,871
Total costs and expenses	12,887,675	8,835,440

Loss from operations before conveyance	(9,747,338)	(4,049,129)
Loss on conveyance of oil and gas properties	(2,269,760)	-
Loss from operations	(12,017,098)	(4,049,129)

Other income (expenses):
Other income	32,444	11,062
Inducement expense	(6,661,275)	-
Convertible notes conversion derivative gain (loss)	(5,526,945)	163,935
Bristol price protection derivative loss	571,228	-
Interest expense	(4,837,025)	(6,136,842)
Net Loss	$(28,438,671)	$(10,010,974)

Total revenues

Total revenues were $3.14 million for the year ended December 31, 2014, compared to $4.79 million for the year ended December 31, 2013, a decrease of $1.65 million, or 34%. The decrease in revenues was primarily due to the reduction in oil and gas revenue associated with 32,000 acres and 17 operated wells we conveyed to Hexagon pursuant to the Final Settlement Agreement, discussed above.

During the year ended December 31, 2014 and 2013, production amounts were 46,500 and 62,512 BOE, respectively, a decrease of 16,012 BOE, or 26%. In addition to the conveyance, production declined due to significant downtime on unsuccessful workovers. The differential between the price per BOE received by us and the NYMEX crude price averaged $13.55 for 2014 compared to $7.64 for 2013, an increase of 77% due to the excess supply of oil in the area.

The following table shows a comparison of production volumes and average prices:

	For the Year Ended December 31,
	2014	2013
Product
Oil (Bbl.)	33,508	51,705
Oil (Bbls)-average price (1)	$77.05	$83.40

Natural Gas (MCF)-volume	77,954	64,845
Natural Gas (MCF)-average price (2)	$4.68	$5.25

Barrels of oil equivalent (BOE)	46,500	62,512
Average daily net production (BOE)	127	171
Average Price per BOE (1)	$63.36	$74.43

(1)	Does not include the realized price effects of hedges
(2)	Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Production costs per BOE	20.52	19.48
Production taxes per BOE	5.80	4.21
Depreciation, depletion, and amortization per BOE	28.76	38.21
Total operating costs per BOE (1)	$55.08	$61.90
Gross margin per BOE (1)	$8.28	$12.53
Gross margin percentage	13%	17%

(1)	Does not include the loss on conveyance

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

As of December 31, 2014, we did not maintain any active commodity swaps.

During 2014, we held one commodity swap which matured on January 31, 2014. Commodity price derivative realized gains were $11,000 for the year ended December 31, 2014, compared to a realized loss of $18,000 during the year ended December 31, 2013.  Commodity price derivative unrealized gains was $2,000 for the year ended December 31, 2013.

Production costs

Production costs were $954,000 during the year ended December 31, 2014, compared to $1.22 million for the year ended December 31, 2013, a decrease of $266,000, or 22%. Decrease in production costs in 2014 was from a decrease in operated wells related to the Hexagon conveyance of properties described above. Production costs per BOE increased to $20.52 for the year ended December 31, 2014 from $19.48 in 2013, an increase of $1.04 per BOE, or 5%, primarily as a result of increased volumes of BOE in 2014 and high well work frequency. During the first nine months of 2014, work-over rigs had limited availability due to high industry activity within our operating area and the fact that we performed an in-depth analysis of production and started to reduce the amount of on-time that the wells pumped.  As a result, we had idled wells for regular scheduled well maintenance or other repairs.

Production taxes

Production taxes were $270,000 for the year ended December 31, 2014, compared to $263,000 for the year ended December 31, 2013, an increase of $7,000, or 2%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE increased to $5.80 during the year ended December 31, 2014 from $4.21 in 2013, an increase of $1.59 or 38%. The increase in production tax is a result of the change in product mix by state. We produced more oil and natural gas from higher taxed states and counties in 2014 compared to 2013.

General and administrative

General and administrative expenses were $10.33 million during the year ended December 31, 2014, compared to $4.97 million during the year ended December 31, 2013, an increase of $5.36 million, or 108%.  Non-cash general and administrative items for the year ended December 31, 2014 were $4.43 million compared to $1.73 million during the year ended December 31, 2013, an increase of $2.70 million, or 156%.  The increase in non-cash general and administrative expenses was due to an increase of $686,000 in fees associated with completing the January Private Placement; increased stock based compensation of $754,000 for compensation to employees, directors, consultants compared to prior year, $965,000 Bristol warrant liability (described below) and increase in reserve for bad debt of $30,000. Cash general and administrative expenses were $5.90 million during the year ended December 31, 2014, compared to $1.83 million during the year ended December 31, 2013, an increase of $4.07 million, or 222%.  The increase in cash general and administrative expenses was largely due to a $1.00 million in placement fees paid to TR Winston which was ultimately paid to Mr. Mirman. In connection with the appointment of Mr. Mirman, Chief Executive Officer, the Company and TR Winston amended the investment banking agreement in place between the Company an TR Winston at that time to provide that, upon the receipt by the Company of gross cash proceeds or drawing availability of at least $30 million, measured on a cumulative basis and including certain restructuring transactions, subject to the Company’s continued employment of Mr. Mirman, TR Winston would receive from the Company a lump sum payment of $1 million. Mr. Mirman’s compensation arrangements with TR Winston provided that upon TR Winston’s receipt from the Company of the lump sum payment, TR Winston would make a payment of $1 million to Mr. Mirman. The Board determined in September 2014 that the criteria for the lump sum payment had been met.  Additionally, the Company had increased salaries of $475,000, paid $343,000 for the due diligence of a potential acquisition which did not take place, $250,000 for additional investment banking firms, $650,000 in additional legal fees and approximately $670,000 of other professional fees for acquisitions and additional support during the year.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $1.34 million during the year ended December 31, 2014, compared to $2.39 million during the year ended December 31, 2013, a decrease of $1.05 million, or 44%.  Decrease in depreciation, depletion, and amortization was from (i) a decrease in production amounts in 2014 from 2013, (ii) an decrease in the depletion base for the depletion calculation due to the conveyance of property, and (iii) a decrease in the depletion rate.  During the year ended December 31, 2014 and 2013, production amounts were 46,500 and 62,512 BOE, respectively, a decrease of 16,012 BOE, or 26%.

Inducement expense

In January 2014, the Company incurred an inducement expense of $6.66 million. The Company entered into the Conversion Agreement with all of the holders of our Debentures.  Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures then outstanding converted to Common Stock at a price of $2.00 per common share.  As inducement, the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. The Company used the Lattice model to value the warrants, utilizing a volatility of 65%, and a life of 3 years and arrived at a fair value of $6.66 million for the Warrants.

Loss on conveyance of oil and gas properties

On September 2, 2014, we entered into the Final Settlement Agreement to settle all amounts payable by the Company pursuant to existing credit agreements with Hexagon (described above). The transaction was accounted for under the full cost method of accounting for oil and natural gas operations. Under the full cost method, sales or abandonments of oil and natural gas properties, whether or not being amortized, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. The transfer to Hexagon represents greater than 25 percent of the Company’s proved reserves of oil and gas attributable to the full cost pool and thus we incurred a loss on the conveyance. Following this methodology, the following table represents an allocation of the transaction.

Payment of debt and accrued interest payable	$15,063,289
Add: disposition of asset retirement obligations	973,132
Total disposition of liabilities	$16,036,421

Proved oil and natural gas properties	$32,574,603
Accumulated depletion	(22,148,686)
Unproved oil and natural gas properties	6,194,162
Redeemable Preferred Stock at fair value	1,686,102
Total conveyance of assets and preferred stock	18,306,181
Loss on conveyance	$(2,269,760)

Impairment of developed properties

During the year ended December 31, 2014 and 2013, the Company did not impair any of its evaluated properties.

If commodity prices stay at current early 2015 levels or decline further, we will incur full cost ceiling impairments in future quarters. Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of lower quarter-over-quarter prices in 2015 compared to 2014 is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges would not affect cash flow from operating activities, but would adversely affect our net income and stockholders’ equity.

Interest Expense

For the years ended December 31, 2014 and 2013, the Company incurred interest expense of approximately $4.84 million and $6.14 million, respectively, of which approximately $2.42 million and $1.68 million is classified as non-cash interest expense, respectively. The details of the non-cash interest expense for the year ended December 31, 2014 are as follows: (i) Hexagon non-payment penalty of $1 million (ii) amortization of the deferred financing costs of $235,000, (iii) accretion of the convertible debentures payable discount of $849,000, (iv) Common Stock issued for interest of $1.19 million, (v) accrued interest to convertible debenture of $7,000, and (vi) amortization of forbearance fees of $250,000. The details of the non-cash interest expense for the year ended December 31, 2013 are as follows: (i) amortization of the deferred financing costs of $680,000, (ii) accretion of the convertible debentures payable discount of $2.14 million, (iii) common stock issued for interest of $1.17 million and (iv) accrued interest of convertible debentures of $160,000. Cash interest for 2014 was $1.09 million compared to $2.09 million in 2013.

Change in Bristol warrant liability

During 2014, we entered into a consulting agreement with Bristol. As a part of the agreement, we issued 1 million warrants/options with an exercise price of $2.00 a share. The warrant/ option will automatically ratchet down to its new price if we issue securities under another consulting agreement with a lower exercise price. The change in fair value of this warrant provision was $571,000 for the year ended December 31. 2014.

Change in derivative liability of convertible debentures

For the years ended December 31, 2014 and 2013, we incurred a change in the fair value of the derivative liability related to the convertible debentures of approximately $5.53 million and ($164,000) respectively. During the year ended December 31, 2014, we reduced the conversion price from $4.25 to $2.00, consistent with the January Private Placement. The conversion resulted in a reduction of the convertible debenture liability by $5.69 million and an increase in additional paid in capital.

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

Our most significant financial estimates are associated with our estimated proved oil and gas reserves, assessments of impairment imbedded in the carrying value of undeveloped acreage and proven properties, as well as the valuation of Common Stock, options and warrants, and estimated derivative liabilities.

Oil and Natural Gas Reserves

We follow the full cost method of accounting.  All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool.  Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, impairment would be recognized.  Under the SEC rules, we prepared our oil and gas reserve estimates as of December 31, 2014, using the average, first-day-of-the-month price during the 12-month period ended December 31, 2014.

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

We believe estimated reserve quantities and the related estimates of future net cash flows are among the most important estimates made by an exploration and production company such as ours because they affect the perceived value of our company, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements, including the quarterly calculation of depletion, depreciation and impairment of our proved oil and natural gas properties.  Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine anticipated future cash inflows and future production and development costs by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each quarter to the estimated quantities of oil and natural gas remaining to be produced as of the end of that quarter. We reduce expected cash flows to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used.  For example, the standardized measure calculation requires us to apply a 10% discount rate.  Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and natural gas properties, we make considerable effort to estimate our reserves, including through the use of independent reserves engineering consultants. We expect that quarterly reserve estimates will change in the future as additional information becomes available or as oil and natural gas prices and operating and capital costs change.  We evaluate and estimate our oil and natural gas reserves as of December 31 and quarterly throughout the year.  For purposes of depletion, depreciation, and impairment, we adjust reserve quantities at all quarterly periods for the estimated impact of acquisitions and dispositions.  Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period in which the reserves or net cash flow estimate changes.

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

Share Based Compensation

The Company accounts for share-based compensation by estimating the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock grants, and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.

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

Our financial statements appear immediately after the signature page of this report. See Index to Financial Statements included in this report.

Item 9.	Changes in and disagreements with Accountants on Accounting and Financial Disclosure

On November 7, 2014, we were notified by our independent registered public accounting firm, Hein & Associates LLP (“Hein”) that it did not wish to stand for re-election.   On November 25, 2014, the Company engaged Marcum LLP as the Company’s independent registered public accounting firm, which was approved by our Board. The reports of Hein on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2013 and December 31, 2012, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years ended December 31, 2013 and December 31, 2012, there were no disagreements between the Company and Hein on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein would have caused them to make reference thereto in their reports on the Company’s financial statements for such years. For more information on the change in accountants, please see our Form 8-Ks filed with the Securities and Exchange Commission on November 13, 2014 and December 2, 2014.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of December 31, 2014. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, the Company’s internal controls and procedures were not effective, due to the material weaknesses in internal controls over financial reporting described below.

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

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s internal controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, conducted based on the Internal Control—Integrated Framework issued by COSO (1992), we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

●	As a result of the resignation of our Chief Financial Officer as previously disclosed by way of current reports on Form 8-K, we did not maintain effective monitoring controls and related segregation of duties over automated and manual journal entry transaction processes.

●	As disclosed in our Form 8-K filed on November 13, 2014, the Company determined that during the fourth quarter of 2013 and the first three quarters of 2014, there existed a material weakness with respect to the operation of the Company’s internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain past and present officers in those periods.

Restatement of Previously Issued Financial Statements

As discussed below in Note 3—Summary of Significant Accounting Policies and Estimates— Restatement and Reclassification, in February 2015, the Company discovered an error in the valuation of the conversion derivative liability of the Company’s Debentures for the periods ended December 31, 2011, December 31, 2012, December 31, 2013, March 31, 2014 and June 30, 2014 (together, the “Relevant Periods”). Specifically, the calculation of the conversion liability included in the Company’s financial statements for the Relevant Periods only included the value of the price protection (anti-dilution) feature, when it should have included both the conversion option and the price protection embedded in the Debentures. The changes in the value of the derivative resulted in changes to the Company’s financial statements, which warranted restatement of the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014.

As a result of the restatement described herein, the Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management and expert internal control consultants, re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014 in accordance with the assessment and testing procedures described above. Based on this re-evaluation, and because the impact of the errors on the Company’s quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014, described in Note 3—Summary of Significant Accounting Policies and Estimates— Restatement, was sufficiently material to warrant restatement of the Company’s quarterly reports on Form 10-Q for those periods, we have determined that the following additional material weakness in internal controls over financial reporting existed as of December 31, 2014:

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

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the Internal Control—Integrated Framework issued by COSO (1992).

Remediation Efforts

We plan to make necessary changes and improvements to the overall design of our control environment to address the material weaknesses in internal control over financial reporting described above. In particular, we have hired and expect to hire additional employees to assist with strengthening the segregation of duties and control activities in journal entry processing and complex accounting issues such as those related to our convertible debentures. We also expect to hire an external expert to help with the valuation of convertible debentures. Additionally, we have begun to perform an analysis of all automated and manual procedures to strengthen the effectiveness of our segregation of duties and control environment. At any time, if it appears any control can be implemented to mitigate risks, it is immediately implemented.

In the fourth quarter of 2014, we implemented a new extensive Travel and Expense policy which all employees and directors are required to review and sign. Furthermore, the Company has required all employees and directors to review and sign all of the Company’s corporate documents which include, but are not limited to, the Code of Ethics, By-laws, and Corporate Governance Policy. The Company is planning to test the remediation in second quarter of 2015 and fully remediate the weakness by that time.

In March 2015, we appointed Kevin Nanke Chief Financial Officer. Mr. Nanke will bring additional oversight in financial reporting and strengthen the segregation of duties.

Management believes through their appointment of a new Chief Financial Officer and the implementation of the foregoing policies, they will significantly improve our control environment, the completeness and accuracy of underlying accounting data and the timeliness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of regulatory required financial information. The remediation efforts noted above are subject to our internal control assessment, testing, and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

Other than those described above, management has determined that there were no changes in the Company’s internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

Item 11.	Executive Compensation

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

Item 14.	Principal Accountant Fees and Services

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

INDEX TO FINANCIAL STATEMENTS

a)

Reports of Independent Registered Public Accounting Firms	F-1 and F-2
Balance Sheet as of December 31, 2014 and Restated Balance Sheet as of December 31, 2013	F-3 and F-4
Statement of Operations for the year ended December 31, 2014 and Restated Statement of Operations for the year ended December 31, 2013	F-5
Statement of Stockholders’ Equity for the years ended December 31, 2014 and 2013.	F-6
Statement of Cash Flows for the year ended December 31, 2014 and Restated Statement of Cash Flows for the year ended 2013	F-7
Notes to Financial Statements	F-8

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

LILIS ENERGY, INC.

Date: April 15, 2015	By:	/s/ Abraham Mirman
Abraham Mirman
Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer, Director	April 15, 2015
Abraham Mirman	(Principal Executive Officer)

/s/ Kevin K. Nanke	Executive Vice President and Chief Financial Officer	April 15, 2015
Kevin Nanke	(Principal Financial Officer)

/s/ Eric Ulwelling	Principal Accounting Officer and Controller	April 15, 2015
Eric Ulwelling

/s/ Nuno Brandolini	Chairman of the Board	April 15, 2015
Nuno Brandolini

/s/ General Merrill McPeak	Director	April 15, 2015
General Merrill McPeak

/s/ Ronald D. Ormand	Director	April 15, 2015
Ronald D. Ormand

/s/ G. Tyler Runnels	Director	April 15, 2015
G. Tyler Runnels

Exhibit Index

The following exhibits are either filed herewith or incorporated herein by reference:

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 from the Company’s current report on Form 8-K filed on October 20, 2011).
3.2	Certificate of Amendment to the Articles of Incorporation of Recovery Energy, Inc. (incorporated herein by reference to Exhibit 3.1 from the Company’s current report on Form 8-K filed on November 19, 2013).
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on June 18, 2010).
3.4	Certificate of Designation of Preferences, Rights, and Limitations, dated May 30, 2014 (incorporated herein by reference to Exhibit 3.1 from the Company’s current report on Form 8-K filed on June 4, 2014).
3.5	Amendment to Certificate of Designations of Preferences, Rights, and Limitations, dated June 12, 2014 (incorporated herein by reference to Exhibit 3.1 from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed on June 17, 2014).
3.6	Certificate of Designation of 6% Redeemable Preferred Stock, dated August 29, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
4.1	Form of Warrant Issued in Private Placement (incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 4, 2010).
4.2	Warrant to Purchase Common Stock of Recovery Energy, Inc. issued to Hexagon Investments, LLC dated May 28, 2010 (incorporated herein by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on June 4, 2010).
4.3	Five Year Warrant to Market Development Consulting Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 18, 2010).
4.4	Form of $2.20 Warrant Issued to Persons Exercising $1.50 Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on October 8, 2010).
4.5	Warrant Issued to Hexagon Investments, LLC on January 1, 2011 (incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on January 4, 2011).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on January 28, 2014).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on February 6, 2014).
4.8	Five Year Warrant to David Castaneda dated January 17, 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
4.9	Five Year Warrant (Anniversary Warrant) to David Castaneda dated January 17, 2014 (incorporated herein by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
4.10	Form of Warrant dated May 30, 2014 (incorporated herein by reference to Exhibit 10.2 from the Company’s current report on Form 8-K filed on June 4, 2014).
4.11	Warrant to Purchase Common Stock issued to Bristol Capital (incorporated herein by reference to Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
4.12	Warrant to Purchase Common Stock issued to Heartland Bank (incorporated herein by reference to Exhibit 4.3 to the Company’s quarterly report on Form 10-Q, filed on February 26, 2015).
10.1	Credit Agreement with Hexagon Investments, LLC dated effective as of January 29, 2010 (incorporated herein by reference to Exhibit 10.12 to the Company’s current report on Form 8-K filed on March 4, 2010).
10.2	Promissory Note for financing with Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.13 to the Company’s current report on Form 8-K filed on March 4, 2010).
10.3	Nebraska Mortgage to Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.14 to the Company’s current report on Form 8-K filed on March 4, 2010).
10.4	Colorado Mortgage to Hexagon Investments, LLC dated as of January 29, 2010 (incorporated herein by reference to Exhibit 10.15 to the Company’s current report on Form 8-K filed on March 4, 2010).

10.5	Credit Agreement with Hexagon Investments, LLC dated effective as of March 25, 2010 (incorporated herein by reference to Exhibit 10.17 to the Company’s current report on Form 8-K filed on March 25, 2010).
10.6	Promissory Note for financing with Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.18 to the Company’s current report on Form 8-K filed on March 25, 2010).
10.7	Nebraska Mortgage to Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.19 to the Company’s current report on Form 8-K filed on March 25, 2010).
10.8	Wyoming Mortgage to Hexagon Investments, LLC dated as of March 25, 2010 (incorporated herein by reference to Exhibit 10.20 to the Company’s current report on Form 8-K filed on March 25, 2010).
10.9	Credit Agreement with Hexagon Investments, LLC dated as of April 14, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 20, 2010).
10.10	Promissory Note with Hexagon Investments, LLC dated April 14, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 20, 2010).
10.11	Letter Agreement with Hexagon Investments, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on June 4, 2010).
10.12	Wyoming Mortgage to Hexagon Investments, LLC dated April 14, 2010 (incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on April 20, 2010).
10.13	Registration Rights Agreement with Hexagon Investments, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on June 18, 2010).
10.14	Stockholders Agreement with Hexagon Investments Incorporated (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 29, 2010).
10.15	Amendments to Hexagon Investments, LLC Promissory Notes dated December 29, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on January 4, 2011).
10.16	Amendments to three Credit Agreements with Hexagon, LLC, dated March 15, 2012 (incorporated herein by reference to Exhibit 10.55 to the Company’s annual report on Form 10-K for the period ended December 31, 2011, filed on March 21, 2012).
10.17	Second Amendments to three Credit Agreements with Hexagon, LLC, dated July 31, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 2, 2012).
10.18	Third Amendment to Credit Agreement (First Credit Agreement), dated November 8, 2012 (incorporated herein by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.19	Third Amendment to Credit Agreement (Second Credit Agreement), dated November 8, 2012 (incorporated herein by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.20	Third Amendment to Credit Agreement (Third Credit Agreement), dated November 8, 2012 (incorporated herein by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.21	Fourth Amendment to Credit Agreement (First Credit Agreement), dated April 15, 2013 (incorporated herein by reference to Exhibit 10.57 to the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed on April 17, 2013).
10.22	Fourth Amendment to Credit Agreement (Second Credit Agreement), dated April 15, 2013 (incorporated herein by reference to Exhibit 10.58 to the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed on April 17, 2013).
10.23	Fourth Amendment to Credit Agreement (Third Credit Agreement), dated April 15, 2013 (incorporated herein by reference to Exhibit 10.59 to the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed on April 17, 2013).
10.24	First Amendment to Nebraska Mortgage to Hexagon, LLC, dated March 1, 2013 (incorporated herein by reference to Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).

10.25	Wyoming Mortgage to Hexagon, LLC, dated March 1, 2013 (incorporated herein by reference to Exhibit 10.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.26	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 4, 2010).
10.27	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 4, 2010).
10.28	Form of Convertible Debenture Securities Purchase Agreement dated February 2, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 3, 2011).
10.29	Form of Convertible Debenture (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 3, 2011).
10.30	Amendment to 8% Senior Secured Convertible Debentures dated December 16, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 19, 2011).
10.31	Second Amendment to 8% Senior Secured Convertible Debentures dated March 19, 2012 (incorporated herein by reference to Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 21, 2012).
10.32	Securities Purchase Agreement for additional 8% Senior Secured Convertible Debentures dated March 19, 2012 (incorporated herein by reference to Exhibit 10.57 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 21, 2012).
10.33	Form of 8% Senior Secured Convertible Debentures dated March 19, 2012 (incorporated herein by reference to Exhibit 10.58 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 21, 2012).
10.34	Amendment to 8% Senior Secured Convertible Debenture and Waiver under Securities Purchase Agreement, dated July 23, 2012 (incorporated herein by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.35	Amendment to Securities Purchase Agreement dated August 7, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 9, 2012).
10.36	Amendment to Securities Purchase Agreement dated August 7, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 9, 2012).
10.37	Amendment to 8% Senior Secured Convertible Debentures due February 8, 2014, dated April 15, 2013 (incorporated herein by reference to Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.38	Letter Agreement with Debenture Holder dated April 16, 2013 (incorporated herein by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.39	Securities Purchase Agreement dated June 18, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed on August 15, 2013).
10.40	Form of Convertible Debenture (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed on August 15, 2013).
10.41	Letter Agreement dated June 18, 2013 regarding 8% Senior Secured Debentures (incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed on August 15, 2013).
10.42	Letter of Intent with Shoreline Energy Corp., dated February 4, 2014 (incorporated herein by reference to Exhibit 10.44 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.43	Debenture Conversion Agreement, dated as of January 31, 2014 (incorporated herein by reference to Exhibit 10.1 from the Company’s current report on Form 8-K filed on February 6, 2014).
10.44	Form of Subscription Agreement, dated January 22, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 28, 2014.
10.45	Form of Hexagon Replacement Note (incorporated herein by reference to Exhibit 10.4 from the Company’s current report on Form 8-K filed on June 4, 2014).
10.46	Letter Agreement dated May 19, 2014 with holders of the 8% Senior Secured Convertible Debentures (incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).

10.47	Amendment to Debentures dated June 6, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.48	Termination of Investment Banking Agreement with T.R. Winston dated as of March 19, 2013 (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.49	Transaction Fee Agreement with T.R. Winston dated as of March 28, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.50	Amendment to Transaction Fee Agreement with T.R. Winston dated as of April 29, 2014 (incorporated herein by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.51	Engagement Agreement for Financial Advisory Services with MLV & Co. LLC dated as of February 21, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.52†	Consulting Agreement with Market Development Consulting Group, Inc. dated January 17, 2014 (incorporated herein by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.53†	Market Development Consulting Group, Inc. Termination letter, dated August 1, 2014 (incorporated herein by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.54†	Consulting Agreement with Bristol Capital dated September 2, 2014 (incorporated herein by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
10.55	Form of Securities Purchase Agreement dated May 30, 2014 (incorporated herein by reference to Exhibit 10.1 from the Company’s current report on Form 8-K filed on June 4, 2014).
10.56	Hexagon Settlement Agreement, dated May 30, 2014 (incorporated herein by reference to Exhibit 10.3 from the Company’s current report on Form 8-K filed on June 4, 2014).
10.57	Settlement Agreement with Hexagon dated September 2, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
10.58	Letter Agreement with holders of the Company’s 8% Senior Secured Convertible Debentures, dated October 6, 2014 (incorporated herein by reference to Exhibit 99.1 from the Company’s current report on Form 8-K filed on October 7, 2014).
10.59	Credit Agreement, dated January 8, 2015, among Lilis Energy, Inc., Heartland Bank, as administrative agent, and the other lender parties thereto (incorporated herein by reference to Exhibit 10.1 from the Company’s current report on Form 8-K filed on January 13, 2015).
10.60	Security Agreement, dated as of January 8, 2015, by and between Lilis Energy, Inc. and Heartland Bank, as collateral agent (incorporated herein by reference to Exhibit 10.12(a) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.61	Form of Promissory Note from Lilis Energy, Inc. as Borrower to Heartland Bank as Payee, dated as of January 8, 2015 (incorporated herein by reference to Exhibit 10.12(b) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.62	Subordination Agreement, dated as of January 8, 2015 (incorporated herein by reference to Exhibit 10.12(c) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.63	Form of Mortgage from Lilis Energy, Inc. as Mortgagor to Heartland Bank as Mortgagee (Colorado Oil and Gas Properties) (incorporated herein by reference to Exhibit 10.12(d) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.64	Form of Mortgage from Lilis Energy, Inc. as Mortgagor to Heartland Bank as Mortgagee (Nebraska Oil and Gas Properties) (incorporated herein by reference to Exhibit 10.12(e) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.65	Form of Mortgage from Lilis Energy, Inc. as Mortgagor to Heartland Bank as Mortgagee (Wyoming Oil and Gas Properties) (incorporated herein by reference to Exhibit 10.12(f) from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, filed on February 26, 2015).

10.66	Letter Agreement with holders of the Company’s 8% Senior Secured Convertible Debentures (incorporated herein by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.67†	Recovery Energy, Inc. 2012 Equity Incentive Plan dated August 31, 2012, as amended on November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 19, 2013).
10.68†	Employment Agreement between the Company and A. Bradley Gabbard (incorporated herein by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed on August 15, 2013)
10.69†	Stock Option Award Agreement with A. Bradley Gabbard dated as of June 25, 2013 (incorporated herein by reference to Exhibit 10.58 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.70†	Stock Option Award Agreement with W. Phillip Marcum dated as of June 25, 2013 (incorporated herein by reference to Exhibit 10.59 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.71†	Employment Agreement between the Company and W. Phillip Marcum (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed on August 15, 2013).
10.72†	Separation Agreement with W. Phillip Marcum dated April 24, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.73†	Employment Agreement with Robert A. Bell dated May 1, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.74†	Independent Director Appointment Agreement with Robert A. Bell effective March 1, 2014 (incorporated herein by reference to Exhibit 10.55 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.75†	Separation Agreement with Robert A. Bell dated August 1, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
10.76†	Independent Director Appointment Agreement with Nuno Brandolini effective March 1, 2014 (incorporated herein by reference to Exhibit 10.55 to the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.77†	Option Award Agreement between the Company and Nuno Brandolini, dated as of October 1, 2014 (fully-vested) (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.78†	Option Award Agreement between the Company and Nuno Brandolini, dated as of October 1, 2014 (subject to vesting) (incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.79†	Lilis Energy, Inc. Director Agreement with G. Tyler Runnels (incorporated herein by reference to Exhibit 10.1 from the Company’s current report on Form 8-K filed on December 2, 2014).
10.80†	Employment Agreement with Eric Ulwelling, dated as of February 19, 2015 (incorporated herein by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.81†	Stock Option Award Agreement with Eric Ulwelling, dated April 14, 2015.
10.82†	Employment Agreement with Kevin Nanke, dated March 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 12, 2015).
10.83†	Stock Option Award Agreement with Kevin Nanke, dated April 14, 2015.
10.84†	Employment Agreement with Ariella Fuchs, dated March 16, 2015.
10.85†	Stock Option Award Agreement with Ariella Fuchs, dated April 14, 2015.
10.86†	Amended and Restated Employment Agreement between the Company and Abraham Mirman, dated March 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 2, 2015).
10.87†	Stock Option Award Agreement with Abraham Mirman, dated April 14, 2015.

21.1	List of subsidiaries of the registrant.
23.1	Consent of Marcum LLP.
23.2	Consent of Hein & Associates, LLP.
23.3	Consent of RE Davis.
31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
99.1	Report of RE Davis.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Indicates a management contract or any compensatory plan, contract or arrangement.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Lilis Energy, Inc.

We have audited the accompanying balance sheet of Lilis Energy, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilis Energy, Inc., as of December 31 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp

New York, NY
April 15, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Lilis Energy, Inc.

We have audited the accompanying consolidated balance sheet of Lilis Energy, Inc. and subsidiaries (together, the “Company”) as of December 31, 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lilis Energy, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the 2013 financial statements have been restated to correct a misstatement.

/s/ Hein & Associates LLP

Denver, Colorado

June 11, 2014, except for Note 2, as to which the date is April 15, 2015

LILIS ENERGY, INC.

Balance Sheets

	December 31,	December 31,
	2014	2013
		(Restated)
Assets
Current assets:
Cash	$509,628	$165,365
Restricted cash	183,707	504,623
Accounts receivable (net of allowance of $80,000 and $50,000 at December 31, 2014 and 2013, respectively)	831,706	467,337
Prepaid assets	54,064	195,716
Commodity price derivative receivable	-	6,679
Total current assets	1,579,105	1,339,720

Oil and gas properties (full cost method), at cost:
Evaluated properties	46,268,756	68,213,467
Unevaluated acreage, excluded from amortization	2,885,758	18,663,569
Wells in progress, excluded from amortization	6,041,743	1,145,794
Total oil and gas properties, at cost	55,196,257	88,022,830
Less accumulated depreciation, depletion, amortization, and impairment	(24,550,217)	(45,457,637)
Oil and gas properties at cost, net	30,646,040	42,565,193

Other assets:
Office equipment net of accumulated depreciation of $107,712 and $79,558 at December 31, 2014 and 2013, respectively.	73,823	91,161
Deferred financing costs, net	60,000	294,699
Restricted cash and deposits	215,541	215,541
Total other assets	349,364	601,401

Total Assets	$32,574,509	$44,506,314

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
		(Restated)

Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Dividends accrued on preferred stock	$180,000	-
Accrued expenses for drilling activity	5,734,131	-
Accounts payable	975,749	1,239,152
Accrued expenses	1,248,995	2,133,422
Short term notes payable	-	10,662,904
Total current liabilities	8,138,875	14,035,478

Long term liabilities:
Asset retirement obligation	200,063	1,104,952
Term notes payable	-	8,111,436
Convertible debentures, net of discount	6,840,076	14,724,366
Bristol warrant liability	393,788	-
Convertible debentures conversion derivative liability	1,249,442	605,315
Total long-term liabilities	8,683,369	24,546,069

Total liabilities	16,822,244	38,581,547

Commitments and contingencies

Conditionally redeemable 6% preferred stock, $0.0001 par value: 7,000 shares authorized, 2,000 shares issued and outstanding with a liquidation preference of $2,030,000 as of December 31, 2014. No shares were outstanding as of December 31, 2013	1,686,102	-

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; stated rate $1,000:10,000,000 shares authorized, 7,500 issued and outstanding with a liquidation preference of $7,650,000 as of December 31, 2014. No shares were issued as of December 31, 2013	6,794,000	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 26,988,240 and 19,671,901 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	2,699	1,967
Additional paid in capital	155,097,785	121,451,232
Accumulated deficit	(147,828,321)	(115,528,432)
Total stockholders' equity	14,066,163	5,924,767

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$32,574,509	$44,506,314

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

Statements of Operations

Years Ended December 31, 2014 and 2013

	2014	2013
		(Restated)
Revenue:
Oil sales	$2,581,689	$4,312,325
Gas sales	364,732	340,609
Operating fees	182,773	148,474
Realized gain (loss) on commodity price derivatives	11,143	(17,572)
Unrealized gain on commodity price derivatives	-	2,475
Total revenue	3,140,337	4,786,311

Costs and expenses:
Production costs	954,347	1,217,853
Production taxes	269,823	263,437
General and administrative	10,325,842	4,965,279
Depreciation, depletion and amortization	1,337,662	2,388,871
Total costs and expenses	12,887,675	8,835,440

Loss from operations before conveyance	(9,747,338)	(4,049,129)
Loss on conveyance of oil and gas properties	(2,269,760)	-
Loss from operations	(12,017,098)	(4,049,129)

Other income (expenses):
Other income	32,444	11,062
Inducement expense	(6,661,275)	-
(Loss) gain on change in fair value of convertible debentures conversion derivative liability	(5,526,945)	163,935
Gain on change in fair value of Bristol warrant liability	571,228	-
Interest expense	(4,837,025)	(6,136,842)
Total other expenses	(16,421,573)	(5,961,845)

Net loss	$(28,438,671)	$(10,010,974)
Dividend on preferred stock	(341,848)	-
Deemed dividend Series A Convertible Preferred Stock	(3,519,370)	-
Net loss attributable to common shareholders	$(32,299,889)	$(10,010,974)

Net loss per common share basic and diluted	$(1.23)	$(0.53)
Weighted average shares outstanding:
Basic and diluted	26,333,161	18,990,383

The accompanying notes are an integral part of these financial statements

LILIS ENERGY, INC.

Statements of STOCKHolders’ Equity

Years Ended December 31, 2014 and 2013

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2013 (Restated)	-	$-	18,394,401	$1,839	$118,296,678	$(105,517,458)	$12,781,059
Common stock issued in connection with interest payment on convertible debt	-	-	636,282	64	1,167,933	-	1,167,997
Common stock issued in connection with Investment Banking Agreement	-	-	100,000	10	159,990	-	160,000
Common stock issued in connection with 2013 Executive and Board Compensation under the amended agreement	-	-	281,250	28	(28)	-	-
Common stock issued for compensation (board and employees)	-	-	259,968	26	857,097	-	857,123
Options issued to Executive Management and Board of Directors	-	-	-	-	455,056	-	455,056
Warrants issued to service organizations for 2013 services	-	-	-	-	514,506	-	514,506
Net Loss	-	-	-	-	-	(10,010,974)	(10,010,974)

Balance, December 31, 2013 (Restated)	-	-	19,671,901	1,967	121,451,232	(115,528,432)	5,924,767

Common stock issued in connection with January 2014 private placement	-	-	2,959,125	296	3,557,107	-	3,557,403
Fair value of warrants issued in connections with January 2014 private placement including placement warrants	-	-	-	-	1,678,596	-	1,678,596
Common stock issued in connection with January 2014 conversion of convertible debt	-	-	4,366,726	437	8,733,001	-	8,733,438
Common stock issued for placement fees in connection with January 2014 conversion of convertible debt	-	-	225,000	23	686,227	-	686,250
Fair value of inducement expense in connection with debenture conversion	-	-	-	-	6,661,275	-	6,661,275
Reclassification of conversion liability in connection with January 2014 conversion of convertible debt		-	-	-	4,882,815	-	4,882,815
Preferred stock issued in connection with May 2014 private placement, net	7,500	6,794,000	-	-	-	-	6,794,000
Fair value of warrant and beneficial conversion feature in connection with May 2014 private placement	-	-	-	-	3,519,370	(3,519,370)	-
Common stock issued for interest in connection with convertible debt outstanding	-	-	1,396,129	140	1,188,299	-	1,188,439
Common shares issued for restricted stock vested	-	-	327,901	32	(32)	-	-
Stock based compensation for issuance of restricted stock	-	-	-	-	514,804	-	514,804
Stock based compensation for issuance of stock options	-	-	-	-	1,242,256	-	1,242,256
Common stock issued for professional services	-	-	90,000	9	305,040	-	305,049
Fair value of warrants issued for professional services	-	-	-	-	677,590	-	677,590
Adjustment for restricted stock not vested	-	-	(2,048,542)	(205)	205	-	-
Dividend Preferred Stockholders	-	-	-	-	-	(341,848)	(341,848)
Net Loss	-	-	-	-	-	(28,438,671)	(28,438,671)

Balance, December 31, 2014	7,500	$6,794,000	26,988,240	$2,699	$155,097,785	$(147,828,321)	$14,066,163

The accompanying notes are an integral part of these financial statements.

 LILIS ENERGY, INC.

Statements of Cash Flows

Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2014	2013
		(Restated)

Cash flows from operating activities:
Net loss	$(28,438,671)	$(10,010,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement expense	6,661,275	-
Common stock issued to investment bank for fees related to conversion of convertible debentures	686,250	-
Equity instruments issued for services and compensation	2,739,699	1,986,685
Bristol warrant liability	965,016	-
Reserve on bad debt expense	30,000	-
Loss on conveyance of property	2,269,760	-
Loss (gain) from hedge settlements	11,143	(13,359)
Change in fair value of price derivative	(4,464)	6,679
Change in fair value of executive incentive bonus	(105,000)	-
Amortization of deferred financing cost	234,699	680,157
Common stock issued for convertible note interest	1,188,439	1,167,997
Change in fair value of convertible debenture conversion derivative	5,526,945	(163,935)
Change in fair value of Bristol warrant liability	(571,228)	-
Depreciation, depletion, amortization and accretion of asset retirement obligation	1,337,662	2,388,871
Accretion of debt discount	849,147	2,144,367
Changes in operating assets and liabilities:
Accounts receivable	(394,369)	467,254
Restricted cash	320,916	166,758
Other assets	141,652	(182,256)
Accounts payable and other accrued expenses	(755,108)	129,967
Net cash used in operating activities	(7,306,237)	(1,231,789)

Cash flows from investing activities:
Acquisition of undeveloped acreage	(305,000)	(1,404,121)
Drilling capital expenditures	(190,786)	(398,752)
Sale of undeveloped acreage interests	-	640,000
Additions of office equipment	(10,815)	(27,829)
Investment in operating bonds	-	(106)
Net cash used in investing activities	(506,601)	(1,190,808)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	5,236,000	-
Proceeds from issuance of debt	-	2,179,902
Net proceeds from issuance of Series A Convertible Preferred Stock	6,794,000	-
Dividend payments on preferred stock	(161,848)	-
Repayment of debt	(3,711,051)	(561,975)
Net cash provided by financing activities	8,157,101	1,617,927

Increase (decrease) in cash	344,263	(804,670)
Cash at beginning of year	165,365	970,035

CASH AT END OF YEAR	$509,628	$165,365
Supplemental disclosure:
Cash paid for interest	$1,324,988	$2,096,769
Cash paid for income taxes	$-	$-

Non-cash transactions:
Common stock issued for accrued convertible debenture interest	$1,188,439	$1,167,997
Acquisition of oil and gas assets for accounts payable and accrued interest	$5,466,405	$-
Transfer from derivative liability to equity	$4,882,815	$-
Issuance of Common Stock for payment of convertible debentures	$8,733,438	$-
Issuance of redeemable preferred stock for payment of term notes payable	$1,686,102	$-
Conveyance of oil and gas properties for payment of term notes payable	$15,063,289	$-
Conveyance of oil and gas properties for reduction in asset retirement obligation	$973,132	$-
Stock and warrants issued for prepaid financial advisory fees	$-	$674,506
Property additions for asset retirement obligation	$-	$101,510

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

Notes to THE Financial Statements

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

The Company is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 65,000 net acres. Lilis drills for, operates and produces oil and natural gas wells through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All references to production, sales volumes and reserves quantities are net to the Company’s interest unless otherwise indicated.

NOTE 2 – RESTATEMENT AND RECLASSIFICATION

In February 2015, the Company discovered an error in the valuation of the conversion derivative liability of the Company’s 8% Senior Secured Convertible Debentures (the “Debentures”) for the periods ended December 31, 2011, December 31, 2012, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 (together, the “Relevant Periods”). Specifically, the calculation of the derivative liability included in the Company’s financial statements for the Relevant Periods only included the value of the price protection (anti-dilution) feature, when it should have included both the conversion option and the price protection feature embedded in the Debentures. The changes in the fair value of the derivative resulted in additional non-cash charges to the previously filed financial statements.

The Company has evaluated the effect of the error on all Relevant Periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the error on its previously filed annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material. The Company has restated the immaterial amounts for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 herein. The Company’s Stockholder’s Equity of January 1, 2013 was adjusted upward by $699,000 to reflect the restatement impact for the fiscal years ended December 31, 2011 and 2012. Additionally in 2013, the Company increased convertible note payable, net of discount by $137,748, decrease convertible notes conversion derivative liability by $544,685 resulting in a decrease in net loss of $291,911. The Company previously restated the interim periods within the Relevant Periods by amending the original filings with the Securities and Exchange Commission (“SEC”)

In addition, certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the December 31, 2014 consolidated financial statement presentation. Such reclassifications had no effect on net loss.

NOTE 3 – LIQUIDITY

As of December 31, 2014, the Company had a negative working capital balance and a cash balance of approximately $6.56 million and $510,000, respectively. Also as of December 31, 2014, the Company had $6.84 million, net, outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”). The Debentures (as previously amended) were to mature on January 15, 2015; however, in connection with the Company’s entry into the Credit Agreement (discussed below) in January 2015, the Company entered into an extension agreement with the holders of the Debentures which extends the maturity date until January 8, 2018. The maturity date of the Debentures now coincides with the maturity date of the Credit Agreement.

On June 6, 2014, T.R. Winston & Company, LLC (“TR Winston”) executed a commitment to purchase or affect the purchase by third parties of an additional $15 million in Series A 8% Convertible Preferred Stock, to be consummated within ninety (90) days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed to purchase or affect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment.

On January 8, 2015, the Company entered into a credit agreement with Heartland Bank (the “Credit Agreement”) which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of the Company, subject to certain conditions, and pursuant to an accordion advance provision in the Credit Agreement. The availability of additional funds is subject to the discretion of the lenders, and is generally based on the value of the Company’s proved developed producing (“PDP”) and proved undeveloped (“PUD”) reserves. The Company intends to use proceeds borrowed under the Credit Agreement to fund producing property acquisitions in North America, drill wells in the core of the Company’s lease positions and to fund its working capital.

As of March 31, 2015, the Company has $1.40 million in cash on hand and is currently producing approximately 70 barrels of oil equivalent (“BOE”) a day from eight economically producing wells.

The Company will require additional capital to satisfy its obligations; to fund its current drilling commitments, as well as its acquisition and capital budget plans; to help fund its ongoing overhead; and to provide additional capital to generally improve its negative working capital position. The Company anticipates that such additional funding will be provided by a combination of capital raising activities, including borrowing transactions, the sale of additional debt and/or equity securities, and the sale of certain assets and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If the Company is not successful in obtaining sufficient cash to fund the aforementioned capital requirements, the Company would be required to curtail its expenditures, and may be required to restructure its operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of its operations, including deferring all or portions of the Company’s capital budget. There is no assurance that any such funding will be available to the Company on acceptable terms, if at all.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The accompanying financial statements were prepared by the Company in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

The most significant financial estimates are associated with the Company’s estimated volumes of proved oil and natural gas reserves, asset retirement obligations, assessments of impairment imbedded in the carrying value of undeveloped acreage and undeveloped properties, fair value of financial instruments, including derivative liabilities, depreciation and accretion, income taxes and contingencies.

Restricted Cash

Short term restricted cash consists of severance and ad valorem tax proceeds which are payable to various tax authorities. As of December 31, 2014 and 2013, the restricted cash balance was approximately $184,000 and $505,000, respectively. At December 31, 2014 and 2013, the Company had $215,000 of non-current restricted cash for plugging bonds.

Accounts Receivable

The Company records actual and estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners. The Company typically has the right to withhold future revenue disbursements to recover outstanding joint interest billings on outstanding receivables from joint interest owners. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables using the allowance method based on past experience. Allowance for doubtful accounts are based primarily on joint interest billings for expenses related to oil and natural gas wells. Receivables which derive from sales of certain oil and gas production are collateral under the Company’s Credit Agreement.

Concentration of Credit Risk

The Company's cash is invested at major financial institutions primarily within the United States. At December 31, 2014 and 2013, the Company’s cash was maintained in accounts that are insured up to the limit determined by the federal governmental agency. The Company may at times have balances in excess of the federally insured limits. Periodically, the Company evaluates the creditworthy of the financial institutions, and has not experienced any losses in such accounts.

Significant Customers

The Company had one major customer, Shell Trading (US), which accounted for approximately 63% and 83% of the Company’s revenues for the years ended December 31, 2014 and 2013, respectively.  PDC Energy, a new customer in 2014, accounted for 13% of the Company’s revenue for the year ended December 31, 2014.

However, the Company does not believe that the loss of a single purchaser, including Shell Trading (US) and PDC Energy, would materially affect the Company’s business because there are numerous other purchasers in the area in which the Company sells its production.

Reserves

All of the reserves data included herein are estimates.  Estimates of the Company’s crude oil and natural gas reserves are prepared in accordance with guidelines established by the SEC, including rule revisions designed to modernize the oil and gas company reserves reporting requirements, which the Company implemented effective December 31, 2010.  Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Uncertainties include the projection of future production rates and the expected timing of development expenditures.  The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  As a result, reserves estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered. In addition, economic producibility of reserves is dependent on the oil and gas prices used in the reserves estimate. The Company’s reserves estimates are based on 12-month average commodity prices, unless contractual arrangements otherwise designate the price to be used, in accordance with the SEC rules.  However, oil and gas prices are volatile and, as a result, the Company’s reserves estimates may change in the future.

Estimates of proved crude oil and natural gas reserves significantly affect the Company’s depreciation, depletion, and amortization “DD&A” expense. For example, if estimates of proved reserves decline, the DD&A rate will increase, resulting in a decrease in net income. A decline in estimates of proved reserves could also result in an impairment charge, which would reduce earnings.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized.

The present value of estimated future net cash flows was computed by applying: a flat oil price to forecast revenues from estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

The Company did not recognize any impairment expense for the years ended December 31, 2014 and 2013, respectively.

Effective as of December 31, 2014, the Company completed an assessment of its inventory of unevaluated acreage, which resulted in a transfer of $9.90 million from unevaluated acreage to evaluated properties. In assessing the unevaluated acreage, the Company analyzed the expiration dates during the years ended December 31, 2014 and 2015 of leases that are not otherwise renewable, and transferred such acreage in the amount of $6.99 million. In addition to the transfer of near and intermediate term expirations, the Company assessed the carrying value of its remaining acreage, and concluded that an additional transfer of $2.91 million was necessary. No proved reserves were associated with the transferred acreage.

If commodity prices stay at current early 2015 levels or decline further, the Company will incur full cost ceiling impairments in future quarters. Because the ceiling calculation uses rolling 12-month average commodity prices, lower quarter-over-quarter prices in 2015 compared to 2014 will result in a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges would not affect cash flow from operating activities, but would adversely affect the Company’s net income and stockholders’ equity.

Wells in Progress

Wells in progress connotes wells that are currently in the process of being drilled or completed or otherwise under evaluation as to their potential to produce oil and gas reserves in commercial quantities. Such wells continue to be classified as wells in progress and withheld from the depletion calculation and the ceiling test until such time as either proved reserves can be assigned, or the wells are otherwise abandoned. Upon either the assignment of proved reserves or abandonment, the costs for these wells are then transferred to the full cost pool and become subject to both depletion and the ceiling test calculations in accordance with full cost accounting under Rule 4-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

Deferred Financing Costs

As of December 31, 2014 and December 31, 2013, the Company recorded unamortized deferred financing costs of $60,000 and $295,000, respectively, related to the closing of its term loans and credit agreements. Deferred financing costs include origination (warrants issued and overriding royalty interests assigned to Hexagon), legal and engineering fees incurred in connection with the Company's term notes, which are being amortized using the straight-line method, which approximated interest rate method, over the term of the loans. The Company recorded amortization expense of approximately $295,000 and $1.60 million, respectively, in the years ended December 31, 2014 and December 31, 2013.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to seven years. The Company recorded approximately $28,000 and $2,000 of depreciation for the years ended December 31, 2014 and December 31, 2013, respectively.

Impairment of Long-lived Assets

The Company accounts for long-lived assets (other than oil and gas properties) at cost. Other long-lived assets consist principally of property and equipment and identifiable intangible assets with finite useful lives (subject to amortization, depletion, and depreciation). The Company may impair these assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

The Company did not record an impairment on long lived assets during the years ended December 31, 2014 or 2013.

Fair Value of Financial Instruments

As of December 31, 2014 and 2013, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, interest and dividends payable and customer deposits approximates fair value due to the short-term nature of such items. The carrying value of the Company’s secured debt is carried at cost as the related interest rate are at the terms approximates rates currently available to the Company.

Commodity Derivative Instrument

The Company utilizes swaps to reduce the effect of price changes on a portion of its future oil production. On a monthly basis, a swap requires the Company to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay the Company if the settlement price is less than the strike price. The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company's ability to benefit from favorable price movements. The Company may, from time to time, add incremental derivative contracts to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts have typically been arranged with one counterparty. The Company has netting arrangements with this counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of December 31, 2014, the Company did not have any commodity derivative instruments outstanding.

Revenue Recognition

The Company records revenues from the sales of crude oil, natural gas and natural gas liquids when the product is delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured.

Oil and Natural Gas Revenue

Sales of oil and natural gas, net of any royalties, are recognized when persuasive evidence of a sales arrangement exists, oil and natural gas have been delivered to a custody transfer point, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Virtually all of the Company’s contracts’ oil and natural gas pricing provisions are tied to a NYMEX market index, with certain local differential adjustments based on, among other factors, whether a well delivers oil or natural gas to a gathering, refinery, marketing company, or transmission line and prevailing local supply and demand conditions. The price of the oil and natural gas fluctuates to remain competitive with other local oil suppliers.

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

Asset retirement obligations incurred are classified as Level 3 (unobservable inputs) fair value measurements. The asset retirement liability is allocated to operating expense using a systematic and rational method. As of December 31, 2014 and 2013, the Company recorded a related liability of approximately $200,000 and $1.1 million, respectively.

The information below reconciles the value of the asset retirement obligation for the periods presented (in thousands):

	For the years ended December 31,
	2014	2013
Balance, beginning of year	$1,105	$912
Liabilities incurred	4	66
Accretion expense	64	91
Conveyance of liability with oil and gas properties conveyance	(973)	-
Change in estimate	-	36
Balance, end of year	$200	$1,105

Stock Based Compensation

The Company measures the fair value of stock-based compensation expense awards made to employees and directors, including stock options and employee stock purchases related to employee stock purchase plans, on the date of grant using a Black-Scholes model. Restricted stock awards are recorded at the fair market value of the stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time. The Company may change the input factors used in determining future share-based compensation expense.

The Company accounts for warrant grants to non-employees whereby the fair values of such warrants are determined using the option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

Warrant Modification Expense

The Company accounts for the modification of warrants as an exchange of the old award for a new award. The incremental value is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before modification, and is either expensed as a period expense or amortized over the performance or vesting date. The Company estimates the incremental value of each warrant using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimate with the greatest degree of subjective judgment is the estimated volatility of the Company’s stock price.

Net Loss per Common Share

Earnings (losses) per share are computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.

Potentially dilutive securities, such as shares issuable upon the conversion of debt or preferred stock, and exercise of stock purchase warrants and options, are excluded from the calculation when their effect would be anti-dilutive. As of December 31, 2014 and 2013 shares underlying options, warrants, preferred stock and convertible debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.

The Company had the following Common Stock equivalents at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Stock Options	3,583,333	3,800,000
Series A Preferred Stock	3,112,033	-
Stock Purchase Warrants	17,007,065	6,773,913
Convertible debentures	3,423,233	3,665,859
	27,125,664	14,239,772

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

The Company recognize’s tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed that do not meet these recognition and measurement standards. As of December 31, 2014 and 2013, the Company has determined that no liability is required to be recognized.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were required to be accrued at December 31, 2014 and December 31, 2013. Further, the Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next 12 months.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs— Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (Topic 815) - Derivatives and Hedging, which provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. Early adoption is permitted. Management believes that adoption of this statement is not expected to have a material effect on the accompanying financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

Management does not believe that these or any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 5 – OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS AND DIVESTITURES

On September 2, 2014, the Company entered into an agreement to convey its interest in 31,725 operated net acres located in the Denver Julesburg Basin and the associated oil and natural gas production to its then primary term loan provider Hexagon for extinguishment of all outstanding debt and accrued interest payable for an aggregate amount of approximately $15.1 million. Pursuant to the agreement, the Company also issued to Hexagon 2,000 shares of 6% Redeemable Preferred Stock having a fair value of approximately $1.69 million.

The transaction was accounted for under the full cost method of accounting for oil and natural gas operations. Under the full cost method, sales or abandonments of oil and natural gas properties, whether or not being amortized, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. The transfer to Hexagon represents greater than 25 percent of the Company’s proved reserves of oil and gas attributable to the full cost pool and thus the Company incurred a loss on the conveyance. Following this methodology, the following table represents an allocation of the transaction.

Payment of debt and accrued interest payable	$15,063,289
Add: disposition of asset retirement obligations	973,132
Total disposition of liabilities	$16,036,421

Proved oil and natural gas properties	$32,574,603
Accumulated depletion	(22,148,686)
Unproved oil and natural gas properties	6,194,162
Net oil and natural gas conveyed at cost	16,620,079
Redeemable Preferred Stock at fair value	1,686,102
Total conveyance of assets and preferred stock	18,306,181
Loss on conveyance	$(2,269,760)

In February 2013, the Company completed the sale of certain oil and gas properties for $640,000.

In June 2013, the Company purchased a 50% working interest in a section in Laramie County, Wyoming for $743,000 with an additional $13,000 as additions to the well equipment and intangible equipment. The purchase was classified as $300,000 into undeveloped acreage and $430,000 into oil and gas properties.

Effective as of December 31, 2014, the Company completed an assessment of its inventory of unevaluated acreage, which resulted in a transfer of $9.90 million from unevaluated acreage to evaluated properties. In assessing the unevaluated acreage, the Company analyzed the expiration dates during the years ended December 31, 2014 and 2015 of leases that are not otherwise renewable, and transferred such acreage in the amount of $6.99 million. In addition to the transfer of near and intermediate term expirations, the Company assessed carrying value of its remaining acreage, and concluded that an additional transfer of $2.91 million was necessary. No proved reserves were associated with the transferred acreage.

No impairment expense has been recognized during the years ended December 31, 2014 and 2013.

If commodity prices stay at current early 2015 levels or decline further, the Company will incur full cost ceiling impairments in future quarters. Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of lower quarter-over-quarter prices in 2015 compared to 2014 is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges would not affect cash flow from operating activities, but would adversely affect the Company’s net income and stockholders’ equity.

Depreciation, depletion and amortization (“DD&A”) expenses related to the proved properties were approximately $1.24 million and $2.39 million for the years ended December 31, 2014 and December 31, 2013, respectively.

The following table sets forth a summary of oil and gas property costs (net of divestitures) not being amortized as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Undeveloped unevaluated acreage
Beginning Balance	$18,664	$28,067
Lease purchases	305	368
Assets Conveyed	(6,194)	-
Transfer and other reclassification to evaluated properties	(9,889)	(9,771)
Total undeveloped acreage	$2,886	$18,664

Wells in progress:
Beginning Balance	$1,146	$194
Additions	5,412	1,125
Reclassification to evaluated properties	(516)	(173)
Total wells in progress and not subject to DD&A	$6,042	$1,146

As of December 31, 2014 and December 31, 2013, the Company had $6.04 million and $1.15 million of wells in progress, respectively. Wells in progress are related to certain wells in the Company’s core development program within the Northern Wattenberg field. The Company has capitalized and accrued approximately $5.73 million of costs through December 31, 2014 associated with these wells, which are currently in dispute.

The dispute relates to the Company’s interest in certain producing wells and the well operator’s assertion that the Company’s interest was reduced and/or eliminated as a result of a default or a farm-out agreement. Underlying the dispute is a Joint Operating agreement (“JOA”), which provides the parties with various rights and obligations.

On March 6, 2015, the Company filed a lawsuit against the operator. In its complaint, the Company seeks monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA. The operator has not yet responded to the complaint.

During 2014, the Company transferred $516,000 from wells-in progress to developed oil and natural gas properties for one of its other wells in Northern Wattenberg, when it became producing and economic. The amount transferred to producing properties represents 12.5% of the total 25% interest owned by the Company. The remaining 12.5% ownership in the well is currently being accrued at $491,000 for the authorization for expenditure to drill the wells, since the remaining ownership is being disputed by the mineral owners. The Company purchased the rights from both royalty owners which claimed ownership of the mineral rights. The Company has secured its 12.5% ownership by paying both owners $100,000 (total $200,000). The payment was recorded as an asset to obtain the right to the minerals. By securing the interest with both interest owners, the Company’s interest will remain at 25%.

The mineral owners are disputing the validity of an overriding royalty interest, and as a result, the operator of the well is currently holding revenues from the Company until the dispute is resolved. The Company believes the well is near payout and this should be resolved in the near future. The Company is currently accruing the remaining 12.5% authorization of expenditure and deferring the revenue in a suspense receivable account. The Company received notification that the dispute between the royalty owners has been settled. As a result, the Company is working with the operator to receive payment of its interest.

NOTE 6 - DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of December 31, 2014, the Company did not have any commodity derivative instruments. As of December 31, 2013, the Company maintained an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel.

The amount of gain (loss) recognized in income related to the Company’s derivative financial instruments was as follows (in thousands):

	For the Year Ended December 31,
	2014	2013
Realized loss on oil price hedges	$11	$(18)
Unrealized gain oil price hedges	$-	$2

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

Executive Compensation

In September 2013, the Company announced the appointment of Abraham Mirman as its new president. In connection with Mr. Mirman’s appointment, the Company entered into an employment agreement with Mr. Mirman (the “Mirman Agreement”). The Mirman Agreement provides for an incentive bonus package that, depending upon the relative performance of the Company’s Common Stock compared to the performance of stocks of certain peer group companies as measured from Mr. Mirman’s initial date of employment through December 31, 2014, may result in a cash bonus payment to Mr. Mirman of up to 3.0 times his base salary. The incentive bonus is recorded as a liability and valued at each reporting period. The Company engaged a third party to complete a valuation of this incentive bonus. As of December 31, 2014, the Company recorded a liability of $40,000 for accrued compensation. Mr. Mirman’s employment agreement was canceled and a new agreement was put in place on March 30, 2015. See Note 14— Subsequent Events.

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

The Company has no such derivative instruments at December 31, 2014.

Asset Retirement Obligation

The fair value of the Company’s asset retirement obligation liability is calculated at the point of inception by taking into account, the cost of abandoning oil and gas wells, which is based on the Company’s and/or Industry’s historical experience for similar work, or estimates from independent third-parties; the economic lives of its properties, which are based on estimates from reserve engineers; the inflation rate; and the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Consulting Agreement with Bristol Capital-ratchet down and revalue

On September 2, 2014, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Bristol Capital, LLC (“Bristol”). Pursuant to the Consulting Agreement, Bristol agreed to assist the Company in general corporate activities including but not limited to strategic planning; management and business operations; introductions to further its business goals; advice and services related to the Company’s growth initiatives; and any other consulting or advisory services the Company reasonably requests that Bristol provide to the Company. The Consulting Agreement has a term of three years. In connection with the Consulting Agreement and as compensation for the services to be provided by Bristol thereunder, the Company issued to Bristol a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.00 per share (the “Bristol Warrant”). In addition, the Company issued to Bristol an option to purchase up to 1,000,000 shares with no forfeitures provisions. The Bristol Option is intended as an alternative to the Bristol Warrant, and will automatically terminate upon and to the extent the Bristol Warrant is exercised. Likewise, if and to the extent the Bristol Option is exercised, the Bristol Warrant will terminate. If the Company has not registered the Common Shares underlying the Bristol Warrants within six months following the execution of the Consulting Agreement, Bristol may elect to terminate the Bristol Warrant and retain the Bristol Option, or to terminate the Bristol Option and retain the Bristol Warrant, but in either case may only retain either the Warrant or the Option. In no event will Bristol have the right to exercise, in whole or in part, the Bristol Warrant and/or Bristol Option for a number of shares in excess of 1,000,000. Each of the Bristol Warrant and the Bristol Option (whichever ultimately remains outstanding) has a term of five years. The Consulting Agreement does not include any cash payment. The agreement has a ratchet down provision for the exercise price which will reduce the exercise price if the Company enters into another consulting agreement with a lower exercise price. The Bristol warrant/ option will automatically ratchet down to the new price. The Company is carrying the warrant/option as a long-term derivative liability and will revalue the instrument every periodic period. The Company used a Black Scholes option pricing model to value the warrants/options which is equivalent to a binomial option pricing model calculation on September 2, 2014 using the following variables: (i) warrants/options issued 1,000,000 total (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price $1.47; (iii) exercise price $ 2.00; expected life of 5 years; volatility of 91.15%; risk free rate of 1.69% for a total value of $965,000, which was expensed immediately as a change in fair value of the Bristol derivative. On December 31, 2014, the Company revalued the warrants/option using the following variables: : (i) warrants/options issued 1,000,000 total (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price $0.72; (iii) exercise price $ 2.00; expected life of 4.67 years; volatility of 96.78%; risk free rate of 1.10% for a total value of $394,000, which adjusted the change in fair value valuation of the derivative by $571,000.

Convertible Debentures Conversion Derivative Liability

As of December 31, 2014, the Company had $6.84 million, net, in remaining Debentures, which are convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, or 3,423,233 underlying conversion shares. The debentures have elements of a derivative due to the potential for certain adjustments, including both the conversion option and the price protection embedded in the Debentures. The conversion option allows the Debenture holders to convert their Debentures to the underlying Common Stock at $2.00. Subject to certain adjustments, including the requirement to reset the conversion for any subsequent offering at a lower price per share amount. The Company values this conversion liability at each reporting period using a Monte Carlo pricing model.

The following table provides a summary of the fair values of assets and liabilities measured at fair value (in thousands):

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreement	$-	$-	$(40)	$(40)
Bristol warrant liability	-	-	(394)	(394)
Convertible debenture conversion derivative liability	-	-	(1,249)	(1,249)
Total liability, at fair value	$-	$-	$(1,683)	$(1,683)

December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Commodity derivative instruments	$-	$7	$-	$7
Total assets, at fair value	-	7	-	7

Liability
Executive employment agreement	$-	$-	$(145)	$(145)
Convertible debenture conversion derivative liability	$-	$-	$(605)	$(605)
Total liability, at fair value	$-	$-	$(750)	$(750)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2014 (in thousands):

	Conversion derivative liability	Bristol warrant liability	Incentive bonus	Total

Balance at December 31, 2013	$605	$-	$145	$750
Additional warrant liability	-	965	-	965
Change in fair value of liability	5,527	(571)	(105)	4,851
Reclassification from liability to equity	(4,883)	-	-	(4,883)
Balance at December 31, 2014	$1,249	$394	$40	$1,683

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ending December 31, 2014 and 2013.

NOTE 8 - LOAN AGREEMENTS

(thousands, except percentages)	As of December 31, 2014	As of December 31, 2013
10% Hexagon term loans	$-	$18,774
8% Convertible Debentures (due 2018; 8% weighted average interest rate)	6,846	15,580
Total	6,846	34,354
Unamortized debenture discount	(6)	(856)
Total debt, net of discount	6,840	33,498
Less: amount due within one year	-	(10,663)
Long-term debt due after one year	$6,840	$22,835

10% Term Loans

As of  December 31, 2013, the Company had an outstanding balance of $18.8 million on its three secured term loans with Hexagon, it’s then primary lender. The loans required the Company to make monthly payments of $225,000 consisting of interest and principal. On May 19, 2014, the Company received an extension from Hexagon of the maturity date under its term loans, from May 16, 2014 to August 15, 2014. In connection with the extension, the Company paid a forbearance fee of $250,000 which was recorded as deferred financing cost and amortized over the extension period of the term loans.

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

On September 2, 2014, the Company entered into the Final Settlement Agreement with Hexagon which replaced the First Settlement Agreement, pursuant to which, in exchange for full extinguishment of all amounts outstanding under the term loans (approximately $15.06 million in principal and interest as of the settlement date), the Company assigned Hexagon the collateral securing the term loans, which consisted of approximately 32,000 net acres including 17 producing wells that consisted of several economic wells which secured properties with PDP reserves and PUD reserves with a carrying value of approximately $16.62 million. The Company also conveyed $973,000 in asset retirement obligations (“ARO”) for the 17 active and several non-producing wells. In addition to the conveyance of oil and natural gas property, the Company issued to Hexagon 2,000 shares of 6% Conditionally Redeemable Preferred Stock with a par value of $0.0001, stated value of $1,000 and dividends paid on a quarterly basis valued at approximately $1.69 million at December 31, 2014. As a result of this conveyance, the Company recorded a loss on conveyance of property of $2.27 million.

The 2,000 shares of Conditionally Redeemable 6% Preferred Stock were issued on September 2, 2014 with a stated rate of $1,000 per share, par $0.0001. The shares were valued using the Monte Carlo projection model to determine the value of the preferred stock. The Company used the following inputs to calculate the valuation of the preferred stock at conveyance. The inputs consisted of a maturity range from 13.91 to 17.29 percent, redemption probability rate of 50%, and other probability weighted projected inputs including acquisitions, production, and other criteria that trigger a mandatory redemption.

8% Convertible Debentures

In numerous separate private placement transactions between February 2011 and October 2013, the Company issued an aggregate of approximately $15.6 million of Debentures, secured by mortgages on several of its properties. Outstanding debentures at December 31, 2013 was $14.7 million. The Debentures are currently convertible at the holders' option into shares of Common Stock at $2.00 per share, subject to certain adjustments which include a convertible option and price protection, and bear interest at an annualized rate of 8%, payable quarterly on each May 15, August 15, November 15 and February 15 in cash or, at the Company's option subject to certain conditions, in shares of Common Stock. The interest option price is calculated using a 10 day VWAP discounted by 5% and applied to the outstanding interest.

On January 31, 2014, the Company entered into a Debenture Conversion Agreement (the “Conversion Agreement”) with all of the holders of the Debentures. Pursuant to the terms of the Conversion Agreement, $9.00 million in Debentures (approximately $8.73 million of principal and $270,000 in interest) was converted by the holders to shares of Common Stock at a conversion price of $2.00 per share of Common Stock. In addition, the Company issued warrants to the Debenture holders to purchase one share of Common Stock for each share issued in connection with conversion of the Debentures, at an exercise price equal to $2.50 per share (see Inducement Expense, discussed below). As of December 31, 2014, the Company had $6.84 million, net, remaining Debentures which are convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, subject to certain standard adjustments.

At December 31, 2014 and December 31, 2013, the Company valued the conversion feature associated with the Debentures at $1.25 million and $605,000, respectively. The Company used the following inputs to calculate the valuation of the derivative as of December 31, 2014: volatility 70%; conversion price $2.00; stock price $2.25; and present value of conversion feature $0.47 per convertible share. For the year ended December 31, 2013, the Company valued the conversion derivative liability using the following inputs: volatility 70%, stock price $2.32, conversion price $4.25, risk free rate 0.38%, and present value of conversion feature of $0.17 per convertible share. The Company utilized a Monte Carlo model to value both conversion features. The Company transferred $4.88 million for the change in classification of liability to equity upon conversion of the debentures.

The Company’s failure to meet its obligations under the First Settlement Agreement with Hexagon constituted a default under the term loans, which in turn triggered an event of default under the Debentures. However, the holders of the Debentures waived their right to declare a default in respect of that matter through the extended maturity date.

The Debentures were to mature on January 15, 2015; however, as of the date of this filing, the Company has received waivers from each Debenture holders extending the maturity date thereunder to match the maturity date of the Credit Agreement to January 8, 2018.

Under the terms of the Conversion Agreement, the balance of the Debentures may be converted to Common Stock on the terms provided in the Conversion Agreement (including the terms related to the Warrants) at the election of the holder, subject to receipt of shareholder approval as required by NASDAQ continued listing requirements. The Company intends to present proposals to approve the conversion of the remaining outstanding Debentures at its 2015 annual meeting of shareholders.

Convertible Debenture Interest

During the year ended December 31, 2014, the Company elected to fund its interest payment for its convertible debentures with stock and issued 1,396,129 shares valued at approximately $1.19 million which is an add back to accrued expense in the cash flow and further disclosed in the supplemental disclosure. The interest was accrued for the period from November 15, 2013 to December 29, 2014.

Debenture Conversion Agreement

As of December 31, 2014, the Company has approximately $6.84 million, net, outstanding convertible debentures.

	Convertible Debentures	Convertible Debentures Debt Discount	Total
Balance at 12/31/2012	$(13,400,000)	$2,812,821	$(10,587,179)
Accretion of debt discount	-	(2,144,367)	(2,144,367)
Add: additional convertible debentures	(2,179,902)	187,082	(1,992,820)

Balance at 12/31/2013	$(15,579,902)	$855,536	$(14,724,366)
Accretion of debt discount	-	(472,068)	(472,068)
Less: conversion of convertible debenture	8,733,437	(377,079)	8,356,358
Balance at 12/31/2014	$(6,846,465)	$6,840	$(6,840,076)

Inducement Expense

On January 31, 2014, as discussed above, the Company entered into the Conversion Agreement with all of the holders of the Debentures. Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures outstanding as of January 30, 2014 immediately converted to shares of Common Stock at a price of $2.00 per common share. As additional inducement for the conversions, the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. The Company utilized a Black Scholes option price model, with a 3 year life and 65% volatility, risk free rate of 0.2%, and the market price of $3.05. The Company recorded an inducement expense of $6.66 million during the year ended December 31, 2014 for the Warrants. TR Winston acted as the investment banker for the Conversion Agreement and was compensated with 225,000 shares of Common Stock valued at a market price of $3.05 per share. During the year ended December 31, 2014, the Company valued the investment banker compensation at $686,000, which was expensed immediately.

Interest Expense

For the year ended December 31, 2014 and 2013, the Company incurred interest expense of approximately $4.84 million and $6.14 million, respectively, of which approximately $2.43 million and $4.85 million, respectively, were non-cash interest expense conveyed through property, amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in Common Stock.

NOTE 9 - COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation

At December 31, 2014, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of December 31, 2014 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Lilis Energy, Inc. v. Great Western Operating Company LLC, Eighth Judicial District Court for Clark County, Nevada, Case No. A-15-714879-B. On March 6, 2015, the Company filed a lawsuit against the operator. The dispute relates to the Company’s interest in certain producing wells and the well operator’s assertion that the Company’s interest was reduced and/or eliminated as a result of a default or a farm-out agreement. Underlying the dispute is the JOA which provides the parties with various rights and obligations. In its complaint, the Company seeks monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA. The operator has not yet responded to the complaint

The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Operating Leases

The Company leases an office space under a two year operating lease in Denver, Colorado and a one year operating lease in Melville, New York expiring in November 2015. Rent expense for the years ended December 31, 2014 and December 31, 2013, was $109,000 and $91,000, respectively. The Company will have minimum lease payments of $56,000 for the year ending December 31, 2015.

NOTE 10 - RELATED PARTY TRANSACTIONS

Abraham Mirman

The Company’s Chief Executive Officer (“CEO”) is an indirect owner of a group which converted approximately $220,000 of Debentures in connection with the $9.00 million of Debentures converted in January 2014, and was paid $10,000 in interest at the time of the Debenture conversion.

During the January 2014 private placement, Mr. Mirman entered into a subscription agreement with the Company to invest $500,000, for which Mr. Mirman will receive 250,000 shares of stock and 250,000 warrants. The subscription agreement will not be consummated until a shareholder meeting is conducted to receive the required approval to allow executives and board directors the ability to participate in the offering.

During the May 2014 Private Placement, Mr. Mirman invested $250,000, for which Mr. Mirman received 250 shares of Series A Preferred and 51,867 warrants.

In September 2013, the Company appointed Abraham Mirman as its President and in April 2014 he was appointed to serve as the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Mirman was employed by TR Winston as its Managing Director of Investment Banking and until September 2014 continued to devote a portion of his time to serving in that role. In connection with the appointment of Mr. Mirman, the Company and TR Winston amended the investment banking agreement in place between the Company and TR Winston at that time to provide that, upon the receipt by the Company of gross cash proceeds or drawing availability of at least $30.00 million, measured on a cumulative basis and including certain restructuring transactions, subject to the Company’s continued employment of Mr. Mirman, TR Winston would receive from the Company a lump sum payment of $1.00 million. Mr. Mirman’s compensation arrangements with TR Winston provided that upon TR Winston’s receipt from the Company of the lump sum payment, TR Winston would make a payment of $1.00 million to Mr. Mirman. The Board determined in September 2014 that the criteria for the lump sum payment had been met. Mr. Mirman also received, as part of his compensation arrangement with TR Winston, the 100,000 common shares of the Company that were issued to TR Winston in conjunction with the investment banking agreement.

G. Tyler Runnels

The Company has participated in several transactions with TR Winston, of which G. Tyler Runnels, currently a member of the Company’s board of directors, is chairman and majority owner. Mr. Runnels also beneficially holds more than 5% of the Company’s Common Stock, including the holdings of TR Winston and his personal holdings, and has personally participated in certain transactions with the Company.

On January 22, 2014, the Company paid TR Winston a commission equal to $486,000 (equal to 8% of gross proceeds at the closing of the January Private Placement). Of this $486,000 commission, $313,750 was paid in cash and $172,250 was paid in 86,125 Units. In addition, the Company paid TR Winston a non-accountable expense allowance of $182,250 (equal to 3% of gross proceeds at the closing of the January Private Placement) in cash. If the participation of certain of the Company’s current and former officers and directors, who remain committed, is approved by the Company’s shareholders, the Company will pay TR Winston an additional commission. The Units issued to TR Winston were the same Units sold in the January Private Placement and were invested in the January Private Placement.

TR Winston and G. Tyler Runnels, its majority owner, also participated as investors in the Debentures, and purchased an aggregate of $1.41 million in Debentures between February 2011 and June 2013.

TR Winston, as placement agent for the Debentures, received compensation in the form of 50,000 shares, valued at $230,000 on September 8, 2012. The Company is amortizing the $230,000 over the life of the loan as deferred financing costs. The Company amortized $134,000 of deferred financing costs into interest expense during the year ended December 31, 2013, and the remaining $51,000 during the year ended December 31, 2014.

On April 15, 2013, the Company entered into an amendment of the Debentures to extend their maturity dates from February 8, 2014 to May 16, 2014. In consideration for the extended maturity date, the Company provided the holders of the Debentures an additional security interest in 15,000 acres of its undeveloped acreage.

On April 16, 2013, the Company entered into an agreement with a family trust controlled by Mr. Runnels (the “personal trust”) to issue up to an additional $5.0 million in additional Debentures to existing Debenture holders, of which $1.5 million of would be issued on or before July 16, 2013. Between June 2013 through October 2013, the Company issued a total of $2.2 million in additional Debentures to existing Debenture holders. In November 2013, the Company paid TR Winston a commission of $40,000 in connection with the sale of these Debentures.

On January 31, 2014, the Company entered into the Conversion Agreement with all of the holders of the Debentures, including TR Winston and Mr. Runnels’ personal trust. Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures outstanding as of January 30, 2014 immediately converted to shares of Common Stock at a price of $2.00 per common share. As additional inducement for the conversions, the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. TR Winston acted as the investment banker for the Conversion Agreement and was compensated by issuing 225,000 shares of the Company’s Common Stock and valued at a market price of $3.05 per share. During the year ended December 31, 2014, the Company valued the investment banker compensation at $686,000, which was expensed immediately.

On May 19, 2014, the Company and the holders of the Debentures agreed to extend the maturity date under the Debentures until August 15, 2014, and on June 6, 2014, they agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015. In January 2015, the Company entered into an extension agreement which extends the maturity date of the Debentures until January 8, 2018. The maturity date of the Debentures now coincides with the maturity date of the Credit Agreement. Upon completion of the conversion of the remaining Debentures, TR Winston will be entitled to an additional commission.

On October 6, 2014, the Company entered into a letter agreement (the “Waiver”) with the holders of its Debentures, including TR Winston and Mr. Runnels’ personal trust. Pursuant to the Waiver, the holders of the Debentures agreed to waive any Event of Default (as that term is defined in the Debentures) that may have occurred prior to the date of the Waiver, including any default in connection with the Hexagon term loan, and to rescind and annul any acceleration or right to acceleration that may have been triggered thereby. In exchange for the Waiver, the Company agreed that TR Winston, as representative for the holders of the Debentures, would have the right to nominate two qualified individuals to serve on the Company’s Board. Mr. Runnels is one of the qualified nomination designees which TR Winston has elected to place on the board.

On March 28, 2014, the Company and TR Winston entered into a Transaction Fee Agreement in connection the May Private Placement. Pursuant to the Transaction Fee Agreement, the Company agreed to compensate TR Winston 5% of the gross proceeds of the May Private Placement, plus a $25,000 expense reimbursement. On April 29, 2014, the Company and TR Winston amended the Transaction Fee Agreement to increase TR Winston’s compensation to 8% of the gross proceeds, plus an additional 1% of the gross proceeds as a non-accountable expense reimbursement in addition to the $25,000 originally contemplated. All fees were netted against gross proceeds from the private placement.

On May 30, 2014, the Company paid TR Winston a commission equal to $600,000 (equal to 8% of gross proceeds at the closing of the May Private Placement). Of this $600,000 commission, $51,850 was paid in cash to TR Winston, $94,150 was paid in cash to other brokers designated by TR Winston, and remaining $454,000 was invested by TR Winston into shares of Preferred Stock. In addition, the Company paid TR Winston a non-accountable expense allowance of $75,000 (equal to 1% of gross proceeds at the closing of the May Private Placement) in cash.

From May 2013 the Company was party to a one-year, non-exclusive investment banking agreement with TR Winston, pursuant to which the Company issued to TR Winston 100,000 common shares, 900,000 warrants to purchase Common Stock. All warrants have a term of three years and a strike price of $4.25 per share, risk free rate of 0.20% and volatility at 63%. 250,000 warrants were valued at $94,000 using a Common Stock price $1.880 and 650,000 warrants were valued at $162,000 using a Common Stock price of $1.55. The Company expensed $153,000 in 2013 and the remaining $103,000 in 2014. The 100,000 shares of stock were originally valued at $160,000 which were revalued during each reporting period for a total value $137,000 of which $96,000 was expensed in 2013 and the remaining $41,000 was expensed in 2014.

On June 6, 2014, TR Winston executed a commitment to purchase or affect the purchase by third parties of an additional $15 million in Series A 8% Convertible Preferred Stock, to be consummated within ninety (90) days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed that, at the request of the Company’s board, TR Winston will purchase or effect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment.

Ronald D. Ormand

On March 20, 2014, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which MLV will act as the Company’s exclusive financial advisor. Ronald D. Ormand, currently a member of the Company’s board of directors as of February 2015, is the Managing Director and Head of Energy Investment Banking Group at MLV. The Engagement Agreement provides for a fee of $25,000 to be paid monthly to MLV, subject to certain adjustments and other specific fee arrangements in connection with the nature of financial services being provided. A total of $150,000 was paid to MLV in 2014.

Hexagon

Hexagon, the Company’s former primary lender, still also holds over 5% of the Company’s Common Stock. On April 15, 2013, the Company and Hexagon agreed to amend the term loans to extend their maturity dates to May 16, 2014. Pursuant to the amendment, Hexagon agreed to (i) reduce the interest rate under the term loans from 15% to 10% beginning retroactively with March 2013, (ii) permit the Company to make interest only payments for March, April, May, and June 2013, after which time the minimum secured term loan payment became $0.23 million, and (iii) forbear from exercising its rights under the term loan credit agreements for any breach that may have occurred prior to the amendment. In consideration for the extended maturity date, the reduced interest rate and minimum loan payment under the secured term loans, the Company provided Hexagon an additional security interest in 15,000 acres of its undeveloped acreage.

In addition, Hexagon and its affiliates had interests in certain of the Company’s wells independent of Hexagon’s interests under the term loans, for which Hexagon or its affiliates receive revenue and joint-interest billings.

In September 2014, the Company entered into the Hexagon Settlement, in exchange for extinguishment of all outstanding debt and accrued interest obligations owed to Hexagon. See Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations—Overview of 2014 and Recent Developments—Hexagon Settlement and —Results of Operations—Loss on Conveyance of oil and gas properties.

NOTE 11 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
U.S. Federal:
Current	$-	$-
Deferred	(5,279,080)	(2,314,920)

State and local:
Current	-	-
Deferred	(337,066)	(105,714)
	(5,616,146)	(2,420,634)
Change in valuation allowance	5,616,146	2,420,634
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Deferred tax assets:
Oil and gas properties and equipment	$-	$7,924,585
Net operating loss carry-forward	37,857,532	17,373,276
Share based compensation	1,290,482	4,369,953
Abandonment obligation	72,365	404,394
Derivative instruments	142,434	2,445
Accrued liabilities	132,574	96,469
Debt conversion costs	477,439	-
Other	28,937	(92,809)
Total deferred tax asset	40,001,763	30,078,313
Valuation allowance	(35,694,459)	(30,078,313)
Deferred tax asset , net of valuation allowance	$4,307,304	$-

Deferred tax liabilities:
Oil and gas properties and equipment	$(4,307,304)	$-
Total deferred tax liability	(4,307,304)	-
Net deferred tax asset (liability)	$-	$-

Reconciliation of the Company’s effective tax rate to the expected U.S. federal tax rate is:

	For the Year Ended December 31,
	2014	2013
Effective federal tax rate	34.00%	35.00%
State tax rate, net of federal benefit	2.17%	1.60%
Change in fair value derivative liability	-7.03%	2.75%
Conversion inducement expense	-8.47%	-%
Debt discount amortization	-1.08%	-9.07%
Change in rate	-1.28%	5.01%
Other permanent differences	1.44%	-.36%
Valuation allowance	-19.75%	-24.91%
Net	-%	-%

The Company is in the process of filing its federal and state tax returns for the years ended April 30, 2011, December 31, 2011, December 31, 2012, December 31, 2013, and December 31, 2014. The net operating losses for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2014 and 2013, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $104.66 million and $76.55 million, respectively, available to offset future taxable income. To the extent not utilized, the net operating loss carry-forwards as of December 31, 2014 will expire beginning in 2027. The net operating loss carryovers may be subject to reduction or limitation by application of Internal Revenue Code Section 382 from the result of ownership changes. A full Section 382 analysis has not been prepared and the Company's net operating losses could be subject to limitation under Section 382.

In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both positive and negative. Management had no positive evidence to consider. Negative evidence considered by management includes cumulative book and tax losses in recent years, forecasted book and tax losses, no taxable income in available carryback years, and no tax planning strategies contemplated to realize the valued deferred tax assets.

As of December 31, 2014 and 2013, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use the Company’s deferred tax assets and determined that it is not more-likely-than-not that the deferred tax assets would be realized in the near future. Therefore, the Company recorded a full valuation allowance of approximately $35.7 million and $30.1 million on its deferred tax assets as of December 31, 2014 and 2013, respectively.

NOTE 12 - SHAREHOLDERS’ EQUITY

As of December 31, 2014, the Company has 100,000,000 shares of Common Stock authorized, 10,000,000 shares of Series A Preferred Stock, and 7,000 shares of Conditionally Redeemable 6% Preferred Stock authorized. Of the shares authorized, 26,988,240 shares of Common Stock, 7,500,000 shares of Series A Preferred Stock, and 2,000 shares of Conditionally Redeemable 6% Preferred Stock were issued and outstanding.

During the year ended December 31, 2014, the Company issued 9,348,213 shares of Common Stock including 2,959,125 issued in connection with the January 2014 Private Placement, 4,366,726 shares issued in connection with the January 2014 conversion of convertible Debentures, 225,000 shares issued for placement fees in connection with the January 2014 convertible Debentures conversion, 1,396,129 shares issued for interest owed in connection with outstanding convertible Debentures, 327,901 shares issued for the vesting of restricted stock grants to employees, board members, or consultants, and 90,000 shares issued to consultants for professional services received. The Company reduced the total common shares outstanding at December 31, 2014 by 2,048,542 shares as a result of an adjustment for restricted stock granted which was forfeited before it vested. The total shares of Common Stock then increased during the year ended December 31, 2014 by 7,316,339, net of the adjustment for restricted stock.

During the year ended December 31, 2013, the Company issued 1,277,499 shares of Common Stock, including 636,282 shares to pay interest on convertible Debentures, 100,000 paid to TR Winston, and 596,215 shares of Common Stock as restricted stock grants to employees, board members, or consultants.

January 2014 Private Placement

In January 2014, the Company entered into and closed a series of subscription agreements with accredited investors, pursuant to which the Company issued an aggregate of 2,959,125 units, with each unit consisting of (i) one share of Common Stock for $2.00 a share and (ii) one three-year warrant to purchase one share of Common Stock at an exercise price equal to $2.50 per share (together, the “Units”), for a purchase price of $2.00 per Unit, for aggregate gross proceeds of $5.24 million (the “January Private Placement”).  The warrants became exercisable in July 2014. As of February 23, 2015, neither the Common Stock issued in the January Private Placement nor the Common Stock underlying the warrants has been registered for resale. The Company intends to file a resale registration statement during the year 2015 that will cover the Common Stock issued in the private placement and the Common Stock underlying the warrants. The Company valued the warrants within the Unit, utilizing a Black Scholes Option Pricing Model using a volatility calculation of 65%, risk free rate at the date of grant, and a 3 year term, the relative fair value allocated to warrants were approximately $1.68 million. The Company paid TR Winston 243,000 warrants valued using the Black Scholes option model at $203,000 and cash of approximately $668,000 million in financing fees to TR Winston, of which approximately $172,000 was reinvested into the private placement.

Series A 8% Convertible Preferred Stock

On May 30, 2014, the Company consummated a private placement of 7,500 shares of Series A Preferred Stock, along with detachable warrants to purchase up to 1,556,017 shares of Common Stock, at an exercise price of $2.89 per share, for aggregate gross proceeds of $7.50 million. The Series A Preferred Stock has a par value of $0.0001 per share, a stated value of $1,000 per share, a conversion price of $2.41 per share, and a liquidation preference to any junior securities. Except as otherwise required by law, holders of Series A Preferred Stock shall not be entitled to voting rights, except with respect to proposals to alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, authorize or create any class of stock ranking senior to the Series A Preferred Stock as to dividends, redemption or distribution of assets upon liquidation, amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Preferred Stock holder, or increase the number of authorized Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to receive a dividend payable, at the election of the Company (subject to certain conditions as set forth in the Certificate of Designations), in cash or shares of Common Stock, at a rate of 8% per annum payable a day after the end of each quarter. The Series A Preferred Stock is convertible at any time at the option of the holders, or at the Company’s discretion when the Common Stock trades above $7.50 for ten consecutive days with a daily dollar trading volume above $300,000. In addition, the Company has the right to redeem the shares of Series A Preferred Stock, along with any accrued and unpaid dividends, at any time, subject to certain conditions as set forth in the Certificate of Designations. In addition, holders of the Series A Preferred Stock can require the Company to redeem the Series A Preferred upon the occurrence of certain triggering events, including (i) failure to timely deliver shares of Common Stock after valid delivery of a notice of conversion by the holder; (ii) failure to have available a sufficient number of authorized and unreserved shares of Common Stock to issue upon conversion; (iii) the occurrence of certain change of control transactions; (iv) the occurrence of certain events of insolvency; and (v) the ineligibility of the Company to electronically transfer its shares via the Depository Trust Company or another established clearing corporation.

The Series A Preferred Stock is classified as equity based on the following criteria: i) the redemption of the instrument at the control of the Company; ii) the instrument is convertible into a fixed amount of shares at a conversion price of $2.41; iii) the instrument is closely related to the underlying Company’s Common Stock; iv) the conversion option is indexed to the Company’s stock; v) the conversion option cannot be settled in cash and only can be redeemed at the discretion of the Company; vi) and the Series A Preferred Stock is not considered convertible debt.

In connection with the issuance of the Series A Preferred Stock, the Company also issued a warrant for 50% of the amount of shares of Common Stock into which the Series A Preferred Stock is convertible.

In connection with issuance of the Series A Preferred Stock, the beneficial conversion feature (“BCF”) was valued at $2.21 million and the fair value of the warrant was valued at $1.35 million. The aggregate value of the Series A Preferred Stock and warrant, valued at $3.56 million, was considered a deemed dividend and the full amount was expensed immediately. The Company determined the transaction created a beneficial conversion feature which is calculated by taking the net proceeds of $6.79 million and valuing the warrants as of May 2014, utilizing a Black Scholes option pricing model. The inputs for the pricing model are: $2.48 market price per share; exercise price of $2.89 per share; expected life of 3 years; volatility of 70%; and risk free rate of 0.20%. The Company calculated the total consideration given to be $8.40 million comprised of $6.80 million for the Series A Preferred and $1.6 million for the warrants. The Company deemed the value of the beneficial conversion feature to be $2.21 million and immediately accreted that amount as a deemed dividend. As of December 31, 2014, the Company has accrued a cumulative dividend for $150,000, which was paid fully in January 2015.

Conditionally Redeemable 6% Preferred Stock

In August 2014, the Company designated 2,000 shares of its authorized preferred stock as Conditionally Redeemable 6% Preferred Stock (“Redeemable Preferred”). All 2,000 shares of Redeemable Preferred were issued in September 2014, pursuant to the Settlement Agreement with Hexagon. The Redeemable Preferred has the same par value and stated value characteristics as the Series A Preferred Stock, yet the Conditionally Redeemable 6% Preferred Stock is not convertible into Common Stock or any other securities of the Company. Except as otherwise required by law, holders of the Redeemable Preferred shall not be entitled to voting rights.

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. As of December 31, 2014, the Company accrued $30,000 of accrued dividends during the period which was paid in full during January 2015. The total outstanding Redeemable Preferred was valued at approximately $1.69 million at December 31, 2014.

Consulting Agreements

In January 2014, the Company entered into a consulting agreement with Market Development Consulting Group, Inc. (“MDC”), a public relations company. The agreement provided for the issuance by the Company of 90,000 shares of Common Stock, 350,000 warrants to purchase common shares, and cash of $5,000 a month.

The 90,000 shares of Common Stock were issued on February 7, 2014 with an original market price of $3.35 for a total value of $302,000. The fair value of the shares amortized over the life of the contract, or until December 31, 2014 which were revalued at each reporting period. As of December 31, 2014, all of the shares have vested for a total value of $264,000.

The 350,000 warrants were valued using the Black Scholes option pricing model with the following inputs: assumed stock price $2.33; strike price $2.33 for 250,000 and $2.00 for 100,000 warrants; volatility 91%; risk free rate of 1.0%; and expected life of 5 years. The valuation yielded a value of approximately $575,000. The warrants vested immediately and the value was recognized as stock based non-employee compensation on the date of grant.

In January 2013, the Company entered into two separate consulting agreements, one with MDC and one with a financial advisory firm. Each agreement provided for the issuance by the Company of 200,000 warrants for a total of 400,000 warrants, with an exercise price of $4.25 and a total valuation of $266,000. The shares vested 25% on March 31, 2013 and will vest 25% for each quarter thereafter. The Company is valuing the warrants each quarter based on their vesting schedule, and including the amount associated with such vesting warrants as an expense in the period of vesting.  During the year ended December 31, 2013, the Company recognized a total expense of $266,000 for both of the consulting agreements.

Investment Banking Agreement

From May 2013, the Company was party to a one-year, non-exclusive investment banking agreement with TR Winston, pursuant to which the Company issued to TR Winston 100,000 common shares, 900,000 warrants to purchase Common Stock. All warrants have a term of three years and a strike price of $4.25 per share, risk free rate of 0.20% and volatility at 63%. 250,000 warrants were valued at approximately $94,000 using a Common Stock price $1.88 and 650,000 warrants were valued at approximately $162,000 using a Common Stock price of $1.55. The Company expensed $153,000 in 2013 and the remaining $103,000 in 2014. The 100,000 shares of stock were originally valued at approximately $160,000 which were revalued during each reporting period for a total value $137,000 of which $96,000 was expense in 2013 and the remaining $41,000 was expensed in 2014.

Consulting Agreement with Bristol Capital

On September 2, 2014, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Bristol Capital, LLC (“Bristol”). Pursuant to the Consulting Agreement, Bristol agreed to assist the Company in general corporate activities including but not limited to strategic planning; management and business operations; introductions to further its business goals; advice and services related to the Company’s growth initiatives; and any other consulting or advisory services the Company reasonably requests that Bristol provide to the Company. The Consulting Agreement has a term of three years. In connection with the Consulting Agreement and as compensation for the services to be provided by Bristol thereunder, the Company issued to Bristol a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.00 per share (the “Bristol Warrant”). In addition, the Company issued to Bristol an option to purchase up to 1,000,000 shares with no forfeitures provisions. The Bristol Option is intended as an alternative to the Bristol Warrant, and will automatically terminate upon and to the extent the Bristol Warrant is exercised. Likewise, if and to the extent the Bristol Option is exercised, the Bristol Warrant will terminate. If the Company has not registered the Common Shares underlying the Bristol Warrants within six months following the execution of the Consulting Agreement, Bristol may elect to terminate the Bristol Warrant and retain the Bristol Option, or to terminate the Bristol Option and retain the Bristol Warrant, but in either case may only retain either the Warrant or the Option. In no event will Bristol have the right to exercise, in whole or in part, the Bristol Warrant and/or Bristol Option for a number of shares in excess of 1,000,000. Each of the Bristol Warrant and the Bristol Option (whichever ultimately remains outstanding) has a term of five years. The Consulting Agreement does not include any cash payment. The agreement has a ratchet down provision for the exercise price which will reduce the exercise price if the Company issues securities under another consulting agreement with a lower exercise price.  The Bristol warrant/ option will automatically ratchet down to the new price. The Company is carrying the warrant/option as a long-term derivative liability and will revalue the instrument every periodic period. The Company used a Black Scholes option pricing model to value the warrants/options which is equivalent to a binomial option pricing model calculation on September 2, 2014 using the following variables: (i) warrants/options issued 1,000,000 total (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price $1.47; (iii) exercise price $ 2.00; expected life of 5 years; volatility of 91.15%; risk free rate of 1.69% for a total value of $965,000, which was expensed immediately.  On December 31, 2014, the Company re-valued the warrants/option using the following variables: : (i) warrants/options issued 1,000,000 total (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price $0.72; (iii) exercise price $ 2.00; expected life of 4.67 years; volatility of 96.78%; risk free rate of 1.10% for a total value of $394,000, which resulted in a gain on the change in fair value valuation of the derivative by approximately $571,000 and recorded in other income.

Convertible Debenture Interest

During the years ended December 31, 2014 and 2013, the Company issued 1,396,129 and 636,282 and shares, respectively for payment of yearly interest expense on the convertible debentures valued at $1.19 and $1.17 million, respectively.  The interest option price is calculated using a 10 day VWAP discounted by 5% and applied to the outstanding interest.

Warrants

A summary of warrant activity for the twelve months ended December 31, 2014 and 2013:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2013	5,638,900	$7.04
Granted	1,216,263	4.25
Exercised, forfeited, or expired	(81,250)	(6.00)
Outstanding at December 31, 2013	6,773,913	5.24
Warrants issued in connection with conversion of debt	4,500,011	2.50
Warrants issued in connection with January 2014 private placement	2,959,125	2.50
Warrants issued to TR Winston as placement fee in January 2014 private placement	243,000	2.50
Warrants issued with Series A Preferred shares in May 2014	1,556,017	2.89
Warrants issued to Bristol (consultant)	1,000,000	2.00
Warrants issued to MDC (consultant)	100,000	2.00
Warrants issued to MDC (consultant)	250,000	2.33
Exercised, forfeited, or expired	(375,000)	(2.50)
Outstanding at December 31, 2014	17,007,065	$3.59

The aggregate intrinsic value associated with outstanding warrants was zero at December 31, 2014 and 2013, respectively, as the strike price of all warrants exceeded the market price for Common Stock, based on the Company’s closing Common Stock price of $0.72 and $2.32, respectively. The weighted average remaining contract life as of December 31, 2014 was 1.71 years, and 1.56 years as of December 31, 2013.

During the year ended December 31, 2014 and 2013, the Company issued warrants to purchase Common Stock for professional services. The warrants were valued using a Black Sholes model and $ 678,000 and $515,000 were expensed immediately for the years ended December 31, 2014 and 2013, respectively.

NOTE 13 - SHARE BASED AND OTHER COMPENSATION

Share-Based Compensation

In September 2012, the Company adopted the 2012 Equity Incentive Plan (the “EIP”). The EIP was amended by the stockholders on June 27, 2013 to increase the number of shares of Common Stock available for grant under the EIP from 900,000 shares to 1,800,000 shares and again on November 13, 2013 to increase the number of shares of Common Stock available for grant under the EIP from 1,800,000 shares to 6,800,000 shares and to increase the number of shares of Common Stock eligible for grant under the EIP in a single year to a single participant from 1,000,000 shares to 3,000,000 shares. Each member of the board of directors and the management team has been periodically awarded stock options and/or restricted stock grants, and in the future may be awarded such grants under the terms of the EIP.

The value of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the year ended December 31, 2014, the Company granted 324,860 shares of restricted Common Stock and 2,150,000 stock options, to employees, directors and consultants. Also during the year ended December 31, 2014, the Company forfeited 390,667 shares of restricted Common Stock and 2,366,667 stock options previously issued under in connection with the termination of certain employees, directors and consultants. As a result, the Company currently has 1,630,667 restricted shares and 3,583,333 options to purchase common shares outstanding to employees and directors. Options issued to employees vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds.

Compensation Costs

	As of December 31, 2014			As of December 31, 2013
(Dollar amounts in thousands)	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed	$1,242	$515	$1,757	$447	$865	$1,312
Unamortized stock-based compensation costs	$243	$107	$350	$1,368	$340	$1,708
Weighted average amortization period remaining*	2.75	1.01		2.85	2.15

* Only includes directors and employees which the options vest over time instead of performance criteria which the performance criteria has not been met as of December 31, 2014.

	As of December 31,
Statement of Cash Flows:	2014	2013
Common stock issued to investment bank for fees related to conversion of convertible debentures	$686,250	$-
Equity instruments issued for services and compensation	2,739,699	1,986,685
Bristol warrant liability	965,016	-
Total non-cash compensation in Statement of Cash Flows	$4,390,965	$1,986,685

Statement of Stockholder’s Equity :
Common stock issued for placement fees in connection with January 2014 conversion of convertible debt	$686,250	$-
Stock based compensation for vesting of restricted stock	514,804	857,123
Stock based compensation for issuance of stock options	1,242,256	455,056
Common stock issued for professional services	305,049	-
Fair value of warrants issued for professional services	677,590	514,506
Common stock issued in connection with Investment Banking Agreement	-	160,000
Total non-cash compensation in Statement of Stockholders’ Equity	3,425,949	1,986,685
Non-equity (derivative ) Bristol Warrant	965,016	-
Total non-cash compensation	$4,390,965	$1,986,685

Restricted Stock

A summary of restricted stock grant activity for the years ended December 31, 2014 and 2013 are presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2013	1,730,710	2.44

Granted	596,215	1.89
Issued	(196,008)	2.33
Forfeited	(106,542)	2.03
Outstanding at December 31, 2013	2,024,375	2.30

Granted	324,860	2.66
Issued	(327,901)	1.88
Forfeited	(390,667)	2.27
Oustanding at December 31, 2014	1,630,667	2.44

As of December 31, 2014, total unrecognized compensation cost related to the 99,166 unvested shares was approximately $169,000, which is expected to be recognized over a weighted-average remaining service period of 2 years.

During the year ended December 31, 2014 and 2013, the Company issued restricted stock for professional services. The restricted stock issued was valued at the fair market value at the date of grant and vested over the useful life of the service contract. During the years ended December 31, 2014 and 2013 the Company amortized $515,000 and $815,000, respectively relating to these contracts.

Employment and Separation Agreements

W. Phillip Marcum

In April 2014, the Company entered into a separation agreement (the “Marcum Agreement”) with W. Phillip Marcum, its former Chief Executive Officer, in connection with his resignation from his positions with the Company. The Marcum Agreement provides, among other things, that, consistent with his resignation for good reason under his Employment Agreement, the Company would pay him 12 months of severance through payroll continuation, in the gross amount of $220,000, less all applicable withholdings and taxes, that all stock options held by Mr. Marcum as of the time of his termination would immediately vest, and that Mr. Marcum would remain eligible to receive any performance bonus granted by the Company to its senior executives with respect to Company and/or executive performance in 2013. In addition, the Marcum Agreement provides that the Company would pay Mr. Marcum $150,000 in accrued base salary for his service in 2013, less all applicable withholdings and taxes, in exchange for Mr. Marcum’s forfeiture of the 93,750 shares of unvested restricted Common Stock of the Company that was issued to Marcum in June 2013 in lieu of such base salary. Mr. Marcum may elect to apply amounts payable under the Marcum Agreement against his commitment to invest $125,000 in the Company’s previously disclosed private offering, upon shareholder approval of the participation of the Company’s officers and directors in that offering. The Marcum Agreement also contains certain mutual non-disparagement covenants, as well as certain mutual confidentiality, non-solicitation and non-compete covenants. In addition, Mr. Marcum and the Company each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or presently may have, including claims relating to Mr. Marcum’s employment. The Marcum Agreement effectively terminated the previously disclosed Employment Agreement entered into between Mr. Marcum and the Company, dated as of June 25, 2013, and all items were immediately accrued.

In connection with the Marcum Agreement, the Company reversed the 200,000 unvested options previously issued to Mr. Marcum valued at approximately $0.07 million, and reissued fully vested options, which it valued utilizing the Black Scholes option pricing model at $0.42 million. The Company used a Black Scholes option pricing model to value the 200,000 options which Mr. Marcum retained using the following variables: i) 200,000 options; ii) stock price $ 3.50; iii) strike price $1.60; volatility 65%; and a total value of approximately $420,000 which was expensed immediately since under the terms of the Marcum Agreement, the Company was not to be provided any additional services.

Robert A. Bell

On May 1, 2014, Robert A. Bell entered into an employment agreement with the Company, pursuant to which he became the President and Chief Operating Officer. On August 1, 2014, the Company entered into a separation agreement with Mr. Bell (the “Separation Agreement”). The Separation Agreement provides, among other things, that the Company would pay to Mr. Bell an aggregate of $100,000 in cash and issue to Mr. Bell 66,667 shares of Common Stock, in addition to satisfying the Company’s obligation to pay Mr. Bell $100,000 in cash and issue to Mr. Bell 33,333 shares of Common Stock. The Separation Agreement also contains certain mutual covenants, and reaffirms the survival of certain confidentiality provisions contained in Mr. Bell’s employment agreement. In addition, Mr. Bell and the Company each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or presently may have, including claims relating to Mr. Bell’s employment. The total amount of $206,000 was expensed in 2014.

In connection with the termination of his employment, Mr. Bell forfeited the 1,500,000 stock options that were unvested at the time of his termination and the Company reversed $108,000.

A ..Bradley Gabbard

In May 2014, in connection with his resignation as CFO of the Company, A. Bradley Gabbard forfeited the 200,000 options that were unvested at the time of his termination, in accordance with the terms of the EIP. At the date of his resignation, the Company recorded a credit of approximately $0.07 million into the shareholder employee compensation expense account. Additionally, Mr. Gabbard forfeited his 52,084 shares of unvested restricted stock, for which the Company recorded a reversal of approximately $59,000.

Board of Directors

In October 2013, the Company granted each of its independent directors 200,000 non-statutory options to purchase Common Stock at an exercise price of $2.05 per share, equal to the closing price at October 24, 2013. The options vest one-third for the next three years on the anniversary grant date. The value of the 600,000 options at grant date was $0.64 million and will be amortized over the vesting period.

In connection with execution of an amended independent agreement, each director also agreed to receive 31,250 shares of restricted Common Stock in lieu of a portion of their cash salaries, to vest on April 15, 2014. In December 2014, the Company issued each director 31,250 shares (total for three directors 93,750 shares) for a value of $150,000.

During 2014, the Company granted 650,000 options to purchase Common Stock to certain officer and directors, net of 1.50 million options granted and forfeited in 2014 described in more detail above. Additionally, the Company cancelled 867,000 options for certain officer’s directors that are no longer with the Company.

Stock Options

A summary of stock options activity for the years ended December 31, 2014 and 2013 is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2013	-

Granted	3,800,000	$2.02	933,333	$4.28
Exercised	-
Forfeited or cancelled	-
Outstanding at December 31, 2013	3,800,000	$2.02	933,333	$4.28

Granted	2,150,000	$2.68	450,000	$4.17
Exercised	-
Forfeited or cancelled	(2,366,667)	$(2.39)	-	-
Outstanding at December 31, 2014	3,583,333	$2.16	1,383,333	$4.24

As of December 31, 2014, total unrecognized compensation costs relating to the outstanding options was $243,000, which is expected to be recognized over the remaining vesting period of approximately 33 months.

The outstanding options do not have any intrinsic value at year end, as their weighted average price is greater than the trading price at December 31, 2014. The average life of the options is 3 years and has no intrinsic value as of December 31, 2014.

During the year ended December 31, 2014 and 2013, the Company issued stock options to purchase Common Stock to certain Officers and Directors. The options are valued using a Black Scholes model and amortized over the life of the option. During the years ended December 31, 2014 and 2013 the Company amortized $515,000 and $815,000, respectively relating to options outstanding.

NOTE 14- SUBSEQUENT EVENTS

Debenture Conversion and Extension

As discussed in detail above, the Company entered into a Conversion Agreement, with all of the holders of its Debentures to convert more than half of the then outstanding Debentures immediately to Common Stock. The balance of the Debentures were set to mature on January 15, 2015; however, in connection with the Company’s entry into the Credit Agreement in January 2015, as of the date of the report, the Company has entered into an extension agreement with the holders of the Debentures, which extends the maturity date until January 8, 2018. The maturity date now coincides with the maturity date of the Credit Agreement.

Heartland Bank Credit Agreement

On January 8, 2015, the Company entered into a credit agreement with Heartland Bank (the “Credit Agreement”) which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of the Company, subject to certain conditions, pursuant to an accordion advance provision in the Credit Agreement. The availability of additional funds is subject to the discretion of the lenders, and is generally based on the value of the Company’s proved developed producing (“PDP”) and proved undeveloped (“PUD”) reserves. The Company intends to use proceeds borrowed under the Credit Agreement to fund producing property acquisitions in North America, drill wells in the core of the Company’s lease positions and to fund working capital.

May Private Placement

Also discussed in detail above, in connection with the May Private Placement, on June 6, 2014, TR Winston executed a commitment to purchase or affect the purchase by third parties of an additional $15 million in Preferred Stock, to be consummated within ninety days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed to purchase or affect the purchase by third parties of an additional $7.5 million in Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment.

Employment Agreements

On March 30, 2015, the Company entered into an amended and restated employment agreement (the “CEO Agreement”) with Mr. Mirman which provides for a three-year term and an annual salary of $350,000. Additionally, as of the effective date of the CEO Agreement (the “Effective Date”), Mr. Mirman was (i) granted 100,000 restricted shares of the Company’s Common Stock; (ii) paid a cash signing bonus of $100,000; and (iii) granted an incentive stock option to purchase up to 2,000,000 shares of the Company’s Common Stock, which option vests in equal installments as of the Effective Date through the second anniversary of the Effective Date. The CEO Agreement also provides for Mr. Mirman to receive a cash incentive bonus if certain production thresholds are achieved by the Company. In addition, the CEO Agreement provides for the payment of severance to Mr. Mirman in connection with termination of his employment in certain circumstances, including termination by the Company without “cause” or upon Mr. Mirman’s resignation for “good reason,” in each case subject to Mr. Mirman’s execution, non-revocation and delivery of a release agreement.

In March 2015, the Company announced the appointment of Kevin Nanke as its new Executive Vice President and Chief Financial Officer. The employment agreement provides, among other things, that Mr. Nanke will receive an annual salary of $240,000. Additionally, as of the effective date of the employment agreement (the “Effective Date”), Mr. Nanke was (i) granted 100,000 restricted shares of the Company’s Common Stock; (ii) paid a cash signing bonus of $100,000; and (iii) granted an incentive stock option to purchase up to 750,000 shares of the Company’s Common Stock, which option vests in equal installments on each of the next three anniversaries of the Effective Date. Mr. Nanke will also receive a cash incentive bonus if certain production thresholds are achieved by the Company and a performance bonus of $100,000 if the Company achieves certain goals set forth in the employment agreement. In addition, Mr. Nanke’s employment agreement provides for the payment of severance to Mr. Nanke in connection with termination of his employment in certain circumstances, including termination by the Company without “cause” or upon Mr. Nanke’s resignation for “good reason,” in each case subject to Mr. Nanke’s execution, non-revocation and delivery of a release agreement.

In March 2015, the Company entered into an employment agreement with Ariella Fuchs, for services to be performed as General Counsel to the Company. The employment agreement provides for an annual base salary of $230,000. Additionally, as of the effective date of the employment agreement (the “Effective Date”), Ms. Fuchs was granted (i) 50,000 restricted shares of the Company’s Common Stock and (ii) an incentive stock option to purchase up to 300,000 shares of the Company’s Common Stock, which option vests in equal installments on each of the next three anniversaries of the Effective Date. Ms. Fuchs will also receive a cash incentive bonus if certain production thresholds are achieved by the Company. In addition, the employment agreement provides for the payment of severance to Ms. Fuchs in connection with termination of her employment in certain circumstances, including termination by the Company without “cause” or upon Ms. Fuchs’ resignation for “good reason,” in each case subject to Ms. Fuchs’ execution, non-revocation and delivery of a release agreement.

NOTE 15- SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The following table sets forth information for the years ended December 31, 2014 and 2013 with respect to changes in the Company's proved (i.e. proved developed and undeveloped) reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)
December 31, 2012	351,100	407,410
Purchase of reserves	7,825	-
Revisions of previous estimates	512,023	2,238,788
Extensions, discoveries	36,325	-
Sale of reserves	(12,848)	(17,076)
Production	(51,706)	(64,845)
December 31, 2013	842,719	2,564,277
Purchase of reserves	-	-
Revisions of previous estimates	(127,574)	(862,412)
Extensions, discoveries	579,991	2,715,870
Sale/conveyance of reserves	(361,901)	(102,540)
Production	(33,508)	(77,954)
December 31, 2014	899,727	4,237,241

Proved Developed Reserves, included above:
Balance, December 31, 2012	213,306	186,017
Balance, December 31, 2013	170,531	313,358
Balance, December 31, 2014	50,185	197,146
Proved Undeveloped Reserves, included above:
Balance, December 31, 2012	137,555	221,314
Balance, December 31, 2013	672,188	2,250,920
Balance, December 31, 2014	849,542	4,040,095

As of December 31, 2014 and December 31, 2013, the Company had estimated proved reserves of 899,727 and 842,719 barrels of oil, respectively and 423,724 and 427,380 thousand cubic feet ("MCF") of natural gas converted to BOE, respectively.  The Company’s reserves are comprised of 56% and 66% crude oil and 44% and 34% natural gas on an energy equivalent basis, as of December 31, 2014 and December 31, 2013, respectively.

The following values for the December 31, 2014 and December 31, 2013 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31; resulting in a natural gas price of $6.70 and $4.31 per MMBtu (NYMEX price), respectively, and crude oil price of $82.77 and $89.56 per barrel (West Texas Intermediate price), respectively. All prices are then further adjusted for transportation, quality and basis differentials.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves:

	For the Year Ended December 31,
	(in thousands)
	2014	2013
Future oil and gas sales	$96,165	$86,521
Future production costs	(22,895)	(22,095)
Future development costs	(28,388)	(21,980)
Future income tax expense (1)	-	-
Future net cash flows	44,882	42,446
10% annual discount	(21,628)	(19,104)

Standardized measure of discounted future net cash flows	$23,254	$23,342

The principal sources of change in the standardized measure of discounted future net cash flows are (in thousands):

	2014	2013
Balance at beginning of period	$23,342	$15,422
Sales of oil and gas, net	(1,722)	(3,172)
Net change in prices and production costs	(262)	(879)
Net change in future development costs	2,781	(20,311)
Extensions and discoveries	16,137	686
Acquisition of reserves	-	202
Sale / conveyance of reserves	(11,514)	(643)
Revisions of previous quantity estimates	(7,842)	30,968
Previously estimated development costs incurred	-	-
Net change in income taxes	-	-
Accretion of discount	2,334	1,864
Other	-	(795)
Balance at end of period	$23,254	$23,342

(1)	Calculations of the standardized measure of discounted future net cash flows include the effect of estimated future income tax expenses for all years reported. The Company expects that all of its Net Operating Loss’ (“NOL”) will be realized within future carry forward periods. All of the Company's operations, and resulting NOLs, are attributable to its oil and gas assets. There were no taxes in any year as the tax basis and NOLs exceeded the future net revenue.

A variety of methodologies are used to determine the Company’s proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

