Form 10-K/A
period 2014-12-31
LILIS ENERGY, INC.
filed 2015-04-30
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 001-35330

Lilis Energy, Inc.

(Name of registrant as specified in its charter)

NEVADA	74-3231613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 16th Street, Suite #1350, Denver, CO 80202

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code:  (303)-893-9000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the fiscal quarter ending June 30, 2014: $31,645,000

As of April 30, 2015, 29,068,908 shares of the registrant’s Common Stock were outstanding.

TABLE OF CONTENTS

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13.	Certain Relationships and Related Transactions, and Director Independence	24
Item 14.	Principal Accountant Fees and Services	28

PART IV

Item 15.	Exhibits and Financial Statement Schedules	29

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (“Amended Report”) is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015 (the “2014 10-K”), to include information previously omitted from the 2014 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s 2014 fiscal year.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Lilis Energy, Inc. as “Lilis,” “us,” “we,” “our” and the “Company” in this report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of the persons who are our directors and executive officers as of April 30, 2015:

Name	Age	Position
Nuno Brandolini	61	Chairman of the Board of Directors
Abraham “Avi” Mirman	45	Chief Executive Officer, Director
General Merrill McPeak	79	Director
Ronald D. Ormand	56	Director
G. Tyler Runnels	59	Director
Kevin K. Nanke	50	Executive Vice President and Chief Financial Officer
Eric Ulwelling	37	Principal Accounting Officer and Controller
Ariella Fuchs	33	General Counsel

Nuno Brandolini: Chairman of the Board of Directors. Mr. Brandolini was appointed to the board of directors (the “Board” or the “Board of Directors”) in February 2014, and became chairman in April 2014. Mr. Brandolini served as a member of the general partner of Scorpion Capital Partners, L.P., a private equity firm organized as a small business investment company (SBIC) until June 2014. Prior to forming Scorpion Capital and its predecessor firm, Scorpion Holding, Inc., in 1995, Mr. Brandolini served as managing director of Rosecliff, Inc., a leveraged buyout fund co-founded by Mr. Brandolini in 1993. Mr. Brandolini served previously as a vice president in the investment banking department of Salomon Brothers, Inc., and a principal with the Batheus Group and Logic Capital, two venture capital firms. Mr. Brandolini began his career as an investment banker with Lazard Freres & Co. Mr. Brandolini is a director of Cheniere Energy, Inc. (NYSE MKT: LNG), a Houston-based company primarily engaged in LNG related businesses. Mr. Brandolini received a law degree from the University of Paris and an M.B.A. from the Wharton School.

Director Qualifications:

●	Leadership Experience – Executive positions with several private equity firms, and Board position with Cheniere Energy, Inc.

●	Industry Experience – Service on the Board of Cheniere Energy, Inc., as well as personal investments in the oil and gas industry.

Abraham Mirman: Chief Executive Officer, Director. Mr. Mirman joined our Board on September 12, 2014. He currently serves as the Company’s Chief Executive Officer, and has held that position since April 21, 2014. Prior to being appointed to his current position of Chief Executive Officer, Mr. Mirman served as the Company’s President beginning in September 2013. Between 2006 and 2011, Mr. Mirman served as Chairman of the Board of Cresta Capital Strategies LLC; between 2011 and 2012, he served as Head of Investment Banking at BMA Securities; and between 2012 and February 2013, he served as Head of Investment Banking at John Thomas Financial. Mr. Mirman served as the Managing Director, Investment Banking at T.R. Winston & Company, LLC (“TRW”) from April 2013 until September 2014. During Mr. Mirman’s service as Chief Executive Officer, the Company has completed several significant capital raising transactions and negotiated a final settlement with its senior secured lender.

Director Qualifications:

●	Leadership Experience – Chief Executive Officer of Lilis Energy; Chairman of the Board of Cresta Capital Strategies LLC; Head of Investment Banking at BMA Securities; Head of Investment Banking at John Thomas Financial; Managing Director, Investment Banking at TRW.

●	Industry Experience – Personal investment in oil and gas industry, and experience as executive officer of Lilis Energy.

General Merrill McPeak: Director. General McPeak joined our Board of Directors in January 2015. He served as the fourteenth chief of staff of the U.S. Air Force and flew 269 combat missions in Vietnam during his distinguished 37-year military career. Following retirement from active service in 1994, General McPeak launched a second career in business. He was a founding investor and chairman of Ethicspoint, an ethics and compliance software and services company, which was subsequently restyled as industry leader Navex Global, and acquired in 2011 by a private equity firm. General McPeak co-invested and remained a board member of NAVEX Global, which was sold again in 2014. From 2012 to 2014, General McPeak was Chairman of Coast Plating, Inc., a Los Angeles-based, privately held provider of metal processing and finishing services, primarily to the aerospace industry, which was also acquired in a private equity buyout. He remains a director of that company, now called Valence Surface Technologies. He also currently serves as a director of DGT Holdings, GenCorp, Lion Biotechnologies and Research Solutions, Inc. Formerly, he was a director of Tektronix, TWA and ECC International, a defense subcontractor, where he served for many years as chairman of the Board. General McPeak has a B.A. degree in Economics from San Diego State College and an M.S. in International Relations from George Washington University. He is a graduate of the National War College and of the Executive Development Program of the University of Michigan Graduate School of Business. He spent an academic year as Military Fellow at the Council on Foreign Relations.

Director Qualifications:

●	Leadership Experience – Chief of Staff of the U.S. Air Force; Founding investor and chairman of Ethicspoint (subsequently Navex Global);

●	Industry Experience – Personal investments in the oil and gas industry.

Ronald D. Ormand: Director. Mr. Ormand joined our Board of Directors in February, 2015, and brings more than 33 years of experience as a senior executive and investment banker in energy, including extensive financing and merger and acquisition expertise in the oil and gas industry, to Lilis Energy. During his career, he has completed more than $25 billion of capital markets and financial advisory transactions, both as a principal and as a banker. He is currently the Chairman, Head of Energy Investment Banking Group at MLV & Co., focused on investment banking and principal investments in the energy sector. Prior to joining MLV & Co. in November 2013, he was a senior executive for four and a half years at Magnum Hunter Resources Corporation (NYSE:MHR), an E&P company engaged in unconventional resource plays, as well as midstream and oilfield services operations. He was part of the management team that took over prior management and grew MHR from approximately $35 million enterprise value to over $2.5 billion enterprise value at the time he left in 2013. Mr. Ormand served on the Board of Directors and in several senior management positions for MHR, including Executive Vice President, Chief Financial Officer and Executive Vice President of Capital Markets. Mr. Ormand's career includes serving as Managing Director and Group Head of U.S. Oil and Gas Investment Banking at CIBC World Markets and Oppenheimer (1988-2004); Head Of North American Oil and Gas Investment Banking at West LB A.G. (2005-2007), and President and CFO of Tremisis Energy Acquisition Corp. II, an energy special purpose acquisition company from 2007-2009. Mr. Ormand has previously served as a Director of Greenhunter Resources, Inc. (2011-2013), Tremisis (2007-2009), and Eureka Hunter Holdings, Inc., a private midstream company (2010-2013). Mr. Ormand holds a B.A. in Economics, an MBA in Finance and Accounting from UCLA and studied Economics at Cambridge University, England.

Director Qualifications:

●	Leadership Experience – Chairman, Head of Energy Investment Banking Group at MLV & Co.; Senior executive at Magnum Hunter Resources Corporation and investment banker.

●	Industry Experience – Extensive experience in oil and gas development and services industries at the entities and in the capacities described above.

G. Tyler Runnels: Director. Mr. Runnels was appointed to the Board of Directors in November 2014. He is the Chairman and Chief Executive Officer of T.R. Winston & Company (“TRW”). Mr. Runnels has been with TRW since 1990 and became its Chairman and Chief Executive Officer in 2003 when he acquired control of the firm. He has over 30 years of investment banking experience and has led over $2 billion of debt and equity financings, mergers and acquisitions, initial public offerings, bridge financings, and financial restructurings across a variety of industries, including healthcare, oil and gas, business services, manufacturing, and technology. Mr. Runnels serves on the Pepperdine University President’s Campaign Cabinet. Mr. Runnels received a B.S. and MBA from Pepperdine University and he holds FINRA Series 7, 24, 55, 63 and 79 licenses.

Director Qualifications:

●	Leadership Experience – Chairman and Chief Executive Officer of TRW; member of the Board of Directors of FORT Properties, Inc.

●	Industry Experience – Personal investment in oil and gas industry; investment banking experience in oil and gas industry.

Kevin K. Nanke: On March 6, 2015, the Board appointed Kevin Nanke to the position of Executive Vice President and Chief Financial Officer, effective immediately. Mr. Nanke, age 50, served as the President of KN Consulting, Inc., a consulting firm focused on the energy, real estate and restaurant industries, from 2012 to 2015. Previously, Mr. Nanke served as the Treasurer and Chief Financial Officer of Delta Petroleum Corporation (“Delta”) from 1999 to 2012, and as its Controller from 1995 to 1999. At the same time, Mr. Nanke served as Treasurer and Chief Financial Officer of Amber Resources, an exploration and production (“E&P”) subsidiary of Delta, and as Treasurer, Chief Financial Officer and Director of DHS Drilling Company, a drilling company that was 50% owned by Delta. He was instrumental in preserving a $1.3 billion tax loss carryforward when Delta successfully completed a reorganization and emerged as Par Petroleum Corporation after Delta and its subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in December of 2011. Prior to joining Delta, Mr. Nanke was employed by KPMG LLP, a global audit, tax and advisory firm. Mr. Nanke received a Bachelor of Arts degree in Accounting from the University of Northern Iowa in 1989 and is a Certified Public Accountant (inactive).

Eric Ulwelling: Principal Accounting Officer and Controller. Mr. Ulwelling has served as our Chief Financial Officer prior to the appointment of Mr. Nanke, ceased to serve in that role but continues on to serve as our Principal Accounting Officer and Controller. Mr. Ulwelling was appointed by the Board to the position of Chief Financial Officer in October 2014. Mr. Ulwelling joined us in 2012, serving as our Controller and Principal Accounting Officer until he was appointed to the position of Acting Chief Financial Officer in May 2014. From 2009-2011, Mr. Ulwelling served as a controller with Applied Natural Gas Fuels, Inc. From 2006 to 2009, he worked as an auditor with Singer Lewak, servicing publicly traded companies, and prior to that worked as an auditor with Pannell Kerr Forster. Mr. Ulwelling received a Bachelor of Science in Accounting from California State University of Fullerton, in 2002.

Ariella Fuchs: General Counsel. Ariella Fuchs was most recently an associate with Baker Botts L.L.P. from April 2013 to February 2015, specializing in securities transactions and corporate governance. Prior to joining Baker Botts L.L.P, she served as an associate at White & Case LLP and Dewey and LeBoeuf LLP from January 2010 to March 2013 in their mergers and acquisitions groups. Ms. Fuchs received a J.D. degree from New York Law School and a B.A. degree in Political Science from Tufts University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of the Company and persons who own more than 10% of the Company’s Common Stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in Common Stock, as well as changes in that ownership. Based solely on its review of reports and written representations that the Company has received, the Company believes that all required reports were timely filed during 2014, except as follows:

●	Abraham Mirman filed one Form 4 reporting two transactions late.

●	Bruce B. White filed one Form 4 reporting one transaction late.

●	Nuno Brandolini filed a Form 3 reporting his initial beneficial ownership late.

●	Robert A. Bell filed a Form 3 reporting his initial beneficial ownership late.

The Board of Directors and Committees Thereof

Our Board of Directors conducts its business through meetings and through its committees. Our Board of Directors held 36 meetings in 2014 and took action by unanimous written consent on 4 occasions.  Each director attended at least 75% of (i) the meetings of the Board held after such director’s appointment and (ii) the meetings of the committees on which such director served, after being appointed to such committee. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

Affirmative Determinations Regarding Director Independence and Other Matters

Our Board of Directors follows the standards of independence established under the rules of The NASDAQ Stock Market® (“NASDAQ”), as well as the Company’s Corporate Governance Guidelines on Director Independence, a copy of which is available on our website at www.lilisenergy.com under “Investors—Corporate Governance—Highlights” in determining if directors are independent and has determined that three of our current directors, Mr. Brandolini, General McPeak and Mr. Ormand are “independent directors” under the NASDAQ rules referenced above.

In 2014, our Board determined that each of Mr. Edwards, Mr. Poster, Mr. White and Mr. Brandolini qualified as “independent directors” under the NASDAQ rules referenced above. D. Kirk Edwards, who as previously disclosed, resigned from his position as a member of the Board and all positions thereon effective November 1, 2014.

On December 8, 2014, Mr. Poster and Mr. White notified the Company of their decision not to stand for re-election at the 2014 Annual Meeting. NASDAQ Listing Rule 5605(b)(1) requires that a majority of the Board of Directors of a listed company be comprised of independent directors. At that time, it had been determined that three of our five directors were independent in compliance with NASDAQ Listing Rule 5605(b)(1). However, as a result of the vacancies created by the departure of Mr. Poster and Mr. White, immediately following the 2014 Annual Meeting, our Board was comprised of three directors, only one of whom was independent (Mr. Brandolini) and two committees of the Board (Audit and Compensation) with only one director (Mr. Brandolini). The Company submitted a compliance plan to NASDAQ addressing how it intended to regain compliance with Listing Rule 5605(b)(1). The Company planned to hire two new independent directors as soon as reasonably practicable following the 2014 Annual Meeting in order to regain compliance with Listing Rule 5605(b)(1).

On February 20, 2015, the Company filed an 8-K and related press release announcing the appointment of Ronald D. Ormand to the Board of Directors, who, in addition to General McPeak who was appointed in January of 2015, the Company believed was the third and final independent director needed to regain compliance with NASDAQ Listing Rule 5605(b)(1). As of February 26, 2015 the Company received a letter from NASDAQ confirming compliance with Listing rules 5605(b)(1), 5605(c)(2), and 5605(d)(2).

No independent director receives, or has received, any fees or compensation directly as an individual from us other than compensation received in his or her capacity as a director or indirectly through their respective companies, except as described below. See Certain Relationships and Related Transactions, and Director Independence. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the Board of Directors in determining that any of the directors are independent.

Committees of the Board of Directors

Pursuant to our amended and restated bylaws, our Board of Directors is permitted to establish committees from time to time as it deems appropriate. To facilitate independent director review and to make the most effective use of our directors’ time and capabilities, our Board of Directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The membership and function of these committees are described below.

Audit Committee

In 2014, our audit committee consisted of Mr. Edwards, Mr. Poster, Mr. White and after Mr. Edwards resigned on November 1, 2014, Mr. Brandolini.  Mr. Edwards was the audit committee chair and met the definition of an audit committee financial expert. The Board determined that each of Mr. Edwards, Mr. Poster, Mr. White and Mr. Brandolini were independent as required by NASDAQ for audit committee members. The audit committee met four times in 2014.

The current members of our audit committee consist of Mr. Brandolini, General McPeak and Mr. Ormand. Mr. Brandolini is currently the audit committee chair and both he and Mr. Ormand meet the definition of an audit committee financial expert. The Board determined that each of Mr. Brandolini, General McPeak and Mr. Ormand were independent as required by NASDAQ for audit committee members.

The audit committee is governed by a written charter that is reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.lilisenergy.com under “Investors—Corporate Governance—Highlights.”

Compensation Committee

Our compensation committee currently consists of Mr. Brandolini, General McPeak and Mr. Ormand. General McPeak is the chair of the compensation committee. The compensation committee has met once since January 1, 2015 through the date of this report.

In 2014, our compensation committee consisted of Mr. Edwards, Mr. Poster, Mr. White and after Mr. Edwards resigned on November 1, 2014, Mr. Brandolini. Mr. Poster served as the chair of the compensation committee. The compensation committee met once during 2014, but on several occasions met separately in connection with a meeting of the full Board, and acted by written consent thereafter.

The compensation committee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation committee also reviews and approves short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the committee reviews our compensation and benefit philosophy, plans and programs on an as-needed basis. In reviewing our compensation and benefits policies, the compensation committee may consider the recruitment, development, promotion, retention, compensation of executive and senior officers of the Company, trends in management compensation and any other factors that it deems appropriate. Under its charter, the compensation committee may create and delegate such tasks to such standing or ad hoc subcommittees as it may determine to be necessary or appropriate for the discharge of its responsibilities, as long as the subcommittee has at least the minimum number of directors necessary to meet any regulatory requirements. The compensation committee may engage consultants in determining or recommending the amount of compensation paid to our directors and executive officers. The compensation committee is governed by a written charter that is reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.lilisenergy.com under “Investors—Corporate Governance—Highlights.”

Nominating and Corporate Governance Committee

In October of 2014, our Board of Directors established a nominating and corporate governance committee in order to better position the Company for growth moving forward. The primary responsibilities of the nominating and corporate governance committee include identifying, evaluating and recommending, for the approval of the entire Board of Directors, potential candidates to become members of the Board of Directors, recommending membership on standing committees of the Board of Directors, developing and recommending to the entire Board of Directors corporate governance principles and practices for the Company and assisting in the implementation of such policies, and assisting in the identification, evaluation and recommendation of potential candidates to become officers of the Company. The nominating and corporate governance committee will review the Company’s code of business conduct and ethics and its enforcement and reviews and recommends to the Board whether waivers should be made with respect to such code. A copy of the nominating and corporate governance committee charter may be found on our website at www.lilisenergy.com under “Investor Relations—Corporate Governance—Highlights.”

Director Nominations Process

In the event that vacancies on our Board of Directors arise, the nominating and corporate governance committee will consider potential candidates for director, which may come to the attention of the nominating and corporate governance committee through current directors, professional executive search firms, stockholders or other persons.  The nominating and corporate governance committee and in the past, our Board does not set specific, minimum qualifications that nominees must meet in order to be recommended as directors, but believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of our Board.  We do not have any formal policy regarding diversity in identifying nominees for a directorship, but consider it among the various factors relevant to any particular nominee.  We do not discriminate based upon race, religion, sex, national origin, age, disability, citizenship or any other legally protected status. In the event we decide to fill a vacancy that exists or we decide to increase the size of the Board, we identify, interview and examine appropriate candidates.  We identify potential candidates principally through suggestions from our Board and senior management.  Our chief executive officer and Board members may also seek candidates through informal discussions with third parties.  We also consider candidates recommended or suggested by stockholders.

The nominating and corporate governance committee will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth below under the caption “Stockholder Proposals” in this Annual Report to our General Counsel, Lilis Energy, Inc., 216 16th St., Suite #1350, Denver, CO 80202, Attention: General Counsel. The Board considers properly submitted stockholder nominations for candidates for the Board of Directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the Board and the materials provided by a stockholder to the general counsel for consideration of a nominee for director are forwarded to the Board. All candidates are evaluated at meetings of the Board. In evaluating such nominations, the Board seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the Board of Directors. The Board considers candidates with excellent decision-making ability, business experience, personal integrity and reputation. Our management recommended our incumbent directors for election at our 2014 annual meeting. We did not receive any other director nominations.

Communications with the Board of Directors

Stockholders may communicate with our Board of Directors or any of the directors by sending written communications addressed to the Board of Directors or any of the directors, Lilis Energy, Inc., 216 16th St., Suite #1350, Denver, CO 80202, Attention: General Counsel. All communications are compiled by the general counsel and forwarded to the Board or the individual director(s) accordingly.

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics (the “Code”) that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code codifies the business and ethical principles that govern all aspects of our business. A copy of the Code is available on our website at www.lilisenergy.com under “Investors—Corporate Governance—Highlights.” We undertake to provide a copy of the Code to any person, at no charge, upon a written request. All written requests should be directed to: Lilis Energy, Inc., 216 16th St., Suite #1350, Denver, CO 80202, Attention: General Counsel.

Board Leadership Structure

Our Board has separated the chairman and chief executive officer roles. This leadership structure permits the chief executive officer to focus his attention on managing our business and allows the chairman to function as an important liaison between management and the Board, enhancing the ability of the Board to provide oversight of the Company’s management and affairs. Our chairman provides input to the chief executive officer and is responsible for presiding over the meetings of the Board and executive sessions of the non-employee directors. Our chief executive officer, who is also a member of the Board, is responsible for setting the Company’s strategic direction and for the day-to-day leadership performance of the Company. Based on the current circumstances and direction of the Company and the experienced membership of our Board, our Board believes that separate roles for our chairman and our chief executive officer, coupled with a majority of independent directors and strong corporate governance guidelines, is the most appropriate leadership structure for our Company and its stockholders at this time.

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

Executive Compensation for Fiscal Year 2014

The compensation earned by our executive officers for fiscal 2014 consisted of base salary and long-term incentive compensation consisting of awards of stock grants.

Summary Compensation Table

The table below sets forth compensation paid to our executive officers for the 2014 and 2013 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Other Compensation (3)	Total
Abraham Mirman	2014	$260,356	$-	$-	$-	$8,800	$269,156
(president from September 2013 to April 2014; chief executive officer from April 2014 to present)	2013	$50,000	$-	$245,000	$804,400	$4,000	$1,103,400

W. Phillip Marcum	2014	$247,746	$-	$-	$441,983	$-	$689,729
(former chief executive officer)(4)	2013	$70,000	$-	$150,000	$261,873	$18,000	$499,873

A. Bradley Gabbard	2014	$82,500	$-	$-	$-	$21,128	$103,628
(former chief financial officer; president)(5)	2013	$70,000	$-	$150,000	$261,873	$18,000	$499,873

Robert A. Bell	2014	$216,778	$-	$205,666	$-	$6,557	$429,001
(former president and chief operating officer and director)(6)	2013	$-	$-	$-	$-	$-	$-

Eric Ulwelling	2014	$152,667	$-	$21,125	$-	$4,896	$178,688
(former chief financial officer)(7)	2013	$130,000	$12,000	$121,749	$-	$3,900	$267,649

(1)	Represents restricted stock awards under our 2012 Equity Incentive Plan (“EIP”). The grant date fair values for restricted stock awards were determined by multiplying the number of shares awarded times the Company’s stock price on the date of grant.
(2)	The dollar amounts indicated represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. See Form 10K, filed on April 15, 2014 for assumptions and inputs used to calculate the fair value of the options.
(3)	Reflects reimbursement of health insurance premiums, employer contributions to a defined contribution plan, and employer contribution to a 401(k).
(4)	Mr. Marcum resigned his positions as ex-CEO and director with the Company effective as of April 18, 2014. See the separation agreement discussed below. The agreement immediately vested his options and retained the exercise life as a result of the separation, the Company reversed all previously expensed compensation expense associated with the original option issuance and revalued the options using the assumptions and inputs discussed in the Form 10-K, issued on April 15, 2015.
(5)

Mr. Gabbard resigned his positions with the Company effective as of May 16, 2014. As a result of the separation, all of Mr.Gabbard’s unvested stock awards and options were forfeited and any options earned, expire 90 days after separation date.

(6)	Mr. Bell resigned his positions with the Company effective as of August 1, 2014. See below for the separation agreement. The Company issued Mr. Bell 100,000 stock awards and $100,000 per the separation agreement. The Company considered the 100,000 stock awards as a new issuance and valued the stock awards at the date of issuance and reversed the previous compensation expense. The Company forfeited any unvested stock awards and options.
(7)	Mr. Ulwelling served as our Principal Accounting Officer and Controller until he was appointed to the position of Acting Chief Financial Officer in May 2014 and then to the position of Chief Financial Officer in October 2014. In March of 2015, Mr. Ulwelling returned to his position as Principal Accounting Officer and Controller. During the year ended December 31, 2013, the board of directors and the ex-CFO granted Mr. Ulwelling a 20% bonus which consisted of $12,000 cash and 6,500 shares of stock.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying options unexercisable		Equity incentive plan awards; Number of securities underlying unexercised unearned options		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)		(#)		($)		(#)	($)	(#)		($)
Abraham Mirman	-	2,000,000		2,000,000	(1)	$2.45	(2)	2,0000,000	605,000	-		-
	600,000	-		600,000	(1)	$2.45	(2)	-

W. Phillip Marcum	100,000	200,000	(3)	-		$1.60	(3)	-	-	93,750	(5)	$150,000

A. Bradley Gabbard	100,000	200,000	(3)	-		$1.60	-	-	-	93,750	(4)	$150,000

Robert A. Bell	-	-		-		-	(6)	-	-	-		-

Eric Ulwelling (7)	-	-		-		-	-	6,500	21,125	-		-

(1)	Vesting is based on the achievement of certain performance metrics.
(2)	Options expire upon the earlier of (a) five (5) years from the date they vest and become exercisable or (b) September 16, 2023.
(3)	Subject to vesting as follows: 100,000 were to vest on June 25, 2014 and 100,000 were to vest on June 25, 2015. Upon the termination of Mr. Gabbard’s employment on May 16, 2014, all unvested options held by Mr. Gabbard were terminated pursuant to the terms of the EIP. All vested options are to be exercised within 90 days after separation. Pursuant to the Separation Agreement entered into in connection with the termination of Mr. Marcum’s employment, all unvested options held by Mr. Marcum vested immediately with the remaining exercise life of 5 years.
(4)	All 93,750 shares vested April 15, 2014.
(5)	Pursuant to the Separation Agreement entered into in connection with the termination of Mr. Marcum’s employment, all 93,750 shares were forfeited in exchange for a lump sum payment of $150,000.
(6)	Mr. Bell resigned his positions as Director and COO/President with the Company effective as of August 1, 2014. See—Employment Agreements and Other Arrangements—Mr. Bell. The Company issued 100,000 shares of Common Stock and $100,000 to Mr. Bell pursuant to his separation agreement. The Company considered the 100,000 shares of Common Stock as a new issuance and valued the stock awards at the date of issuance and reversed the previous compensation expense. The Company forfeited any unvested stock awards and options.
(7)	Mr. Ulwelling’s amended employment agreement was not executed until February of 2015, and his options were not awarded until April of 2015. As a result, no options were awarded to Mr. Ulwelling in 2014.

Employment Agreements and Other Compensation Arrangements

2012 Equity Incentive Plan (“EIP”)

Our Board and stockholders approved our EIP in August 2012. The EIP provides for grants of equity incentives to attract, motivate and retain the best available personnel for positions of substantial responsibility; to provide additional incentives to our employees, directors and consultants; and to promote the success and growth of our business. Equity incentives that may be granted under our EIP include: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights (“SARs”); (iv) restricted stock awards; (v) restricted stock units; and (vi) unrestricted stock awards.

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

During the year ended December 31, 2014, the Company granted 324,860 shares of restricted Common Stock and 2,150,000 stock options, to employees, directors and consultants. Also during the year ended December 31, 2014, 390,667 shares of restricted Common Stock and 2,366,667 stock options previously issued were forfeited in connection with the termination of certain employees, directors and consultants. As a result, the Company currently has 1,630,667 restricted shares and 3,583,333 options to purchase common shares outstanding held by employees and directors. Options issued to employees vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds.

The following table reflects the grants of restricted stock and stock options made by the compensation committee to our named executive officers under the EIP in 2014, subject to the vesting requirements set forth below.

Name	Restricted Stock Grant Value		Stock Option Grant Value
Abraham Mirman	$245,000	(2)	$659,000	(5)
W. Phillip Marcum	$150,000	(3)	$261,873	(4)
A. Bradley Gabbard	$150,000	(1)	$261,873	(4)
Robert A. Bell	$205,667	(6)	$-	(6)
Eric Ulwelling	$21,125	(7)	$-	(7)

(1)	All 93,750 shares vested April 15, 2014.
(2)	These grants were supposed to have vested, subject to performance thresholds detailed in his employment agreement. However, in connection with Mr. Mirman’s amended and restated employment agreement entered into on March 30, 2015, these shares were cancelled, and 100,000 new shares were issued and vested immediately.

(3)	Pursuant to the Separation Agreement entered into in connection with the termination of Mr. Marcum’s employment, all 93,750 shares were forfeited in exchange for a lump sum payment of $150,000.
(4)	Calculated using a grant date fair value of $0.872 per share. We calculated the grant date fair value using a Black-Scholes model.
(5)	Calculated using a grant date fair value of $0.3025 for 2,000,000 options, and $0.09 for 600,000 options, based on the valuation of an independent valuation expert.
(6)	In accordance with Mr. Bell’s separation agreement, discussed below and dated August 4, 2014, the Company granted 100,000 shares of Common Stock to Mr. Bell, with a fair value of $205, 667. All of Mr. Bell’s stock awards and options were forfeited at the date of termination. See Employment Agreements and Other Arrangements—Mr. Bell.
(7)	Mr. Ulwelling was granted 6,500 shares of Common Stock with a fair value of $21,125. Mr. Ulwelling’s amended employment agreement was not executed until February of 2015, and his options were not awarded until April of 2015. As a result, no options were awarded to Mr. Ulwelling in 2014.

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

In connection with the Marcum Agreement, the Company reversed the 200,000 unvested options previously issued to Mr. Marcum valued at approximately $70,000, and reissued fully vested options, which it valued utilizing the Black Scholes option pricing model at $420,000.

In May 2014, in connection with his resignation as CFO of the Company, A. Bradley Gabbard forfeited the 200,000 options that were unvested at the time of his termination, in accordance with the terms of the EIP. Additionally, Mr. Gabbard forfeited his 52,084 shares of unvested restricted stock.

Mr. Mirman

In connection with his appointment as the Company’s President, the Company entered into an Employment Agreement with Mr. Mirman (the “Mirman Agreement”) dated September 16, 2013.  The Mirman Agreement provides, among other things, that Mr. Mirman would receive an annual salary of $240,000 which was deferred until the Company successfully consummated a financing of any kind of not less than $2 million in gross proceeds.   Additionally, he was granted 100,000 shares of Common Stock, which vested immediately and were fully paid and non-assessable as an inducement for joining the Company.  Mr. Mirman was granted an option to purchase 600,000 shares of Common Stock of the Company, at a strike price equal to the Company’s closing share price on the September 16, 2013, to become exercisable upon the date the Company achieved certain conditions specified in the Mirman Agreement. The Board determined in September 2014 that those criteria had been met and consequently the options vested.  Mr. Mirman was also provided an incentive bonus package and an additional stock option grant contingent on the Company’s achievement of certain additional performance conditions. The Company engaged a third party to complete a valuation of this incentive bonus and not having been paid out, has been recorded as a liability and valued at each reporting period.

As previously disclosed, Mr. Mirman’s employment agreement was canceled and a new agreement was entered into on March 30, 2015.

Mr. Bell

In connection with his appointment as President and Chief Operating Officer on May 1, 2014, the Company entered into an employment agreement with Mr. Bell (the “Bell Agreement”), which had an initial term of three years, provided for an annual base salary of $240,000 subject to adjustment by the Company, as well as a signing bonus of $100,000 and 100,000 shares of Common Stock, subject to certain conditions set forth in the Bell Agreement. In addition, Mr. Bell was provided the right to receive an equity incentive bonus consisting of a non-statutory stock option to purchase up to 1,500,000 shares of Common Stock and a cash incentive bonus of up to $1,000,000, both subject to Mr. Bell’s continued employment. In addition, Mr. Bell’s incentive bonuses were subject to the Company’s achievement of certain production thresholds set forth in the Bell Agreement. The Bell Agreement effectively terminated the Independent Director Appointment Agreement between Mr. Bell and the Company, effective as of May 1, 2014.

On July 9, 2014, Mr. Bell provided notice of his intent to resign from his position as an officer of the Company in order to focus his full attention on other ongoing roles and responsibilities. On August 4, 2014, the Company entered into a Separation Agreement with Mr. Bell (the “Separation Agreement”), providing for his resignation as an officer of the Company and from the Company’s Board of Directors, effective as of August 1, 2014. The Separation Agreement provided, among other things, that the Company would pay to Mr. Bell an aggregate of $100,000 in cash and issue to Mr. Bell 66,667 shares of the Company’s Common Stock, in addition to satisfying the Company’s outstanding obligation to pay Mr. Bell $100,000 in cash and issue to Mr. Bell 33,333 shares of Common Stock. The Separation Agreement also contains certain mutual covenants, and reaffirms the survival of certain confidentiality provisions contained in the Employment Agreement dated as of May 1, 2014 between the Company and Mr. Bell (the “Employment Agreement”). In addition, Mr. Bell and the Company each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or presently may have, including claims relating to Mr. Bell’s employment. The Separation Agreement effectively terminated the Employment Agreement, notwithstanding the survival of certain provisions as specifically provided in the Separation Agreement.

In connection with the termination of his employment, Mr. Bell forfeited the 1,500,000 stock options that were unvested at the time of his termination.

Mr. Ulwelling

In connection with his original position of Principal Accounting Officer and Controller, Mr. Ulwelling entered into an employment agreement, dated as of January 19, 2012, which provided for a minimum base salary of $110,000 per year, a $15,000 signing bonus in 2012, an automatic increase of $15,000 upon achievement of specified performance targets and a grant of 25,000 shares of common stock to vest in equal installments over three years.

Upon his appointment to Interim Chief Financial Officer in May of 2014, Mr. Ulwelling did not immediately enter into a new employment agreement and his original employment agreement remained in effect until February of 2015, when a new agreement was entered into as Chief Financial Officer and then remained in effect upon transitioning back to the role of Principal Accounting Officer and Controller.

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

Elements of Lilis’ Compensation Program

The three principal components of the Company’s compensation program for its executive officers, base salary, annual incentive compensation and long-term incentive compensation in the form of stock-based awards, are discussed below.

Base Salary

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

Long Term Incentive Compensation

We believe the use of stock-based awards creates an ownership culture that encourages the long-term performance of our executive officers. Our named executive officers generally receive a stock grant upon becoming an employee of the Company. These grants vest over time.

Other Benefits

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

All full time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Compensation of Directors

Name	Fees Earned or Paid in Cash Compensation	Stock Awards (1)		Option Awards (2)		All Other Compensation	Total
Timothy N. Poster*	$-	$40,000	(3)	$-		$-	$40,000
Bruce B. White*	$-	$40,000	(6)	$-		$-	$40,000
Robert A. Bell (11)*	-	-		-		-	-
D. Kirk Edwards*	$-	$40,000	(7)	$-		$-	$40,000
Nuno Brandolini	$-	$40,000	(5)	$543,781	(4)	$-	$583,781
Abraham Mirman (12)	$-	$-		$-		$-	$-
G. Tyler Runnels (8)	$-	$-		$-		$-	$-
General Merrill McPeak (9)	$-	$-		$-		$-	$-
Ronald D. Ormand (10)	$-	$-		$-		$-	$-

* No longer a director of the Company.

(1)	Represents restricted stock awards under our EIP. The grant date fair values for restricted stock awards were determined by multiplying the number of shares awarded times the Company’s stock price on the date of grant. At the date of separation from the board of directors all unvested shares are forfeited and any compensation expense previously recorded for unvested shares will be reversed.
(2)	The dollar amounts indicated represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. See the Company’s annual report on Form 10-K, filed on April 15, 2015 for assumptions and inputs used to calculate the fair value of the options.
(3)	Represents 16,129 shares of Common Stock granted on June 1, 2014.
(4)	On October 1, 2014, the Compensation Committee granted 450,000 stock options to Mr. Brandolini pursuant to his independent director award agreement as follows: (i) 250,000 options were granted and vested immediately on October 1, 2014 for a fair value of $279,288 and (ii) 200,000 options that vest in equal installments over 3 years and valued at $264,493, starting from February 13, 2015.
(5)	Represents 34,188 shares of Common Stock granted on April 24, 2014.
(6) (7)	Represents 13,378 shares of Common Stock granted on April 24, 2014. Represents 15,936 shares of Common Stock granted on May 22, 2014.
(8)

Mr. Runnels received no compensation in 2014 because he was not appointed to the Board until November 2014. In connection with his appointment to the Board, on November 25, 2014, Mr. Runnels entered into a Director Appointment Agreement (the “Appointment Agreement”) with the Company. Pursuant to the Appointment Agreement, Mr. Runnels will be paid $1 per year for each year that he is a director as compensation for his service on the Board. This was amended in April of 2015, pursuant to the amended non-employee director compensation terms.

(9)	General McPeak received no compensation in 2014 because he was not appointed to the Board until January 2015.
(10)	Mr. Ormand received no compensation in 2014 because he was not appointed to the Board until February 2015.
(11)	Mr. Bell resigned his positions as a Director and COO/President with the Company effective as of August 1, 2014. See below for the separation agreement. The Company issued Mr. Bell 100,000 stock awards and $100,000 per the separation agreement. The Company considered the 100,000 stock awards as a new issuance and valued the stock awards at the date of issuance and reversed the previous compensation expense. The Company forfeited any unvested stock awards and options.
(12)	Mr. Mirman is the Chief Executive Officer and a Director of the Company and receives compensation in connection with his employment as described above.

We entered into independent director agreements with Mr. Poster, Mr. White, Mr. Edwards and Mr. Brandolini. Pursuant to these agreements, we paid each such director annual cash compensation of $10,000 (payable quarterly), and an additional $10,000 per year (payable quarterly) to the chairman of each of our audit and compensation committees (as of fiscal year 2014, Mr. Edwards and Mr. Poster, respectively).

In addition, on each anniversary of the date an independent director was initially appointed to our Board (June 1, 2010 for Mr. Poster, April 24, 2012 for Mr. White, May 18, 2012 for Mr. Edwards and February 13, 2014 for Mr. Brandolini), so long as such director continues to be an independent director on such date, we issued to such director a number of shares of our Common Stock equal to $40,000 divided by the most recent closing price per share prior to the date of each annual grant. These grants are fully vested upon issuance. Accordingly, the Company granted Mr. Poster 16,129 shares on June 3, 2014, granted Mr. Edwards 15,936 shares on May 20, 2014, and granted Mr. White 13,378 on April 24, 2014.

On April 16, 2015, the Board adopted amended terms to the Company’s independent director compensation agreements and established an amended non-employee director compensation program. Our non-employee director compensation program is comprised of the following components:

●	Initial Grant: Each non-employee director receives 100,000 shares of Common Stock, which vest in three equal installments over a three year period, payable on the date of the director’s appointment anniversary (subject to the continued service of the director and certain accelerated vesting provisions);

●	Annual Stock Award: Each non-employee director will receive an annual stock award equal to $60,000 divided by the most recent per share closing price of the Common Stock on the national securities exchange on which the Common Stock is traded prior to the date of each annual grant, payable on the director’s appointment anniversary, and subject to certain accelerated vesting provisions;

●	Annual Cash Retainer: Each non-employee director will receive an annual cash retainer fee of $60,000, paid quarterly, which at the election of the director is payable in cash or stock (calculated by dividing the value of cash compensation (or a portion thereof), by the most recent per share closing price of the Common Stock on the national securities exchange on which the Common Stock is traded prior to the date of the grant; and

●	Option Award: Each non-employee director will receive grant of 250,000 stock options, which vest immediately and 200,000 options that vest in equal instalments over a three year period; and

●	Committee Fees: On a quarterly basis, beginning at the end of the first full quarter following the appointment of the non-employee director to Chairman of the Board, Chairman of the Audit Committee or Chairman of the Compensation Committee, the director will receive $12,500, $6,250 and $6,250, respectively, in cash compensation.

Both the past and present agreements permit a director to engage in other business activities in the energy industry, some of which may be in conflict with the best interests of Lilis Energy, and also states that if a director becomes aware of a business opportunity, he has no affirmative duty to present or make such opportunity available to the Company, except as may be required by his fiduciary duty as a director or by applicable law.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents the securities authorized for issuance under our equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,483,334	3.07	1,092,349(1)
Equity compensation plans not approved by security holders(2)	2,250,000	$2.94	-
Total	5,733,334	3.02	1,092,349

(1)	Represents securities available for issuance under our EIP as of December 31, 2014.
(2)

The Company has entered into various services agreements for which compensation has been paid with equity securities, including (i) a consulting agreement with Bristol Capital LLC pursuant to which the Company issued to Bristol a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.00 per share (or, in the alternative, 1,000,000 options, but in no case both), (ii) a consulting agreement with Market Development Consulting Group, Inc. pursuant to which the Company issued 350,000 warrants at an exercise price of $2.33 for 250,000 and $2.00 for the remaining 100,000 warrants and (iii) an investment banking agreement with T.R. Winston pursuant to which the Company issued 900,000 warrants at an exercise price of $4.25 per share. With respect to the warrants awarded to Bristol Capital, the Company recorded the warrants as a derivative due to the ratchet down provision encompassed in the warrants.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of April 30, 2015 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding Common Stock. This table is based upon the total number of shares outstanding as of April 30, 2015 of 29,068,908. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding by such210 person or group, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Lilis Energy, 216 16th St., Suite #1350, Denver, CO 80202.

Name and Address of Beneficial Owner	Common Stock Held Directly		Common Stock Acquirable Within 60 Days		Total Beneficially Owned		Percent of Class Beneficially Owned

Directors and Executive Officers

Abraham Mirman, Chief Executive Officer	310,861	(1)	1,533,130	(2)	1,843,991		6.1%

Eric Ulwelling, Former Chief Financial Officer; Principal Accounting Officer and Controller	93,967		100,000		193,967	(4)	*

A. Bradley Gabbard, Former Chief Financial Officer	434,302	(5)	110,861	(6)	545,163		1.9%

Robert A. Bell, Former President, Chief Operating Officer, and Director	100,000	(7)	-		100,000		*

W. Phillip Marcum, Former Chief Executive Officer	259,762	(8)	410,861		670,623		2.3%

Kevin Nanke, Chief Financial Officer	100,000		-	(9)	100,000		*

Ariella Fuchs, General Counsel	50,000		-	(10)	50,000		*

Nuno Brandolini, Chairman	209,188	(11)	503,908	(12)	713,096	(13)	2.4%

G. Tyler Runnels, Director	2,753,675	(14)	250,000	(15)	3,003,675	(16)	10.2%

Timothy N. Poster, Director	235,915		66,667	(17)	302,582		1.0%

Bruce White, Director	220,269	(18)	66,667	(19)	286,936		1.0%

Kirk Edwards, Director	236,956	(20)	66,667	(21)	303,623		1.0%

General Merrill McPeak	103,803	(22)	405,601	(23)	509,404	(24)	1.7%

Ronald D. Ormand	100,000	(25)	561,203	(26)	661,203	(27)	2.2%

Directors and Officers as a Group (14 persons)	5,208,698		4,075,565		9,284,263		28.0%

Pierre Caland Rutimatstrasse 16, 3780 Gstadd, Switzerland Tortola, British Virgin Islands	4,317,129	(28)	2,254,359	(29)	6,571,488	(30)	21.0%

Scott J. Reiman 730 17th Street, Suite 800 Denver, CO 80202	1,558,471	(31)	1,000,000	(32)	2,558,471		8.5%

Hexagon, LLC 730 17th Street, Suite 800 Denver, CO 80202	1,250,000	(33)	1,000,000	(34)	2,250,000		7.5%

Steven B. Dunn and Laura Dunn Revocable Trust DTD 10/28/10 16689 Schoenborn Street North Hills, CA 91343	2,567,294	(35)	-	(36)	2,567,294		8.8%

(1)	Includes: (i) 110,861 shares of Common Stock held by The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power; (ii) 100,000 shares held directly by Mr. Mirman and (iii) 100,000 shares that vested immediately on March 30, 2015, in connection with the execution of Mr. Mirman’s amended and restated employment agreement.
(2)	Includes: (i) 110,861 shares of Common Stock issuable to The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power, on exercise of Warrant; (ii) 103,734 shares issuable upon conversion of Series A 8% Convertible Preferred Stock purchased in May 30, 2014 Private Placement; (iii) 51,868 shares issuable upon exercise of warrants purchased in the May 30, 2014 Private Placement; (iv) 600,000 options that vested upon achievement of criteria specified in Mr. Mirman's initial employment agreement and (vi) 666,667 options that vested immediately in connection with Mr. Mirman’s amended and restated employment agreement. Does not include the additional 1,333,333 options that are subject to vesting in 1/2 increments upon the first and second anniversary of the effective date of Mr. Mirman’s amended and restated employment agreement (March 30, 2016 and March 30, 2017, respectively).
(4)	Includes 49,167 shares subject to future vesting and 100,000 stock options currently vested. Does not include 300,000 stock options subject to future vesting.
(5)	Mr. Gabbard resigned from his positions as an officer and a director of the Company on May 16, 2014. Number reflects forfeiture of 52,084 unvested shares.
(6)	Number reflects forfeiture of 300,000 options
(7)	Includes 100,000 shares issued pursuant to separation agreement. Reflects forfeiture of 50,000 unvested shares upon separation.
(8)	Reflects (i) forfeiture of 16,667 unvested shares upon separation and (ii) forfeiture of 93,750 vested shares pursuant to separation agreement.
(9)	Does not include 750,000 options subject to future vesting.
(10)	Does not include 300,000 options subject to future vesting.
(11)	Includes 125,000 shares of Common Stock purchased in the January Private Placement, 50,000 shares of Common Stock (33,334 of which are subject to future vesting) acquired in connection with director compensation fees and 34,188 shares issued in February 2015, in connection with the director compensation fees awarded at the one year anniversary of Mr. Brandolini’s appointment to the Board.
(12)	Includes 125,000 shares of Common Stock underlying warrants purchased in the January Private Placement, 41,494 shares of Common Stock underlying the Series A 8% Convertible Preferred Stock and 20,747, shares of Common Stock underlying the accompanying warrants purchased by Mr. Brandolini in the May 30, 2014 Private Placement, 250,0000 stock options that vested immediately on October 1, 2014 in director compensation and 66,667 stock options that vested on Mr. Brandolini’s first anniversary of his appointment to the Board pursuant to his independent director award agreement
(13)	Does not include 133,333 stock options subject to future vesting.
(14)	Based upon Form 4 filed with the SEC on April 22, 2015, Schedule 13D filed with the SEC on October 10, 2014 and additional information received from a representative of Mr. Runnels. Includes (i) 100,000 shares subject to future vesting held by the Runnels Family Trust DTD 1-11-2000 (the “Runnels Family Trust”), of which Mr. Runnels, with Jasmine N. Runnels, is trustee, received by Mr. Runnels as non-employee director compensation, (ii) 157,565 shares held by the Runnels Family Trust issued in connection with interest payment on the Company’s Debentures, (iii) 866,414 shares held by the Runnels Family Trust, (iv) 906,610 shares held by T.R. Winston & Company, LLC (“TR Winston”), of which Mr. Runnels is the majority owner (v) 122,991 shares held by High Tide, LLC (“High Tide”), of which Mr. Runnels is the manager, (vi) 4,025 shares held by Pangaea Partners, LLC, of which Mr. Runnels is the manager, (vii) 5,250 shares of TRW Capital Management, LLC, of which Mr. Runnels is the chairman, (viii) 575,795 shares held by Golden Tiger, LLC, of which Mr. Runnels is the manager, (ix) 25 shares held by Mr. Runnels through SEP IRA Pershing LLC Custodian, and (x) 15,000 shares held by Mr. Runnels through G. Tyler Runnels 401k.

(15)	Includes 250,000 stock options issued in connection with Mr. Runnels director compensation. Does not include 200,000 options subject to future vesting.
(16)	Based upon Schedule 13D filed with the SEC on October 10, 2014 and additional information received from a representative of Mr. Runnels. Does not include (i) shares issuable to the Runnels Family Trust upon (a) conversion of outstanding debentures (427,164), (b) conversion of outstanding preferred stock (103,734), and (c) exercise of outstanding warrants (220,682 shares), (ii) shares issuable to TR Winston upon (a) conversion of outstanding preferred stock (219,502) and (b) exercise of outstanding warrants (2,550,699 shares), and (iii) 16,667 shares issuable to High Tide upon exercise of outstanding warrants. These shares are excluded due to conversion caps that exist on Mr. Runnel’s holdings that prevent any conversion that would result in more than a 9.9% beneficial ownership of the Company’s Common Stock.
(17)	Does not include 133,333 options subject to future vesting.
(18)	Includes 16,668 shares subject to future vesting. Does not include 62,500 shares of Common Stock purchased in January 2014 Private Placement, which purchase is subject to shareholder approval.
(19)	Does not include 133,333 options subject to future vesting. Does not include 62,500 warrants purchased in January 2014 Private Placement, which purchase is subject to shareholder approval.
(20)	Mr. Edwards resigned his position as a director effective November 1, 2014. Number reflects forfeiture of 33,332 unvested shares. Does not include 62,500 shares of Common Stock purchased in January 2014 Private Placement, which purchase is subject to shareholder approval.
(21)	Number reflects forfeiture of 133,333 unvested options. Does not include 62,500 warrants purchased in January 2014 Private Placement, which purchase is subject to shareholder approval.
(22)	Includes 3,803 shares of Common Stock held directly by General McPeak and 100,000 shares subject to future vesting.
(23)	Includes (i) 103,734 shares issuable upon conversion of Series A 8% Convertible Preferred Stock purchased in the May 30, 2014 Private Placement, (ii) 51,867 shares issuable upon exercise of warrants purchased in the May 30, 2014 Private Placement and (iii) 250,000 stock options.
(24)	Does not include 200,000 stock options subject to future vesting.
(25)	Includes 100,000 shares subject to future vesting.
(26)	Includes (i) 207,469 shares issuable upon conversion of Series A 8% Convertible Preferred Stock purchased in the May 30, 2014 Private Placement and (ii) 103,734 shares issuable upon exercise of warrants purchased in the May 30, 2014 Private Placement, each indirectly held by Mr. Ormand as the manager of Perugia Investments L.P. and (iii) 250,000 stock options subject to future vesting directly held by Mr. Ormand.
(27)	Does not include 200,000 stock options subject to future vesting.
(28)	Based upon Schedule 13D jointly filed with the SEC on April 15, 2015 by Mr. Caland, Wallington Investment Holdings, Ltd. (“Wallington”) and Silvercreek Investment Limited Inc. and certain information maintained by the Company. Includes: (i) 5,963,119 shares of Common Stock owned directly by Wallington Investment Holdings, Ltd. and indirectly by Mr. Pierre Caland, the holder of sole voting and dispositive power over such shares; (ii) 608,369 shares of Common Stock owned directly by Silvercreek Investment Limited Inc. and indirectly by Mr. Caland, the holder of sole voting and dispositive power over such shares and (iii) 385,537 shares issued to Wallington in connection with interest payment on the Company’s Debentures.
(29)	Based upon Schedule 13D filed with the SEC on April 15, 2015. Includes 2,254,359 shares of Common Stock issuable to Wallington upon the exercise of warrants and (ii) 51,868 shares of Common Stock issuable to Wallington upon conversion of the Company's Series A 8% Convertible Preferred Stock.
(30)	Does not include 1,027,508 shares of Common Stock issuable to Wallington upon the conversion of the remaining Debentures.
(31)	Based upon Schedule 13D filed with the SEC on September 5, 2014. Includes (i) 1,250,000 shares owned by Hexagon, LLC, (ii) 129,008 shares owned by Labyrinth Enterprises LLC, which is controlled by Scott J. Reiman, (iii) 129,463 shares owned by Reiman Foundation, which is controlled by Scott J. Reiman and (iv) 50,000 shares owned by Scott J. Reiman. Mr. Reiman is President of Hexagon.

(32)	Based upon Schedule 13D filed with the SEC on September 5, 2014. Includes 1,000,000 shares underlying warrants held by Hexagon.
(33)	Based upon Schedule 13D filed with the SEC on September 5, 2014.
(34)	Based upon Schedule 13D filed with the SEC on September 5, 2014. The Company entered into a settlement agreement with Hexagon pursuant to which the Company issued 2,000 shares of Conditionally Redeemable 6% Preferred Stock, which pays a dividend on a quarterly basis in cash. The preferred stock does not have any voting rights and cannot be converted to Common Stock.

(35)	Based upon information received from a representative of Steven B. Dunn and Laura Dunn and company records. Includes (i) 187,608 shares issued in connection with interest payment on the Company’s Debentures, (ii) 2,205,768 shares owned by Steven B. Dunn and Laura Dunn Revocable Trust, (iii) 86,959 shares owned by Beau 8, LLC, and (iv) 86,959 shares owned by Winston 8, LLC. Steven B. Dunn and Laura Dunn are trustees of the Trust and also share voting and dispositive power with respect to the shares owned by the LLCs.

(36)	Based upon information received from a representative of Steven B. Dunn and Laura Dunn. Does not include (i) 500,000 shares of Common Stock issuable upon the conversion of the remaining Debentures, with the right to convert being subject to shareholder approval, or (ii) 925,223 shares of Common Stock issuable to the Steven B. Dunn and Laura Dunn Revocable Trust upon the exercise of warrants, some of which are subject to conversion caps and some of which are not yet exercisable by their terms.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of the company’s stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal years 2013 and 2014, we have engaged in the following transactions with related parties:

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

During the May 2014 Private Placement, Mr. Mirman invested $250,000, for which Mr. Mirman received 250 shares of Series A 8% Convertible Preferred Stock and 51,867 warrants.

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

G. Tyler Runnels and T.R. Winston

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

On April 16, 2013, the Company entered into an agreement with a family trust controlled by Mr. Runnels (the “personal trust”) to issue up to an additional $5.0 million in additional Debentures to existing Debenture holders, of which $1.5 million of would be issued on or before July 16, 2013. From June 2013 through October 2013, the Company issued a total of $2.2 million in additional Debentures to existing Debenture holders. In November 2013, the Company paid TR Winston a commission of $40,000 in connection with the sale of these Debentures.

On January 31, 2014, the Company entered into the Conversion Agreement with all of the holders of the Debentures, including TR Winston and Mr. Runnels’ personal trust. Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures outstanding as of January 30, 2014 immediately converted to shares of Common Stock at a price of $2.00 per common share. As additional inducement for the conversions, the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. TR Winston acted as the investment banker for the Conversion Agreement and was compensated by being issued 225,000 shares of the Company’s Common Stock valued at a market price of $3.05 per share. During the year ended December 31, 2014, the Company valued the investment banker compensation at $686,000.

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

Hexagon

Hexagon, LLC (“Hexagon”) the Company’s former primary lender, still holds over 5% of the Company’s Common Stock.

The Company was a party to three term loan credit agreements dated as of January 29, 2010, March 25, 2010, and April 14, 2010, respectively, (collectively, the “credit agreements”) with Hexagon. On April 15, 2013, the Company and Hexagon agreed to amend the credit agreements to extend their maturity dates to May 16, 2014. Pursuant to the amendment, Hexagon agreed to (i) reduce the interest rate under the credit agreements from 15% to 10% beginning retroactively with March 2013, (ii) permit the Company to make interest only payments for March, April, May, and June 2013, after which time the minimum secured term loan payment became $0.23 million, and (iii) forbear from exercising its rights under the term loan credit agreements for any breach that may have occurred prior to the amendment. In consideration for the extended maturity date, the reduced interest rate and minimum loan payment under the secured term loans, the Company provided Hexagon an additional security interest in 15,000 acres of its undeveloped acreage.

In addition, Hexagon and its affiliates had interests in certain of the Company’s wells independent of Hexagon’s interests under the term loans, for which Hexagon or its affiliates receive revenue and joint-interest billings.

On September 2, 2014, we entered into an agreement with Hexagon (the “Final Settlement Agreement”) to settle all amounts payable by us pursuant to existing credit agreements with Hexagon that were secured by mortgages against several of our oil and gas properties (the “Hexagon Collateral”). Pursuant to the Final Settlement Agreement, in exchange for full extinguishment of all amounts payable ($15.1 million in principal and interest) pursuant to the credit agreements and related promissory notes, we agreed to assign to Hexagon all of the Hexagon Collateral, and issued to Hexagon $2.0 million in a new series of 6% Redeemable Preferred Stock. The Final Settlement Agreement also prohibits Hexagon from selling or otherwise disposing of any shares of Common Stock held by Hexagon until February 29, 2016. In addition, pursuant to the Final Settlement Agreement, we and Hexagon each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or may have, including claims relating to the credit agreements.

Officers and Directors of the Company

On January 22, 2014, members of the Company’s officers and Board of Directors agreed to purchase up to $1,425,000 of the Units offered in the January Private Placement subject to receipt of shareholder approval as required by the Company’s listing with NASDAQ, which has not yet been sought.

As discussed above, on January 31, 2014, the Company entered into the Conversion Agreement with the holders of the Debentures, which also included The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power, W. Phillip Marcum, the Company’s then Chief Executive Officer, and A. Bradley Gabbard, the Company’s then Chief Financial Officer.

Employment Agreements with Officers

See “Employment Agreements and Other Arrangements” above.

Compensation of Directors

See “Compensation of Directors” above.

Conflict of Interest Policy

The Board of Directors has recognized that transactions between the Company and certain related persons present a heightened risk of conflicts of interest. We have a corporate conflict of interest policy that prohibits conflicts of interests unless approved by the Board of Directors. Our Board of Directors has established a course of conduct whereby it considers in each case, whether the proposed transaction is on terms as favorable or more favorable to the Company than would be available from a non-related party. Our Board also looks at whether the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us. Each of the related party transactions described above was presented to our Board of Directors for consideration and each of these transactions was unanimously approved by our Board of Directors after reviewing the criteria set forth in the preceding two sentences.

Director Independence

Our Board of Directors has determined that each of Nuno Brandolini, General Merrill McPeak and Ronald D. Ormand qualifies as an independent director under rules promulgated by the SEC and NASDAQ listing standards, and has concluded that none of these directors has a material relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Hein & Associates LLP (“Hein”) became our independent registered public accounting firm on January 19, 2010. On November 7, 2014, we were notified by Hein that it did not wish to stand for re-election.   On November 25, 2014, the Company engaged Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, which was approved by our Board.

There were no disagreements in 2013 or 2014 on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

The following table sets forth fees billed by our principal accounting firm of Marcum as of November 25, 2014 and Hein from January 1, 2013 through November 7, 2014:

	Year Ended December 31,
	2014		2013
	Marcum	Hein
Audit Fees	$250,000	$111,254	$205,000
Audit Related Fees		-	-
Tax Fees	-	66,920	12,000
All Other Fees		-	-
	$250,000	$178,174	$217,000

Audit Fees consist of the aggregate fees for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Forms 10-Q and for any other services that were normally provided by our auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed or reasonably expected to be billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax consulting. Included in such Tax Fees were fees for consultancy, review, and advice related to our income tax provision and the appropriate presentation on our financial statements of the income tax related accounts.

All Other Fees consist of the aggregate fees billed for products and services provided by our auditors and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees

Audit Committee Pre-Approval Policy

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

The financial statements of Lilis Energy, Inc. were included in the 2014 Form 10-K filed on April 15, 2015.

(a)(2)	Financial Statement Schedules.

None.

(a)(3)	Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed in the 2014 Form 10-K. A list of the exhibits filed with this Amendment No. 1 is provided below.

INDEX TO EXHIBITS

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILIS ENERGY, INC.

Date: April 30, 2015	By:	/s/ Abraham Mirman
Abraham Mirman
Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer, Director	April 30, 2015
Abraham Mirman	(Principal Executive Officer)

/s/ Kevin K. Nanke	Executive Vice President and Chief Financial Officer	April 30, 2015
Kevin K. Nanke	(Principal Financial Officer)

/s/ Eric Ulwelling	Principal Accounting Officer and Controller	April 30, 2015
Eric Ulwelling

/s/ Nuno Brandolini	Chairman of the Board	April 30, 2015
Nuno Brandolini

/s/ General Merrill McPeak	Director	April 30, 2015
General Merrill McPeak

/s/ Ronald D. Ormand	Director	April 30, 2015
Ronald D. Ormand

/s/ G. Tyler Runnels	Director	April 30, 2015
G. Tyler Runnels

