Form 10-Q
period 2015-03-31
LILIS ENERGY, INC.
filed 2015-05-15
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(303) 893-9000

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

As of May 11, 2015, 27,239,094 shares of the registrant’s common stock were issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, the risk factors discussed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2014 and the following factors:

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, we urge you to carefully review and consider the disclosures made in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2014 and other SEC filings, available free of charge at the SEC’s website (www.sec.gov).

LILIS ENERGY, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$1,330,775	$509,628
Restricted cash	78,966	183,707
Accounts receivable (net of allowance of $80,000 and $80,000, respectively)	862,208	831,706
Prepaid assets	198,103	54,064
Total current assets	2,470,052	1,579,105

Oil and gas properties (full cost method), at cost:
Evaluated properties	46,269,184	46,268,756
Unevaluated acreage, excluded from amortization	2,885,758	2,885,758
Wells in progress, excluded from amortization	6,041,743	6,041,743
Total oil and gas properties, at cost	55,196,685	55,196,257
Less accumulated depreciation, depletion, amortization, and impairment	(30,244,550)	(24,550,217)
Oil and gas properties at cost, net	24,952,135	30,646,040

Other assets:
Office equipment net of accumulated depreciation of $115,185 and $107,712, respectively.	66,350	73,823
Deferred financing costs, net	301,895	60,000
Restricted cash and deposits	465,541	215,541
Total other assets	833,786	349,364

Total Assets	$28,255,973	$32,574,509

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)

Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Dividends accrued on preferred stock	$180,000	$180,000
Accrued expenses for drilling activity	5,734,131	5,734,131
Accounts payable	855,023	975,749
Accrued expenses	1,593,287	1,248,995
Current portion of term loan	500,000	-
Total current liabilities	8,862,441	8,138,875

Long term liabilities:
Asset retirement obligation	203,849	200,063
Term loan, net of current portion, net of discount	2,447,962	-
Convertible debentures, net of discount	6,846,465	6,840,076
Warrant liability	499,000	393,788
Convertible debentures conversion derivative liability	1,361,533	1,249,442
Total long-term liabilities	11,358,809	8,683,369

Total liabilities	20,221,250	16,822,244

Commitments and contingencies

Conditionally redeemable 6% preferred stock, $0.0001 par value: 7,000 shares authorized; 2,000 shares issued and outstanding with a liquidation preference of $2,030,000 as of March 31, 2015 and December 31, 2014.	1,640,216	1,686,102

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; stated rate $1,000:10,000,000 shares authorized; 7,500 issued and outstanding with a liquidation preference of $7,650,000 as of March 31, 2015 and December 31, 2014.	6,794,000	6,794,000
Common stock, $0.0001 par value: 100,000,000 shares authorized; 26,988,240 shares issued and outstanding as of March 31, 2015 and December 31, 2014.	2,699	2,699
Additional paid in capital	155,914,414	155,097,785
Accumulated deficit	(156,316,606)	(147,828,321)
Total stockholders' equity	6,394,507	14,066,163

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$28,255,973	$32,574,509

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months ended March 31
	2015	2014

Revenue:
Oil sales	$89,385	$700,087
Gas sales	21,943	87,667
Operating fees	6,832	34,727
Realized gain on commodity price derivatives	-	11,143
Total revenue	118,160	833,624

Costs and expenses:
Production costs	20,392	416,323
Production taxes	10,814	93,680
General and administrative	2,352,878	2,958,415
Depreciation, depletion and amortization	243,580	388,635
Impairment of evaluated oil and gas properties	5,462,012	-
Total costs and expenses	8,089,676	3,857,053

Loss from operations	(7,971,516)	(3,023,429)

Other income (expenses):
Other income	8	53
Inducement expense	-	(6,661,275)
Change in fair value of convertible debentures conversion derivative liability	(112,091)	(9,023,824)
Change in fair value of warrant liability	(48,962)	-
Change in fair value of conditionally redeemable 6% preferred stock	45,886	-
Interest expense	(221,610)	(1,211,472)
Total other expenses	(336,769)	(16,896,518)

Net loss	(8,308,285)	(19,919,947)
Dividend on preferred stock	(180,000)	-
Net loss attributable to common shareholders	$(8,488,285)	$(19,919,947)

Net loss per common share basic and diluted	$(0.29)	$(0.79)
Weighted average shares outstanding:
Basic and diluted	28,803,095	25,087,037

The accompanying notes are an integral part of these condensed financial statements

LILIS ENERGY, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(8,308,285)	$(19,919,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement expense	-	6,661,275
Common stock issued to investment bank for fees related to conversion of convertible debentures	-	686,273
Equity instruments issued for services and compensation	816,628	444,787
Amortization of deferred financing cost	24,413	194,456
Change in fair value of executive incentive bonus	58,589	-
Change in fair value of convertible debenture conversion derivative	112,091	9,023,824
Change in fair value of warrant liability	48,962	-
Change in fair value of conditionally redeemable 6% preferred stock liability	(45,886)	-
Depreciation, depletion, amortization and accretion of asset retirement obligation	243,580	388,635
Impairment of evaluated oil and gas properties	5,462,012	-
Accretion of debt discount	10,601	357,041
Changes in operating assets and liabilities:
Accounts receivable	(30,502)	92,307
Restricted cash	(145,259)	(2,637)
Other assets	(144,038)	431,808
Accounts payable and other accrued expenses	164,977	(310,452)
Net cash used in operating activities	(1,732,117)	(1,952,630)

Cash flows from investing activities:
Acquisition of undeveloped acreage	-	(305,000)
Drilling capital expenditures	(428)	(14,494)
Additions of oil and gas properties	-	(49,201)
Additions of office equipment	-	(768)
Net cash used in investing activities	(428)	(369,463)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	-	5,327,687
Dividend payments on Preferred Stock	(180,000)	-
Debt issuance costs	(266,308)	-
Proceeds from issuance of debt	3,000,000	-
Repayment of debt	-	(314,926)
Net cash provided by financing activities	2,553,692	5,012,761

Increase in cash	821,147	2,690,668
Cash at beginning of period	509,628	165,365

CASH AT END OF THE PERIOD	$1,330,775	$2,856,033
Supplemental disclosure:
Cash paid for interest	$49,665	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Fair value of warrants issued as debt discount	$56,250	$-
Acquisition of oil and gas assets for accounts payable and accrued interest	$-	$5,198,193
Transfer from derivative liability to equity classification	$-	$5,031,070
Issuance of Common Stock for payment of convertible debentures	$-	$8,744,836
Common Stock issued for convertible note interest	$-	$148,129

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION

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

The Company is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 31,000 net acres. Lilis drills for, operates and produces oil and natural gas wells through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All references to production, sales volumes and reserves quantities are net to the Company’s interest unless otherwise indicated.

NOTE 2 - LIQUIDITY

As of March 31, 2015, the Company had a negative working capital balance and a cash balance of approximately $6.39 million and $1.33 million, respectively. Also as of March 31, 2015, the Company had $3.0 million outstanding under its credit agreement with Heartland Bank (“Heartland”), of which $500,000 is due within one year, and $6.85 million outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”).

As of March 31, 2015, the Company is currently producing approximately 40 barrels of oil equivalent (“BOE”) a day from eight economically producing wells.

On January 8, 2015, the Company entered into a credit agreement with Heartland, as administrative agent (the “Credit Agreement”) which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of the Company, subject to certain conditions, and pursuant to an accordion advance provision in the Credit Agreement. The availability of additional funds is subject to the discretion of the lenders, and is generally based on the value of the Company’s proved developed producing (“PDP”) and proved undeveloped (“PUD”) reserves. The Company intends to use proceeds borrowed under the Credit Agreement to fund producing property acquisitions in North America, drill wells in the core of the Company’s lease positions and to fund its working capital.

On April 30, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with an unaffiliated private seller to acquire non-operated leasehold working interests including interests in 53 producing wells and a 640 gross (499 net) acre block of undeveloped leasehold in the core area of the Wattenberg Field in Weld County, Colorado for approximately $5.5 million in cash. The Company further agreed to pay approximately $1.6 million for the Company’s proportionate share of the ongoing cost of drilling and completing the additional active wells that are currently in progress pursuant to outstanding authorizations for expenditures. The transaction is expected to close prior to June 1, 2015.

 The Company intends to fund the $5.5 million purchase price and associated costs for these assets by drawing down on its Credit Agreement with Heartland acting as administrative agent.

On June 6, 2014, T.R. Winston & Company, LLC (“TR Winston”) executed a commitment to purchase or affect the purchase by third parties of an additional $15.0 million in Series A 8% Convertible Preferred Stock, to be consummated within 90 days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed to purchase or affect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment.

The Company will require additional capital to satisfy its obligations; to fund its current drilling commitments, as well as its acquisition and capital budget plans; to help fund its ongoing overhead; and to provide additional capital to generally improve its negative working capital position. The Company anticipates that such additional funding will be provided by a combination of capital raising activities, including borrowing transactions, the sale of additional debt and/or equity securities, sale of certain assets, and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If the Company is not successful in obtaining sufficient cash to fund the aforementioned capital requirements, the Company would be required to curtail its expenditures, and may be required to restructure its operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of its operations, including deferring all or portions of the Company’s capital budget. There is no assurance that any such funding will be available to the Company on acceptable terms, if at all.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s accounting policies are described in the Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2014, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Certain amounts in the 2014 financial statements have been reclassified to conform to the March 31, 2015 financial statements presentation. Such reclassification had no effect on net loss.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three months ended March 31, 2015, the Company recorded a $5.46 million impairment. No impairment was recorded in 2014.

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

Potentially dilutive securities, such as shares issuable upon the conversion of debt or preferred stock, and exercise of warrants and options, are excluded from the calculation when their effect would be anti-dilutive. As of March 31, 2015 and 2014 shares underlying options, warrants, preferred stock and convertible debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.

The Company had the following Common Stock equivalents at March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Stock Options	4,800,000	1,200,000
Series A Preferred Stock	3,112,033	-
Warrants	17,532,065	14,950,264
Convertible Debentures	3,423,233	3,423,233
	28,867,331	19,573,497

Recently Issued Accounting Pronouncements

Various accounting standards updates are issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, are not expected to have a material impact on the Company’s financial position and, results of operations.

NOTE 4 - OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS AND DIVESTITURES

During the quarter ended March, 31, 2015, the Company did not buy or sell any of its oil and gas properties.

If commodity prices stay at current early 2015 levels or decline further, the Company may incur additional full cost ceiling impairments in future quarters. Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of lower quarter-over-quarter prices in 2015 compared to 2014 is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges would not affect cash flow from operating activities, but would adversely affect the Company’s net income and stockholders’ equity. As a result of this lower ceiling value, during the quarter ended March 31, 2015, the Company recognized an impairment expense on its evaluated oil and gas properties of $5.46 million. No impairment was recognized in 2014.

Depreciation, depletion and amortization (“DD&A”) expenses related to the proved properties were approximately $244,000 and $389,000 for three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, the Company had $6.04 million of wells in progress, respectively. Wells in progress are related to certain wells in the Company’s core development program within the Northern Wattenberg field. The Company has capitalized and accrued approximately $5.73 million of costs through March 31, 2015 associated with these wells, which are currently in dispute.

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

NOTE 5 - DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of March 31, 2015 and December 31, 2014, the Company did not have any commodity derivative instruments. Through January 31, 2014, the Company maintained an active commodity swap for 100 barrels of oil per day at a price of $99.25 per barrel. The Company recorded a realized loss on oil price hedges of approximately $11,000 for the three months ended March 31, 2014.

Realized gains and losses are recorded as individual swaps mature and settle. These gains and losses are recorded as income or expenses in the periods during which applicable contracts settle. Swaps which are unsettled as of a balance sheet date are carried at fair value, either as an asset or liability. Unrealized gains and losses result from mark-to-market changes in the fair value of these derivatives between balance sheet dates.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs, used in the valuation methodologies in measuring fair value:

●	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

●	Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s interest rate term loan and convertible debentures are measured using Level 3 inputs.

Executive Compensation

In September 2013, the Company announced the appointment of Abraham Mirman as its new president. In connection with Mr. Mirman’s appointment, the Company entered into an employment agreement with Mr. Mirman (the “Mirman Agreement”). The Mirman Agreement provides for an incentive bonus package that, depending upon the relative performance of the Company’s Common Stock compared to the performance of stocks of certain peer group companies as measured from Mr. Mirman’s initial date of employment through December 31, 2014, may result in a cash bonus payment to Mr. Mirman of up to 3.0 times his base salary. The incentive bonus is recorded as a liability and valued at each reporting period. The Company engaged a valuation firm (“VFIRM”) to complete a valuation of this incentive bonus. As of December 31, 2014, the Company recorded a liability of $40,000 for accrued compensation. As previously announced, on March 30, 2015, the Company entered into an amended and restated employment agreement (the “CEO Agreement”) with Mr. Mirman. The CEO Agreement also provides for Mr. Mirman to receive a cash incentive bonus if certain production thresholds are achieved by the Company. The Company recorded Mr. Mirman’s new incentive bonus liability, valued by VFIRM, at $43,000 at March 31, 2015.

On March 6, 2015, the Company announced the appointment of Kevin Nanke as its new Executive Vice President and Chief Financial Officer. Mr. Nanke will also receive a cash incentive bonus if certain production thresholds are achieved by the Company and a performance bonus of $100,000 if the Company achieves certain goals set forth in the employment agreement. The Company recorded Mr. Nanke’s new incentive bonus liability, valued by VFIRM, at $29,000 at March 31, 2015.

As previously announced, in March 2015, the Company entered into an employment agreement with Ariella Fuchs for services to be performed as General Counsel to the Company. Ms. Fuchs will also receive a cash incentive bonus if certain production thresholds are achieved by the Company. The Company recorded Ms. Fuchs’ new incentive bonus liability, valued by VFIRM, at $27,000 at March 31, 2015.

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

Consulting Agreement with Bristol Capital-Warrant Anti-Dilution Feature

As previously disclosed, on September 2, 2014, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Bristol Capital, LLC (“Bristol”), pursuant to which the Company issued to Bristol a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.00 per share (or, in the alternative, 1,000,000 options, but in no case both). The agreement has an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another consulting agreement pursuant to which warrants are issued with a lower exercise price. On March 31, 2015, the Company revalued the warrants/options using the following variables: (i) warrants/options issued 1,000,000 total (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price $0.98; (iii) exercise price $ 2.00; expected life of 4.42 years; volatility of 104.5%; risk free rate of 1.25% for a total value of $400,000, which adjusted the change in fair value valuation of the derivative by $6,000 for the three months ended March 31, 2015.

Heartland Credit Agreement - Warrant Anti-Dilution Feature

On January 8, 2015, the Company entered into the Credit Agreement which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of the Company, subject to certain conditions, and pursuant to an accordion advance provision in the Credit Agreement. Heartland is entitled to receive 75,000 warrants for every $1.0 million advance with an exercise price equal to 115% of the 10-day volume weighted average price (“VWAP”) prior to closing. The Company issued 225,000 warrants (“Initial Warrants”) with the initial advance had an exercise price of $2.50. The Initial Warrants have an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price. The Company is carrying the Initial Warrants, valued at January 8, 2015, as a long-term derivative liability and will revalue the instrument every periodic period. On March 31, 2015, the Company revalued the warrants/option using the following variables: On March 31, 2015: (i) warrants issued 225,000; (ii) stock price $0.98; (iii) exercise price $ 2.50; expected life of 4.77 years; volatility of 106.9%; risk free rate of 1.31% for a total value of $99,000, which adjusted the change in fair value valuation of the derivative by $43,000 for the three months ended March 31, 2015. On January 8, 2015: (i) warrants issued 225,000; (ii) stock price $0.72; (iii) exercise price $ 2.50; expected life of 5.0 years; volatility of 97.1%; risk free rate of 1.50% for a total value of $56,000.

Convertible Debentures Conversion Derivative Liability

As of March 31, 2015, the Company had $6.84 million in remaining Debentures, which are convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, or 3,423,233 underlying conversion shares. The debentures have elements of a derivative due to the potential for certain adjustments, including both the conversion option and the price protection embedded in the Debentures. The conversion option allows the Debenture holders to convert their Debentures to the underlying Common Stock at $2.00. Subject to certain adjustments, including the requirement to reset the conversion for any subsequent offering at a lower price per share amount. The Company values this conversion liability at each reporting period using a Monte Carlo pricing model.

At March 31, 2015 and December 31, 2014, the Company valued the conversion feature associated with the Debentures at $1.36 million and $1.25 million, respectively. The Company used the following inputs to calculate the valuation of the derivative as of March 31, 2015: volatility 110%; conversion price $2.00; stock price $0.98; and present value of conversion feature $0.40 per convertible share and as of December 31, 2014: volatility 70%; conversion price $2.00; stock price $0.72; and present value of conversion feature $0.47 per convertible share.

The following table provides a summary of the fair values of assets and liabilities measured at fair value (in thousands):

March 31, 2015:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreements	$-	$-	$(99)	$(99)
Warrant liabilities	-	-	(499)	(499)
Convertible debenture conversion derivative liability	-	-	(1,361)	(1,361)
Total liability, at fair value	$-	$-	$(1,959)	$(1,959)

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreement	$-	$-	$(40)	$(40)
Warrant liabilities	-	-	(394)	(394)
Convertible debenture conversion derivative liability	-	-	(1,249)	(1,249)
Total liability, at fair value	$-	$-	$(1,683)	$(1,683)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of March 31, 2015 (in thousands):

	Conversion derivative liability	Bristol/ Heartland warrant liability	Incentive bonus	Total

Balance at January 1, 2015	$1,249	$394	$40	$1,683
Additional liability	-	56	99	155
Change in fair value of liability	112	49	(40)	121
Balance at March 31, 2015	$1,361	$499	$99	$1,959

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2015 and 2014.

NOTE 7 - LOAN AGREEMENTS

(thousands, except percentages)	As of March 31, 2015
Heartland Term Loan	$3,000
Unamortized debt discount	(52)
Heartland Term Loan, net	2,948
Less: amount due within one year	(500)
Long-term debt due after one year	$2,448

8% Convertible Debentures, net (due 2018; 8% weighted average interest rate)	$6,846

Heartland Bank

On January 8, 2015, Lilis Energy, Inc. (the “Company”) entered into a credit agreement (the “Credit Agreement”) with Heartland, as administrative agent, and the financial institutions from time to time signatory thereto (individually a “Lender,” and any and all such financial institutions collectively the “Lenders”).

The Credit Agreement provides for a three-year senior secured term loan in an initial aggregate principal amount of $3,000,000, which principal amount may be increased to a maximum principal amount of $50,000,000 at the request of the Company pursuant to an accordion advance provision in the Credit Agreement subject to certain conditions, including the discretion of the lender (the “Term Loan”). Funds borrowed under the Credit Agreement may be used by the Company to (i) purchase oil and gas assets, (ii) fund certain Lender-approved development projects, (iii) fund a debt service reserve account, (iv) pay all costs and expenses arising in connection with the negotiation and execution of the Credit Agreement, and (v) fund the Company’s general working capital needs.

The Term Loan bears interest at a rate calculated based upon the Company’s leverage ratio and the “prime rate” then in effect. In connection with its entry into the Credit Agreement, the Company also paid a nonrefundable commitment fee in the amount of $75,000, and agreed to issue to the Lenders 75,000, 5-year warrants for every $1 million funded. An initial warrant to purchase up to 225,000 shares of the Company’s common stock at $2.50 per share was issued in connection with closing. As of January 8, 2015, the Company valued the 225,000 warrants at $56,000 which was accounted for as debt discount and amortized over the life of the debt. See Note 6—Fair Value of Financial Instruments for valuation inputs.

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

As of March 31, 2015 and December 31, 2014, the Company had $6.85 million and $6.84, net, respectively, remaining Debentures which are convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, subject to certain standard adjustments.

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

As of March 31, 2015, the Company is in compliance with both the Credit Agreement and the 8% Convertible Debenture covenants.

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

Interest Expense

For the three months ended March 31, 2015 and 2014, the Company incurred interest expense of approximately $222,000 and $1.21 million, respectively, of which approximately $172,000 and $1.05 million, respectively, were non-cash interest expense conveyed through property, amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in Common Stock.

NOTE 8 - COMMITMENTS and CONTINGENCIES

Environmental and Governmental Regulation

At March 31, 2015, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of March 31, 2015 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Parker v. Tracinda Corporation, Denver District Court, Case No. 2011CV561. In November 2012, the Company filed a motion to intervene in garnishment proceedings involving Roger Parker, the Company’s former Chief Executive Officer and Chairman. The Defendant, Tracinda, served various writs of garnishment on the Company to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested restricted stock. The Company asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to the Company. The underlying judgment against Mr. Parker was appealed to the Colorado Court of Appeals and, by Order dated October 17, 2013, that Court reversed the trial court with respect to Mr. Parker’s claims of waiver, estoppel and mitigation of damages and remanded with instruction to enter judgment for Mr. Parker. The Court of Appeals also ordered the trial court to conduct further proceedings to determine the amount of damages to award Mr. Parker on his breach of contract claim. The trial court conducted a later hearing and found in its Findings of Fact, Conclusions of Law and Order dated January 9, 2015, in favor of Mr. Parker on his claim for breach of contract, awarding him $6,981,302.60. Tracinda has appealed the ruling of the trial court.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

On June 6, 2014, TR Winston executed a commitment to purchase or affect the purchase by third parties of an additional $15 million in Series A 8% Convertible Preferred Stock, to be consummated within 90 days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed to purchase or affect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment.

Ronald D. Ormand

On March 20, 2014, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which MLV will act as the Company’s exclusive financial advisor. Ronald D. Ormand, currently a member of the Company’s board of directors as of February 2015, is the Managing Director and Head of Energy Investment Banking Group at MLV. The Engagement Agreement provides for a fee of $25,000 to be paid monthly to MLV, subject to certain adjustments and other specific fee arrangements in connection with the nature of financial services being provided. The Company expensed $75,000 for the three months ended March 31, 2015 and expensed a total of $25,000 for the three months ended March 31, 2014.

NOTE 10 - SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2015, the Company granted 284,188 shares of restricted stock to employees and board members. The Company reduced the total common shares outstanding at March 31, 2015 by 100,000 shares as a result of an adjustment for restricted stock granted which was forfeited before it vested. The total shares of Common Stock then increased during the quarter ended March 31, 2015 by 184,188, net of the adjustment for restricted stock.

Series A 8% Convertible Preferred Stock

On May 30, 2014, the Company consummated a private placement of 7,500 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”), along with detachable warrants to purchase up to 1,556,017 shares of Common Stock, at an exercise price of $2.89 per share, for aggregate gross proceeds of $7.50 million. The Series A Preferred Stock has a par value of $0.0001 per share, a stated value of $1,000 per share, a conversion price of $2.41 per share, and a liquidation preference to any junior securities. In connection with the issuance of the Series A Preferred Stock, the Company also issued a warrant for 50% of the amount of shares of Common Stock into which the Series A Preferred Stock is convertible.

In connection with issuance of the Series A Preferred Stock, the beneficial conversion feature (“BCF”) associated with this series, was valued at $2.21 million and the fair value of the warrant was valued at $1.35 million. The aggregate value of the Series A Preferred Stock and warrant, valued at $3.56 million, was considered a deemed dividend and the full amount was expensed immediately. The Company determined the transaction created a beneficial conversion feature which is calculated by taking the net proceeds of $6.79 million and valuing the warrants as of May 2014, utilizing a Black Scholes option pricing model. The inputs for the pricing model are: $2.48 market price per share; exercise price of $2.89 per share; expected life of 3 years; volatility of 70%; and risk free rate of 0.20%. The Company calculated the total consideration given to be $8.40 million comprised of $6.80 million for the Series A Preferred and $1.6 million for the warrants. The Company deemed the value of the beneficial conversion feature to be $2.21 million and immediately accreted that amount as a deemed dividend. As of March 31, 2015, the Company has accrued a cumulative dividend for $150,000.

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

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. On March 31, 2015 and December 31, 2014, the Company revalued the Conditionally Redeemable 6% Preferred Stock using the Monte Carlo pricing for a total value of $1.64 million, which adjusted the change in fair value valuation of the derivative by $46,000 for the three months ended March 31, 2015. On December 31, 2014, the Conditionally Redeemable Preferred Stock was valued at approximately $1.69 million. As of March 31, 2015, the Company has accrued a cumulative dividend for $30,000.

Consulting Agreements

In the ordinary course of business, the Company enters into services agreements for various services including but not limited to strategic planning; management and business operations; introductions to further its business goals; advice and services related to the Company’s growth initiatives; public relations; investment banking and any other consulting or advisory services including the one entered into with Bristol, discussed above. Often times, these agreements provide for an equity compensation component which has been paid in Common Stock, stock options and warrants or a combination thereof. During the three months ended March 31, 2015, Company issued a total of 300,000 warrants that were paid to consultants.

Warrants

A summary of warrant activity for the three months ended March 31, 2015:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2015	17,007,065	3.59
Warrants issued to Heartland Bank	225,000	2.50
Warrants issued to consultants	300,000	2.50
Exercised, forfeited, or expired	-	-
Outstanding at March 31, 2015	17,532,065	$3.56

The aggregate intrinsic value associated with outstanding warrants was zero at March 31, 2015 and December 31, 2014, respectively, as the strike price of all warrants exceeded the market price for Common Stock, based on the Company’s closing Common Stock price of $0.98 and $0.72, respectively. The weighted average remaining contract life as of March 31, 2015 was 1.47 years, and 1.71 years as of December 31, 2014.

During the three months ended March 31, 2015 and 2014, the Company issued warrants to purchase Common Stock for professional services. The warrants were valued using a Black Sholes model and $204,000 and $643,000 were expensed immediately for the three months ended March 31, 2015 and 2014, respectively.

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

The value of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the three months ended March 31, 2015, the Company granted 284,188 shares of restricted Common Stock and 3,450,000 stock options, to employees, directors and consultants. Also during the three months ended March 31, 2015, certain of the Company’s employees, directors and consultants forfeited 100,000 shares of restricted Common Stock and 2,233,333 stock options previously issued in connection with various terminations. As a result, the Company currently has 1,814,855 restricted shares and 4,800,000 options to purchase common shares outstanding to employees and directors. Options issued to employees vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds.

The Company requires that employees and directors pay the tax on equity grants in order to issue the shares and there is currently no cashless exercise option. Therefore, as of March 31, 2015, 1,426,917 shares remain issued, but not outstanding.

Compensation Costs

	As of March 31, 2015			As of March 31, 2014
(Dollar amounts in thousands)	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed	$555	$58	$613	$224	$70	$294
Unamortized stock-based compensation costs	$1,789	$75	$1,864
Weighted average amortization period remaining*	8.26	1.07

*	Only includes directors and employees which the options vest over time instead of performance criteria which the performance criteria has not been met as of March 31, 2015.

Restricted Stock

A summary of restricted stock grant activity for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015	1,630,667	2.44
Granted	284,188	.97
Forfeited	(100,000)	2.45
Outstanding at March 31, 2015	1,814,855	2.21

As of March 31, 2015, total unrecognized compensation cost related to the 74,166 unvested shares was approximately $77,000, which is expected to be recognized over a weighted-average remaining service period of 1.07 years.

During the three months ended March 31, 2015 and 2014, the Company granted restricted stock for professional services. The restricted stock granted was valued at the fair value at the date of grant and vested over the useful life of the service contract. During the three months ended March 31, 2015 and 2014 the Company amortized $57,000 and $95,000, respectively relating to these contracts.

Subsequent to March 31, 2015, the Company issued 300,854 shares to employees and a director upon vesting of restricted shares.

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

In April of 2015, the Company amended its non-employee director compensation terms and granted 100,000 shares, vesting over three years, and 450,000 options (250,000 which vested immediately and 200,000 which vest in equal installments over three years) to each of G. Tyler Runnels, General Merrill McPeak and Ronald D. Ormand. See Note 14 —Subsequent Events.

Stock Options

A summary of stock options activity for the three months ended March 31, 2015 is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2015	3,583,333	$2.16	1,383,333	$4.24

Granted	3,450,000	$1.11	766,667	$1.11
Exercised	-	-	-	-
Forfeited or cancelled	(2,233,333)	$(2.45)	(233,333)	(1.84)
Outstanding at March 31, 2015	4,800,000	$1.40	1,916,667	$3.73

As of March 31, 2015, total unrecognized compensation costs relating to the outstanding options was $1,789,000, which is expected to be recognized over the remaining vesting period of approximately 2.47 years.

The outstanding options do not have any intrinsic value at year end, as their weighted average price is greater than the trading price at March 31, 2015. The average life of the options is 3 years and has no intrinsic value as of March 31, 2015.

During the three month ended March 31, 2015 and 2014, the Company issued stock options to purchase Common Stock to certain Officers and Directors. The options are valued using a Black Scholes model and amortized over the life of the option. During the three months ended March 31, 2015 and 2014 the Company amortized $555,000 and $225,000, respectively relating to options outstanding.

NOTE 12- SUBSEQUENT EVENTS

Asset Purchase Agreement

On April 30, 2015, the Company entered into an Asset Sale and Purchase Agreement (the “APA”) with an unaffiliated private seller to acquire non-operated leasehold working interests including interests in 53 producing wells and a 640 gross (499 net) acre block of undeveloped leasehold in the core area of the Wattenberg Field in Weld County, Colorado for approximately $5.5 million in cash. The Company further agreed to pay approximately $1.6 million for the Company’s proportionate share of the ongoing cost of drilling and completing the additional active wells that are currently in progress pursuant to outstanding authorizations for expenditures. The transaction is expected to close prior to June 1, 2015.

The Company intends to fund the $5.5 million purchase price and associated costs for these assets by drawing down on its Credit Agreement with Heartland acting as administrative agent.

Board Compensation

On April 16, 2015, the Board adopted amended terms to the Company’s independent director compensation agreements and established an amended non-employee director compensation program. The Company’s non-employee director compensation program is comprised of the following components:

●	Initial Grant: Each non-employee director receives 100,000 shares of Common Stock, which vest in three equal installments over a three year period, payable on the date of the director’s appointment anniversary (subject to the continued service of the director and certain accelerated vesting provisions);

●	Annual Stock Award: Each non-employee director will receive an annual stock award equal to $60,000 divided by the most recent per share closing price of the Common Stock on the national securities exchange on which the Common Stock is traded prior to the date of each annual grant, payable on the director’s appointment anniversary, and subject to certain accelerated vesting provisions;

●	Annual Cash Retainer: Each non-employee director will receive an annual cash retainer fee of $60,000, paid quarterly, which at the election of the director is payable in cash or stock (calculated by dividing the value of cash compensation (or a portion thereof), by the most recent per share closing price of the Common Stock on the national securities exchange on which the Common Stock is traded prior to the date of the grant; and

●	Option Award: Each non-employee director will receive grant of 250,000 stock options, which vest immediately and 200,000 options that vest in equal installments over a three year period; and

●	Committee Fees: On a quarterly basis, beginning at the end of the first full quarter following the appointment of the non-employee director to Chairman of the Board, Chairman of the Audit Committee or Chairman of the Compensation Committee, the director will receive $12,500, $6,250 and $6,250, respectively, in cash compensation.

For more information on the grants of equity compensation to non-employee directors see Note11— Share Based and Other Compensation—Share Based Compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Financial Condition and Liquidity

As of March 31, 2015, the Company had a negative working capital balance and a cash balance of approximately $6.39 million and $1.33 million, respectively. Also as of March 31, 2015, the Company had $3.0 million outstanding under its credit agreement with Heartland Bank (“Heartland”), of which $500,000 is due within one year, and $6.85 million outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”).

As of March 31, 2015, the Company is currently producing approximately 40 barrels of oil equivalent (“BOE”) a day from eight economically producing wells.

On January 8, 2015, the Company entered into a credit agreement with Heartland, as administrative agent (the “Credit Agreement”) which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of the Company, subject to certain conditions, and pursuant to an accordion advance provision in the Credit Agreement. The availability of additional funds is subject to the discretion of the lenders, and is generally based on the value of the Company’s proved developed producing (“PDP”) and proved undeveloped (“PUD”) reserves. The Company intends to use proceeds borrowed under the Credit Agreement to fund producing property acquisitions in North America, drill wells in the core of the Company’s lease positions and to fund its working capital.

On April 30, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with an unaffiliated private seller to acquire non-operated leasehold working interests including interests in 53 producing wells and a 640 gross (499 net) acre block of undeveloped leasehold in the core area of the Wattenberg Field in Weld County, Colorado for approximately $5.5 million in cash. The Company further agreed to pay approximately $1.6 million for the Company’s proportionate share of the ongoing cost of drilling and completing the additional active wells that are currently in progress pursuant to outstanding authorizations for expenditures. The transaction is expected to close prior to June 1, 2015.

The Company intends to fund the $5.5 million purchase price and associated costs for these assets by drawing down on its Credit Agreement with Heartland acting as administrative agent.

On June 6, 2014, T.R. Winston & Company, LLC (“TR Winston”) executed a commitment to purchase or affect the purchase by third parties of an additional $15 million in Series A 8% Convertible Preferred Stock, to be consummated within 90 days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed to purchase or affect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment.

The Company will require additional capital to satisfy its obligations; to fund its current drilling commitments, as well as its acquisition and capital budget plans; to help fund its ongoing overhead; and to provide additional capital to generally improve its negative working capital position. The Company anticipates that such additional funding will be provided by a combination of capital raising activities, including borrowing transactions, the sale of additional debt and/or equity securities, sale of certain assets, and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If the Company is not successful in obtaining sufficient cash to fund the aforementioned capital requirements, the Company would be required to curtail its expenditures, and may be required to restructure its operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of its operations, including deferring all or portions of the Company’s capital budget. There is no assurance that any such funding will be available to the Company on acceptable terms, if at all.

Cash Flows

Cash used in operating activities during the three months ended March 31, 2015 was $1.73 million. Cash used in operating activities offset by the cash used in investing activities and cash provided by financing activities by $821,000, and resulted in a corresponding increase in cash.

The following table compares cash flow items during the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014

Cash provided by (used in):
Operating activities	$(1,732)	$(1,952)
Investing activities	(1)	(369)
Financing activities	2,554	5,012
Net change in cash	$821	$2,691

During the three months ended March 31, 2015, net cash used in operating activities was $1.73 million, compared to cash used in operating activities of $1.95 million during the three months ended March 31, 2014, a decrease of cash used in operating activities of $220,000.  The conveyance of oil and gas properties to Hexagon for the reduction of term loan debt in 2014 reduced both the Company’s net oil and gas operating income and interest costs in 2015. Additionally in 2015, the Company increased its cash general and administrative on consultants, legal costs and expanding its management team resulting in similar cash used in operating activities for the periods presented.

During the three months ended March 31, 2015, net cash used in investing activities was $1,000, compared to net cash used in investing activity of $369,000 during the three months ended March 31, 2014, a decrease of cash used in investing activities of $368,000. The Company had limited activity in 2015. During 2014, the Company acquired $305,000 of undeveloped acreage and $49,000 on producing oil and gas properties.

During the three months ended March 31, 2015, net cash provided by financing activities was $2.55 million, compared to net cash provided by financing activities of $5.01 million during the three months ended March 31, 2014, a decrease $2.46 million. During 2015, the Company received proceeds from the issuance of debt of $3 million offset by a debt issuance cost of $266,000 and dividends of $180,000. While in 2014, the Company received proceeds from the issuance of Common Stock of $5.33 million offset by repayment of debt of $315,000.

Capital Resources and Budget

We anticipate a capital budget of up to $50.0 million for 2015. The budget is allocated toward the acquisition of properties and companies in North America and to develop our drilling opportunities that focus on unconventional reservoirs located in the Wattenberg field within the DJ Basin that will apply horizontal drilling in the Niobrara shale and Codell formations.

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

As of March 31, 2015, we had $6.04 million of wells in progress. Wells in progress are related to certain wells in the Company’s core development program within the Northern Wattenberg field. We capitalized and accrued approximately $5.73 million of costs through March 31, 2015 associated with these wells, which are currently in dispute.

The dispute relates to our ownership in certain wells being reduced and or eliminated from a possible farm-out.  The operator of the producing wells claims we entered into a farm-out which will reduce our ownership in the wells. Per the terms of the JOA, if we do not generate enough capital from equity or debt raises, then we may be placed in non-pay status with the operator per a Notice of Default. Should this occur, after 30 days without cure, the operator may forward us a Notice of Non-Consent and a penalty of up to 300% may be imposed in order to buy-back working interest in the newly drilled wells.

On March 6, 2015, we filed a lawsuit against the operator.  In our complaint, we seek monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA between the Company and the operator for tortious actions against us.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table compares operating data for the three months ended March 31, 2015 and March 31, 2014:

	Three Months ended March 31
	2015	2014

Revenue:
Oil sales	$89,385	$700,087
Gas sales	21,943	87,667
Operating fees	6,832	34,727
Realized gain on commodity price derivatives	-	11,143
Total revenue	118,160	833,624

Costs and expenses:
Production costs	20,392	416,323
Production taxes	10,814	93,680
General and administrative	2,352,878	2,958,415
Depreciation, depletion and amortization	243,580	388,635
Impairment of evaluated oil and gas properties	5,462,012	-
Total costs and expenses	8,089,676	3,857,053

Loss from operations	(7,971,516)	(3,023,429)

Other income (expenses):
Other income	8	53
Inducement expense	-	(6,661,275)
Loss on change in fair value of convertible debentures conversion derivative liability	(112,091)	(9,023,824)
Loss on change in fair value of warrant liability	(48,962)	-
Gain on change in fair value of conditionally redeemable 6% preferred stock	45,886	-
Interest expense	(221,610)	(1,211,472)
Total other expenses	(336,769)	(16,896,518)

Net loss	$(8,308,285)	$(19,919,947)
Dividend on preferred stock	(180,000)	-
Net loss attributable to common shareholders	$(8,488,285)	$(19,919,947)

Net loss per common share basic and diluted	$(0.29)	$(0.79)
Weighted average shares outstanding:
Basic and diluted	28,803,095	25,087,037

Total revenues

Total revenues were $118,000 for the three months ended March 31, 2015, compared to $834,000 for the three months ended March 31, 2014, a decrease of $715,000, or 86%. The decrease in revenues was due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon on September 2, 2014 compounded by the 55% drop in realized price per BOE from $76.58 in 2014 to $34.64 in 2015. During the three months ended March 2015 and 2014, production amounts were 3,214 and 10,288 BOE, respectively, a decrease of 7,074 BOE, or 69%.

The following table shows a comparison of production volumes and average prices:

	For the Three Months Ended March 31,
	2015	2014
Product
Oil (Bbl.)	1,935	8,455
Oil (Bbls)-average price (1)	$46.20	$82.80

Natural Gas (MCF)-volume	7,673	10,997
Natural Gas (MCF)-average price (2)	$2.86	$7.97

Barrels of oil equivalent (BOE)	3,214	10,288
Average daily net production (BOE)	36	114
Average Price per BOE (1)	$34.64	$76.58

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$34.64	$76.58

Production costs per BOE	6.34	40.47
Production taxes per BOE	3.36	9.11
Depreciation, depletion, and amortization per BOE	75.79	37.78
Total operating costs per BOE	$85.49	$87.36

Gross margin per BOE	$(50.85)	$(10.78)

Gross margin percentage	-147%	-14%

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

As of March 31, 2015, the Company did not maintain any active commodity swaps.

Production costs

Production costs were $20,000 during the three months ended March 31, 2015, compared to $416,000 for the three months ended March 31, 2014, an decrease $396,000 or 95%. The decrease in production costs were due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon on September 2, 2014. Additionally, the wells conveyed to Hexagon we’re mature in nature resulting in higher operating costs as compared to the wells retained.

Production taxes

Production taxes were $11,000 for the three months ended March 31, 2015, compared to $94,000 for the three months ended March 31, 2014, a decrease of $83,000, or 88%.  The decline in production taxes is consistent with the decline in production costs as expected given the property conveyance to Hexagon in 2014.

General and administrative

General and administrative expenses were $2.35 million during the three months ended March 31, 2015, compared to $2.96 million during the three months ended March 31, 2014, a decrease of $605,000, or 20%.  The $263,000 increase in cash general and administration costs compared to last year can be attributed to increased compensation relating to additional employees along with higher contract services and legal costs. Non-cash general and administrative items for the three months ended March 31, 2015 were $817,000 compared to $1.69 million during the three months ending March 31, 2014, a decrease of $0.87 million, or 51%. In 2015 the Company issued non-cash equity to certain consultants for $204,000, a $540,000 reduction from the $744,000 incurred in 2014. In 2014, the Company incurred an additional $686,000 in placement fees relating to the conversion of its convertible debt.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $244,000 during the three months ended March 31, 2015, compared to $389,000 during the three months ended March 31, 2014, a decrease of $145,000, or 37%.  Decrease in depreciation, depletion, and amortization was from a decrease in production amounts in 2015 from 2014 primarily relating to the property conveyance to Hexagon, offset $9.9 million transferred to the depletion pool from unevaluated properties in 2014 resulting in an increased depletion rate.  Production amounts decreased to 3,214 from 10,288 for the three months ended March 31, 2015 and 2014, respectively, a decrease of 7,074, or 69%. Depreciation, depletion, and amortization per BOE increased to $75.79 from $37.78, respectively, for the three months ended March 31, 2015 and 2014, an increase of $38.01, or 101%.

Inducement expense

In January 2014, the Company entered into the Conversion Agreement between the Company and all of the holders of the Debentures.  Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures then outstanding converted to common stock at a price of $2.00 per common share.  As inducement for the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. The Company used a Lattice model to value the warrants, utilizing a volatility of 65%, and a life of 3 years, which arrived at a fair value of $6.67 million for the Warrants and expensed immediately.

Impairment of evaluated oil and gas properties

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

During the quarter ended March 31, 2015, the Company recognized an impairment expense on its evaluated oil and gas properties of $5.46 million. No impairment was recognized in 2014.

Interest Expense

For the three months ended March 31, 2015 and 2014, the Company incurred interest expense of approximately $222,000 and $1.21 million, respectively, of which approximately $172,000 and $1.05 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the convertible debentures payable discount, and convertible debentures interest paid in common stock.

Change in Bristol/Heartland warrant liability

The equity instruments issued to both Bristol and Heartland have an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another consulting agreement (in the case of Bristol) or any agreement (in the case of Heartland) pursuant to which warrants are issued with a lower exercise price. The change in fair value of this warrant provision was $49,000 for the three months ended March 31, 2015.

Change in fair value of derivative liabilities

For the three months ended March 31, 2015 and 2014, we incurred a change in the fair value of the derivative liability related to the convertible debentures of approximately $112,000 and $9.02 million, respectively. During the year ended December 31, 2014, we reduced the conversion price from $4.25 to $2.00, consistent with the January Private Placement. The conversion resulted in a reduction of the convertible debenture liability by $5.69 million and an increase in additional paid in capital.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Overview of Our Business, Strategy, and Plan of Operations

We have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell formation resource plays. We believe these assets offer the possibility of repeatable year-over-year success and significant and cost-effective production and reserve growth. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in the DJ Basin in Colorado, Nebraska, and Wyoming. As of March 31, 2015 we owned interests in approximately 37,000 gross (31,000 net) leasehold acres, of which 30,000 gross (24,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.   We are primarily focused on our North and South Wattenberg Field, assets which include attractive unconventional reservoir drilling opportunities in mature development areas that offer low risk Niobrara and Codell formation productive potential.  We also believe that our conventional reservoir development potential in our Silo-East, Hanson and Wilke/Lukassen well areas will yield competitive results. We expect to pursue an aggressive multi-well program.

Our intermediate goal is to create significant value via the investment of up to $50.0 million in our inventory of low and controlled-risk conventional and unconventional properties, while maintaining a low cost structure. To achieve this, our business strategy includes the following elements:

Pursuing the initial development of our Greater Wattenberg Field unconventional assets.  We plan to drill several horizontal wells on our South Wattenberg property during 2015. Drilling activities will target the well-established Niobrara and Codell formations.  Subject to the securing of additional capital, we expect to drill and operate up to 8 wells, with an expected investment of approximately $18.0 million.

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

Acreage. Currently, our inventory of developed and undeveloped acreage includes approximately 8,000 net acres that are held by production, approximately, 23,000, 2,000, 5,000 and 1,000 net acres that expire in the years 2015, 2016, 2017, and thereafter, respectively. Approximately 88% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at the option of us, via payment of varying, but typically nominal, extension amounts. We’re currently evaluating the 2015 lease expirations to determine if this acreage is a focus for future development. If determined to be a focus for future development, we plan to re-lease if available. If not a focus, we plan to let the acreage expire. We plan to borrow additional funds under the Credit Agreement to acquire additional bolt-on properties, acquire other properties throughout North America, or drill wells on our core properties to hold the property by production.

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

Oil and Natural Gas Reserves

We follow the full cost method of accounting.  All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool.  Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, impairment would be recognized.  Under the SEC rules, we prepared our oil and gas reserve estimates as of December 31, 2014, using the average, first-day-of-the-month price during the 12-month period ending December 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of March 31, 2015 Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were still not adequate, due to the material weaknesses in internal controls over financial reporting described below.

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

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s internal controls and procedures were not effective.

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

As a result of the restatement described herein, the Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management and expert internal control consultants, re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014 in accordance with the assessment and testing procedures described above. Based on this re-evaluation, and because the impact of the errors on the Company’s quarterly financial statements for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014, was sufficiently material to warrant restatement of the Company’s quarterly reports on Form 10-Q for those periods, we have determined that the following additional material weakness in internal controls over financial reporting existed as of December 31, 2014:

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

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2015, based on the Internal Control—Integrated Framework issued by COSO (1992).

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

Changes in Internal Control over Financial Reporting

Other than those described above, management has determined that there were no changes in the Company’s internal controls over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Parker v. Tracinda Corporation, Denver District Court, Case No. 2011CV561. In November 2012, the Company filed a motion to intervene in garnishment proceedings involving Roger Parker, the Company’s former Chief Executive Officer and Chairman. The Defendant, Tracinda, served various writs of garnishment on the Company to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested restricted stock. The Company asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to the Company. The underlying judgment against Mr. Parker was appealed to the Colorado Court of Appeals and, by Order dated October 17, 2013, that Court reversed the trial court with respect to Mr. Parker’s claims of waiver, estoppel and mitigation of damages and remanded with instruction to enter judgment for Mr. Parker. The Court of Appeals also ordered the trial court to conduct further proceedings to determine the amount of damages to award Mr. Parker on his breach of contract claim. The trial court conducted a later hearing and found in its Findings of Fact, Conclusions of Law and Order dated January 9, 2015, in favor of Mr. Parker on his claim for breach of contract, awarding him $6,981,302.60. Tracinda has appealed the ruling of the trial court.

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

Item 1A. Risk Factors.

There has been no material change in our Risk Factors from those reported in Part I, Item 1A of our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we incorporate by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on May 5, 2015).
10.1†	Employment Agreement with Eric Ulwelling, dated as of February 19, 2015 (incorporated herein by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.2†	Employment Agreement with Kevin Nanke, dated March 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 12, 2015).
10.3†	Employment Agreement with Ariella Fuchs, dated March 16, 2015 (incorporated herein by reference to Exhibit 10.84 to the Company’s annual report on Form 10-K for the period ended December 31, 2014, filed on April 15, 2015).
10.4†	Amended and Restated Employment Agreement between the Company and Abraham Mirman, dated March 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 2, 2015).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	May 15, 2015
Abraham Mirman	(Principal Executive Officer)

/s/ Kevin Nanke	Chief Financial Officer and Chief Accounting Officer	May 15, 2015
Kevin Nanke	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on May 5, 2015).
10.1†	Employment Agreement with Eric Ulwelling, dated as of February 19, 2015 (incorporated herein by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.2†	Employment Agreement with Kevin Nanke, dated March 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 12, 2015).
10.3†	Employment Agreement with Ariella Fuchs, dated March 16, 2015 (incorporated herein by reference to Exhibit 10.84 to the Company’s annual report on Form 10-K for the period ended December 31, 2014, filed on April 15, 2015).
10.4†	Amended and Restated Employment Agreement between the Company and Abraham Mirman, dated March 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 2, 2015).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† Indicates a management contract or any compensatory plan, contract or arrangement.

