Form 10-Q
period 2015-06-30
LILIS ENERGY, INC.
filed 2015-08-19
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, 27,415,414 shares of the registrant’s common stock were issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, the risk factors discussed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2014 and the following factors:

●	availability of capital on an economically viable basis, or at all, to fund our capital or operating needs;

●	our high levels of debt, which could adversely affect our ability to raise additional capital, limit our ability to react to economic changes and make it more difficult to meet our obligations under our existing debt;

●	restrictions imposed on us under our credit agreement that limit our discretion in how we operate our business;

●	failure to meet requirements or covenants under our debt instruments, which could lead to foreclosure of significant core assets;

●	failure to fund our authorization for expenditures from other operators for key projects which will reduce or eliminate our interest in the wells/asset;

●	our history of net losses;

●	inability to address our negative working capital position in a timely manner;

●	the inability of management to effectively implement our strategies and business plans;

●	potential default under our secured obligations, material debt agreements or agreements with our investors;

●	estimated quantities and quality of oil and natural gas reserves;

●	exploration, exploitation and development results;

●	fluctuations in the price of oil and natural gas, including further reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;

●	availability of, or delays related to, drilling, completion and production, personnel, supplies (including water) and equipment;

●	the timing and amount of future production of oil and natural gas;

●	the timing and success of our drilling and completion activity;

●	lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;

●	declines in the values of our natural gas and oil properties resulting in write-down or impairments;

●	inability to hire or retain sufficient qualified operating field personnel;

●	our ability to successfully identify and consummate acquisition transactions;

●	our ability to successfully integrate acquired assets or dispose of non-core assets;

●	availability of funds under our credit agreement;

●	increases in interest rates or our cost of capital;

●	deterioration in general or regional (especially Rocky Mountain) economic conditions;

●	the strength and financial resources of our competitors;

●	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

●	inability to acquire or maintain mineral leases at a favorable economic value that will allow us to expand our development efforts;

●	inability to successfully develop our large inventory of undeveloped acreage we currently hold on a timely basis;

●	constraints, interruptions or other issues affecting the Denver-Julesburg Basin, including disruptions in transportation, marketing, processing, curtailment of production, or the occurrence of natural disasters and other adverse weather conditions;

●	technique risks inherent in drilling in existing or emerging unconventional shale plays using horizontal drilling and complex completion techniques;

●	delays, denials or other problems relating to our receipt of operational consents, approvals and permits from governmental entities and other parties;

●	unanticipated recovery or production problems, including cratering, explosions, blow-outs, fires and uncontrollable flows of oil, natural gas or well fluids;

●	environmental liabilities;

●	operating hazards and uninsured risks;

●	data protection and cyber-security threats;

●	loss of senior management or technical personnel;

●	litigation and the outcome of other contingencies, including legal proceedings;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations, including those related to climate change and hydraulic fracturing;

●	anticipated trends in our business;

●	effectiveness of our disclosure controls and procedures and internal controls over financial reporting;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate; and

●	other factors, many of which are beyond our control.

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

LILIS ENERGY, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$207,864	$509,628
Restricted cash	2,726	183,707
Accounts receivable (net of allowance of $80,000)	912,418	831,706
Prepaid assets	101,849	54,064
Total current assets	1,224,857	1,579,105

Oil and gas properties (full cost method), at cost:
Evaluated properties	46,341,837	46,268,756
Unevaluated acreage, excluded from amortization	2,885,758	2,885,758
Wells in progress, excluded from amortization	6,041,743	6,041,743
Total oil and gas properties, at cost	55,269,338	55,196,257
Less accumulated depreciation, depletion, amortization, and impairment	(30,932,954)	(24,550,217)
Oil and gas properties at cost, net	24,336,384	30,646,040

Other assets:
Office equipment net of accumulated depreciation of $122,657 and $107,712, respectively.	58,878	73,823
Deferred financing costs, net	274,801	60,000
Restricted cash and deposits	466,325	215,541
Total other assets	800,004	349,364

Total Assets	$26,361,245	$32,574,509

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)

Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Dividends accrued on preferred stock	$360,000	$180,000
Accrued expenses for drilling activity	5,734,131	5,734,131
Accounts payable	767,599	975,749
Accrued expenses	2,158,966	1,248,995
Short-term loan	250,000	-
Current portion of term loan	500,000	-
Total current liabilities	9,770,696	8,138,875

Long term liabilities:
Asset retirement obligation	203,939	200,063
Term loan, net of current portion, net of discount	2,202,637	-
Convertible debentures, net of discount	6,846,465	6,840,076
Warrant liability	716,250	393,788
Convertible debentures conversion derivative liability	1,523,339	1,249,442
Total long-term liabilities	11,492,630	8,683,369

Total liabilities	21,263,326	16,822,244

Commitments and contingencies

Conditionally redeemable 6% preferred stock, $0.0001 par value: 7,000 shares authorized; 2,000 shares issued and outstanding with a liquidation preference of $2,060,000 as of June 30, 2015 and $2,030,000 as of December 31, 2014.	1,565,911	1,686,102

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; stated rate $1,000:10,000,000 shares authorized; 7,500 issued and outstanding with a liquidation preference of $7,800,000 as of June 30, 2015 and $7,650,000 as of December 31, 2014.	6,794,000	6,794,000
Common stock, $0.0001 par value: 100,000,000 shares authorized; 27,314,094 shares issued and outstanding as of June 30, 2015 and 26,988,240 as of December 31, 2014.	2,732	2,699
Additional paid in capital	157,735,863	155,097,785
Accumulated deficit	(161,000,587)	(147,828,321)
Total stockholders' equity	3,532,008	14,066,163

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$26,361,245	$32,574,509

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Oil sales	$136,776	$979,523	$226,161	$1,679,609
Gas sales	26,253	102,324	48,196	189,990
Operating fees	8,888	42,152	15,720	76,881
Realized gain on commodity price derivatives	-	-	-	11,143
Total revenue	171,917	1,123,999	290,077	1,957,623

Costs and expenses:
Production costs	66,824	221,260	87,216	637,583
Production taxes	4,406	101,230	15,220	194,910
General and administrative	3,051,214	2,643,063	5,404,092	5,601,478
Depreciation, depletion and amortization	191,068	570,403	434,648	959,039
Impairment of evaluated oil and gas properties	504,897	-	5,966,909	-
Total costs and expenses	3,818,409	3,535,956	11,908,085	7,393,010

Loss from operations	(3,646,492)	(2,411,957)	(11,618,008)	(5,435,387)

Other income (expenses):
Other income	785	44	793	97
Inducement expense	-	-	-	(6,661,275)
Change in fair value of convertible debentures conversion derivative liability	(161,806)	3,630,015	(273,897)	(5,393,809)
Change in fair value of warrant liability	(217,250)	-	(266,212)	-
Change in fair value of conditionally redeemable 6% preferred stock	74,305	-	120,191	-
Interest expense	(553,522)	(2,135,078)	(775,132)	(3,346,550)
Total other expenses	(857,488)	1,494,981	(1,194,257)	15,401,537

Net loss	(4,503,980)	(916,976)	(12,812,265)	(20,836,924)
Accretion of Series A Convertible Preferred Stock	-	(3,566,895)	-	(3,566,895)
Accrued dividends for Series A Convertible Preferred Stock	(180,000)	(40,681)	(360,000)	(40,681)
Net loss attributable to common shareholders	$(4,683,980)	$(4,524,552)	$(13,172,265	$(24,444,500)

Net loss per common share basic and diluted	$(0.17)	$(0.16)	$(0.49)	$(0.93)
Weighted average shares outstanding:
Basic and diluted	27,154,094	27,498,284	27,071,625	26,292,183

The accompanying notes are an integral part of these condensed financial statements

LILIS ENERGY, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,812,265)	$(20,836,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement expense	-	6,661,275
Common stock issued to investment bank for fees related to conversion of convertible debentures	-	686,273
Equity instruments issued for services and compensation	2,638,110	1,177,039
Amortization of deferred financing cost	51,507	134,398
Change in fair value of convertible debentures conversion derivative liability	273,897	5,393,809
Change in fair value of warrant liability	266,212	-
Change in fair value of conditionally redeemable 6% preferred stock	(120,191)	-
Depreciation, depletion, amortization and accretion of asset retirement obligation	434,648	989,126
Impairment of evaluated oil and gas properties	5,966,909	-
Accretion of debt discount	15,276	772,460
Changes in operating assets and liabilities:
Accounts receivable	(80,712)	(147,166)
Restricted cash	(69,803)	95,460
Other assets	(47,784)	431,004
Accounts payable and other accrued expenses	701,821	178,422
Net cash used in operating activities	(2,782,375)	(4,464,824)

Cash flows from investing activities:
Acquisition of undeveloped acreage	-	(305,000)
Drilling capital expenditures	(73,081)	(109,057)
Additions of oil and gas properties	-	(24,030)
Additions of office equipment	-	(768)
Net cash used in investing activities	(73,081)	(438,855)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	-	5,327,687
Net proceeds from issuance of Series A Preferred Stock	-	4,940,992
Dividend payments on Preferred Stock	(180,000)	-
Debt issuance costs	(266,308)	-
Proceeds from issuance of short-term loan	250,000	-
Proceeds from issuance of debt	3,000,000	1,000,000
Repayment of debt	(250,000)	(5,081,213)
Net cash provided by financing activities	2,553,692	6,187,466

Increase (decrease) in cash	(301,764)	1,283,787
Cash at beginning of period	509,628	165,365
CASH AT END OF THE PERIOD	$207,864	$1,449,152
Supplemental disclosure:
Cash paid for interest	$147,680	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Fair value of warrants issued as debt discount	$56,250	$-
Acquisition of oil and gas assets for accounts payable and accrued interest	$-	$5,198,193
Transfer from derivative liability to equity classification	$-	$5,031,070
Issuance of Common Stock for payment of convertible debentures	$-	$8,744,836
Series A Preferred Stock subscription receivable		$1,853,000
Common Stock issued for convertible note interest	$-	$148,129

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

The Company is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 22,500 net acres. Lilis drills for, operates and produces oil and natural gas wells through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All references to production, sales volumes and reserves quantities are net to the Company’s interest unless otherwise indicated.

NOTE 2 - LIQUIDITY

Going Concern

The Company’s financial statements for the three and six months ended June 30, 2015 have been prepared on a going concern basis.  The Company has reported net operating losses during the three and six months ended June 30, 2015 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, which may adversely affect the Company’s ability to access capital it needs to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

The Company is currently looking for additional capital, potential merger candidates, or funding sources which may offer improved opportunities to obtain capital to develop its properties, acquire oil and gas properties and to cure any potential defaults in connection with our credit facility and current liabilities deficiencies. The Company is also focused on maintaining production while efficiently managing, and in some cases reducing, its operating and general and administrative expenses.  The Company is also evaluating asset divestiture opportunities to provide capital to reduce its indebtedness.  Successfully completing a capital infusion will eliminate doubt about the Company’s ability to continue as a going concern.

As of June 30, 2015, the Company was not in compliance with the financial covenant relating to the total debt to EBITDAX ratio required to be maintained by the Company and measured as of that date pursuant to the Credit Agreement. Additionally, the Company did not make the required principal payment due on July 1, 2015.  On August 6, 2015, Heartland applied cash from the Company’s Debt Service Reserve Account (as defined in the Credit Agreement) towards the overdue principal payment amount of $125,000 with applicable interest in the amount of $30,000 for a total aggregate payment of $155,000. The Company has reported this non-compliance to Heartland and received a waiver on the covenant violations.

Liquidity Plan

As of June 30, 2015, the Company had a negative working capital balance and a cash balance of approximately $8.55 million and $208,000, respectively. Also, as of June 30, 2015, the Company had $2.75 million outstanding under its credit agreement, as amended, (the “Credit Agreement”) with Heartland Bank (“Heartland”), as administrative agent, and the financial institutions from time to time signatory thereto (each individually a “Lender,” and any and all such financial institutions collectively the “Lenders”). Of this amount, $500,000 is due within one year. The Company presently has $6.85 million outstanding under its 8% Senior Secured Convertible Debentures due 2018 (the “Debentures”).

As of August 1, 2015, the Company is producing approximately 43 barrels of oil equivalent (“BOE”) a day from eight economically producing wells.

On January 8, 2015, the Company entered into the Credit Agreement with Heartland, as administrative agent, which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of the Company, subject to certain conditions, and pursuant to an accordion advance provision in the Credit Agreement. The availability of additional funds pursuant to the accordion advance is subject to the discretion of the lenders, and is generally based on the value of the Company’s proved developed producing (“PDP”) and proved undeveloped (“PUD”) reserves. The Company intends to use proceeds borrowed under the Credit Agreement to fund producing property acquisitions in North America, drill wells in the core of the Company’s lease positions and to fund its working capital. As of August 17, 2015, $2.75 million was outstanding under the Credit Agreement.

On April 30, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with Swan Exploration, LLC (“Swan”) to acquire non-operated leasehold working interests including interests in 53 producing wells and a 640 gross (499 net) acre block of undeveloped leasehold in the core area of the Wattenberg Field in Weld County, Colorado. On June 9, 2015, the Company and Swan entered into an amendment to the APA (the “First Amendment”) and the Company agreed to acquire an additional 375 net acres from previously granted right of first refusal acreage, bringing the total undeveloped acreage being acquired to 1,015 net acres in the core area of the Wattenberg Field targeting the Niobrara and Codell formations. The additional acreage includes authorization for expenditures (“AFE”) in place for 11 new wells with an average working interest of 4.48% and a total drilling commitment of $3.2 million.

Additionally, pursuant to the First Amendment, Lilis has agreed to assign to Swan an 8% carried working interest on future drilling on the south half of an undeveloped 640-acre tract within the originally agreed upon acquisition acreage. It is anticipated that the Company would pay an aggregate of approximately $4.8 million for its proportionate share of future drilling and completion costs, currently in varying stages of development pursuant to the outstanding AFEs, which includes the $3.2 million referenced above.

Due to current market conditions and volatility in the oil and gas market, the Company and Swan have entered into a subsequent amendment to extend the closing date of the transaction and have mutually agreed to further negotiate the final purchase price. The Company received a letter from Swan indicating a default on the acquisition, however, discussions remain ongoing and the Company expects to close the transaction in the third quarter of 2015, pending the success of continuing negotiations and the Company’s access to capital.

On June 6, 2014, T.R. Winston & Company, LLC (“TR Winston”) executed a commitment to purchase or affect the purchase by third parties of an additional $15.0 million in Series A 8% Convertible Preferred Stock, to be consummated within 90 days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed to purchase or affect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment. This has not yet occurred.

The Company will require additional capital to satisfy its obligations; to fund its current drilling commitments, as well as its acquisition and capital budget plans; to help fund its ongoing overhead; and to provide additional capital to generally improve its negative working capital position. The Company anticipates that such additional funding will be provided by a combination of capital raising activities, including borrowing transactions, the sale of additional debt and/or equity securities, the sale of certain assets, and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If the Company is not successful in obtaining sufficient cash to fund the aforementioned capital requirements, the Company would be required to curtail its expenditures and may be required to restructure its operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of its operations, including deferring all or portions of the Company’s capital budget. There is no assurance that any such funding will be available to the Company on acceptable terms, if at all.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, the financial statements do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three and six months ended June 30, 2015, the Company recorded a $505,000 and a $5.967 million impairment, respectively. No impairment was recorded in 2014.

The present value of estimated future net cash flows was computed by applying a flat oil price to forecast revenues from estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

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

Accrued Expense

Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations of a particular entity to transfer assets or provide service to other entities in the future as a result of past transactions or events. Below is the break-out of the accrued expense account as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Fair-value of executive compensation	$231,109	$40,000
Accrued convertible debenture interest	533,264	3,043
Board of director fees	49,272	-
Accrued professional fees	249,000	78,000
Production taxes	488,000	504,000
Other payables	608,321	623,952
	2,158,966	1,248,995

Asset Retirement Obligations

The Company's activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the asset is permanently removed from service.  Calculation of an asset retirement obligation ("ARO") requires estimates about several future events, including the life of the asset, the costs to remove the asset from service, and inflation factors.  The ARO is initially estimated based upon discounted cash flows over the life of the asset and is accreted to full value over time using the Company's credit adjusted risk-free interest rate.  Estimates are periodically reviewed and adjusted to reflect changes.

The present value of a liability for the ARO is initially recorded when it is incurred if a reasonable estimate of fair value can be made.  This is typically done when a well is completed or an asset is placed in service.  When the ARO is initially recorded, the Company capitalizes the cost (the asset retirement cost or "ARC") by increasing the carrying value of the related asset.  ARCs related to wells are capitalized to the full cost pool and are subject to depletion.  Over time, the liability increases for the change in its present value (accretion of ARO), while the net capitalized cost decreases over the useful life of the asset as depletion expense is recognized.  In addition, ARCs are included in the ceiling test calculation for valuing the full cost pool.

The fair value of the Company’s asset retirement obligation liability is calculated at the point of inception by taking into account (i) the cost of abandoning oil and gas wells, which is based on the Company’s and/or industry’s historical experience for similar work, or estimates from independent third-parties; (ii) the economic lives of its properties, which are based on estimates from reserve engineers; (iii) the inflation rate; and (iv) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.  As of June 30, 2015, the Company had an ARO balance of $204,000 and has accreted $5,000 and $9,000 for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, the Company accreted $24,000 and $44,000, respectively.

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

Potentially dilutive securities, such as shares issuable upon the conversion of debt or preferred stock, and exercise of warrants and options, are excluded from the calculation when their effect would be anti-dilutive. As of June 30, 2015 and 2014 shares underlying options, warrants, preferred stock and Debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.

The Company had the following Common Stock equivalents at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Stock Options	6,150,000	5,100,000
Unvested Restricted Stock (employees/directors)	1,914,001	1,779,633
Series A Preferred Stock	3,112,033	3,112,033
Warrants	15,685,331	16,506,281
Convertible Debentures	3,423,233	3,423,233
	30,284,598	29,921,180

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs in financial statements by presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied retrospectively.  Early adoption is permitted.  The adoption of this standard will not have material impact on the Company’s financial statements, other than balance sheet reclassifications.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”).  The objective of ASU 2014-15 is to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for fiscal years ending after December 15, 2017, and annual and interim periods thereafter.  This standard is not expected to have an impact on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASU 2014-09 is currently effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  However, the FASB recently announced plans to defer the effective date of ASU 2014-09 for one year.  The Company is currently evaluating the impact of adopting ASU 2014-09, but the standard is not expected to have a significant effect on the Company’s financial statements.

NOTE 4 - OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS AND DIVESTITURES

During the three and six months ended June 30, 2015, the Company did not buy or sell any of its oil and gas properties.

If commodity prices stay at current early 2015 levels or decline further, the Company may incur additional full cost ceiling impairments in future quarters. Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of lower quarter-over-quarter prices in 2015 compared to 2014 is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges would not affect cash flow from operating activities, but would adversely affect the Company’s net income and stockholders’ equity. As a result of this lower ceiling value, during the three and six months ended June 30, 2015, the Company recognized an impairment expense on its evaluated oil and gas properties of $505,000 and $5.97 million. No impairment was recognized in three and six months ended June 30, 2014.

Depreciation, depletion and amortization (“DD&A”) expenses related to the proved properties were approximately $184,000 and $416,000 for three and six months ended June 30, 2015 as compared to $512,000 and $901,000 for the three and six months ended June 30, 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company had $6.04 million of wells in progress for each period, respectively, as a result of two ownership disputes. Wells in progress are related to certain wells in the Company’s core development program within the Northern Wattenberg field. The Company has capitalized and accrued approximately $5.73 million of costs through June 30, 2015 associated with certain of these wells, which had previously been in dispute. This dispute related to our ownership in certain wells being reduced and or eliminated from a purported farm-out.  The operator of the producing wells had claimed that we entered into a farm-out which would have reduced our ownership in the wells. On July 8, 2015, as discussed below, the Company entered into a Settlement Agreement with the operator. During the six months ended June 30, 2015, there were no additional accrued costs associated with these wells.

During 2014, the Company transferred $516,000 from wells-in progress to developed oil and natural gas properties for one of its other wells in Northern Wattenberg, when that well became producing and economic. The amount transferred to producing properties represents 12.5% of the total 25% interest owned by the Company. The remaining 12.5% ownership in the well is currently being accrued at $491,000 for the authorization for expenditure to drill the wells, since the remaining ownership is being disputed by the mineral owners. The Company purchased the rights from both royalty owners which claimed ownership of the mineral rights. The Company has secured its 12.5% ownership by paying both owners $100,000 (for a total of $200,000). The payment was recorded as an asset to obtain the right to the minerals. By securing the interest with both interest owners, the Company’s interest will remain at 25%. The mineral owners are disputing the validity of an overriding royalty interest and, as a result, the operator of the well is currently holding revenues from the Company until the dispute is resolved. The Company believes the well is near payout and this should be resolved in the near future. The Company is currently accruing the remaining 12.5% authorization of expenditure and deferring the revenue in a suspense receivable account. The Company received notification that the dispute between the royalty owners has been settled. As a result, the Company is working with the operator to receive payment of its interest. As of June 30, 2014 and December 31, 2104, the Company had $404,000 and $378,000, respectively, recorded as suspense receivable.

During the six months ended June 30, 2015, the Company executed five joint operating agreements to participate as a non-operator in the drilling of five horizontal wells. The Company has an average of 2.78% working interest in each of these wells which are being drilled by reputable companies.

NOTE 5 - DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of June 30, 2015 and December 31, 2014, the Company did not have any commodity derivative instruments. Through January 31, 2014, the Company maintained an active commodity swap for 100 barrels of oil per day at a price of $99.25 per barrel. The Company recorded a realized loss on oil price hedges of approximately $11,000 for the six months ended June 30, 2014. The Company did not have a hedge agreement for the three months ended June 30, 2014.

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

The Company’s interest rate term loan and Debentures are measured using Level 3 inputs.

Executive Compensation

In September 2013, the Company announced the appointment of Abraham Mirman as its new president. In connection with Mr. Mirman’s appointment, the Company entered into an employment agreement with Mr. Mirman (the “Mirman Agreement”). The Mirman Agreement provides for an incentive bonus package that, depending upon the relative performance of the Company’s Common Stock compared to the performance of stocks of certain peer group companies as measured from Mr. Mirman’s initial date of employment through December 31, 2014, may result in a cash bonus payment to Mr. Mirman of up to 3.0 times his base salary. The incentive bonus is recorded as a liability and valued at each reporting period. The Company engaged a valuation firm (“VFIRM”) to complete a valuation of this incentive bonus. As of December 31, 2014, the Company recorded a liability of $40,000 for accrued compensation. As previously announced, on March 30, 2015, the Company entered into an amended and restated employment agreement (the “CEO Agreement”) with Mr. Mirman. The CEO Agreement also provides for Mr. Mirman to receive a cash incentive bonus if certain production thresholds are achieved by the Company. The Company recorded Mr. Mirman’s new incentive bonus liability, valued by VFIRM, at $270,000 at June 30, 2015. As of June 30, 2015, the Company has recorded four months of liability of $90,000.

On March 6, 2015, the Company announced the appointment of Kevin Nanke as its new Executive Vice President and Chief Financial Officer. Mr. Nanke will also receive a cash incentive bonus if certain production thresholds are achieved by the Company and a performance bonus of $100,000 if the Company achieves certain goals set forth in the employment agreement. The Company recorded Mr. Nanke’s new incentive bonus liability, valued by VFIRM, at $216,000 at June 30, 2015. As of June 30, 2015, the Company has recorded four months of liability of $72,000.

As previously announced, in March 2015, the Company entered into an employment agreement with Ariella Fuchs for services to be performed as General Counsel to the Company. Ms. Fuchs will also receive a cash incentive bonus if certain production thresholds are achieved by the Company. The Company recorded Ms. Fuchs’ new incentive bonus liability, valued by VFIRM, at $207,000 at June 30, 2015. As of June 30, 2015, the Company has recorded four months of liability of $69,000.

The three executive compensations agreements had a change in fair value for the three and six months ended June 30, 2015 of $173,000 and $231,000, respectively. The fair value of executive compensation is recorded as an accrued expense.

Consulting Agreement with Bristol Capital-Warrant Anti-Dilution Feature

On September 2, 2014, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Bristol Capital, LLC (“Bristol”), pursuant to which the Company issued to Bristol a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.00 per share (or, in the alternative, 1,000,000 options, but in no case both). The agreement has an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another consulting agreement pursuant to which warrants are issued with a lower exercise price. On December 31, 2014, the Company revalued the warrants/option using the following variables: (i) 1,000,000 total warrants/options issued (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price of $0.72; (iii) exercise price of $2.00; (iv) expected life of 4.67 years; (v) volatility of 96.78%; (vi) risk free rate of 1.10% for a total value of $394,000, which adjusted the change in fair value valuation of the derivative by $571,000. On June 30, 2015, the Company revalued the warrants/options using the following variables: (i) 1,000,000 total warrants/options issued (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price of $0.99; (iii) exercise price of $2.00; (iv) expected life of 4.20 years; (v) volatility of 100%; risk free rate of 1.4% for a total value of $588,000, which adjusted the change in fair value valuation of the derivative by $188,000 and $194,000 for the three and six months ended June 30, 2015, respectively. The warrants/options increased in liability value from the initial valuation which resulted in additional expense.

Heartland Credit Agreement - Warrant Anti-Dilution Feature

On January 8, 2015, the Company entered into the Credit Agreement which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of the Company, subject to certain conditions, and pursuant to an accordion advance provision in the Credit Agreement. Heartland is entitled to receive 75,000 warrants for every $1.0 million advance at an exercise price equal to 115% of the 10-day volume weighted average price (“VWAP”) prior to closing of each advance. The Company issued 225,000 warrants (the “Initial Warrants”) at an exercise price of $2.50 with the initial advance. The Initial Warrants have an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price. The Company is carrying the Initial Warrants, valued as of January 8, 2015, as a long-term derivative liability and will revalue the instrument periodically.

On June 30, 2015, the Company revalued the warrants using the following variables: (i) 225,000 warrants issued; (ii) stock price of $0.99; (iii) exercise price of $ 2.50; (iv) expected life of 4.50 years; (v) volatility of 100%; (vi) risk free rate of 1.5% for a total value of $128,000, which adjusted the change in fair value valuation of the derivative by $29,000 and $72,000 for the three and six months ended June 30, 2015, respectively. On January 8, 2015: (i) 225,000 warrants issued; (ii) stock price of $0.72; (iii) exercise price of $2.50; (iv) expected life of 5.0 years; (v) volatility of 97.1%; (vi) risk free rate of 1.50% for a total value of $56,000, which was recorded as a debt discount and amortized over the life of the loan.

Convertible Debentures Conversion Derivative Liability

As of June 30, 2015, the Company had $6.85 million in remaining Debentures, which are convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, or 3,423,233 underlying conversion shares. The debentures have elements of a derivative due to the potential for certain adjustments, including both the conversion option and the price protection embedded in the Debentures. The conversion option allows the Debenture holders to convert their Debentures to the underlying Common Stock at the conversion price of $2.00 per share. Subject to certain adjustments, including the requirement to reset the conversion for any subsequent offering at a lower price per share amount. The Company values this conversion liability at each reporting period using a Monte Carlo pricing model.

At June 30, 2015 and December 31, 2014, the Company valued the conversion feature associated with the Debentures at $1.52 million and $1.25 million, respectively. The Company used the following inputs to calculate the valuation of the derivative as of June 30, 2015: (i) volatility of 100%; (ii) conversion price of $2.00; (iii) stock price of $0.99; and (iv) present value of conversion feature of $0.02 per convertible share and as of December 31, 2014: (i) volatility of 70%; (ii) conversion price of $2.00; (iii) stock price of $0.72; and (iv) present value of conversion feature of $0.47 per convertible share.  The change in fair value valuation of the derivative was $162,000 and $274,000 for the three and six months ended June 30, 2015, respectively.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

June 30, 2015:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreements	$-	$-	$(231,000)	$(231,000)
Warrant liabilities	-	-	(716,000)	(716,000)
Convertible debenture conversion derivative liability	-	-	(1,523,000)	(1,523,000)
Total liability, at fair value	$-	$-	$(2,470,000)	$(2,470,000)

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreement	$-	$-	$(40,000)	$(40,000)
Warrant liabilities	-	-	(394,000)	(394,000)
Convertible debenture conversion derivative liability	-	-	(1,249,000)	(1,249,000)
Total liability, at fair value	$-	$-	$(1,683,000)	$(1,683,000)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of June 30, 2015:

	Conversion derivative liability	Bristol/ Heartland warrant liability	Incentive bonus	Total

Balance at January 1, 2015	$1,249,000	$394,000	$40,000	$1,683,000
Additional liability	-	56,000	149,000	205,000
Change in fair value of liability	274,000	266,000	42,000	582,000
Balance at June 30, 2015	$1,523,000	$716,000	$231,000	$2,470,000

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2015 and 2014.

NOTE 7 - LOAN AGREEMENTS

As of June 30, 2015
Heartland Term Loan (due January 8, 2018)	$2,750,000
Unamortized debt discount	(47,000)
Heartland Term Loan, net	2,703,000
Less: amount due within one year	(500,000)
Heartland Term Loan due after one year	$2,203,000

8% Convertible Debentures, net (due 2018; 8% weighted average interest rate)	$6,846,000

Heartland Bank

On January 8, 2015, Lilis Energy, Inc. (the “Company”) entered into a credit agreement, as amended (the “Credit Agreement”) with Heartland, as administrative agent, and the financial institutions from time to time signatory thereto (each individually, a “Lender,” and any and all such financial institutions collectively as the “Lenders”).

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

The Term Loan bears interest at a rate calculated based upon the Company’s leverage ratio and the “prime rate” then in effect. In connection with its entry into the Credit Agreement, the Company also paid a nonrefundable commitment fee in the amount of $75,000, and agreed to issue to the Lenders 75,000 5-year warrants for every $1 million funded. An initial warrant to purchase up to 225,000 shares of the Company’s common stock at $2.50 per share was issued in connection with closing. As of January 8, 2015, the Company valued the 225,000 warrants at $56,000, which was accounted for as debt discount and amortized over the life of the debt. The Company accreted $5,000 and $9,000 of debt discount for the three and six months ended June 30, 2015, respectively. The warrants are valued every quarter due to their derivative characteristics. See Note 6—Fair Value of Financial Instruments for valuation and inputs.

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

As of June 30, 2015, the Company was not in compliance with the financial covenant relating to the total debt to EBITDAX ratio required to be maintained by the Company and measured as of that date pursuant to the Credit Agreement. Additionally, the Company did not make the required principal payment due on July 1, 2015.  On August 6, 2015, Heartland applied cash from the Company’s Debt Service Reserve Account (as defined in the Credit Agreement) towards the overdue principal payment amount of $125,000 with applicable interest in the amount of $30,000 for a total aggregate payment of $155,000. The Company has reported this non-compliance to Heartland and received a waiver on the covenant violations.

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

Under the terms of the Conversion Agreement, the balance of the Debentures may be converted to Common Stock on the terms provided in the Conversion Agreement (including the terms related to the Warrants) at the election of the holder, subject to receipt of shareholder approval as required by NASDAQ continued listing requirements. The Company intends to present proposals to approve the conversion of the remaining outstanding Debentures at its 2015 annual meeting of shareholders, which it expects to hold sometime in the fourth quarter.

As of June 30, 2015 and December 31, 2014, the Company had $6.85 million and $6.84 million, net, remaining Debentures, respectively, which are convertible at any time at the holders’ option into shares of Common Stock at a conversion price of $2.00 per share, subject to certain standard adjustments.

As of June 30, 2015, the Company is in compliance with both the Credit Agreement and the 8% Convertible Debenture covenants, except as described above.

Interest Expense

Interest expense for the three and six months ended June 30, 2015 was $553,000 and $775,000, respectively, as compared to the three and six months ended June 30, 2014 of $2.14 million and $3.35 million, respectively. The non-cash interest expense during the three and six months ended June 30, 2015 was approximately $425,000 and $597,000, respectively, as compared to $1.28 million and $2.82 million for the three and six months ended June 30, 2014. The non-cash interest expenses consisted of non-cash interest expense and amortization of the deferred financing costs, accretion of the Debentures payable discount, and Debentures interest paid in common stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At June 30, 2015, there were no known environmental or regulatory matters which were reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of June 30, 2015 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Parker v. Tracinda Corporation, Denver District Court, Case No. 2011CV561. In November 2012, the Company filed a motion to intervene in garnishment proceedings involving Roger Parker, the Company’s former Chief Executive Officer and Chairman. The Defendant, Tracinda, served various writs of garnishment on the Company to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested restricted stock. The Company asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to the Company. The underlying judgment against Mr. Parker was appealed to the Colorado Court of Appeals and, by Order dated October 17, 2013, that Court reversed the trial court with respect to Mr. Parker’s claims of waiver, estoppel and mitigation of damages and remanded with instruction to enter judgment for Mr. Parker. The Court of Appeals also ordered the trial court to conduct further proceedings to determine the amount of damages to award Mr. Parker on his breach of contract claim. The trial court conducted a later hearing and found in its Findings of Fact, Conclusions of Law and Order dated January 9, 2015, in favor of Mr. Parker on his claim for breach of contract, awarding him $6,981,302.60.Tracinda’s Motion for Amendment of the Court’s January 9 Findings and Conclusions was the subject of an Order dated April 10, 2015, in which the Court set off the award in favor of Mr. Parker against the award in favor of Tracinda, resulting in judgment in favor of Tracinda and against Mr. Parker in the amount of $625,572.10. On April 16, 2015, Tracinda filed a Notice of Appeal in the Colorado Court of Appeals, appealing both the January 9 Order and the April 10 Order. On May 18, 2015, Parker filed a Notice of Cross-Appeal in the Colorado Court of Appeals, cross-appealing both the January 9 Order and the April 10 Order. The record is in the process of being certified. The filing of the record will trigger the parties' briefing schedule.

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

Lilis Energy, Inc. v. Great Western Operating Company LLC, Eighth Judicial District Court for Clark County, Nevada, Case No. A-15-714879-B. On March 6, 2015, the Company filed a lawsuit against Great Western Operating Company, LLC (the “Operator”). The dispute related to the Company’s interest in certain producing wells and the Operator’s assertion that the Company’s interest was reduced and/or eliminated as a result of a default or a farm-out agreement. Underlying the dispute is the JOA which provides the parties with various rights and obligations. In its complaint, the Company sought monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA. The Operator filed a motion to dismiss on May 26, 2015 and we responded by filing an opposition motion on June 12, 2015.

On July 7, 2015, as previously reported, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the Operator. The Settlement Agreement provides that upon Lilis’ payment to the Operator, net of the revenues owed to Lilis based on Lilis’ respective working interests in the subject wells of (i) the balance of its share of the costs and expenses of drilling, completion and operating costs of the subject wells, (ii) interest due on that amount and (iii) a penalty fee of $250,000. Lilis will have its full rights restored in the subject wells and return to having all rights and obligations under the JOA. This includes the right to participate in any future proposed wells at Lilis’ full interest under the JOA as if Lilis had participated and paid its proportionate share of costs of the subject wells prior to the notices of default sent to the Company by the Operator. Pursuant to the JOA, Lilis will regain an approximately 50% working interest in each of two Wattenberg horizontal wells (1 Niobrara and 1 Codell), an approximately 33% working interest in a third well (Niobrara), and an approximately 50% working interest in the remaining leasehold.

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

On June 6, 2014, TR Winston executed a commitment to purchase or affect the purchase by third parties of an additional $15 million in Series A 8% Convertible Preferred Stock, to be consummated within 90 days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed to purchase or affect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment. This has not yet occurred.

Ronald D. Ormand

On March 20, 2014, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which MLV will act as the Company’s exclusive financial advisor. Ronald D. Ormand, currently a member of the Company’s board of directors as of February 2015, is the Managing Director and Head of the Energy Investment Banking Group at MLV. The Engagement Agreement provides for a fee of $25,000 to be paid monthly to MLV, subject to certain adjustments and other specific fee arrangements in connection with the nature of financial services being provided. The Company expensed $75,000 and $175,000 for the three and six months ended June 30, 2015, respectively, and expensed a total of $50,000 and $150,000 for the three and six months ended June 30, 2014, respectively.

On May 27, 2015, MLV agreed to take $150,000 of its accrued fees in the Company’s Common Stock and was issued 75,000 shares in lieu of payment. The closing share price on May 27, 2015 was $1.56.

General Merrill McPeak

During the three months ended June 30, 2015, the Company received $250,000 from General McPeak as a short-term funding source (the “Short-Term Agreement”). The Short-Term Agreement carries a 12% interest and is not secured by any assets of the Company. The Short-Term Agreement generated minimal interest. The amount will be repaid within one year. General McPeak is currently a member of the Company’s board of directors. The Short-Term Agreement is recorded as a short-term loan.

NOTE 10 - SHAREHOLDERS’ EQUITY

During the three and six months ended June 30, 2015, the Company granted 350,000 shares and 634,189 shares of restricted Common Stock to employees and board members, respectively. The 634,189 shares of restricted Common Stock were reduced by forfeitures of 100,000 shares of restricted Common Stock, as a result of resignations by former employees and directors. As such, the total shares of Common Stock granted during the six months ended June 30, 2015 was 534,189, net of the forfeiture adjustment of unvested shares. During the three and six months ended June 30, 2015, the Company expensed $1.82 million and $2.64 million, respectively. During three and six months ended June 30, 2014, the Company expensed $8.4 million and $36.0 million, respectively.

Series A 8% Convertible Preferred Stock

On May 30, 2014, the Company consummated a private placement of 7,500 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”), together with warrants to purchase up to 1,556,017 shares of Common Stock, at an exercise price of $2.89 per share, for aggregate gross proceeds of $7.50 million. The Series A Preferred Stock bears an 8% dividend per annum, payable quarterly. The Series A Preferred Stock is convertible into 3,112,033 shares of Common Stock at a conversion price of $2.41 per share, and has a liquidation preference to any junior securities. As of June 30, 2015, the Company has accrued a cumulative dividend of $300,000 on the Series A Preferred Stock. Additionally, the Company is subject to an 18% late fee on the outstanding dividend amount owed until the balance is paid.

Conditionally Redeemable 6% Preferred Stock

In August 2014, the Company designated 2,000 shares of its authorized preferred stock as Conditionally Redeemable 6% Preferred Stock (“Redeemable Preferred”). All 2,000 shares of Redeemable Preferred were issued pursuant to the execution of the settlement agreement with Hexagon, LLC (“Hexagon”) in September 2014. The Redeemable Preferred has the same par value and stated value characteristics as the Series A Preferred Stock, except the Redeemable Preferred is not convertible into Common Stock or any other securities of the Company. Except as otherwise required by law, holders of the Redeemable Preferred are not entitled to voting rights.

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserve thresholds. These thresholds include the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. On June 30, 2015 and December 31, 2014, the Company revalued the Conditionally Redeemable 6% Preferred Stock using the Monte Carlo pricing for a total value of $1.57 million, which adjusted the change in fair value valuation of the derivative down by $120,000 for the six months ended June 30, 2015. On December 31, 2014, the Conditionally Redeemable Preferred Stock was valued at approximately $1.69 million. As of June 30, 2015, the Company has accrued a cumulative dividend of $60,000 on the Redeemable Preferred.

Consulting Agreements

In the ordinary course of business, the Company enters into services agreements for various services including but not limited to strategic planning; management and business operations, introductions to further its business goals, advice and services related to the Company’s growth initiatives, public relations, investment banking and any other consulting or advisory services including the one entered into with Bristol, discussed above. Often times, these agreements provide for an equity compensation component which has been paid in Common Stock, stock options and warrants or a combination thereof. During the three and six months ended June 30, 2015, the Company issued a total of 300,000 and 600,000 warrants that were paid to consultants, respectively, as discussed below.

Warrants

Below is a summary of warrant activity for the six months ended June 30, 2015:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2015	17,007,065	3.59
Warrants issued to Heartland Bank	225,000	2.50
Warrants issued to consultants	600,000	2.25
Exercised, forfeited, or expired	(2,146,734)	6.10
Outstanding at June 30, 2015	15,685,331	$3.18

The aggregate intrinsic value associated with outstanding warrants was zero at June 30, 2015 as the strike price of all warrants exceeded the market price for Common Stock, based on the Company’s closing Common Stock price of $0.99 on June 30, 2015. The weighted average remaining contract life as of June 30, 2015 was 3.49 years.

During the three and six months ended June 30, 2015 and 2014, the Company issued warrants to purchase Common Stock to consultants for professional services. The warrants were valued using a Black Sholes model and the Company expensed approximately $220,000 and 425,000 for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, the Company expensed $35,000 and $643,000, respectively, representing the fair value of warrants issued to consultants for services rendered.

NOTE 11 - SHARE BASED AND OTHER COMPENSATION

Share-Based Compensation

In September 2012, the Company adopted the 2012 Equity Incentive Plan (the “EIP”). The EIP was amended by the stockholders on June 27, 2013 to increase the number of shares of Common Stock available for grant under the EIP from 900,000 shares to 1,800,000 shares and again on November 13, 2013 to increase the number of shares of Common Stock available for grant under the EIP from 1,800,000 shares to 6,800,000 shares and to increase the number of shares of Common Stock eligible for grant under the EIP in a single year to a single participant from 1,000,000 shares to 3,000,000 shares. Each member of the board of directors and the management team has been periodically awarded stock options and/or restricted stock grants and may be awarded additional grants under the terms of the EIP in the future.

The value of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the six months ended June 30, 2015, the Company granted 634,189 shares of restricted Common Stock and 4,800,000 stock options, to employees, directors and consultants. Also during the three months ended June 30, 2015, certain of the Company’s employees, directors and consultants forfeited 100,000 shares of restricted Common Stock and 2,233,333 stock options previously issued in connection with various terminations. As a result, as of June 30, 2015, the Company had 1,914,001 restricted shares and 6,150,000 options to purchase common shares outstanding to employees and directors. Options issued to employees vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds.

The Company requires that employees and directors pay the tax on equity grants in order to issue the shares and there is currently no cashless exercise option. Therefore, as of June 30, 2015, 1,914,001 shares have been granted, but are not issued.

Compensation Costs

	Three Months Ended June 30, 2015**			Three Months Ended As of June 30, 2014
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed*	$1,168,000	$283,000	$1,451,000	$530,000	$120,000	$650,000

	Six Months Ended June 30, 2015**			Six Months Ended As of June 30, 2014
(Dollar amounts in thousands)	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed*	$1,723,000	$341,000	$2,064,000	$754,000	$190,000	$944,000

*	Only includes directors and employees for which the options vest over time instead of based upon performance criteria for which the performance criteria has not been met as of June 30, 2015.
**	As of June 30, 2015, the Company has unamortized stock-based compensation costs for stock options of $2.36 million and $528,000 for restricted stock. The Company has a weighted average amortization period remaining for stock options of 7.77 years and 1.41 years for restricted stock.

Restricted Stock

A summary of restricted stock grant activity for the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015	1,630,667	2.44
Granted	634,188	.97
Vested/issued	(250,854)	1.12
Forfeited	(100,000)	2.45
Outstanding at June 30, 2015	1,914,001	2.20

As of June 30, 2015, total unrecognized compensation costs related to 411,667 unvested restricted shares of Common Stock issued to directors and employees was approximately $581,079, which is expected to be recognized over a weighted-average remaining service period of 1.41 years.

During the six months ended June 30, 2015 and 2014, the Company granted restricted stock for professional services. The restricted stock granted was valued at the fair value at the date of grant and vested over the contract life. During the three and six months ended June 30, 2015 the Company expensed $150,000 and $207,000, respectively, relating to the contracts. During the three and six months ended June 30, 2014, the Company expensed $190,000 and $285,000, respectively.

Board of Directors

On April 16, 2015, the Board adopted amended terms to the Company’s independent director compensation agreements and established an amended non-employee director compensation program pursuant to the EIP. The Company’s non-employee director compensation program is comprised of the following components:

●	Initial Grant: Each non-employee director receives 100,000 shares of Common Stock, which vest in three equal installments over a three year period, payable on the date of the director’s appointment anniversary (subject to the continued service of the director and certain accelerated vesting provisions);

●	Annual Stock Award: Each non-employee director will receive an annual stock award equal to $60,000 divided by the most recent per share closing price of the Common Stock on the national securities exchange on which the Common Stock is traded prior to the date of each annual grant, issued on the director’s appointment anniversary, and subject to certain accelerated vesting provisions;

●	Annual Cash Retainer: Each non-employee director will receive an annual cash retainer fee of $60,000, paid quarterly, which at the election of the director is payable in cash or stock (calculated by dividing the value of cash compensation (or portion thereof) by the most recent per share closing price of the Common Stock on the national securities exchange on which the Common Stock is traded prior to the date of the grant; and

●	Option Award: Each non-employee director will receive a grant of options to purchase 250,000 shares of Common Stock, which vest immediately and options to purchase 200,000 shares of Common Stock hat vest in equal installments over a three year period; and

●	Committee Fees: On a quarterly basis, beginning at the end of the first full quarter following the appointment of the non-employee director to Chairman of the Board, Chairman of the Audit Committee or Chairman of the Compensation Committee, the director will receive $12,500, $6,250 and $6,250, respectively, in cash compensation.

During the three and six months ended June 30, 2015, the Company expensed $977,000 and $1.20 million, respectively. The expense consisted of $977,000 and $1.15 million in non-cash compensation for the three and six months ended June 30, 2015. On April 20, 2015, the Company valued the 200,000 stock options issued to three of the non-employee directors using the following variables: (i) 200,000 options issued per director (600,000 options); (ii) stock price of $1.65; (iii) exercise price of $ 1.65; (iv) expected life of 7 years; (v) volatility of 99.44%; (vi) risk free rate of 1.65% for a total value of $271,000 for each grant (total of $813,000 for all three directors) which the amount is amortized over the vesting period. On April 20, 2015, the Company valued the 250,000 stock options issued to the three non-employee directors using the following variables: (i) 250,000 options issued for per director (750,000 options); (ii) stock price of $1.65; (iii) exercise price of $ 1.65; (iv) expected life of 5 years; (v) volatility of 99.44%; (vi) risk free rate of 1.65% for a total value of $306,000 for each grant (total of $918,000 for all three directors) which amount is expensed immediately.

Stock Options

A summary of stock options activity for the six months ended June 30, 2015 is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2015	3,583,333	$2.16	1,383,333	3.52

Granted	4,800,000	$1.26	2,666,667	9.64
Exercised	-	-	-	-
Forfeited or cancelled	(2,233,333)	$(2.45)	(233,333)	(1.84)
Outstanding at June 30, 2015	6,150,000	$1.35	2,666,667	7.04

As of June 30, 2015, total unrecognized compensation costs relating to the outstanding options was $2.35 million, which is expected to be recognized over the remaining vesting period of approximately 2.28 years.

The average life of the options is three years with an intrinsic value of $60,000 as of June 30, 2015.

During the six months ended June 30, 2015 and 2014, the Company issued stock options to purchase Common Stock to certain of its officers and directors. The options are valued using a Black Scholes model and amortized over the life of the option. During the three months ended June 30, 2015 and 2014 the Company amortized $1.17 million and $537,000, respectively and during the six months ended June 30, 2015 and 2014, the Company amortized $1.72 million and $762,000, respectively, relating to options outstanding. As of June 30, 2015, 3,483,333 options were exercisable and 2,666,667 options have yet to vest in accordance with employee and board of director compensation agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the unaudited condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Financial Condition and Liquidity

The Company’s financial statements for the three and six months ended June 30, 2015 have been prepared on a going concern basis.  The Company has reported net operating losses during the three and six months ended June 30, 2015 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, which may adversely affect the Company’s ability to access capital it needs to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

The Company is currently looking for additional capital, potential merger candidates, or funding sources which may offer improved opportunities to obtain capital to develop its properties, acquire oil and gas properties and to cure any potential defaults in connection with our credit facility and current liabilities deficiencies. The Company is also focused on maintaining production while efficiently managing, and in some cases reducing, its operating and general and administrative expenses.  The Company is also evaluating asset divestiture opportunities to provide capital to reduce its indebtedness.  Successfully completing a capital infusion will eliminate doubt about the Company’s ability to continue as a going concern.

As of June 30, 2015, the Company was not in compliance with the financial covenant relating to the total debt to EBITDAX ratio required to be maintained by the Company and measured as of that date pursuant to the Credit Agreement. Additionally, the Company did not make the required principal payment due on July 1, 2015.  On August 6, 2015, Heartland applied cash from the Company’s Debt Service Reserve Account (as defined in the Credit Agreement) towards the overdue principal payment amount of $125,000 with applicable interest in the amount of $30,000 for a total aggregate payment of $155,000. The Company has reported this non-compliance to Heartland and received a waiver on the covenant violations.

Liquidity Plan

As of June 30, 2015, the Company had a negative working capital balance and a cash balance of approximately $8.55 million and $208,000, respectively. Also, as of June 30, 2015, the Company had $2.75 million outstanding under its credit agreement, as amended, (the “Credit Agreement”) with Heartland Bank (“Heartland”), as administrative agent, and the financial institutions from time to time signatory thereto (each individually a “Lender,” and any and all such financial institutions collectively the “Lenders”). Of this amount, $500,000 is due within one year. The Company presently has $6.85 million outstanding under its 8% Senior Secured Convertible Debentures due 2018 (the “Debentures”).

As of August 1, 2015, the Company is producing approximately 43 barrels of oil equivalent (“BOE”) a day from eight economically producing wells.

On January 8, 2015, the Company entered into the Credit Agreement with Heartland, as administrative agent, which provides for a three-year senior secured term loan in an initial aggregate principal amount of $3.0 million, which principal amount may be increased to a maximum principal amount of $50.0 million at the request of the Company, subject to certain conditions, and pursuant to an accordion advance provision in the Credit Agreement. The availability of additional funds pursuant to the accordion advance is subject to the discretion of the lenders, and is generally based on the value of the Company’s proved developed producing (“PDP”) and proved undeveloped (“PUD”) reserves. The Company intends to use proceeds borrowed under the Credit Agreement to fund producing property acquisitions in North America, drill wells in the core of the Company’s lease positions and to fund its working capital. As of August 17, 2015, $2.75 million was outstanding under the Credit Agreement.

On April 30, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with Swan Exploration, LLC (“Swan”) to acquire non-operated leasehold working interests including interests in 53 producing wells and a 640 gross (499 net) acre block of undeveloped leasehold in the core area of the Wattenberg Field in Weld County, Colorado. On June 9, 2015, the Company and Swan entered into an amendment to the APA (the “First Amendment”) and the Company agreed to acquire an additional 375 net acres from previously granted right of first refusal acreage, bringing the total undeveloped acreage being acquired to 1,015 net acres in the core area of the Wattenberg Field targeting the Niobrara and Codell formations. The additional acreage includes authorization for expenditures (“AFE”) in place for 11 new wells with an average working interest of 4.48% and a total drilling commitment of $3.2 million.

Additionally, pursuant to the First Amendment, Lilis has agreed to assign to Swan an 8% carried working interest on future drilling on the south half of an undeveloped 640-acre tract within the originally agreed upon acquisition acreage. It is anticipated that the Company would pay an aggregate of approximately $4.8 million for its proportionate share of future drilling and completion costs, currently in varying stages of development pursuant to the outstanding AFEs, which includes the $3.2 million referenced above.

Due to current market conditions and volatility in the oil and gas market, the Company and Swan have entered into a subsequent amendment to extend the closing date of the transaction and have mutually agreed to further negotiate the final purchase price. The Company received a letter from Swan indicating a default on the acquisition, however discussions remain ongoing and the Company expects to close the transaction in the third quarter of 2015, pending the success of continuing negotiations and the Company’s access to capital.

On June 6, 2014, T.R. Winston & Company, LLC (“TR Winston”) executed a commitment to purchase or affect the purchase by third parties of an additional $15.0 million in Series A 8% Convertible Preferred Stock, to be consummated within 90 days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TR Winston agreed in principal to a replacement commitment, pursuant to which TR Winston has agreed to purchase or affect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment. This has not yet occurred.

The Company will require additional capital to satisfy its obligations; to fund its current drilling commitments, as well as its acquisition and capital budget plans; to help fund its ongoing overhead; and to provide additional capital to generally improve its negative working capital position. The Company anticipates that such additional funding will be provided by a combination of capital raising activities, including borrowing transactions, the sale of additional debt and/or equity securities, the sale of certain assets, and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If the Company is not successful in obtaining sufficient cash to fund the aforementioned capital requirements, the Company would be required to curtail its expenditures and may be required to restructure its operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of its operations, including deferring all or portions of the Company’s capital budget. There is no assurance that any such funding will be available to the Company on acceptable terms, if at all.

Cash Flows

The following table compares cash flow items during the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014

Cash provided by (used in):
Operating activities	$(2,782)	$(4,465)
Investing activities	(73)	(438)
Financing activities	2,553	6,187
Net change in cash	$302	$1,284

During the six months ended June 30, 2015, net cash used in operating activities was $2.8 million, compared to cash used in operating activities of $4.47 million during the six months ended June 30, 2014, a decrease of cash used in operating activities of $1.67 million.  The conveyance of oil and gas properties to Hexagon LLC (“Hexagon”) for the reduction of term loan debt in 2014 reduced both the Company’s net oil and gas operating income and interest costs in 2015. Additionally in 2015, the Company increased its use of cash for general and administrative expenses for consultants, legal costs and expanding its management team. In 2014, the Company used $330,000 in cash to perform a due diligence of an international oil and gas company which was unsuccessful and $700,000 cash used for interest for the term loan.

During the six months ended June 30, 2015, net cash used in investing activities was $73,000, compared to net cash used in investing activity of $438,000 during the six months ended June 30, 2014, representing a decrease of cash used in investing activities of $365,000. The Company had limited activity in 2015. During 2014, the Company acquired $305,000 of undeveloped acreage, $24,000 oil and gas properties, and $109,000 on producing oil and gas properties.

During the six months ended June 30, 2015, net cash provided by financing activities was $2.55 million, compared to net cash provided by financing activities of $6.19 million during the six months ended June 30, 2014, a decrease of $3.64 million. During 2015, the Company received proceeds from the issuance of debt of $3.20 million and proceeds from the issuance of the short-term loan of $250,000 was offset by a debt issuance cost of $266,000, dividends of $180,000, and $250,000 repayment of debt. During 2014, the Company received proceeds from the issuance of Common Stock of $5.33 million offset by debt repayment of debt of $5.08 million, and $4.94 million in proceeds of the issuance of Series A Preferred Stock.

Capital Resources and Budget

We anticipate a capital budget of up to $50.0 million between 2015 and 2016. The budget is allocated toward the acquisition of properties and companies in North America and to develop our drilling opportunities that focus on unconventional reservoirs located in the Wattenberg field within the DJ Basin that will apply horizontal drilling in the Niobrara shale and Codell formations.

The entire capital budget is subject to the securing additional capital through equity placement, utilizing the Credit Agreement and additional debt instruments and funds contemplated by the Credit Agreement. We plan to use these funds to acquire additional production capacity in North America. Some of the proceeds from the initial borrowing under the Credit Agreement were applied to the payment and servicing of our term debt and working capital and participating in working interests in the Wattenberg area.

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

As of June 30, 2015 and December 31, 2014, the Company had $6.04 million of wells in progress for each period, respectively, as a result of two ownership disputes. Wells in progress are related to certain wells in the Company’s core development program within the Northern Wattenberg field. The Company has capitalized and accrued approximately $5.73 million of costs through June 30, 2015 associated with certain of these wells, which had previously been in dispute. This dispute related to our ownership in certain wells being reduced and or eliminated from a purported farm-out.  The operator of the producing wells had claimed that we entered into a farm-out which would have reduced our ownership in the wells. On July 8, 2015, as discussed below, the Company entered into a Settlement Agreement with the operator. During the six months ended June 30, 2015, there were no additional accrued costs associated with these wells. See Item 1—Legal Proceedings.

During 2014, the Company transferred $516,000 from wells-in progress to developed oil and natural gas properties for one of its other wells in Northern Wattenberg, when that well became producing and economic. The amount transferred to producing properties represents 12.5% of the total 25% interest owned by the Company. The remaining 12.5% ownership in the well is currently being accrued at $491,000 for the authorization for expenditure to drill the wells, since the remaining ownership is being disputed by the mineral owners. The Company purchased the rights from both royalty owners which claimed ownership of the mineral rights. The Company has secured its 12.5% ownership by paying both owners $100,000 (for a total of $200,000). The payment was recorded as an asset to obtain the right to the minerals. By securing the interest with both interest owners, the Company’s interest will remain at 25%. The mineral owners are disputing the validity of an overriding royalty interest and, as a result, the operator of the well is currently holding revenues from the Company until the dispute is resolved. The Company believes the well is near payout and this should be resolved in the near future. The Company is currently accruing the remaining 12.5% authorization of expenditure and deferring the revenue in a suspense receivable account.

During the six months ended June 30, 2015, the Company executed five joint operating agreements to participate as a non-operator in the drilling of five horizontal wells. The Company has, on average, 2.78% working interest in each of these wells which are being drilled by reputable companies.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	For the Three Months Ended June 30,
	2015	2014
Product
Oil (Bbl.)	2,875	10,918
Oil (Bbls)-average price (1)	$47.57	$89.72

Natural Gas (MCF)-volume	7,168	27,688
Natural Gas (MCF)-average price (2)	$3.66	$3.70

Barrels of oil equivalent (BOE)	4,069	15,533
Average daily net production (BOE)	44	171
Average Price per BOE (1)	$40.06	$69.65

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$40.06	$69.65

Production costs per BOE	16.42	14.24
Production taxes per BOE	1.08	6.52
Depreciation, depletion, and amortization per BOE	46.96	36.72
Total operating costs per BOE	$64.46	$57.55

Gross margin per BOE	$(24.40)	$12.10

Gross margin percentage	-61%	17%

(1)	Does not include the realized price effects of hedges

Total revenues

Total revenues were $172,000 for the three months ended June 30, 2015, as compared to $1.12 million for the three months ended June 30, 2014, representing a decrease of $952,000, or 85%. The decrease in revenues was due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon on September 2, 2014. This decrease has been compounded by the 42% drop in realized price per BOE from $69.95 in 2014 to $40.06 in 2015. During the three months ended June 30, 2015 and 2014, oil and gas production amounts were 4,069 and 15,533 BOE, respectively, representing a decrease of 11,464 BOE, or 74%.

Commodity Price Derivative Activities

Changes in the market price of oil can significantly affect our profitability and cash flow.  In the past we have entered into various commodity derivative instruments to mitigate the risk associated with downward fluctuations in oil prices.  These derivative instruments consisted exclusively of swaps.  The duration and size of our various derivative instruments varies and depends on our view of market conditions, available contract prices and our operating strategy.

As of June 30, 2015, the Company did not maintain any active commodity swaps.

Production costs

Production costs were $67,000 during the three months ended June 30, 2015, compared to $221,000 for the three months ended June 30, 2014, representing a decrease of $154,000 or 70%. The decrease in production costs were due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon on September 2, 2014. Additionally, the wells conveyed to Hexagon were mature in nature resulting in higher operating costs as compared to the wells retained.

Production taxes

Production taxes were $4,000 for the three months ended June 30, 2015, compared to $101,000 for the three months ended June 30, 2014, representing a decrease of $97,000 or 96%. The decline in production taxes is consistent with the decline in production costs as expected given the property conveyance to Hexagon in 2014.

General and administrative

General and administrative expenses were $3.05 million during the three months ended June 30, 2015, compared to $2.64 million during the three months ended June 30, 2014, representing an increase of $410,000 or 15%.  The $410,000 increase in cash general and administration costs compared to last year can be attributed to increased compensation relating to additional employees along with higher contract services and legal costs. Non-cash general and administrative items for the three months ended June 30, 2015 were $1.83 million as compared to $600,000 during the three months ending June 30, 2014, representing an increase of $1.23 million or 205%. In 2015, the Company issued non-cash equity compensation to directors and employees for a total of $1.46 million and $371,000 of non-cash consulting fees, representing a $540,000 reduction from the $744,000 expense incurred in 2014. In 2014, the Company incurred an additional $686,000 in placement agent fees relating to the conversion of its convertible debt.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $191,000 during the three months ended June 30, 2015, as compared to $570,000 during the three months ended June 30, 2014, representing a decrease of $379,000 or 66%.  The decrease in depreciation, depletion and amortization was from a decrease in production amounts in 2015 from 2014 primarily relating to the property conveyance to Hexagon, which offset $9.9 million transferred to the depletion pool from unevaluated properties in 2014 resulting in an increased depletion rate.  Production amounts decreased to 4,069 BOE from 15,533 BOE for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of 11,464 BOE or 74%. Depreciation, depletion, and amortization per BOE increased to $46.96 from $36.72, respectively, for the three months ended June 30, 2015 and 2014, an increase of $10.24, or 28%.

Impairment of evaluated oil and gas properties

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized.

During the quarter ended June 30, 2015, the Company recognized an impairment expense on its evaluated oil and gas properties of $505,000. No impairment was recognized during the three months ended June 30, 2014.

Interest Expense

For the three months ended June 30, 2015 and 2014, the Company incurred interest expense of approximately $554,000 and $2.14 million, respectively, of which approximately $425,000 and $1.28 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the Debentures payable discount, and Debenture interest paid in common stock.

Change in Bristol/Heartland warrant liability

The equity instruments issued to both Bristol and Heartland have an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another consulting agreement (in the case of Bristol) or any agreement (in the case of Heartland) pursuant to which warrants are issued at a lower exercise price than $2.50 per share. The change in fair value of this warrant provision was $143,000 for the three months ended June 30, 2015.

Change in fair value of derivative liabilities

On January 31, 2014, the Company entered into a Debenture conversion agreement (the “Conversion Agreement”) with all of the holders of the Debentures. Pursuant to the terms of the Conversion Agreement, $9.0 million in Debentures (approximately $8.73 million of principal and $270,000 in interest) was converted by the holders to shares of Common Stock at a conversion price of $2.00 per share. In addition, the Company issued warrants to the Debenture holders to purchase one share of Common Stock for each share issued in connection with the conversion of the Debentures, at an exercise price equal to $2.50 per share.

For the three months ended June 30, 2015 and 2014, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $162,000 and ($3.63 million), respectively. During the year ended December 31, 2014, we reduced the conversion price from $4.25 to $2.00, consistent with the exercise price of the warrants issued in the private placement completed in January 2014 (the “January Private Placement”). The conversion resulted in a reduction of the Debenture liability by $5.69 million and an increase in additional paid in capital.

Results of Operations

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	For the Six Months Ended June 30,
	2015	2014
Product
Oil (Bbl.)	4,810	19,373
Oil (Bbls)-average price (1)	$47.01	$86.70

Natural Gas (MCF)-volume	14,841	38,685
Natural Gas (MCF)-average price (2)	$3.24	$4.91

Barrels of oil equivalent (BOE)	7,283	25,821
Average daily net production (BOE)	40	143
Average Price per BOE (1)	$37.67	$72.41

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$37.67	$72.41

Production costs per BOE	11.98	24.69
Production taxes per BOE	2.09	7.55
Depreciation, depletion, and amortization per BOE	59.68	37.14
Total operating costs per BOE	$73.75	$69.38

Gross margin per BOE	$(36.08)	$3.03

Gross margin percentage	-96%	4%

(1)	Does not include the realized price effects of hedges

Total revenues

Total revenues were $290,000 for the six months ended June 30, 2015, as compared to $1.96 million for the six months ended June 30, 2014, representing a decrease of $1.67 million, or 85%. The decrease in revenues was due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon, LLC on September 2, 2014. This decrease has been compounded by the 48% drop in realized price per BOE from $72.41 in 2014 to $37.67 in 2015. During the six months ended June 30, 2015 and 2014, oil and gas production amounts were 7,283 and 25,821 BOE, respectively, representing a decrease of 18,538 BOE, or 72%.

Commodity Price Derivative Activities

Changes in the market price of oil can significantly affect our profitability and cash flow.  In the past we have entered into various commodity derivative instruments to mitigate the risk associated with downward fluctuations in oil prices.  These derivative instruments consisted exclusively of swaps.  The duration and size of our various derivative instruments varies and depends on our view of market conditions, available contract prices and our operating strategy.

As of June 30, 2015, the Company did not maintain any active commodity swaps.

Production costs

Production costs were $87,000 during the six months ended June 30, 2015, compared to $638,000 for the six months ended June 30, 2014, representing a decrease of $551,000 or 86%. The decrease in production costs were due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon on September 2, 2014. Additionally, the wells conveyed to Hexagon were mature in nature resulting in higher operating costs as compared to the wells retained.

Production taxes

Production taxes were $15,000 for the six months ended June 30, 2015, compared to $195,000 for the six months ended June 30, 2014, representing a decrease of $180,000 or 92%.  The decline in production taxes is consistent with the decline in production costs as expected given the property conveyance to Hexagon in 2014.

General and administrative

General and administrative expenses were $5.40 million during the six months ended June 30, 2015, compared to $5.60 million during the six months ended June 30, 2014, representing a decrease of $200,000 or 4%.  The $200,000 increase in cash general and administration costs compared to last year can be attributed to increased compensation relating to additional employees along with higher contract services and legal costs. Non-cash general and administrative items for the six months ended June 30, 2015 were $2.66 million as compared to $2.28 million during the six months ending June 30, 2014, representing a decrease of $380,000 or 17%. In 2015, the Company issued non-cash equity compensation to certain consultants for a total of $424,000, representing a $140,000 reduction from the $564,000 incurred in 2014. In 2015, the Company issued non-cash compensation to directors and employees of $2.21 million for the six months ended June 30, 2015. In 2014, the Company incurred an additional $686,000 in placement agent fees relating to the conversion of its convertible debt.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $435,000 during the six months ended June 30, 2015, as compared to $959,000 during the six months ended June 30, 2014, representing a decrease of $524,000 or 55%.  The decrease in depreciation, depletion and amortization was from a decrease in production amounts in 2015 from 2014 primarily relating to the property conveyance to Hexagon, which offset $9.9 million transferred to the depletion pool from unevaluated properties in 2014 resulting in an increased depletion rate.  Production amounts decreased to 7,283 BOE from 25,821 BOE for the six months ended June 30, 2015 and 2014, respectively, representing a decrease of 18,538 BOE or 72%. Depreciation, depletion, and amortization per BOE increased to $59.68 from $37.14, respectively, for the six months ended June 30, 2015 and 2014, an increase of $22.54, or 61%.

Inducement expense

In January 2014, the Company entered into a conversion agreement (the “Conversion Agreement”) between the Company and all of the Company’s debenture holders.  Under the terms of the Conversion Agreement, $9.0 million of the approximately $15.6 million in debentures then outstanding converted to Common Stock at a price of $2.00 per share.  As an inducement to convert, the Company issued warrants to the converting debenture holders, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the debentures. The Company used a Lattice model to value the warrants, utilizing a volatility of 65%, and a life of three years, which arrived at a fair value of $6.66 million for the Warrants and was expensed immediately.

Impairment of evaluated oil and gas properties

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized.

During the six months ended June 30, 2015, the Company recognized an impairment expense on its evaluated oil and gas properties of $5.97 million. No impairment was recognized during the six months ended June 30, 2014.

Interest Expense

For the six months ended June 30, 2015 and 2014, the Company incurred interest expense of approximately $775,000 and $3.35 million, respectively, of which approximately $597,000 and $2.82 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the Debentures payable discount, and Debenture interest paid in common stock.

Change in Bristol/Heartland warrant liability

The equity instruments issued to both Bristol and Heartland have an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another consulting agreement (in the case of Bristol) or any agreement (in the case of Heartland) pursuant to which warrants are issued at a lower exercise price than $2.50 per share. The change in fair value of this warrant provision was $146,000 for the six months ended June 30, 2015.

Change in fair value of derivative liabilities

On January 31, 2014, the Company entered into the Conversion Agreement with all of the holders of the Debentures. Pursuant to the terms of the Conversion Agreement, $9.0 million in Debentures (approximately $8.73 million of principal and $270,000 in interest) was converted by the holders to shares of Common Stock at a conversion price of $2.00 per share. In addition, the Company issued warrants to the Debenture holders to purchase one share of Common Stock for each share issued in connection with the conversion of the Debentures, at an exercise price equal to $2.50 per share.

For the six months ended June 30, 2015 and 2014, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $274,000 and $5.39 million, respectively. During the year ended December 31, 2014, we reduced the conversion price from $4.25 to $2.00, consistent with the exercise price of the warrants issued in the January Private Placement. The conversion resulted in a reduction of the convertible debenture liability by $5.69 million and an increase in additional paid in capital.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Overview of Our Business, Strategy, and Plan of Operations

We have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell formation resource plays. We believe these assets offer the possibility of repeatable year-over-year success and significant and cost-effective production and reserve growth. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in the DJ Basin in Colorado, Nebraska, and Wyoming. As of June 30, 2015, we owned interests in approximately 26,500 gross (22,500 net) leasehold acres, of which 18,000 gross (14,500 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.   We are primarily focused on our North and South Wattenberg Field assets, which include attractive unconventional reservoir drilling opportunities in mature development areas that offer low risk Niobrara and Codell formation productive potential.  We also believe that our conventional reservoir development potential in our Silo-East, Hanson and Wilke/Lukassen well areas will yield competitive results. We expect to pursue an aggressive multi-well program.

Our intermediate goal is to create significant value via the investment of up to $50.0 million in our inventory of low and controlled-risk conventional and unconventional properties, while maintaining a low cost structure. To achieve this, our business strategy includes the following elements:

Pursuing the initial development of our Greater Wattenberg Field unconventional assets.  We plan to drill several horizontal wells on our South Wattenberg property during 2016. Drilling activities will target the well-established Niobrara and Codell formations.  Subject to securing additional capital, we expect to drill and operate up to eight wells in 2016, with an expected investment of approximately $18.0 million.

During the six months ended June 30, 2015, the Company executed five joint operating agreements to participate as a non-operator in the drilling of five horizontal wells. The Company has, on average, 2.78% working interest in each of the wells which are drilled by reputable companies.

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

Acreage. Currently, our inventory of developed and undeveloped acreage includes approximately 8,000 net acres that are held by production, approximately, 14,500, 2,000, 5,000 and 1,000 net acres that expire in the years 2015, 2016, 2017, and thereafter, respectively. Approximately 88% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at our option, via payment of varying, but typically nominal, extension amounts. We are currently evaluating the 2015 lease expirations to determine if this acreage is a focus for future development. If determined to be a focus for future development, we plan to re-lease if available. If not a focus, we plan to let the acreage expire. We plan to raise additional funds to acquire additional bolt-on properties, acquire other properties throughout North America, or drill wells on our core properties to hold the property by production.

Capital Raising. The business of oil and natural gas property acquisition, exploration and development is highly capital intensive and the level of operations attainable by oil and natural gas companies is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties. We will need to raise additional capital to fund our exploration and development, and operating, budget. We plan to seek additional capital through the sale of our securities, through debt and project financing, joint venture agreements with industry partners, and through sale of assets. Our ability to obtain additional capital through new debt instruments, project financing and sale of assets may be subject to the repayment of our existing debt obligations.

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

Marketing and Pricing

We derive revenue principally from the sale of oil and natural gas.  As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil and natural gas.  We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts.  The market price for oil and natural gas is dictated by both local and global supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas.

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

From time to time, we may enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas.  Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three and six months ended June 30, 2015, the Company recorded a $505,000 and a $5.967 million impairment, respectively. No impairment was recorded in 2014.

The present value of estimated future net cash flows was computed by applying a flat oil price to forecast revenues from estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs in financial statements by presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied retrospectively.  Early adoption is permitted.  The adoption of this standard will not have material impact on the Company’s financial statements, other than balance sheet reclassifications.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”).  The objective of ASU 2014-15 is to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter.  This standard is not expected to have an impact on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASU 2014-09 is currently effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  However, the FASB recently announced plans to defer the effective date of ASU 2014-09 for one year.  The Company is currently evaluating the impact of adopting ASU.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of June 30, 2015. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were still not effective, due to the material weaknesses in internal controls over financial reporting described below.

Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s internal controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, conducted based on the Internal Control—Integrated Framework issued by COSO (2013), we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

●	As a result of the resignation of our Chief Financial Officer as previously disclosed by way of the Company’s current report on Form 8-K filed on May 19, 2014, we did not maintain effective monitoring controls and related segregation of duties over automated and manual journal entry transaction processes.

●	As disclosed in our Form 8-K filed on November 13, 2014, the Company determined that during the fourth quarter of 2013 and the first three quarters of 2014, there existed a material weakness with respect to the operation of the Company’s internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain past and present officers in those periods.

●	As disclosed previously, in February 2015, the Company discovered an error in the valuation of the conversion derivative liability of the Company’s Debentures for the periods ended December 31, 2011, December 31, 2012, December 31, 2013, March 31, 2014 and June 30, 2014 (together, the “Relevant Periods”). Specifically, the calculation of the conversion liability included in the Company’s financial statements for the Relevant Periods only included the value of the price protection (anti-dilution) feature, when it should have included both the conversion option and the price protection embedded in the Debentures. The changes in the value of the derivative resulted in changes to the Company’s financial statements, which warranted restatement of the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2015, based on the Internal Control—Integrated Framework issued by COSO (2013).

Remediation Efforts

We have already implemented and plan to continue to make necessary changes and improvements to the overall design of our control environment to address the material weaknesses in internal control over financial reporting described above. In particular, we have hired and expect to hire additional employees, independent contractors and consultants to assist with strengthening the segregation of duties and control activities in journal entry processing and complex accounting issues such as those related to our Debentures. We have also hired an external expert to help with the valuation of Debentures. Additionally, we have begun to perform an analysis of all automated and manual procedures to strengthen the effectiveness of our segregation of duties and control environment. At any time, if it appears any control can be implemented to mitigate risks, it is immediately implemented.

In the fourth quarter of 2014, we implemented a new extensive Travel and Expense policy which all employees and directors are required to review and sign. Furthermore, the Company has required all employees and directors to review and sign all of the Company’s corporate documents which include, but are not limited to, the Code of Ethics, Travel and Expense Policy, and Corporate Governance Policy. The Company is planning to test the remediation periodically and fully remediate the weakness by the end of this fiscal year.

In March 2015, we appointed Kevin Nanke Executive Vice President and Chief Financial Officer. Mr. Nanke has and will continue to bring additional oversight in financial reporting and strengthen the segregation of duties.

Management believes through their appointment of a new Chief Financial Officer and the implementation of the foregoing policies, the Company will significantly improve our control environment, the completeness and accuracy of underlying accounting data and the promptness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of required regulatory financial information. The remediation efforts noted above are subject to our internal control assessment, testing, and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

Other than those described above, management has determined that there were no changes in the Company’s internal controls over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Parker v. Tracinda Corporation, Denver District Court, Case No. 2011CV561. In November 2012, the Company filed a motion to intervene in garnishment proceedings involving Roger Parker, the Company’s former Chief Executive Officer and Chairman. The Defendant, Tracinda, served various writs of garnishment on the Company to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested restricted stock. The Company asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to the Company. The underlying judgment against Mr. Parker was appealed to the Colorado Court of Appeals and, by Order dated October 17, 2013, that Court reversed the trial court with respect to Mr. Parker’s claims of waiver, estoppel and mitigation of damages and remanded with instruction to enter judgment for Mr. Parker. The Court of Appeals also ordered the trial court to conduct further proceedings to determine the amount of damages to award Mr. Parker on his breach of contract claim. The trial court conducted a later hearing and found in its Findings of Fact, Conclusions of Law and Order dated January 9, 2015, in favor of Mr. Parker on his claim for breach of contract, awarding him $6,981,302.60.Tracinda’s Motion for Amendment of the Court’s January 9 Findings and Conclusions was the subject of an Order dated April 10, 2015, in which the Court set off the award in favor of Mr. Parker against the award in favor of Tracinda, resulting in judgment in favor of Tracinda and against Mr. Parker in the amount of $625,572.10. On April 16, 2015, Tracinda filed a Notice of Appeal in the Colorado Court of Appeals, appealing both the January 9 Order and the April 10 Order. On May 18, 2015, Parker filed a Notice of Cross-Appeal in the Colorado Court of Appeals, cross-appealing both the January 9 Order and the April 10 Order. The record is in the process of being certified. The filing of the record will trigger the parties' briefing schedule.

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

Lilis Energy, Inc. v. Great Western Operating Company LLC, Eighth Judicial District Court for Clark County, Nevada, Case No. A-15-714879-B. On March 6, 2015, the Company filed a lawsuit against Great Western Operating Company, LLC (the “Operator”). The dispute related to the Company’s interest in certain producing wells and the Operator’s assertion that the Company’s interest was reduced and/or eliminated as a result of a default or a farm-out agreement. Underlying the dispute is the JOA which provides the parties with various rights and obligations. In its complaint, the Company sought monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA. The Operator filed a motion to dismiss on May 26, 2015 and we responded by filing an opposition motion on June 12, 2015.

On July 7, 2015, as previously reported, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the Operator. The Settlement Agreement provides that upon Lilis’ payment to the Operator, net of the revenues owed to Lilis based on Lilis’ respective working interests in the subject wells of (i) the balance of its share of the costs and expenses of drilling, completion and operating costs of the subject wells, (ii) interest due on that amount and (iii) a penalty fee of $250,000, Lilis shall have its full rights restored in the subject wells and return to having all rights and obligations under the JOA. This includes the right to participate in any future proposed wells at Lilis’ full interest under the JOA as if Lilis had participated and paid its proportionate share of costs of the subject wells prior to the notices of default sent to the Company by the Operator. Pursuant to the JOA, Lilis will regain an approximately 50% working interest in each of two Wattenberg horizontal wells (1 Niobrara and 1 Codell), an approximately 33% working interest in a third well (Niobrara), and an approximately 50% working interest in the remaining leasehold.

The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on May 5, 2015).
2.2	First Amendment to the Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on June 11, 2015).
2,3	Second Amendment to the Asset Purchase Agreement, dated June 30, 2015.
10.1†	Form of Non-Employee Director Award Agreement.
10.2†	Form of Non-Employee Director Stock Option Agreement.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	August 19, 2015
Abraham Mirman	(Principal Executive Officer)

/s/ Kevin Nanke	Chief Financial Officer and Chief Accounting Officer	August 19, 2015
Kevin Nanke	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on May 5, 2015).
2.2	First Amendment to the Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on June 11, 2015).
2.3	Second Amendment to the Asset Purchase Agreement, dated June 30, 2015.
10.1†	Form of Non-Employee Director Award Agreement.
10.2†	Form of Non-Employee Director Stock Option Agreement.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† Indicates a management contract or any compensatory plan, contract or arrangement.

