Form 10-Q
period 2015-09-30
LILIS ENERGY, INC.
filed 2015-11-23
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 19, 2015, 27,542,466 shares of the registrant’s common stock were issued and outstanding.

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

LILIS ENERGY, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$51,610	$509,628
Restricted cash	669	183,707
Accounts receivable (net of allowance of $80,000)	924,339	831,706
Prepaid assets	13,175	54,064
Total current assets	989,793	1,579,105

Oil and gas properties (full cost method), at cost:
Evaluated properties	50,096,063	46,268,756
Unevaluated acreage, excluded from amortization	-	2,885,758
Wells in progress, excluded from amortization	109,909	6,041,743
Total oil and gas properties, at cost	50,205,972	55,196,257
Less accumulated depreciation, depletion, amortization, and impairment	(49,450,534)	(24,550,217)
Oil and gas properties at cost, net	755,438	30,646,040

Other assets:
Office equipment net of accumulated depreciation of $130,091 and $107,712, respectively.	51,444	73,823
Deferred financing costs, net	247,411	60,000
Restricted cash and deposits	460,877	215,541
Total other assets	759,732	349,364

Total Assets	$2,504,963	$32,574,509

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)

Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Dividends accrued on preferred stock	$540,000	$180,000
Accrued expenses for drilling activity	535,938	5,734,131
Accounts payable	1,064,979	975,749
Accrued expenses	3,206,804	1,248,995
Short-term loan and deposits – related parties	500,002	-
Term loan – Heartland, net of discount	2,707,364	-
Convertible debentures, net of discount	6,846,465	-
Convertible debentures conversion derivative liability	646,991	-
Total current liabilities	16,048,543	8,138,875

Long term liabilities:
Asset retirement obligation	206,980	200,063
Convertible debentures, net of discount	-	6,840,076
Warrant liability	363,800	393,788
Convertible debentures conversion derivative liability	-	1,249,442
Total long-term liabilities	570,780	8,683,369

Total liabilities	16,619,323	16,822,244

Commitments and contingencies

Conditionally redeemable 6% preferred stock, $0.0001 par value: 7,000 shares authorized; 2,000 shares issued and outstanding with a liquidation preference of $2,090,000 as of September 30, 2015 and $2,030,000 as of December 31, 2014.	1,557,953	1,686,102

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; stated rate $1,000:10,000,000 shares authorized; 7,500 issued and outstanding with a liquidation preference of $7,950,000 as of September 30, 2015 and $7,650,000 as of December 31, 2014.	6,794,000	6,794,000
Common stock, $0.0001 par value: 100,000,000 shares authorized; 27,415,414 shares issued and outstanding as of September 30, 2015 and 26,988,240 as of December 31, 2014.	2,742	2,699
Additional paid in capital	158,146,716	155,097,785
Accumulated deficit	(180,615,771)	(147,828,321)
Total stockholders' equity (deficit)	(15,672,313)	14,066,163

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$2,504,963	$32,574,509

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Oil sales	$52,395	$735,386	$275,873	$2,414,995
Gas sales	4,512	118,639	55,391	308,629
Operating fees	4,560	(39,015)	20,280	37,866
Realized gain on commodity price derivatives	-	-	-	11,143
Total revenue	61,467	815,010	351,544	2,772,633

Costs and expenses:
Production costs	39,073	101,593	126,289	739,176
Production taxes	16,515	71,864	31,734	266,774
General and administrative	1,712,481	2,935,404	7,116,572	8,536,882
Depreciation, depletion, accretion and amortization	56,232	252,548	490,881	1,211,587
Impairment of evaluated oil and gas properties	18,471,993	-	24,438,902	-
Total costs and expenses	20,296,294	3,361,409	32,204,378	10,754,419

Loss from operations before loss on conveyance of property	(20,234,827)	(2,546,399)	(31,852,834)	(7,981,786)
Loss on conveyance of property	-	(2,694,466)	-	(2,694,466)
Loss from operations	(20,234,827)	(5,240,865)	(31,852,834)	(10,676,252)

Other income (expenses):
Other income	-	32,338	794	32,435
Inducement expense	-	-	-	(6,661,275)
Change in fair value of convertible debentures conversion derivative liability	876,348	(572,427)	602,451	(5,966,236)
Change in fair value of warrant liability	352,450	-	86,238	-
Change in fair value of conditionally redeemable 6% preferred stock	7,958	-	128,149	-
Interest expense	(437,114)	(1,130,727)	(1,212,248)	(4,477,277)
Total other income (expenses)	799,642	(1,670,816)	(394,616)	(17,072,353)

Net loss	(19,435,185)	(6,911,681)	(32,247,450)	(27,748,605)
Dividends on redeemable preferred stock	(30,000)	(121,167)	(90,000)	(161,848)
Deemed dividend Series A Convertible Preferred Stock	(150,000)	-	(450,000)	(3,566,895)
Net loss attributable to common shareholders	$(19,615,185)	$(7,032,848)	$(32,787,450)	$(31,477,348)

Net loss per common share basic and diluted	$(.72)	$(0.25)	$(1.21)	$(1.17)
Weighted average shares outstanding:
Basic and diluted	27,387,881	27,631,220	27,178,202	26,794,437

The accompanying notes are an integral part of these condensed financial statements

LILIS ENERGY, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(32,247,450)	$(27,748,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement expense	-	6,661,275
Common stock issued to investment bank for fees related to conversion of convertible debentures	-	686,251
Equity instruments issued for services and compensation	3,048,974	2,667,213
Reserve on bad debt expense	-	26,016
Loss on conveyance of property	-	2,694,466
Change in fair value of commodity price derivative	-	6,679
Amortization of deferred financing cost	78,897	278,750
Change in fair value of convertible debentures conversion derivative liability	(602,451)	5,966,236
Change in fair value of warrant liability	(86,238)	-
Change in fair value of conditionally redeemable 6% preferred stock	(128,149)	-
Depreciation, depletion, amortization and accretion of asset retirement obligation	490,881	1,211,587
Impairment of evaluated oil and gas properties	24,438,902	-
Accretion of debt discount	20,003	810,804
Changes in operating assets and liabilities:
Accounts receivable	(92,633)	(264,011)
Restricted cash	(62,298)	282,849
Other assets	40,889	(104,510)
Accounts payable and other accrued expenses	2,046,869	531,855
Net cash used in operating activities	(3,053,804)	(6,293,145)

Cash flows from investing activities:
Acquisition of undeveloped acreage	-	(305,000)
Drilling capital expenditures	(207,908)	(92,708)
Additions of office equipment	-	(10,815)
Net cash used in investing activities	(207,908)	(408,523)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	-	5,327,700
Net proceeds from issuance of Series A Preferred Stock	-	6,794,000
Dividend payments on Preferred Stock	(180,000)	(40,681)
Debt issuance costs	(266,308)	-
Proceeds from issuance of short-term loan and deposits – related parties	500,002	-
Proceeds from issuance of debt	3,000,000	1,000,000
Repayment of debt	(250,000)	(5,071,720)
Net cash provided by financing activities	2,803,694	8,009,299

Increase (decrease) in cash	(458,018)	1,307,631
Cash at beginning of period	509,628	165,365
CASH AT END OF THE PERIOD	$51,610	$1,472,996
Supplemental disclosure:
Cash paid for interest	$179,039	$1,170,300
Cash paid for income taxes	$-	$-

Non-cash transactions:
Fair value of warrants issued as debt discount	$56,250	$-
Disposition of oil and gas assets for elimination of accrued expenses for drilling	$5,198,193	$-
Acquisition of oil and gas assets for accounts payable and accrued interest	$-	$5,410,467
Transfer from derivative liability to equity classification	$-	$5,031,070
Issuance of Common Stock for payment of convertible debentures	$-	$8,851,871
Issuance of Common Stock for payment of convertible debentures	$-	$2,000,000
Conveyance of property for payment of term loan	$-	$14,833,311
Disposition of asset retirement obligation (liability) through the conveyance of property	$-	$973,135
Common Stock issued for convertible note interest	$-	$148,129

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION

On September 21, 2009, Universal Holdings, Inc. (“Universal”), a Nevada corporation, completed the acquisition of Coronado Acquisitions, LLC (“Coronado”). Under the terms of the acquisition, Coronado was merged into Universal. On October 12, 2009, Universal changed its name to Recovery Energy, Inc. On December 1, 2013, Recovery Energy, Inc. changed its name to Lilis Energy, Inc. (“Lilis”, “Lilis Energy”, “we”, “our” and the “Company”). The acquisition was accounted for as a reverse acquisition with Coronado being treated as the acquirer for accounting purposes. Accordingly, the financial statements of Coronado and Recovery Energy have been adopted as the historical financial statements of Lilis.

The Company is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 18,200 net acres. Lilis drills for, operates and produces oil and natural gas wells through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All references to production, sales volumes and reserves quantities are net to the Company’s interest unless otherwise indicated.

NOTE 2 - LIQUIDITY

Going Concern

The Company’s financial statements for the three and nine months ended September 30, 2015 have been prepared on a going concern basis.  The Company has reported net operating losses during the three and nine months ended September 30, 2015 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect the Company’s ability to access capital it needs to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

The Company is currently looking for additional capital, potential merger candidates, or funding sources which may offer improved opportunities to obtain capital to continue its current operations and to further develop its properties, acquire oil and gas properties and to cure any potential defaults in connection with its credit facility and current liabilities deficiencies. The Company is also focused on maintaining production while efficiently managing, and in some cases reducing, its operating and general and administrative expenses.  The Company is also evaluating asset divestiture opportunities to provide capital to reduce its indebtedness.  Successfully completing a significant capital infusion could possibly eliminate doubt about the Company’s ability to continue as a going concern.

On January 8, 2015, the Company entered into a credit agreement, as amended, (the “Credit Agreement”) with Heartland Bank (“Heartland”), as administrative agent, and the financial institutions from time to time signatory thereto (each individually a “Lender,” and any and all such financial institutions collectively the “Lenders”). As previously disclosed, as of June 30, 2015, and as of the date hereof, the Company was not in compliance with the financial covenant in the Credit Agreement that relates to the total debt to EBITDAX ratio. EBITDAX is defined in the Credit Agreement as, for any period of determination, determined in accordance with GAAP, the pre-tax net income of the Company for such period plus (without duplication and only to the extent deducted in determining such net income), interest expense of the Company for such period, depreciation and amortization expense, extraordinary or non-recurring items reducing net income for such period, and other non-cash expenses of the Company for such period less gains on sales of assets and other non-cash income for such period included in the determination of net income of the Company plus (without duplication and only to the extent deducted in determining such net income) exploration, drilling and completion expenses or costs. Specifically, the ratio requires that the Company shall maintain at all times, as determined on June 30 of each year, a ratio of (i) the aggregate amount of all Debt (as defined in the Credit Agreement), to (ii) EBITDAX of not less than 4.5:1, 3.5:1 and 2.5:1 for the periods ending June 30, 2015, 2016, and 2017 and thereafter, respectively. Prior to the filing of our quarterly report for the period ended June 30, 2015, the Company received a waiver from Heartland for this covenant violation, which will not be measured again until June 30, 2016. The Company will need to raise additional capital and acquire and/or successfully develop its oil and gas assets to meet this covenant.

The Company is currently in default of the Credit Agreement for failure to make the principal payment due on October 1, 2015, in the amount of $125,000 and interest payments in the aggregate amount of $89,000, pursuant to Section 4.1 of the Credit Agreement. The Company is also in default under Section 8.1 and 8.20 of the Credit Agreement for failure to satisfy the covenants relating to the furnishing of reserve reports as of September 15 of each year and holding regularly scheduled operations meetings, respectively. Additionally, as of the date hereof, the Company has assumed an aggregate amount of $650,002 in additional subordinated unsecured debt, which is a default under the Credit Agreement pursuant to of Section 9.1(c). As a result of these violations, the Company has recorded the entire amount under the Term Loan totaling $2.75 million as a current liability.

The Debentures also contain certain cross-default provisions with certain other debt instruments. Therefore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures which may result in an acceleration of the Company’s obligations at the holders’ election. No demand has been received as of the date hereof, however, as a result of these violations, the Company has recorded the entire amount under the Debentures totaling $6.85 million as a current liability.

The Company is currently in discussions with Heartland to resolve the existing defaults. There can be no assurance that the Company and Heartland will be successful in doing so. If we are unable to reach a successful resolution with Heartland, it may exercise its rights with respect to the Company’s collateral which includes substantially all of its assets. If Heartland exercises its rights with respect to the collateral, including foreclosure, we may need to severely curtail or cease operations. We are considering options available to the Company.

Liquidity Plan

As of September 30, 2015, the Company had a negative working capital balance and a cash balance of approximately $15.06 million and $52,000, respectively. As of November 20, 2015, the current cash balance was approximately $20,000. The Company is currently in default under and has $2.75 million outstanding under its Credit Agreement. Also, as of September 30, 2015, the Company has $6.85 million outstanding under its 8% Senior Secured Convertible Debentures due 2018 (the “Debentures”). The Debentures also contain certain cross-default provisions with certain other debt instruments. Therefore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures and may result in an acceleration of the Company’s obligations at the holders’ election. No demand has been received as of the date hereof, however, as a result of these violations, the Company has recorded the entire amount under the Debentures totaling $6.85 million as a current liability.

As of November 1, 2015, the Company is producing approximately 20 barrels of oil equivalent (“BOE”) a day from eight economically producing wells.

As previously announced, the Company had entered into an asset purchase agreement with Swan Exploration, LLC (“Swan”) to acquire non-operated leasehold working interests including interests producing wells and acres of undeveloped leasehold in the core area of the Wattenberg Field in Weld County, Colorado.

Due to current market conditions, volatility in the oil and gas market and the Company’s inability to secure adequate financing, the Company and Swan entered into a second amendment dated as of June 30, 2015, to extend the closing date of the transaction and to mutually agree to further negotiate the final purchase price. After failing to close the transaction by the final extension date, the Company received a letter from Swan indicating that it was in default on the acquisition. However, discussions remain ongoing and pending the success of continuing negotiations and the Company’s ability to obtain the necessary financing, the Company remains optimistic that a closing could occur. We cannot assure you that this transaction will close or that it may be in the same form as negotiated.

Upon entering into the Credit Agreement, the Company believed it had secured adequate access to capital generally, and specifically, to fund the drilling and development of its proved undeveloped reserves. Due to the lack of liquidity that had been expected, but unavailable to the Company pursuant to the Credit Agreement, the Company believes that a full write-down of its proved undeveloped and unproved properties is appropriate as of the period ending September 30, 2015.

The Company will require additional capital to satisfy its obligations; to fund its current drilling commitments, as well as its acquisition and capital budget plans; to help fund its ongoing overhead; and to provide additional capital to generally improve its negative working capital position. The Company anticipates that such additional funding will be provided through a combination of capital raising activities, including borrowing transactions, subject to the approval of Heartland while that debt is outstanding, the sale of additional debt and/or equity securities, the sale of certain assets, and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If the Company continues to be unsuccessful in obtaining sufficient cash to fund the aforementioned capital requirements, the Company will be required to curtail its expenditures and may be required to restructure its operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of its operations, including deferring all or portions of the Company’s capital budget or cease operations altogether. There is no assurance that any such funding will be available to the Company on acceptable terms, if at all.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, the financial statements do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three and nine months ended September 30, 2015, the Company recorded an $18.5 million and a $24.4 million impairment, respectively. No impairment was recorded in 2014.

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

Accrued Expense

Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations of a particular entity to transfer assets or provide service to other entities in the future as a result of past transactions or events. Below is the break-out of the accrued expense account as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Fair-value of executive compensation and other accrued payroll	$786,000	$40,000
Accrued convertible debenture interest	848,000	3,043
Board of director fees	170,347	-
Accrued professional fees	381,000	78,000
Production taxes	501,300	504,000
Other payables	520,157	623,952
	$3,206,804	$1,248,995

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

The fair value of the Company’s asset retirement obligation liability is calculated at the point of inception by taking into account (i) the cost of abandoning oil and gas wells, which is based on the Company’s and/or industry’s historical experience for similar work, or estimates from independent third-parties; (ii) the economic lives of its properties, which are based on estimates from reserve engineers; (iii) the inflation rate; and (iv) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.  The Company has accreted $3,000 and $7,000 for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, the Company accreted $17,000 and $61,000, respectively.

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

Potentially dilutive securities, such as shares issuable upon the conversion of debt or preferred stock, and exercise of warrants and options, are excluded from the calculation when their effect would be anti-dilutive. As of September 30, 2015 and 2014 shares underlying options, warrants, preferred stock and Debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.

The Company had the following Common Stock equivalents at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Stock Options	6,150,000	3,600,000
Unvested Restricted Stock (employees/directors)	1,880,667	1,914,001
Series A Preferred Stock	3,112,033	3,112,033
Warrants	12,983,153	17,749,281
Convertible Debentures	3,364,016	3,364,016
	27,489,869	29,739,331

Recently Issued Accounting Pronouncements

Various accounting standards updates are issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, are not expected to have a material impact on the Company’s condensed financial position and, results of operations.

NOTE 4 - OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS AND DIVESTITURES

During the three and nine months ended September 30, 2015, the Company did not buy or sell any of its oil and gas properties.

If commodity prices continue to stay at current 2015 levels or decline further, the Company may incur additional full cost ceiling impairments in future quarters. Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of lower quarter-over-quarter prices in 2015 compared to 2014 is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges would not affect cash flow from operating activities, but would adversely affect the Company’s net income and stockholders’ equity. As a result of this lower ceiling value, during the three and nine months ended September 30, 2015, the Company recognized an impairment expense on its evaluated oil and gas properties of $18.5 million and $24.4 million. No impairment was recognized in three and nine months ended September 30, 2014.

Depreciation, depletion and amortization (“DD&A”) expenses related to the proved properties were approximately $46,000 and $461,000 for three and nine months ended September 30, 2015 as compared to $229,000 and $1.13 million for the three and nine months ended September 30, 2014, respectively.

During the quarter ended September 30, 2015, the Company was put in non-consent status on three wells it agreed to participate in within the Northern Wattenberg field which includes each of two Wattenberg horizontal wells (1 Niobrara and 1 Codell), and a third well (Niobrara) that are described further below in connection with the Great Western Operating Company, LLC litigation. As such, the previously capitalized and accrued costs of approximately $5.20 million relating to these wells were eliminated since being placed in non-consent status relieved the Company of such liabilities. The Company has retained the right to participate in future drilling on this acreage block.

NOTE 5 - DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of September 30, 2015 and December 31, 2014, the Company did not have any commodity derivative instruments. Through January 31, 2014, the Company maintained an active commodity swap for 100 barrels of oil per day at a price of $99.25 per barrel. The Company recorded a realized gain on oil price hedges of approximately $11,000 for the nine months ended September 30, 2014. The Company did not have a hedge agreement for the three months ended September 30, 2014.

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

Executive Compensation

In September 2013, the Company announced the appointment of Abraham Mirman as its new president. In connection with Mr. Mirman’s appointment, the Company entered into an employment agreement with Mr. Mirman (the “Mirman Agreement”). The Mirman Agreement provides for an incentive bonus package that, depending upon the relative performance of the Company’s Common Stock compared to the performance of stocks of certain peer group companies as measured from Mr. Mirman’s initial date of employment through December 31, 2014, may result in a cash bonus payment to Mr. Mirman of up to 3.0 times his base salary. The incentive bonus is recorded as a liability and valued at each reporting period. The Company engaged a valuation firm (“VFIRM”) to complete a valuation of this incentive bonus. As of December 31, 2014, the Company recorded a liability of $40,000 for accrued compensation. As previously announced, on March 30, 2015, the Company entered into an amended and restated employment agreement (the “CEO Agreement”) with Mr. Mirman. The CEO Agreement also provides for Mr. Mirman to receive a cash incentive bonus if certain production thresholds are achieved by the Company. Mr. Mirman’s new incentive bonus liability was valued by VFIRM at $225,000 at September 30, 2015. As of September 30, 2015, the Company provided for $131,000 of the bonus liability which represents the amount earned as of September 30, 2015.

On March 6, 2015, the Company announced the appointment of Kevin Nanke as its new Executive Vice President and Chief Financial Officer. Mr. Nanke will also receive a cash incentive bonus if certain production thresholds are achieved by the Company and a performance bonus of $100,000 if the Company achieves certain goals set forth in the employment agreement. Mr. Nanke’s new incentive bonus liability was valued by VFIRM at $181,000 at September 30, 2015. As of September 30, 2015, provided for $106,000 of the liability which represents the amount earned as of that date.

As previously announced, in March 2015, the Company entered into an employment agreement with Ariella Fuchs for services to be performed as General Counsel to the Company. Ms. Fuchs will also receive a cash incentive bonus if certain production thresholds are achieved by the Company. Ms. Fuchs’ new incentive bonus liability was valued by VFIRM at $173,000 at September 30, 2015. As of September 30, 2015, the Company has provided for $100,000 of the liability which represents the amount earned as of that date.

The three executive compensation agreements had a change in fair value for the three and nine months ended September 30, 2015 of $106,000 and $337,000, respectively. The fair value of executive compensation is recorded as an accrued expense.

Consulting Agreement with Bristol Capital-Warrant Price Protection Feature

On September 2, 2014, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Bristol Capital, LLC (“Bristol”), pursuant to which the Company issued to Bristol a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.00 per share (or, in the alternative, 1,000,000 options, but in no case both). The agreement has a price protection feature that will automatically reduce the exercise price if the Company enters into another consulting agreement pursuant to which warrants are issued with a lower exercise price. On December 31, 2014, the Company revalued the warrants/option using the following variables: (i) 1,000,000 total warrants/options issued (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price of $0.72; (iii) exercise price of $2.00; (iv) expected life of 4.67 years; (v) volatility of 96.78%; (vi) risk free rate of 1.10% for a total value of $394,000, which adjusted the change in fair value valuation of the derivative by $571,000. On September 30, 2015, the Company revalued the warrants/options using the following variables: (i) 1,000,000 total warrants/options issued (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price of $0.61; (iii) exercise price of $2.00; (iv) expected life of 3.9 years; (v) volatility of 100%; risk free rate of 1.1% for a total value of $299,000, which adjusted the change in fair value valuation of the derivative by $289,000 and $95,000 for the three and nine months ended September 30, 2015, respectively.

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

On January 8, 2015: (i) 225,000 warrants issued; (ii) stock price of $0.72; (iii) exercise price of $2.50; (iv) expected life of 5.0 years; (v) volatility of 97.1%; (vi) risk free rate of 1.50% for a total value of $56,000, which was recorded as a debt discount and amortized over the life of the loan. On September 30, 2015, the Company revalued the warrants using the following variables: (i) 225,000 warrants issued; (ii) stock price of $0.61; (iii) exercise price of $ 2.50; (iv) expected life of 4.3 years; (v) volatility of 100%; (vi) risk free rate of 1.2% for a total value of $65,000, which adjusted the change in fair value valuation of the derivative by $64,000 and $(9,000) for the three and nine months ended September 30, 2015, respectively.

Convertible Debentures Conversion Derivative Liability

As of September 30, 2015, the Company had $6.85 million in remaining Debentures, which, subject to shareholder approval, are convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, or 3,423,233 underlying conversion shares. The Debentures have elements of a derivative due to the potential for certain adjustments, including both the conversion option and the price protection embedded in the Debentures. The conversion option allows the Debenture holders to convert their Debentures to underlying Common Stock at a conversion price of $2.00 per share, subject to certain adjustments, including the requirement to reset the conversion for any subsequent offering at a lower price per share amount. The Company values this conversion liability at each reporting period using a Monte Carlo pricing model.

At September 30, 2015 and December 31, 2014, the Company valued the conversion feature associated with the Debentures at $647,000 and $1.25 million, respectively. The Company used the following inputs to calculate the valuation of the derivative as of September 30, 2015: (i) volatility of 100%; (ii) conversion price of $2.00; (iii) stock price of $0.61; and (iv) present value of conversion feature of $0.19 per convertible share and as of December 31, 2014: (i) volatility of 70%; (ii) conversion price of $2.00; (iii) stock price of $0.72; and (iv) present value of conversion feature of $0.47 per convertible share.  The change in fair value valuation of the derivative was $876,000 and $602,000 for the three and nine months ended September 30, 2015, respectively.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

September 30, 2015:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreements	$-	$-	$(337,000)	$(337,000)
Warrant liabilities	-	-	(364,000)	(364,000)
Convertible debenture conversion derivative liability	-	-	(647,000)	(647,000)
Total liability, at fair value	$-	$-	$(1,348,000)	$(1,348,000)

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreement	$-	$-	$(40,000)	$(40,000)
Warrant liabilities	-	-	(394,000)	(394,000)
Convertible debenture conversion derivative liability	-	-	(1,249,000)	(1,249,000)
Total liability, at fair value	$-	$-	$(1,683,000)	$(1,683,000)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of September 30, 2015:

	Conversion derivative liability	Bristol/ Heartland warrant liability	Incentive bonus	Total

Balance at January 1, 2015	$1,249,000	$394,000	$40,000	$1,683,000
Additional liability	-	56,000	149,000	205,000
Change in fair value of liability	(602,000)	(86,000)	148,000	(540,000)
Balance at September 30, 2015	$647,000	$364,000	$337,000	$1,348,000

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2015 and 2014.

NOTE 7 - LOAN AGREEMENTS

As of September 30, 2015
Heartland Term Loan (due January 8, 2018)	$2,750,000
Unamortized debt discount	(42,636)
Heartland Term Loan, net	2,707,364
Less: amount due within one year	(2,707,364)
Heartland Term Loan due after one year	$-

8% Convertible Debentures, net (due 2018; 8% weighted average interest rate)	$6,846,000

Credit Agreement

On January 8, 2015, the Company entered into the Credit Agreement. The Credit Agreement provides for a three-year senior secured term loan in an initial aggregate principal amount of $3,000,000, which principal amount may be increased to a maximum principal amount of $50,000,000 at the request of the Company pursuant to an accordion advance provision in the Credit Agreement subject to certain conditions, including the discretion of the lender (the “Term Loan”). Funds borrowed under the Credit Agreement may be used by the Company to (i) purchase oil and gas assets, (ii) fund certain Lender-approved development projects, (iii) fund a debt service reserve account, (iv) pay all costs and expenses arising in connection with the negotiation and execution of the Credit Agreement, and (v) fund the Company’s general working capital needs.

The Term Loan bears interest at a rate calculated based upon the Company’s leverage ratio and the “prime rate” then in effect. In connection with its entry into the Credit Agreement, the Company also paid a nonrefundable commitment fee in the amount of $75,000, and agreed to issue to the Lenders 75,000 5-year warrants for every $1 million funded. An initial warrant to purchase up to 225,000 shares of the Company’s common stock at $2.50 per share was issued in connection with closing. As of January 8, 2015, the Company valued the 225,000 warrants at $56,000, which was accounted for as debt discount and amortized over the life of the debt. The Company accreted $5,000 and $14,000 of debt discount for the three and nine months ended September 30, 2015, respectively. The warrants are valued every quarter due to their derivative characteristics. See Note 6—Fair Value of Financial Instruments for valuation and inputs.

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

As previously disclosed, as of June 30, 2015, and as of the date hereof, the Company was not in compliance with the financial covenant in the Credit Agreement that relates to the total debt to EBITDAX ratio.

Convertible Debentures

In numerous separate private placement transactions between February 2011 and October 2013, the Company issued an aggregate of approximately $15.6 million of Debentures, secured by mortgages on several of its properties. On January 31, 2014, the Company entered into a Debenture Conversion Agreement (the “Conversion Agreement”) with all of the holders of the Debentures.

Under the terms of the Conversion Agreement, the balance of the Debentures may be converted to Common Stock on the terms provided in the Conversion Agreement (including the terms related to the Warrants) at the election of the holder, subject to receipt of shareholder approval as required by Nasdaq continued listing requirements. In the event the Company decides to seek shareholder approval, the Company would present a proposal to approve the conversion of the remaining outstanding Debentures at its 2015 annual meeting of shareholders, which it plans to hold sometime in the fourth quarter or at a special meeting at a later date.

As of September 30, 2015 and December 31, 2014, the Company had $6.85 million and $6.84 million, net, remaining Debentures, respectively, which are convertible at any time at the holders’ option into shares of Common Stock at a conversion price of $2.00 per share, subject to certain standard adjustments.

The Debentures also contain certain cross-default provisions with certain other debt instruments. Therefore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures and may result in an acceleration of the Company’s obligations at the holders’ election. No demand has been received as of the date hereof, however, as a result of these violations, the Company has recorded the entire amount under the Debentures totaling $6.85 million as a current liability.

Interest Expense

Interest expense for the three and nine months ended September 30, 2015 was $437,000 and $1.21 million, respectively, and for the three and nine months ended September 30, 2014 of $1.13 million and $4.48 million, respectively. The non-cash interest expense during the three and nine months ended September 30, 2015 was approximately $347,000 and $944,000, respectively, and $860,000 and $2.30 million for the three and nine months ended September 30, 2014. The non-cash interest expenses consisted of non-cash interest expense and amortization of the deferred financing costs, accretion of the Debentures payable discount, and Debentures interest paid in common stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At September 30, 2015, there were no known environmental or regulatory matters which were reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of September 30, 2015 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Lilis Energy, Inc. v. Great Western Operating Company LLC, Eighth Judicial District Court for Clark County, Nevada, Case No. A-15-714879-B. On March 6, 2015, the Company filed a lawsuit against Great Western Operating Company, LLC (the “Operator”). The dispute related to the Company’s interest in certain producing wells and the Operator’s assertion that the Company’s interest was reduced and/or eliminated as a result of a default or a farm-out agreement. Underlying the dispute is the JOA which provides the parties with various rights and obligations. In its complaint, the Company sought monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA. The Operator filed a motion to dismiss on May 26, 2015 and the Company responded by filing an opposition motion on June 12, 2015.

On July 7, 2015, as previously reported, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the Operator. The Settlement Agreement provides that upon the Company’s payment to the Operator, net of the revenues owed to the Company based on the Company’s respective working interests in the subject wells of (i) the balance of its share of the costs and expenses of drilling, completion and operating costs of the subject wells, (ii) interest due on that amount and (iii) a penalty fee of $250,000. The Company will have its full rights restored in the subject wells and return to having all rights and obligations under the JOA. This includes the right to participate in any future proposed wells at the Company’s full interest under the JOA as if the Company had participated and paid its proportionate share of costs of the subject wells prior to the notices of default sent to the Company by the Operator. Pursuant to the JOA, the Company will regain an approximately 50% working interest in each of two Wattenberg horizontal wells (1 Niobrara and 1 Codell), an approximately 33% working interest in a third well (Niobrara), and an approximately 50% working interest in the remaining leasehold. Due to the Company’s inability to secure financing pursuant to the Credit Agreement or another funding source, payment has not yet remanded payment to the Operator.

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

Ronald D. Ormand

On March 20, 2014, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which MLV will act as the Company’s exclusive financial advisor. Ronald D. Ormand, currently a member of the Company’s board of directors as of February 2015, is the Managing Director and Head of the Energy Investment Banking Group at MLV. The Engagement Agreement provides for a fee of $25,000 to be paid monthly to MLV, subject to certain adjustments and other specific fee arrangements in connection with the nature of financial services being provided. The Company expensed $75,000 and $225,000 for the three and nine months ended September 30, 2015, respectively, and expensed a total of $50,000 and $150,000 for the three and nine months ended September 30, 2014, respectively

On May 27, 2015, MLV agreed to take $150,000 of its accrued fees in the Company’s Common Stock and was issued 75,000 shares in lieu of payment. The closing share price on May 27, 2015 was $1.56.

Abraham Mirman

On August 14, 2015, the Company received a deposit in the amount of $250,000 from the Bruin Trust (the “Trust”) in connection with a potential financing to be conducted by the Company. The deposit was subsequently purchased by Abraham Mirman, Chief Executive Officer and director of the Company, from the Trust in its entirety with an effective date of August 14, 2015, and exchanged into a note (the “Mirman Note”) from the Company. The Trust is an irrevocable trust whose beneficiaries include the adult children of Mr. Ormand, a current member of the Company’s board of directors. The Trust is managed by an independent trustee and Mr. Ormand has no pecuniary interest in or control over the Trust. The Trust received no compensation for the deposit or interest on the Note. The Mirman Note carries a 12% interest rate and has generated minimal interest. The amount will be repaid within one year and has been recorded as a short-term loan.

General Merrill McPeak

On June 22, 2015, the Company received $250,002 from General McPeak as an unsecured short-term loan (the “McPeak Agreement”). The McPeak Agreement carries a 12% interest rate and has generated minimal interest. The amount will be repaid within one year. General McPeak is currently a member of the Company’s board of directors. The McPeak Agreement has been recorded as a short-term loan.

Nuno Brandolini

On November 10, 2015, the Company received $150,000 from Nuno Brandolini as an unsecured short-term loan (the “Brandolini Agreement”). The Brandolini Agreement carries a 12% interest rate and has generated minimal interest. The amount will be repaid within one year. Mr. Brandolini is currently a member of the Company’s board of directors. The Brandolini Agreement has been recorded as a short-term loan.

NOTE 10 - SHAREHOLDERS’ EQUITY

Series A 8% Convertible Preferred Stock

On May 30, 2014, the Company consummated a private placement of 7,500 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”), together with warrants to purchase up to 1,556,017 shares of Common Stock, at an exercise price of $2.89 per share, for aggregate gross proceeds of $7.50 million. The Series A Preferred Stock bears an 8% dividend per annum, payable quarterly. The Series A Preferred Stock is convertible into 3,112,033 shares of Common Stock at a conversion price of $2.41 per share, and has a liquidation preference to any junior securities. As of September 30, 2015 and December 31, 2014, the Company has accrued a cumulative dividend of $450,000 and $150,000, respectively on the Series A Preferred Stock. Additionally, the Company is subject to an 18% late fee on the outstanding dividend amount owed until the balance is paid.

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

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserve thresholds. These thresholds include the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. On September 30, 2015 and December 31, 2014, the Company revalued the Conditionally Redeemable 6% Preferred Stock using the Monte Carlo pricing for a total value of $1.56 million, which adjusted the change in fair value valuation of the derivative down by $8,000 and $128,000 for the three and nine months ended September 30, 2015, respectively. On December 31, 2014, the Conditionally Redeemable Preferred Stock was valued at approximately $1.69 million. As of September 30, 2015 and December 31, 2014, the Company has accrued a cumulative dividend of $90,000 and $30,000 respectively, on the Redeemable Preferred.

Consulting Agreements

In the ordinary course of business, the Company enters into services agreements for various services including but not limited to strategic planning; management and business operations, introductions to further its business goals, advice and services related to the Company’s growth initiatives, public relations, investment banking and any other consulting or advisory services including the one entered into with Bristol, discussed above. Often times, these agreements provide for an equity compensation component which has been paid in Common Stock, stock options and warrants or a combination thereof. During the nine months ended September 30, 2015, the Company issued a total 600,000 warrants that were paid to consultants, as discussed below. The Company did not issue any warrants to consultants during the three months ended September 30, 2015.

Warrants

Below is a summary of warrant activity for the nine months ended September 30, 2015:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2015	17,007,065	3.59
Warrants issued to Heartland Bank	225,000	4.53
Warrants issued to consultants	600,000	4.68
Forfeited or expired	(4,848,912)	6.00
Outstanding at September 30, 2015	12,983,153	$2.56

The aggregate intrinsic value associated with outstanding warrants was zero at September 30, 2015 as the strike price of all warrants exceeded the market price for Common Stock, based on the Company’s closing Common Stock price of $0.61 on September 30, 2015. The weighted average remaining contract life as of September 30, 2015 was 2.86 years.

During the nine months ended September 30, 2015 and 2014, the Company issued warrants to purchase Common Stock to consultants for professional services. The warrants were valued using a Black Sholes model and the Company expensed approximately $425,000 for the nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company expensed $74,000 and $717,000, respectively, representing the fair value of warrants issued to consultants for services rendered. As of September 30, 2015, there was no unearned compensation related to warrants issued as of that date.

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

During the nine months ended September 30, 2015, the Company granted 634,188 shares of restricted Common Stock and 4,800,000 stock options, to employees, directors and consultants. Also during the nine months ended September 30, 2015, certain of the Company’s employees, directors and consultants forfeited 100,000 shares of restricted Common Stock and 2,233,333 stock options previously issued in connection with various terminations. As a result, as of September 30, 2015, the Company had 1,880,667 restricted shares and 6,150,000 options to purchase common shares outstanding to employees and directors. Options issued to employees vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds.

The Company requires that employees and directors pay the tax on equity grants in order to issue the shares and there is currently no cashless exercise option. Therefore, as of September 30, 2015, 1,479,208 shares have been granted, but are not issued.

Compensation Costs

	Three Months Ended September 30, 2015**			Three Months Ended As of September 30, 2014
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed*	$268,000	$65,000	$333,000	$261,000	$(60,000)	$201,000

	Nine Months Ended September 30, 2015**			Nine Months Ended As of September 30, 2014
(Dollar amounts in thousands)	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed*	$1,991,000	$406,000	$2,397,000	$433,000	$307,000	$740,000

*	Only includes directors and employees for which the options vest over time instead of based upon performance criteria for which the performance criteria have not been met as of September 30, 2015.
**	As of September 30, 2015, the Company has unamortized stock-based compensation costs for stock options of $2.1 million and $394,000 for restricted stock. The Company has a weighted average amortization period remaining for stock options of 4.49 years and 1.25 years for restricted stock.

Restricted Stock

A summary of restricted stock grant activity for the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015	1,630,667	1.27
Granted	634,188	1.35
Vested and issued	(284,188)	1.35
Forfeited	(100,000)	2.45
Outstanding at September 30, 2015	1,880,667	1.25

As of September 30, 2015, total unrecognized compensation costs related to 411,667 unvested restricted shares of Common Stock issued to directors and employees was approximately $394,000, which is expected to be recognized over a weighted-average remaining service period of 1.25 years.

During the nine months ended September 30, 2015 and 2014, the Company granted restricted stock for professional services. The restricted stock granted was valued at the fair value at the date of grant and vested over the contract life. During the three and nine months ended September 30, 2015 the Company expensed $65,000 and $406,000, respectively, relating to the contracts. During the three and nine months ended September 30, 2014, the Company expensed $(60,000) and $307,000, respectively.

During the three and nine months ended September 30, 2015, the Company expensed $465,000, and $1.83 million, respectively for non-employee director compensation. No cash compensation has been paid to the directors in 2015. On April 20, 2015, the Company valued the 200,000 stock options issued to three of the non-employee directors using the following variables: (i) 200,000 options issued per director (600,000 options); (ii) stock price of $1.65; (iii) exercise price of $ 1.65; (iv) expected life of 7 years; (v) volatility of 99.44%; (vi) risk free rate of 1.65% for a total value of $271,000 for each grant (total of $813,000 for all three directors) which the amount is amortized over the vesting period. On April 20, 2015, the Company valued the 250,000 stock options issued to the three non-employee directors using the following variables: (i) 250,000 options issued for per director (750,000 options); (ii) stock price of $1.65; (iii) exercise price of $ 1.65; (iv) expected life of 5 years; (v) volatility of 99.44%; (vi) risk free rate of 1.65% for a total value of $306,000 for each grant (total of $918,000 for all three directors) which amount is expensed immediately.

Stock Options

A summary of stock options activity for the nine months ended September 30, 2015 is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2015	3,583,333	$2.24	-	-

Granted	4,800,000	$1.26	-	-
Exercised	-	-
Forfeited or cancelled	(2,233,333)	$(2.39)	-	-
Outstanding at September 30, 2015	6,150,000	$1.26	2,672,223	4.49

As of September 30, 2015, total unrecognized compensation costs relating to the outstanding options was $2.09 million, which is expected to be recognized over the remaining vesting period of approximately 2.02 years.

During the nine months ended September 30, 2015 and 2014, the Company issued options to purchase Common Stock to certain of its officers and directors. The options are valued using a Black Scholes model and amortized over the life of the option. During the three months ended September 30, 2015 and 2014 the Company amortized $268,000 and $257,000, respectively and during the nine months ended September 30, 2015 and 2014, the Company amortized $1.99 million and $433,000, respectively, relating to options outstanding. As of September 30, 2015, 3,477,777 options were exercisable and 2,672,223 options have yet to vest in accordance with employee and board of director compensation agreements.

NOTE 12 – SUBSEQUENT EVENTS

Nuno Brandolini

On November 10, the Company received $150,000 from Nuno Brandolini as an unsecured short-term funding source (the “Brandolini Agreement”). The Brandolini Agreement carries a 12% interest rate and has generated minimal interest. The amount will be repaid within one year. Mr. Brandolini is currently a member of the Company’s board of directors. The Brandolini Agreement has been recorded as a short-term loan.

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

General

Lilis Energy, Inc. is an independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects within the Denver-Julesburg (“DJ”) Basin. Our business strategy is designed to create shareholder value by acquiring new properties, developing our undeveloped acreage and leveraging the knowledge, expertise and experience of our management team.

We principally target low to medium risk projects that have the potential for multiple producing horizons, and offer repeatable success allowing for meaningful production and reserve growth. Our acquisition and exploration pursuits of oil and natural gas properties are principally in Colorado, Nebraska, and Wyoming within the DJ Basin.

Financial Condition and Liquidity

Going Concern

The Company’s financial statements for the three and nine months ended September 30, 2015 have been prepared on a going concern basis.  The Company has reported net operating losses during the three and nine months ended September 30, 2015 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect the Company’s ability to access capital it needs to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

The Company is currently looking for additional capital, potential merger candidates, or funding sources which may offer improved opportunities to obtain capital to continue its current operations and to further develop its properties, acquire oil and gas properties and to cure any potential defaults in connection with its credit facility and current liabilities deficiencies. The Company is also focused on maintaining production while efficiently managing, and in some cases reducing, its operating and general and administrative expenses.  The Company is also evaluating asset divestiture opportunities to provide capital to reduce its indebtedness.  Successfully completing a significant capital infusion could possibly eliminate doubt about the Company’s ability to continue as a going concern.

On January 8, 2015, the Company entered into a credit agreement, as amended, (the “Credit Agreement”) with Heartland Bank (“Heartland”), as administrative agent, and the financial institutions from time to time signatory thereto (each individually a “Lender,” and any and all such financial institutions collectively the “Lenders”). As previously disclosed, at June 30, 2015, and as of the date hereof, the Company was not in compliance with the financial covenant in the Credit Agreement that relates to the total debt to EBITDAX ratio. EBITDAX is defined in the Credit Agreement as, for any period of determination, determined in accordance with GAAP, the pre-tax net income of the Company for such period plus (without duplication and only to the extent deducted in determining such net income), interest expense of the Company for such period, depreciation and amortization expense, extraordinary or non-recurring items reducing net income for such period, and other non-cash expenses of the Company for such period less gains on sales of assets and other non-cash income for such period included in the determination of net income of the Company plus (without duplication and only to the extent deducted in determining such net income) exploration, drilling and completion expenses or costs. Specifically, the ratio requires that the Company shall maintain at all times, as determined on June 30 of each year, a ratio of (i) the aggregate amount of all Debt (as defined in the Credit Agreement), to (ii) EBITDAX of not less than 4.5:1, 3.5:1 and 2.5:1 for the periods ending June 30, 2015, 2016, and 2017 and thereafter, respectively. Prior to the filing of our quarterly report for the period ended June 30, 2015, the Company received a waiver from Heartland for this covenant violation, which will not be measured again until June 30, 2016. The Company will need to raise additional capital and acquire and/or successfully develop its oil and gas assets to meet this covenant.

The Company is currently in default of the Credit Agreement for failure to make the principal payment due on October 1, 2015, in the amount of $125,000 and interest payments in the aggregate amount of $89,000, pursuant to Section 4.1 of the Credit Agreement. The Company is also in default under Section 8.1 and 8.20 of the Credit Agreement for failure to satisfy the covenants relating to the furnishing of reserve reports as of September 15 of each year and holding regularly scheduled operations meetings, respectively. Additionally, as of the date hereof, the Company has assumed an aggregate amount of $650,002 in additional subordinated unsecured debt, which is a default under the Credit Agreement pursuant to of Section 9.1(c). As a result of these violations, the Company has recorded the entire amount under the Term Loan totaling $2.75 million as a current liability.

The Debentures also contain certain cross-default provisions with certain other debt instruments. Therefore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures and may result in an acceleration of the Company’s obligations at the holders’ election. No demand has been received as of the date hereof, however, as a result of these violations, the Company has recorded the entire amount under the Debentures totaling $6.85 million as a current liability.

The Company is currently in discussions with Heartland to resolve the existing defaults. There can be no assurance that the Company and Heartland will be successful in doing so. If we are unable to reach a successful resolution with Heartland, it may exercise its rights with respect to the Company’s collateral which includes substantially all of its assets. If Heartland exercises its rights with respect to the collateral, including foreclosure, we may need to severely curtail or cease operations. We are considering options available to the Company.

Liquidity Plan

As of September 30, 2015, the Company had a negative working capital balance and a cash balance of approximately $15.06 million and $52,000, respectively. As of November 20, 2015, the current cash balance was approximately $20,000. The Company is currently in default under and has $2.75 million outstanding under its Credit Agreement. Also, as of September 30, 2015, the Company has $6.85 million outstanding under its 8% Senior Secured Convertible Debentures due 2018 (the “Debentures”). The Debentures also contain certain cross-default provisions with certain other debt instruments. Therefore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures and may result in an acceleration of the Company’s obligations at the holders’ election. No demand has been received as of the date hereof, however, as a result of these violations, the Company has recorded the entire amount under the Debentures totaling $6.85 million as a current liability.

As of November 1, 2015, the Company is producing approximately 20 barrels of oil equivalent (“BOE”) a day from eight economically producing wells.

As previously announced, the Company had entered into an asset purchase agreement with Swan Exploration, LLC (“Swan”) to acquire non-operated leasehold working interests including interests producing wells and acres of undeveloped leasehold in the core area of the Wattenberg Field in Weld County, Colorado.

Due to current market conditions, volatility in the oil and gas market and the Company’s inability to secure adequate financing, the Company and Swan entered into a second amendment dated as of June 30, 2015, to extend the closing date of the transaction and to mutually agree to further negotiate the final purchase price. After failing to close the transaction by the final extension date, the Company received a letter from Swan indicating that it was in default on the acquisition. However, discussions remain ongoing and pending the success of continuing negotiations and the Company’s ability to obtain the necessary financing, the Company remains optimistic that a closing could occur. We cannot assure you that this transaction will close or that it may be in the same form as negotiated.

Upon entering into the Credit Agreement, the Company believed it had secured adequate access to capital generally, and specifically, to fund the drilling and development of its proved undeveloped reserves. Due to the lack of liquidity that had been expected, but unavailable to the Company pursuant to the Credit Agreement, the Company believes that a full write-down of its proved undeveloped and unproved properties is appropriate as of the period ending September 30, 2015.

The Company will require additional capital to satisfy its obligations; to fund its current drilling commitments, as well as its acquisition and capital budget plans; to help fund its ongoing overhead; and to provide additional capital to generally improve its negative working capital position. The Company anticipates that such additional funding will be provided through a combination of capital raising activities, including borrowing transactions, subject to the approval of Heartland while that debt is outstanding, the sale of additional debt and/or equity securities, the sale of certain assets, and by the development of certain of the Company’s undeveloped properties via arrangements with joint venture partners. If the Company continues to be unsuccessful in obtaining sufficient cash to fund the aforementioned capital requirements, the Company will be required to curtail its expenditures and may be required to restructure its operations, sell assets on terms which may not be deemed favorable and/or curtail other aspects of its operations, including deferring all or portions of the Company’s capital budget or cease operations altogether. There is no assurance that any such funding will be available to the Company on acceptable terms, if at all.

Cash Flows

The following table compares cash flow items during the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014

Cash provided by (used in):
Operating activities	$(3,054)	$(6,293)
Investing activities	(208)	(409)
Financing activities	2,804	8,009
Net change provided by (in cash)	$(458)	$1,307

During the nine months ended September 30, 2015, net cash used in operating activities was $3.1 million, compared to cash used in operating activities of $6.29 million during the nine months ended September 30, 2014, a decrease of cash used in operating activities of 3.24 million.  In 2015, the Company increased its use of cash for general and administrative expenses for consultants, legal costs and expanding its management team which was offset by the decrease in cash paid for interest from $1.17 million in 2014 compared to $179,000 in 2015.

The conveyance of oil and gas properties to Hexagon LLC (“Hexagon”) for the reduction of term loan debt in 2014 reduced both the Company’s net oil and gas operating income and interest costs in 2015.

During the nine months ended September 30, 2015, net cash used in investing activities was $208,000, compared to net cash used in investing activity of $409,000 during the nine months ended September 30, 2014, representing a decrease of cash used in investing activities of $201,000. The Company had limited investing activities in 2015 and 2014. The investing activity primarily represent additions to oil and gas properties for the periods.

During the nine months ended September 30, 2015, net cash provided by financing activities was $2.8 million, compared to net cash provided by financing activities of $8 million during the nine months ended September 30, 2014, a decrease of $5.2 million. During 2015, the Company received proceeds from the issuance of debt of $3.0 million and proceeds from the issuance of the short-term loans to the Company from related parties of approximately $500,000 was offset by a debt issuance cost of $266,000, dividends of $180,000, and $250,000 repayment of debt. During 2014, the Company received proceeds from the issuance of Common Stock of $5.33 million offset by debt repayment of debt of $5.07 million, proceeds from issuance of debt of $1.00 million, dividend payment of $41,000 and $6.79 million in proceeds of the issuance of Series A Preferred Stock.

Capital Resources and Budget

We do not expect to receive any additional capital pursuant to the existing Credit Agreement. We are in the process of seeking other capital and funding sources. Our capital budget is subject to the securing additional capital through equity placement, securing a new credit facility, acquisition financing and additional debt and derivative instruments. We plan to use these funds to acquire additional production capacity in North America with a focus on unconventional reservoirs located in the Wattenberg field within the DJ Basin that will apply horizontal drilling in the Niobrara shale and Codell formations.

In addition to the need to secure adequate capital to fund our working capital needs and capital budget, the execution of, and results from, our capital budget are contingent on various factors, including, but not limited to, the sourcing of capital, market conditions, oilfield services and equipment availability, commodity prices and drilling/ production results.  Results from the wells identified in the capital budget may lead to additional adjustments to the capital budget. Other factors that could impact our level of activity and capital expenditure budget include, but are not limited to, a reduction or increase in service and material costs, the formation of joint ventures with other exploration and production companies, and the divestiture of non-strategic assets.

The Company executed five joint operating agreements to participate as a non-operator in the drilling of five horizontal wells. The Company has an average of 2.78% working interest in each of these wells which are being drilled by reputable companies. As of September 30, 2015, the Company’s current obligations on these well approximates $110,000. During the nine months ended September 30, 2015, the Company transferred $847,000 from wells-in progress to developed oil and natural gas properties. This included approximately $491,000 from a well currently producing in Northern Wattenberg and approximately $356,000 of cost incurred for projects the Company no longer plans to pursue.

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	For the Three Months Ended September 30,
	2015	2014
Product
Oil (Bbl.)	1,322	9,633
Oil (Bbls)-average price	$39.63	$76.34

Natural Gas (MCF)-volume	1,213	21,909
Natural Gas (MCF)-average price (1)	$3.72	$5.41

Barrels of oil equivalent (BOE)	1,524	13,285
Average daily net production (BOE)	17	144
Average Price per BOE (1)	$37.34	$64.28

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$37.34	$64.28

Production costs per BOE	25.64	12.72
Production taxes per BOE	10.84	5.41
Depreciation, depletion, and amortization per BOE	36.89	19.01
Total operating costs per BOE	$73.37	$37.14

Gross margin per BOE	$(36.03)	$27.14

Gross margin percentage	(96)%	42%

(1) Includes proceeds from the sale of NGL's

Total revenues

Total revenues were $61,000 for the three months ended September 30, 2015, as compared to $815,000 for the three months ended September 30, 2014, representing a decrease of $754,000, or 93%. The decrease in revenues was due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon on September 2, 2014. Further, during the quarter, certain wells were periodically shut in due to mechanical issues. This decrease has been compounded by the 90% drop in realized price per BOE from $64.28 in 2014 to $6.62 in 2015. During the three months ended September 30, 2015 and 2014, oil and gas production amounts were 1,524 and 13,285 BOE, respectively, representing a decrease of 11,761 BOE, or 89%.

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

As of September 30, 2015, the Company did not maintain any active commodity swaps.

Production costs

Production costs were $39,000 during the three months ended September 30, 2015, compared to $102,000 for the three months ended September 30, 2014, representing a decrease of $63,000 or 62%. The decrease in production costs were due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon on September 2, 2014. Additionally, the wells conveyed to Hexagon were mature in nature resulting in higher operating costs as compared to the wells retained.

Production taxes

Production taxes were $17,000 for the three months ended September 30, 2015, compared to $72,000 for the three months ended September 30, 2014, representing a decrease of $55,000 or 76%. The decline in production taxes is consistent with the decline in production costs as expected given the property conveyance to Hexagon in 2014.

General and administrative

General and administrative expenses were $1.71 million during the three months ended September 30, 2015, compared to $2.94 million during the three months ended September 30, 2014, representing a decrease of $1.22 million or 44%.  The decrease in cash general and administration costs compared to last year can be attributed to a $1.00 million lump sum payment paid to Mr. Mirman in 2014 as part of his compensation arrangement with TRW relating to the capital both Mr. Mirman and TRW raised for the Company offset by increased compensation relating to additional employees along with higher contract services and legal costs. Non-cash general and administrative items for the three months ended September 30, 2015 were $925,000 as compared to $2.16 million during the three months ending September 30, 2014, representing an increase of $625,000 or 40%. Non-cash general and administrative expenses are comprised of non-cash equity compensation to directors and employees non-cash consulting fees.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $56,000 during the three months ended September 30, 2015, as compared to $253,000 during the three months ended September 30, 2014, representing a decrease of $197,000 or 78%.  The decrease in depreciation, depletion and amortization was from a decrease in production amounts in 2015 from 2014 primarily relating to the property conveyance to Hexagon along with the $18.5 million reduction in basis relating to the impairment recorded during the quarter.  Production amounts decreased to 1,524 BOE from 13,285 BOE for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of 11,761 BOE or 89%. Depreciation, depletion, and amortization per BOE increased to $36.89 from $19.01, respectively, for the three months ended September 30, 2015 and 2014, an increase of $17.88, or 94%.

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

During the quarter ended September 30, 2015, the Company recognized an impairment expense on its evaluated oil and gas properties of $18.470 million. No impairment was recognized during the three months ended September 30, 2014.

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

Under the full cost method, sales or abandonments of oil and natural gas properties, whether or not being amortized, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to the cost center. The conveyance to Hexagon represented greater than 25 percent of the Company’s proved reserves of oil and natural gas attributable to the full cost pool, as a result, there was a significant alteration in the relationship between capitalized costs and proved reserves of oil and natural gas attributable to the full cost pool. Total capitalized costs within the full cost pool are allocated on the basis of the relative fair values of the properties sold and those retained due to substantial economic differences between the properties sold and those retained. As a result of the conveyance, the Company recorded a loss on conveyance of properties of $2.7 million.

Interest Expense

For the three months ended September 30, 2015 and 2014, the Company incurred interest expense of approximately $437,000 and $1.13 million, respectively, of which approximately $347,000 and $860,000, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the Debentures payable discount, and Debenture interest paid in common stock.

Change in Bristol/Heartland warrant liability

The equity instruments issued to both Bristol and Heartland have a price reset feature that will automatically reduce the exercise price if the Company enters into another consulting agreement (in the case of Bristol) or any agreement (in the case of Heartland) pursuant to which warrants are issued at a lower exercise price than $2.50 per share. The change in fair value of this warrant provision was $288,000 for the three months ended September 30, 2015.

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

For the three months ended September 30, 2015 and 2014, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $876,000 and $(572,000), respectively. During the year ended December 31, 2014, we reduced the conversion price from $4.25 to $2.00, consistent with the exercise price of the warrants issued in the private placement completed in January 2014 (the “January Private Placement”). The conversion resulted in a reduction of the Debenture liability by $5.69 million and an increase in additional paid in capital.

Results of Operations

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	For the Nine Months Ended September 30,
	2015	2014
Product
Oil (Bbl.)	6,132	29,353
Oil (Bbls)-average price (2)	$44.99	$82.27

Natural Gas (MCF)-volume	16,054	53,028
Natural Gas (MCF)-average price (1)	$3.45	$5.82

Barrels of oil equivalent (BOE)	8,808	38,191
Average daily net production (BOE)	32	140
Average Price per BOE (1)	$37.61	$71.32

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$37.61	$71.32

Production costs per BOE	14.34	19.35
Production taxes per BOE	3.60	6.99
Depreciation, depletion, and amortization per BOE	55.73	31.72
Total operating costs per BOE	$73.67	$58.06

Gross margin per BOE	$(36.06)	$13.26

Gross margin percentage	(96)%	18%

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Total revenues

Total revenues were $352,000 for the nine months ended September 30, 2015, as compared to $2.77 million for the nine months ended September 30, 2014, representing a decrease of $2.42 million, or 87%. The decrease in revenues was due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon, LLC on September 2, 2014. This decrease has been compounded by the 47% drop in realized price per BOE from $71.32 in 2014 to $37.61 in 2015. During the nine months ended September 30, 2015 and 2014, oil and gas production amounts were 8,808 and 38,191 BOE, respectively, representing a decrease of 29,383 BOE, or 77%.

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

As of September 30, 2015, the Company did not maintain any active commodity swaps.

Production costs

Production costs were $126,000 during the nine months ended September 30, 2015, compared to $739,000 for the nine months ended September 30, 2014, representing a decrease of $613,000 or 83%. The decrease in production costs were due primarily to a decrease in production volumes relating to the conveyance of properties to Hexagon on September 2, 2014. Additionally, the wells conveyed to Hexagon were mature in nature resulting in higher operating costs as compared to the wells retained.

Production taxes

Production taxes were $32,000 for the nine months ended September 30, 2015, compared to $267,000 for the nine months ended September 30, 2014, representing a decrease of $235,000 or 88%.  The decline in production taxes is consistent with the decline in production costs as expected given the property conveyance to Hexagon in 2014.

General and administrative

General and administrative expenses were $7.12 million during the nine months ended September 30, 2015, compared to $8.54 million during the nine months ended September 30, 2014, representing a decrease of $1.42 million or 17%.  The decrease in cash general and administration costs compared to last year can be attributed to a $1.00 million lump sum payment paid to Mr. Mirman in 2014 as part of his compensation arrangement with TRW relating to the capital both Mr. Mirman and TRW raised for the Company offset by increased compensation relating to additional employees along with higher contract services and legal costs. Non-cash general and administrative items for the nine months ended September 30, 2015 were $3.59 million as compared to $4.05 million during the nine months ending September 30, 2014, representing a decrease of $460,000 or 11%. Non-cash general and administrative expenses are comprised of non-cash equity compensation to directors and employees non-cash consulting fees.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization were $491,000 during the nine months ended September 30, 2015, as compared to $1.21 million during the nine months ended September 30, 2014, representing a decrease of $721,000 or 59%.  The decrease in depreciation, depletion and amortization was from a decrease in production amounts in 2015 from 2014 primarily relating to the property conveyance to Hexagon, which offset $9.9 million transferred to the depletion pool from unevaluated properties in 2014 resulting in an increased depletion rate along with the $13.47 million reduction in basis relating to the impairment recorded during the quarter.  Production amounts decreased to 8,808 BOE from 38,191 BOE for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of 29,383 BOE or 77%. Depreciation, depletion, and amortization per BOE decreased to $55.73 from $71.32, respectively, for the nine months ended September 30, 2015 and 2014, a decrease of $15.59, or 22%.

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

During the nine months ended September 30, 2015, the Company recognized an impairment expense on its evaluated oil and gas properties of $24.4 million. No impairment was recognized during the nine months ended September 30, 2014.

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

Under the full cost method, sales or abandonments of oil and natural gas properties, whether or not being amortized, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to the cost center. The conveyance to Hexagon represented greater than 25 percent of the Company’s proved reserves of oil and natural gas attributable to the full cost pool, as a result, there was a significant alteration in the relationship between capitalized costs and proved reserves of oil and natural gas attributable to the full cost pool. Total capitalized costs within the full cost pool are allocated on the basis of the relative fair values of the properties sold and those retained due to substantial economic differences between the properties sold and those retained. As a result of the conveyance, the Company recorded a loss on conveyance of properties of $2.7 million.

Change in Bristol/Heartland warrant liability

The equity instruments issued to both Bristol and Heartland have a price reset feature that will automatically reduce the exercise price if the Company enters into another consulting agreement (in the case of Bristol) or any agreement (in the case of Heartland) pursuant to which warrants are issued at a lower exercise price than $2.50 per share. The change in fair value of this warrant provision was $95,000 for the nine months ended September 30, 2015.

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

For the nine months ended September 30, 2015 and 2014, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $602,000 and $(5.97) million, respectively. During the year ended December 31, 2014, we reduced the conversion price from $4.25 to $2.00, consistent with the exercise price of the warrants issued in the January Private Placement. The conversion resulted in a reduction of the convertible debenture liability by $5.69 million and an increase in additional paid in capital.

Interest Expense

For the nine months ended September 30, 2015 and 2014, the Company incurred interest expense of approximately $1.21 and $4.48 million, respectively, of which approximately $944,000 and $2.30 million, respectively, were non-cash interest expense and amortization of the deferred financing costs, accretion of the Debentures payable discount, and Debenture interest paid in common stock.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Overview of Our Business, Strategy, and Plan of Operations

We have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell formation resource plays. We believe these assets offer the possibility of repeatable year-over-year success and significant and cost-effective production and reserve growth. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in the DJ Basin in Colorado, Nebraska, and Wyoming. As of September 30, 2015, we owned interests in approximately 18,200 net leasehold acres, of which 14,000 gross (11,000 net) acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.   We are primarily focused on our North and South Wattenberg Field assets, which include attractive unconventional reservoir drilling opportunities in mature development areas that offer low risk Niobrara and Codell formation productive potential.  We also believe that our conventional reservoir development potential in our Silo-East, Hanson and Wilke/Lukassen well areas will yield competitive results. We expect to pursue an aggressive multi-well program.

Our immediate goal is to acquire new properties and to create value from the participation of five non-operated drilling locations from our inventory of low and controlled-risk conventional and unconventional properties, while maintaining a low cost structure. To achieve this, our business strategy includes the following elements:

Capital Raising. The business of oil and natural gas property acquisition, exploration and development is highly capital intensive and the level of operations attainable by oil and natural gas companies is directly linked to and limited by the amount of available capital. Therefore, a principal part of our plan of operations is to raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties. We will need to raise additional capital to fund our exploration and development, and operating, budget. We plan to seek additional capital through the sale of our securities, through debt and project financing, acquisition financing, joint venture agreements with industry partners, and through sale of assets. Our ability to obtain additional capital through new debt instruments, project financing and sale of assets may be subject to the repayment of our existing debt obligations.

Acquire New Properties. We are actively pursuing synergistic acquisition opportunities as part of our business plan. However, we can provide no assurances that we will find attractive acquisition targets, that we will succeed in negotiating terms and conditions that are favorable to the Company, or that we will execute any acquisitions in the near term, if at all.

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

During the nine months ended September 30, 2015, the Company executed five joint operating agreements to participate as a non-operator in the drilling of five horizontal wells. The Company has, on average, 2.78% working interest in each of the wells which are drilled by reputable companies.

Extending the development of certain conventional prospects within our inventory of other DJ Basin properties.  Subject to the securing of additional capital, we anticipate the expenditure of up to an additional $30.0 million in drilling and development costs on three of our DJ Basin assets where initial exploration has yielded positive results. Additional drilling activities will be conducted on each property in an effort to fully assess each property and define field productivity and economic limits.

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

Acreage. Currently, our inventory of developed and undeveloped acreage includes approximately 8,000 net acres that are held by production, approximately, 2,200, 2,000, 5,000 and 1,000 net acres that expire in the years 2015, 2016, 2017, and thereafter, respectively. Approximately 88% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at our option, via payment of varying, but typically nominal, extension amounts. We are currently evaluating the 2015 lease expirations to determine if this acreage is a focus for future development. If determined to be a focus for future development, we plan to re-lease if available. If not a focus, we plan to let the acreage expire. We plan to raise additional funds to acquire additional bolt-on properties, acquire other properties throughout North America, or drill wells on our core properties to hold the property by production.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three and nine months ended September 30, 2015, the Company recorded an $18.5 and a $24.4 million impairment, respectively. No impairment was recorded in 2014.

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

Recently Issued Accounting Pronouncements

Various accounting standards updates are issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, are not expected to have a material impact on the Company’s condensed financial position and, results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of September 30, 2015. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were still not effective, due to the material weaknesses in internal controls over financial reporting described below.

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

Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s internal controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, conducted based on the Internal Control—Integrated Framework issued by COSO (2013), we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

●	As a result of the resignation of our Chief Financial Officer as previously disclosed by way of the Company’s current report on Form 8-K filed on May 19, 2014, we did not maintain effective monitoring controls and related segregation of duties over automated and manual journal entry transaction processes.

●	As disclosed in our Form 8-K filed on November 13, 2014, the Company determined that during the fourth quarter of 2013 and the first three quarters of 2014, there existed a material weakness with respect to the operation of the Company’s internal controls relating to the documentation and authorization procedures of certain travel and entertaining expenses incurred by certain past and present officers in those periods.

●	As disclosed previously, in February 2015, the Company discovered an error in the valuation of the conversion derivative liability of the Company’s Debentures for the periods ended December 31, 2011, December 31, 2012, December 31, 2013, March 31, 2014 and June 30, 2014 (together, the “Relevant Periods”). Specifically, the calculation of the conversion liability included in the Company’s financial statements for the Relevant Periods only included the value of the price protection feature, when it should have included both the conversion option and the price protection embedded in the Debentures. The changes in the value of the derivative resulted in changes to the Company’s financial statements, which warranted restatement of the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2013, March 31, 2014 and June 30, 2014.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015, based on the Internal Control—Integrated Framework issued by COSO (2013).

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

In the fourth quarter of 2014, we implemented a new extensive Travel and Expense policy which all employees and directors are required to review and sign. In the third quarter of 2015, the Company assessed the existing Travel and Expense policy and presented a further revised policy which the board of directors approved. Furthermore, the Company has required all employees and directors to review and sign all of the Company’s corporate documents which include, but are not limited to, the Code of Ethics, Travel and Expense Policy, and Corporate Governance Policy. The Company is planning to test the remediation periodically and fully remediate the weakness by the end of this fiscal year.

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

Changes in Internal Control over Financial Reporting

Other than those described above, management has determined that there were no changes in the Company’s internal controls over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 7, 2015, as previously reported, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the Operator. The Settlement Agreement provides that upon the Company’s payment to the Operator, net of the revenues owed to the Company based on the Company’s respective working interests in the subject wells of (i) the balance of its share of the costs and expenses of drilling, completion and operating costs of the subject wells, (ii) interest due on that amount and (iii) a penalty fee of $250,000. The Company will have its full rights restored in the subject wells and return to having all rights and obligations under the JOA. This includes the right to participate in any future proposed wells at the Company’s full interest under the JOA as if the Company had participated and paid its proportionate share of costs of the subject wells prior to the notices of default sent to the Company by the Operator. Pursuant to the JOA, the Company will regain an approximately 50% working interest in each of two Wattenberg horizontal wells (1 Niobrara and 1 Codell), an approximately 33% working interest in a third well (Niobrara), and an approximately 50% working interest in the remaining leasehold. Due to the Company’s inability to secure financing pursuant to the Credit Agreement or another funding source, payment has not yet remanded payment to the Operator.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Credit Agreement

As discussed above, the Company is currently in default of the Credit Agreement for failure to make the principal payment due on October 1, 2015, in the amount of $125,000 and interest payments in the aggregate amount of $89,000, pursuant to Section 4.1 of the Credit Agreement. The Company is also in default under Section 8.1 and 8.20 of the Credit Agreement for failure to satisfy the covenants relating to the furnishing of reserve reports as of September 15 of each year and holding regularly scheduled operations meetings, respectively. Additionally, as of the date hereof, the Company has assumed an aggregate amount of $750,002 in additional subordinated unsecured debt, which is a default under the Credit Agreement pursuant to of Section 9.1(c). As a result of these violations, the Company has recorded the entire amount under the Term Loan totaling $2.75 million as a current liability.

If an event of default occurs and is continuing, amounts due under the Credit Agreement may be accelerated, and the rights and remedies of the Lenders under the agreement may be exercised, including rights with respect to the collateral securing obligations under the agreements. As such, the balance under the Term Loan as of September 30, 2015 has been classified as a current obligation.

Further, upon the occurrence of the event of default described above, and for so long as such event of default is continuing, the Majority Lenders (as defined in the Credit Agreement or “Heartland”) has the ability to increase the interest accruing on amounts owed under the Credit Agreement in the amount equal to the current interest rate plus 3.5%.

As of the date hereof, Heartland has not taken any action to exercise any remedies under the Credit Agreement.

The Company is currently in discussions with Heartland to resolve the existing defaults. There can be no assurance that the Company and Heartland will be successful in doing so. If we are unable to reach a successful resolution with Heartland, it may exercise its rights with respect to the Company’s collateral which includes substantially all of its assets. If Heartland exercises its rights with respect to the collateral, including foreclosure, we may need to severely curtail or cease operations. We are considering options available to the Company.

Convertible Debentures

The Debentures also contain certain cross-default provisions with certain other debt instruments. Therefore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures and may result in an acceleration of the Company’s obligations at the holders’ election. No demand has been received as of the date hereof, however, as a result of these violations, the Company has recorded the entire amount under the Debentures totaling $6.85 million as a current liability.

Preferred Stock

We have two classes of preferred stock outstanding, the Series A 8% Convertible Preferred Stock (the “Series A Preferred”) and the Conditionally Redeemable 6% Preferred Stock (the “Redeemable Preferred”).

The Series A Preferred bears an 8% dividend per annum, payable quarterly in cash, or if certain conditions are not met, Common Stock. As of September 30, 2015, the Company has accrued a cumulative dividend of $450,000 on the Series A Preferred Stock. Additionally, the Company is subject to an 18% late fee on the outstanding dividend amount owed until the balance is paid.

The Redeemable Preferred bears a 6% dividend per annum, payable quarterly in cash. As of September 30, 2015, the Company has accrued a cumulative dividend of $90,000 on the Redeemable Preferred.

Item 6. Exhibits.

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

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	November 23, 2015
Abraham Mirman	(Principal Executive Officer)

/s/ Kevin Nanke	Chief Financial Officer and Chief Accounting Officer	November 23, 2015
Kevin Nanke	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

