Form 10-K
period 2015-12-31
LILIS ENERGY, INC.
filed 2016-04-14
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission file number: 001-35330

Lilis Energy, Inc.

(Name of registrant as specified in its charter)

NEVADA	74-3231613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 16th Street, Suite 1350, Denver, CO 80202

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code:  (303) 893-9000

Securities registered under Section 12(b) of the Act:

Common Stock, $0.0001 par value	The Nasdaq Capital Market
Title of class	Name of exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2015 was $11,917,000.

As of March 30, 2016, 29,166,590 shares of the registrant’s Common Stock were issued and outstanding.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2015

LILIS ENERGY, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities; any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to, the Risk Factors set forth in this Annual Report on Form 10-K in Part I, “Item 1A. Risk Factors” and the following factors:

●	we may not realize the expected benefits of our merger with Brushy Resources, Inc.(“Brushy”) quickly or at all;
●	the closing conditions with respect to our merger with Brushy may not be satisfied;
●	it may be more difficult or costly to integrate our business and operations with Brushy’s, it may take longer than anticipated, or it may have unanticipated adverse results relating to our existing business or the combined company’s business;
●	availability of capital on an economic basis, or at all, to fund our capital or operating needs;
●	our level of debt, which could adversely affect our ability to raise additional capital, limit our ability to react to economic changes and make it more difficult to meet our obligations under our debt;
●	restrictions imposed on us under our credit agreement or other debt instruments that limit our discretion in operating our business;
●	failure to meet requirements or covenants under our debt instruments, which could lead to foreclosure of significant core assets;
●	failure to fund our authorization for expenditures from other operators for key projects which will reduce or eliminate our interest in the wells/asset;
●	our history of losses;
●	inability to address our negative working capital position in a timely manner;
●	the inability of management to effectively implement our strategies and business plans;
●	potential default under our secured obligations, material debt agreements or agreements with our investors;
●	estimated quantities and quality of oil and natural gas reserves;
●	exploration, exploitation and development results;
●	fluctuations in the price of oil and natural gas, including further reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
●	availability of, or delays related to, drilling, completion and production, personnel, supplies (including water) and equipment;

●	the timing and amount of future production of oil and natural gas;
●	the timing and success of our drilling and completion activity;
●	lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;
●	declines in the values of our natural gas and oil properties resulting in further write-down or impairments;
●	inability to hire or retain sufficient qualified operating field personnel;
●	our ability to successfully identify and consummate acquisition transactions;
●	our ability to successfully integrate acquired assets or dispose of non-core assets;
●	availability of funds under our credit agreement;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional (especially Rocky Mountain) economic conditions;
●	the strength and financial resources of our competitors;
●	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
●	inability to acquire or maintain mineral leases at a favorable economic value that will allow us to expand our development efforts;
●	inability to successfully develop our large inventory of undeveloped acreage we currently hold on a timely basis;
●	constraints, interruptions or other issues affecting the Denver-Julesburg Basin, including with respect to transportation, marketing, processing, curtailment of production, natural disasters, and adverse weather conditions;
●	technique risks inherent in drilling in existing or emerging unconventional shale plays using horizontal drilling and complex completion techniques;
●	delays, denials or other problems relating to our receipt of operational consents, approvals and permits from governmental entities and other parties;
●	unanticipated recovery or production problems, including cratering, explosions, blow-outs, fires and uncontrollable flows of oil, natural gas or well fluids;
●	environmental liabilities;
●	operating hazards and uninsured risks;
●	data protection and cyber-security threats;
●	loss of senior management or technical personnel;
●	litigation and the outcome of other contingencies, including legal proceedings;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations, including those related to climate change and hydraulic fracturing;
●	anticipated trends in our business;
●	effectiveness of our disclosure controls and procedures and internal controls over financial reporting;
●	changes in generally accepted accounting principles in the United States (“GAAP”),or in the legal, regulatory and legislative environments in the markets in which we operate; and
●	other factors, many of which are beyond our control.

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

BOE/d.  BOE per day.

BTU or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

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

Part I

Items 1 and 2. BUSINESS AND PROPERTIES

Lilis Energy, Inc. (“we,” “us,” “our,” “Lilis Energy,” “Lilis,” or the “Company”) is an upstream independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.  We were incorporated in August of 2007 in the State of Nevada as Universal Holdings, Inc.  In October 2009, we changed our name to Recovery Energy, Inc. and in December 2013, we changed our name to Lilis Energy, Inc.

Our current operating activities are focused on the Denver-Julesburg Basin (“DJ Basin”) in Colorado, Wyoming and Nebraska.

Overview of Our Business and Strategy

We have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell resource plays. We believe these assets offer the possibility of repeatable year-over-year success and significant and cost-effective production and reserve growth. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in North America. As of December 31, 2015 we owned interests in 8 economically producing wells and 16,000 net leasehold acres, of which 8,000 net acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin. We are primarily focused on acquiring companies and production throughout North America and developing our North and South Wattenberg Field assets, which include attractive unconventional reservoir drilling opportunities in mature development areas with low risk Niobrara and Codell formation productive potential.

Our goal is to create value by acquiring producing assets and developing our remaining inventory of low and controlled-risk conventional and unconventional properties, while maintaining a low cost structure. To achieve our goal, our business strategy includes the following elements:

Capital raising. The business of oil and natural gas property acquisition, exploration and development is highly capital intensive and the level of operations attainable by oil and natural gas companies is directly linked to and limited by the amount of available capital. Therefore, it is critical that we raise the additional capital required to finance the exploration and development of our current oil and natural gas prospects and the acquisition of additional properties and companies. We plan to seek additional capital through the sale of our securities, through potential refinancing activities, debt and project financing, joint venture agreements with industry partners, and through sale of assets. Our ability to obtain additional capital may be subject to the repayment of our existing obligations.

Acquiring additional assets and companies throughout North America. We target acquisitions in North America, which meet certain current and future production thresholds. We anticipate the acquisitions will be funded with funds borrowed under new debt instruments or the issuance of new equity.

Pursuing the initial development of our Greater Wattenberg Field unconventional assets.  We plan to drill several horizontal wells on our South Wattenberg Field property if we can obtain the financing to do so. Drilling activities will target the well-established Niobrara and Codell formations.

Extending the development of certain conventional prospects within our inventory of other DJ Basin properties.  Subject to the securing of additional capital, we anticipate drilling and developing our DJ Basin assets where initial exploration has yielded positive results.

Retaining operational control and significant working interest.  In our principal development targets, we typically seek to maintain operational control of our development and drilling activities.  As operator, we retain more control over the timing, selection and process of drilling prospects and completion design, which enhances our ability to maximize our return on invested capital and gives us greater control over the timing, allocation and amounts of capital expenditures.  However, due to our recent liquidity difficulties, we are not the operator on a significant amount of our current drilling activity on wells in which we own a working interest.

Leasing of prospective acreage.  We seek to identify drilling opportunities on properties that have not yet been leased.  Subject to securing additional capital, we may take the initiative to lease prospective acreage and we may sell all or any portion of the leased acreage to other companies that want to participate in the drilling and development of the prospect acreage.

Consistently evaluating acreage. Currently, our inventory of developed and undeveloped acreage includes approximately 18,000 gross (16,000 net) acres, of which 10,000 gross (8,000 net) that are held by production, approximately, 2,000, 5,000 and 1,000 net acres that expire in the years 2016, 2017, and thereafter, respectively. Approximately 88% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at our option, by payment of varying, but typically nominal, extension amounts. In 2015, we evaluated our leases and allowed 63% of our leaseholds to expire due to capital constraints or the determination that present and future carrying and drilling costs were uneconomic. We continue to evaluate the 2016 and 2017 lease expirations to determine if production on this acreage would be economic and as such, a focus for future development. If determined to be a focus for future development, we plan to re-lease if available. If not a focus, we plan to let the acreage expire. We will continue to pursue additional properties, acquire other properties throughout North America, or drill wells on our core properties to hold the property by production if financing is available to us and the properties are economic.

Hedging. From time to time, we may use commodity price hedging instruments to reduce our exposure to oil and natural gas price fluctuations and to help ensure that we have adequate cash flow to fund our debt service costs and capital programs. As such, we expect to enter into futures contracts, collars and basis swap agreements, as well as fixed price physical delivery contracts. We intend to use hedging primarily to manage price risks and returns on certain acquisitions and drilling programs. Our policy is to consider hedging an appropriate portion of our production at commodity prices we deem attractive. In the future we may also be required by our lenders to hedge a portion of production as part of any financing.

Outsourcing. We intend to continue to use the services of independent consultants and contractors to provide various professional services, including land, legal, environmental, technical, investor relations and tax services.  We believe that by limiting our management and employee costs, we may be able to better control lifting costs and retain general and administrative expense flexibility.

Pending Merger with Brushy Resources, Inc.

On December 29, 2015, we announced entering into an Agreement and Plan of Merger (the “Merger Agreement”) with Brushy Resources, Inc. (“Brushy”), whereby we will issue approximately 4.550916 shares of our Common Stock for each outstanding share of Brushy common stock in a merger in which Brushy will be a direct wholly-owned subsidiary of ours, which we refer to as the “Merger.”

The location and predominant nature of Brushy’s oil and gas properties is consistent with our strategy to focus our efforts on oil and gas properties in similar areas, and the complementary nature of our two companies’ respective asset bases is expected to permit our combined company to compete more effectively with other exploration and production companies. In addition, we expect that the combined entity will result in a larger company with a greater market capitalization, which we in turn expect to provide us with more liquidity in our Common Stock and better access to capital markets.

The combination with Brushy would provide us with a significant presence in the Permian Basin in southeast New Mexico and west Texas, which we do not currently have a presence in, including in the Crittendon Field, as well as the ability to participate and jointly operate, along with a related party of Brushy, in the Giddings Field. The Crittendon Field is approximately 2,759 net acres and contains approximately 16 gross (10.4 net) oil and natural gas wells, with estimated proved reserves of approximately 1,432 MBOE.

Consummation of the Merger is subject to the satisfaction of various closing conditions, including the registration and listing of the shares of our Common Stock that will be issued in the merger transaction, the approval of Brushy’s senior lender, and the approval of the Merger by the holders of a majority of the shares of our Common Stock and Brushy’s common stock entitled to vote on the transaction. We may not be able to satisfy all of these closing conditions, in which case the Merger may not be completed.

The foregoing discussion of the Merger does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement and our other filings with the Securities and Exchange Commission (“SEC”). For additional details regarding the terms and conditions of the Merger, you can refer to our filings with the SEC, which can be accessed at www.sec.gov. Additional information regarding the Merger, including risks associated with the Merger, will be contained in a joint proxy statement/prospectus to be filed by us and Brushy.

Principal Oil and Gas Interests

All references to production, sales volumes and reserve quantities are net to our interest unless otherwise indicated.

As of December 31, 2015, we owned interests in approximately 16,000 net leasehold acres, of which 8,000 net acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.  Our primary targets within the DJ Basin are the conventional Dakota and Muddy “J” formations, and the developing unconventional Niobrara shale play.  Additional horizons include the Codell, Greenhorn, the Permian Basin and other potential resource formations.

During the year ended December 31, 2015, we made minimal capital expenditures on our oil and gas properties due to capital constraints. In addition, the lower commodity prices and lack of capital to develop our undeveloped oil and gas properties caused us to recognize an impairment expense of $24.48 million. No impairment expense was recognized during the year ended December 31, 2014.

Reserves

The table below presents summary information with respect to the estimates of our proved oil and gas reserves for the year ended December 31, 2015. We engaged Forrest A Garb & Associates, Inc. (“Forrest Garb”) and Ralph E. Davis to audit internal engineering estimates for 100% of our proved reserves at year-end 2015 and 2014, respectively.  The prices used in the calculation of proved reserve estimates as of December 31, 2015, were $42.59 per Bbl and $2.79 per MCF; as of December 31, 2014, were $81.71 per Bbl and $5.34 per MCF and as of December 31, 2013, were $89.57 per Bbl and $4.74 per MCF for oil and natural gas, respectively.  The prices were adjusted for basis differentials, pipeline adjustments, and BTU content.

We emphasize that reserve estimates are inherently imprecise and that estimates of all new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and gas properties.  Accordingly, these estimates are expected to change as new information becomes available.  The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.  Neither prices nor costs have been escalated (or reduced).  The following table should be read along with the section entitled “Risk Factors—Risks Related to Our Company”.  The actual quantities and present values of our proved oil and natural gas reserves may be less than we have estimated.

Summary of Oil and Gas Reserves as of Fiscal-Year End

	As of December 31,
	2015	2014	2013
Reserve data:
Proved developed
Oil (MBbl)	33	50	171
Gas (MMcfe)	141	197	313
Total (MBOE)(1)	57	83	223
Proved undeveloped
Oil (MBbl)	-	850	672
Gas (MMcfe)	-	4,040	2,251
Total (MBOE)(1)	-	1,523	1,047
Total Proved
Oil (MBbl)	33	900	843
Gas (MMcfe)	141	4,237	2,564
Total (MBOE)(1)	57	1,606	1,270
Proved developed reserves %	100%	5%	18%
Proved undeveloped reserves %	-	95%	82%

Reserve value data (in thousands):
Proved developed PV-10	$608	2,340	$7,675
Proved undeveloped PV-10	$-	20,914	$15,667
Total proved PV-10 (2)	$608	23,254	$23,342
Standardized measure of discounted future cash flows	$608	23,254	$23,342
Reserve life (years)	26.2	39.25	33.25

(1)	BOE is determined using the ratio of six MCF of natural gas to one Bbl of crude oil, condensate or natural gas.
(2)	As we currently do not expect to pay income taxes in the near future, there is no difference between the PV-10 value and the standardized measure of discounted future net cash flows. Please see the definitions of standardized measure of discounted future net cash flows and PV-10 value in the “Glossary.”

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2015, we recognized an impairment expense of $24.48 million due to the lower commodity prices and lack of capital to develop our undeveloped oil and gas properties. As such, we currently have no proved undeveloped reserves.

Internal Controls over Reserves Estimate

Our policy regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserve quantities and values in compliance with the regulations of the SEC.  Responsibility for compliance in reserve bookings is delegated to our Chief Financial Officer with assistance from our senior geologist consultant and a senior reserve engineering consultant.

Technical reviews are performed throughout the year by our senior reserve engineering consultant and our geologist and other consultants who evaluate all available geological and engineering data, under the guidance of the Chief Financial Officer.  This data, in conjunction with economic data and ownership information, is used in making a determination of estimated proved reserve quantities. The 2015 reserve process was overseen by Kent Lina, our senior reserve engineering consultant. Mr. Lina was previously employed by us from October 2010 through December 2012, and prior to that was employed by Delta Petroleum Corporation from March 2002 to September 2010 in various operations and reservoir engineering capacities culminating as the Senior Vice President of Corporate Engineering. Mr. Lina received a Bachelor of Science degree in Civil Engineering from University of Missouri at Rolla in 1981. Mr. Lina currently serves various industry clients as a senior reserve engineering consultant.

Third-party Reserves Study

An independent third-party reserve study as of December 31, 2015 was performed by Forrest Garb using its own engineering assumptions and other economic data provided by us.  All of our total calculated proved reserve PV-10 value was prepared by Forrest Garb. Forrest Garb is an independent petroleum engineering consulting firm that has been providing petroleum engineering consulting services for over 28 years.  The individual at Forrest Garb primarily responsible for overseeing our reserve audit is Stacy M. Light, Senior Vice President of Petroleum Engineering, who received a Bachelor of Science degree in Petroleum Engineering from the Texas A&M and is a registered Professional Engineer in the States of Texas.  She is also a member of the Society of Petroleum Engineers.

The Forrest Garb report dated April 13, 2016, is filed as Exhibit 99.1 to this Annual Report on Form 10-K.

Oil and gas reserves and the estimates of the present value of future net cash flows therefrom were determined based on prices and costs as prescribed by the SEC and Financial Accounting Standards Board (“FASB”) guidelines.  Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net cash flows to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain.  Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.  For the year ended December 31, 2015, commodity prices over the prior 12-month period and year end costs were used in estimating net cash flows in accordance with SEC guidelines.

In addition to a third-party reserve study, our reserves and the corresponding report are reviewed by our Chief Financial Officer, geologist and principal accounting officer and the Audit Committee of our Board of Directors.  Our Chief Financial Officer is responsible for reviewing and verifying that the estimate of proved reserves is reasonable, complete, and accurate.  The Audit Committee of our Board of Directors reviews the final reserves estimate in conjunction with Forrest Garb’s audit letter.

Production

The following table summarizes the average volumes and realized prices, excluding the effects of our economic hedges, of oil and gas produced from properties in which we held an interest during the periods indicated, and production cost per BOE:

	For the Year Ended December 31,
	2015	2014	2013
Product
Oil (Bbl.)	7,067	33,508	51,705
Oil (Bbls)-average price (1)	$41.36	$77.05	$83.40

Natural Gas (MCFE)-volume	32,291	77,954	64,845
Natural Gas (MCFE)-average price (2)	$2.39	$4.68	$5.25

Barrels of oil equivalent (BOE)	12,449	46,500	62,512
Average daily net production (BOE)	34	127	171
Average Price per BOE (1)	$29.67	$63.36	$74.43

(1)	Does not include the realized price effects of hedges
(2)	Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Production costs per BOE	15.70	20.52	19.48
Production taxes per BOE	2.24	5.80	4,21
Depreciation, depletion, and amortization per BOE	46.93	28.76	38.21
Total operating costs per BOE (1)	$64.87	$55.08	$61.90
Gross margin per BOE (1)	$(35.20)	$8.28	$12.53
Gross margin percentage	119%	13%	17%

(1)	Does not include the loss on conveyance

Productive Wells

As of December 31, 2015, we had working interests in 6 gross (1.27 net) productive oil wells, and 2 gross (0.14 net) productive gas wells.  Productive wells are either wells producing in commercial quantities or wells capable of commercial production although currently shut-in.  Multiple completions in the same wellbore are counted as one well.  A well is categorized under state reporting regulations as an oil well or a gas well based on the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

Acreage

As of December 31, 2015, we owned 8 producing wells in Wyoming, Nebraska and Colorado within the DJ Basin, as well as approximately 18,000 gross (16,000 net) acres, of which 10,000 gross (8,000 net) acres were classified as undeveloped acreage. Our primary assets included acreage located in Laramie and Goshen Counties in Wyoming; Banner, Kimball, and Scotts Bluff Counties in Nebraska; and Weld, Arapahoe and Elbert Counties in Colorado.

The following table sets forth our gross and net developed and undeveloped acreage as of December 31, 2015:

	Undeveloped		Developed
	Gross	Net	Gross	Net
DJ Basin	10,000	8,000	8,000	8,000

Total	10,000	8,000	8,000	8,000

Currently, our inventory of developed and undeveloped acreage includes approximately 18,000 gross (16,000 net) acres, of which 10,000 gross (8,000 net) that are held by production, approximately, 2,000, 5,000 and 1,000 net acres that expire in the years 2016, 2017, and thereafter, respectively. Approximately 88% of our inventory of undeveloped acreage provides for extension of lease terms from two to five years, at our option, by payment of varying, but typically nominal, extension amounts. In 2015, we evaluated our leases and allowed 63% of our leaseholds to expire due to capital constraints or the determination that present and future carrying and drilling costs were uneconomic. We continue to evaluate the 2016 and 2017 lease expirations to determine if production on this acreage would be economic and as such is a focus for future development. If determined to be a focus for future development, we plan to re-lease if available. If not a focus, we plan to let the acreage expire. We will continue to pursue additional properties, acquire other properties throughout North America, or drill wells on our core properties to hold the property by production if financing is available to us and the properties are economic.

Drilling Activity

The following table describes the development and exploratory wells we drilled from 2013 through 2015:

	For the Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive wells	-	-	-	-	2	1
Dry wells	-	-	-	-	-	-
	-	-	-	-	2	1
Exploratory:
Productive wells	-	-	-	-	-	-
Dry wells	-	-	-	-	-	-

Total development and exploratory	-	-	-	-	2	1

The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated.

Title to Properties

Substantially all of our leasehold interests are held pursuant to leases from third parties. The majority of our producing properties are subject to mortgages securing indebtedness under both our Credit Agreement, entered into on January 8, 2015 (the “Credit Agreement”) with Heartland Bank (“Heartland”), as administrative agent and the lenders party thereto, and our 8% Senior Secured Convertible Debentures (“Debentures”), which we believe do not materially interfere with the use of, or affect the value of, such properties.

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

Our revenues, cash flows, profitability and future rate of growth will depend substantially upon prevailing prices for oil and natural gas.  Prices may also affect the amount of cash flow available for capital expenditures and other cash requirements and our ability to borrow money or raise additional capital.  Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of natural gas and crude oil.  Historically, the prices received for oil and natural gas have fluctuated widely.  Among the factors that can cause these fluctuations are:

●	changes in global supply and demand for oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries;
●	the price and quantity of imports of foreign oil and natural gas;
●	acts of war or terrorism;
●	political conditions and events, including embargoes, affecting oil-producing activity;
●	the level of global oil and natural gas exploration and production activity;
●	the level of global oil and natural gas inventories;
●	weather conditions;
●	technological advances affecting energy consumption;
●	transportation options from trucking, rail, and pipeline; and
●	the price and availability of alternative fuels.

Furthermore, regional natural gas, condensate, oil and NGL prices may move independently of broad industry price trends. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing.

From time to time, we may enter into derivative contracts. These contracts economically hedge our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances, including instances in which:

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

As of December 31, 2015, we had no hedging agreements in place.

Major Customers

Our major customers include, Shell Trading (US), PDC Energy and Noble Energy. These customers accounted for approximately 42%, 26% and 21% of our revenue for the year ended December 31, 2015 and approximately 63%, 14% and 9% of our revenue for the year ended December 31, 2014, respectively.

However, we do not believe that the loss of any single customer would materially affect our business because there are numerous other purchasers of our production.

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

Environmental, Health, and Safety Regulations.  Our operations are subject to stringent federal, state, and local laws and regulations relating to the protection of the environment and human health and safety (“EHS”). We are committed to strict compliance with these regulations and the utmost attention to EHS issues.  Environmental laws and regulations may require that permits be obtained before drilling commences or facilities are commissioned, restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities, govern the handling and disposal of waste material, and limit or prohibit drilling and exploitation activities on certain lands lying within wilderness, wetlands, and other protected areas, including areas containing threatened or endangered animal species.  As a result, these laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of certain projects.  In addition, these laws and regulations may impose substantial clean-up, remediation, and other obligations in the event of any discharges or emissions in violation of these laws and regulations.  Further, legislative and regulatory initiatives related to global warming or climate change could have an adverse effect on our operations and the demand for oil and natural gas.  See “Risk Factors—Risks Relating to the Oil and Gas Industry—Legislative and regulatory initiatives related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.”

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight unconventional formations.  For additional information about hydraulic fracturing and related regulatory matters, see “Risk Factors—Risks Relating to the Oil and Gas Industry.”  Federal and state legislation and regulatory initiatives related to hydraulic fracturing could result in increased costs and additional operating restrictions or delays /cancellations in the completion of oil and gas wells.

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

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”) is the principal federal statute governing the treatment, storage and disposal of solid and hazardous wastes.  RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.  At present, RCRA includes an exemption that allows certain oil and natural gas exploration and production waste to be classified as nonhazardous waste.  A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s hazardous waste requirements.  At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. For example, in 2010 a petition was filed by the Natural Resources Defense Council with the Environmental Protection Agency (“EPA”) requesting that the agency reassess its prior determination that certain exploration and production wastes are not subject to the RCRA hazardous waste requirements. EPA has not yet acted on the petition and it remains pending. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur, perhaps significantly, increased operating expenses.

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

The Endangered Species Act restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas. Additionally, significant federal decisions, such as the issuance of federal permits or authorizations for certain oil and gas exploration and production activities may be subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major federal agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. This process has the potential to delay oil and gas development projects.

The federal Clean Water Act (the “Clean Water Act”) imposes restrictions and controls on the discharge of produced waters and other oil and natural gas wastes into navigable waters.  Permits must be obtained to discharge pollutants into state and federal waters and to discharge fill and pollutants into regulated waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters of the United States has complicated, and will continue to complicate and increase the cost of, obtaining such permits or other approvals. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters.  Further, the EPA, has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges.  Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.  Spill Prevention, Control, and Countermeasure requirements of the Clean Water Act require appropriate secondary containment loadout controls, piping controls, berms and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture or leak. The EPA and U.S. Army Corps of Engineers released a Connectivity Report in September 2013, which determined that virtually all tributary streams, wetlands, open water in floodplains and riparian areas are connected. This report supported the drafting of proposed rules providing updated standards for what will be considered jurisdictional waters of the United States. Those rules were finalized on May 27, 2015.  Then, on October 9, 2015, in presiding over a challenge to the rules, the U.S. Court of Appeals for the Sixth Circuit stayed them, nationwide.  The stay remains in place while the Sixth Circuit assesses its jurisdiction to adjudicate the challenge and, if it determines that it has such jurisdiction, the merits of the challenge itself. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.  We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

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

The federal Clean Air Act (the “Clean Air Act”) and comparable state and local air pollution laws adopted to fulfill its mandate provide a framework for national, state and local efforts to protect air quality.  Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws.  These laws generally require utilization of air emissions control equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment.  We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.  Over the next several years, we may be required to incur capital expenditures for air pollution control equipment or other air emissions-related issues.  The EPA promulgated significant New Source Performance Standards (“NSPS OOOO”) in 2012, as amended in 2013 and 2014, which have added administrative and operational costs. On September 18, 2015, the EPA published proposed regulations that would build on the NSPS OOOO standards by directly regulating methane and volatile organic compound (“VOC”) emissions from various types of new and modified oil and gas sources.  Some of those sources are already regulated under NSPS OOOO, while others, like hydraulically fractured oil wells, pneumatic pumps, and certain equipment and components at gas well sites and compressor stations, would be covered for the first time.  On March 10, 2016, moreover, the EPA announced that it is moving towards issuing performance standards for methane emissions from existing oil and gas sources.  The agency said that it will “begin with a formal process (i.e., an Information Collection Request) to require companies operating existing oil and gas sources to provide information to assist in the development of comprehensive regulations to reduce methane emissions.”

Colorado adopted NSPS OOOO in 2014. In addition, Colorado adopted new air regulations for the oil and gas industry effective April 14, 2014, that impose control and other requirements more stringent than NSPS OOOO. These new Colorado oil and natural gas air rules will likely increase our administrative and operational costs.

On October 1, 2015, under the federal Clean Air Act, the EPA lowered the national ambient air quality standard for ozone from 75 ppb to 70 ppb.  This change could result in an expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas would likely be subject to increase regulatory burdens in the form of more stringent emission controls, emission offset requirements, and increased permitting delays and costs.

Along these lines, on September 18, 2015, the EPA proposed Control Techniques Guidelines to reduce emissions from a number of existing oil and gas sources that are located in certain ozone nonattainment areas and states in the Ozone Transport Region (which is comprised of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, the District of Columbia, and Northern Virginia). Those guidelines would lead to direct regulation of VOC emissions and have the incidental effect of reducing methane emissions. The regulations would take the form of reasonably available control technology requirements.

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

Additionally, the Colorado Oil and Gas Conservation Act (“COGCA”) was amended in 2014 to increase the potential sanctions for violating the COGCA or its implementing regulations, orders, or permits. These amendments increase the maximum penalty per violation per day from $1,000 to $15,000; eliminate a $10,000 maximum penalty for violations that do not result in significant waste of oil and gas resources, damage to correlative rights, or adverse impact to public health, safety, or welfare; require the Colorado Oil and Gas Conservation Commission (“COGCC”) to assess a penalty for each day there is evidence of a violation; and authorize the COGCC to prohibit the issuance of new permits and suspend certificates of clearance for egregious violations resulting from gross negligence or knowing and willful misconduct. In 2015, the COGCC, consistent with the amendments to the COGCA, amended its regulations governing enforcement and penalties. We cannot predict how such regulatory amendments will ultimately affect the penalties assessed by the COGCC in future enforcement cases involving us.

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

Employees

As of December 31, 2015, we had four full-time employees and no part-time employees.  For the foreseeable future, we intend to only add additional personnel as our operational requirements grow.  In the interim, we plan to continue to leverage the use of independent consultants and contractors to provide various professional services, including land, legal, engineering, geology, environmental and tax services.  We believe that by limiting our management and employee costs, we are able to better control total costs and retain flexibility in terms of project management.

Available Information

Our executive offices are located at 216 16th Street, Suite 1350, Denver, Colorado 80202, and our telephone number is (303) 893-9000. Our web site is www.lilisenergy.com. Additional information that may be obtained through our web site does not constitute part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are accessible free of charge at our website. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.	Risk Factors

Investing in our shares involves significant risks, including the potential loss of all or part of your investment.  These risks could materially affect our business, financial condition and results of operations and cause a decline in the market price of our shares.  You should carefully consider all of the risks described in this Annual Report on Form 10-K, in addition to the other information contained in this Annual Report on Form 10-K, before you make an investment in our shares.  In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

Risks Related to the Merger with Brushy

Our ability to complete the Merger with Brushy, is subject to various closing conditions, including the approval by our stockholders, and as a result, the closing of the merger may be delayed or not be completed, which could adversely affect our business operations and stock prices.

In order for the merger to be completed, our stockholders must approve and adopt the Merger Agreement and related transaction proposals, which requires the affirmative vote of the holders of at least a majority of the issued and outstanding shares of our Common Stock. The Merger Agreement also contains other closing conditions, which are described in the Merger Agreement. We can provide no assurance that the various closing conditions will be satisfied or waived.

The meeting at which our stockholders will vote on the transactions contemplated by the Merger Agreement may take place before all such conditions have been satisfied or waived. As a result, if stockholder approval of the transactions contemplated by the Merger Agreement is obtained at such meeting, we may make a decision after the meeting to waive a condition or approve certain actions required to satisfy a necessary condition without seeking further stockholder approval. Such actions could have an adverse effect on the combined company.

If we are unable to complete the Merger, we would be subject to a number of risks, including the following:

●	we would not realize the anticipated benefits of the Merger, including, among other things, increased operating efficiencies;
●	the attention of our management may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
●	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;
●	certain costs relating to the Merger, including certain financial advisory, legal and accounting fees and expenses, must be paid even if the Merger is not closed;
●	we will have been subject to certain restrictions on the conduct of our business, which may prevent us from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger is pending; and
●	the trading price of our Common Stock may decline to the extent that the current market prices reflect a market assumption that the Merger will be completed.

If the Merger is not completed on or before May 30, 2016, either we or Brushy may terminate the Merger Agreement, unless the failure to complete the Merger by that date is due to the failure of the party seeking to terminate the Merger Agreement to fulfill any material obligations under the Merger Agreement or a material breach of the Merger Agreement by such party. We are also required to pay Brushy a termination fee of $1.2 million if we terminate the Merger under certain circumstances specified in the Merger Agreement.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or the trading price our Common Stock.

The pendency of the Merger could adversely affect us.

We have agreed in the Merger Agreement to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the Merger, which restrictions could be in place for an extended period of time if completion of the Merger is delayed and could adversely our financial condition, results of operations or cash flows.

We will incur significant transaction, merger-related and restructuring costs in connection with the Merger.

We expect to incur costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Merger. The combined company also will incur restructuring and integration costs in connection with the Merger. We are still in the early stages of assessing the magnitude of these costs and additional unanticipated costs may be incurred in the integration of our and Brushy’s businesses. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either us or Brushy or the combined company. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, Merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all. Many of these costs will be borne by us even if the Merger is not completed.

Risks Related to Our Company

If we are not able to access additional capital in significant amounts, we may not be able to develop our current prospects and properties, or we may forfeit our interest in certain prospects and we may not be able to continue to operate our business.

We need significant additional capital to continue to operate our properties and continue operations. Currently, a significant portion of our revenue after field level operating expenses is required to be paid to our lenders as debt service. If we are unable to access additional capital in significant amounts as needed, we may not be able to develop any of our current or future prospects and properties, may have to forfeit our interest in certain prospects and may not otherwise be able to develop our business. In such an event, we may not be able to continue to operate our business and our common stock and preferred stock may not have any value.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, describing the existence of substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our history of operating losses, along with the recent decrease in commodity prices. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. At December 31, 2015, we had a negative working capital balance and a cash balance of approximately $15.7 million and $110,000, respectively. Our ability to continue as a going concern is subject to our ability to obtain appropriate financing from sources other than our operations. We are currently looking for additional capital, potential Merger candidates, or funding sources which may offer improved opportunities to obtain capital to continue our current operations, further develop our properties, acquire oil and gas properties and to cure any current liabilities deficiencies and any potential defaults in connection with our Credit Agreement with Heartland. We are also evaluating asset divestiture opportunities to provide capital to reduce our indebtedness.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

As of March 30, 2016, our total outstanding debt under our Debentures and 12.0% unsecured subordinated convertible notes (“Convertible Notes”), was $6.85 million and $4.25 million, respectively. We currently have a three-year senior secured term loan with an outstanding aggregate principal amount of $2.75 million. We also have a $2.0 million mandatory redeemable preferred stock currently valued at $1.17 million. Our degree of leverage could have important consequences, including the following:

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

We may incur additional debt, including secured indebtedness, or issue preferred stock in order to maintain adequate liquidity and develop and acquire properties to the extent desired. A higher level of indebtedness and/or preferred stock increases the risk that we may default on our obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, natural gas and oil prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets, the number of shares of capital stock we have authorized, unissued and unreserved and our performance at the time we need capital.

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

Historically, the markets for oil and natural gas have been volatile.  These markets will likely continue to be volatile in the future.  The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

●	changes in global supply and demand for oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries;
●	the price and quantity of imports of foreign oil and natural gas;
●	acts of war or terrorism;
●	political conditions and events, including embargoes, affecting oil-producing activity;
●	the level of global oil and natural gas exploration and production activity;
●	the level of global oil and natural gas inventories;
●	weather conditions;
●	technological advances affecting energy consumption;
●	the price and availability of alternative fuels; and
●	market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

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

We have historically incurred losses and may not achieve future profitability.

We have historically incurred losses from operations during our history in the oil and natural gas business.  We had a cumulative deficit of approximately $180.9 million and $147.8 million as of December 31, 2015 and 2014, respectively.  Many of our properties are in the exploration stage, and to date we have established a limited volume of proved reserves on our properties.  Our ability to be profitable in the future will depend on successfully addressing our near-term capital need to refinance our term loan indebtedness and fund our 2016 capital budget, and implementing our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control.  Even if we become profitable on an annual basis, our profitability may not be sustainable or increase on a periodic basis.

We have limited management and staff and will be dependent upon partnering arrangements.

We had four employees as of March 30, 2016.  We leverage the services of independent consultants and contractors to perform various professional services, including engineering, oil and gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third-party consultants and service providers creates a number of risks, including but not limited to:

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

The loss of any of our executive officers could adversely affect us.

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

Our management does not expect that our disclosure controls and procedures and internal controls will prevent all possible errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls are evaluated relative to their costs. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part upon the likelihood of future events, and any design may not succeed in achieving its intended goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with its policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur without detection.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

As of December 31, 2015, management has concluded that our internal control over financial reporting was not effective. We may discover additional areas of our internal control over financial reporting which may require improvement. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If oil or natural gas prices decrease or exploration and development efforts are unsuccessful, wells in progress are deemed unsuccessful, or major tracts of undeveloped acreage expire, or other similar adverse events occur, we may be required to write-down the carrying value of our developed properties.

We use the full cost method of accounting whereby all costs related to the acquisition and development of oil and natural gas properties are capitalized into a single cost center referred to as a full cost pool.  These costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling wells, completing productive wells, or plugging and abandoning non-productive wells, costs related to expired leases, or leases underlying  producing and non-producing wells, and overhead charges directly related to acquisition and exploration activities.  Under the full cost method of accounting, capitalized oil and natural gas property that comprise the full cost pool, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves.  This ceiling test is performed at least quarterly.  Should the capitalized costs of the full cost pool exceed this ceiling, we would recognize impairment expense.  During the year ended December 31, 2015, we recognized an impairment expense of $24.48 million due to the lower commodity prices and lack of capital to develop our undeveloped oil and gas properties. As such, we currently have no proved undeveloped reserves. Future write-downs could occur for numerous reasons, including, but not limited to continued reductions in oil and gas prices that lower the estimate of future net revenues from proved oil and natural gas reserves, revisions to reserve estimates, or from the addition of non-productive capitalized costs to the full cost pool that do not result in corresponding increase in oil and gas reserves.  Impairments of plugging and abandonment of wells in progress are other areas where costs may be capitalized into the full cost pool, without any corresponding increase in reserve values; as such, these situations could result in future additional impairment expenses.

If commodity prices stay at current early 2016 levels or decline further, we will incur full cost ceiling impairments in future quarters. Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of lower quarter-over-quarter prices in 2016 compared to 2015 is a lower ceiling value each quarter. This will result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges would not affect cash flow from operating activities, but would adversely affect our net income and stockholders’ equity.

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

As of December 31, 2015, we had no hedging agreements in place.

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

This Annual Report on Form 10-K contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves. The reserve estimate included in this Annual Report on Form 10-K was prepared by our current reserve engineer consultant, reviewed by our Chief Financial Officer and prepared by Forrest Garb. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, cost basis, commodity pricing and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, quantities of recoverable oil and natural gas reserves, capital expenditures, infrastructure, taxes and availability of funds most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control. You should also not assume that the initial rates of production of our wells are representative of future overall production from other wells or over the life of the wells, or that early results suggesting lack of reservoir continuity will prove to be accurate.

You should not assume that the present value of future net cash flow referred to in this Annual Report on Form 10-K is the current market value of our estimated oil and natural gas reserves.  In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on the un-weighted average of the closing prices during the first day of each of the year preceding the end of the fiscal year.  Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.  Any change in global markets consumption by oil or natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows.  The timing of both the production and the expenses from the development and production of our oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value.  In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor nor does it necessarily reflect discount factors used in the marketplace to assess asset values for the purchase and sale of oil and natural gas.

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

All of our estimated proved reserves at December 31, 2015, and all of our 2015 and 2014 sales were generated in the DJ Basin in southeastern Wyoming, northeastern Colorado and southwestern Nebraska.  Although the area is a well-established oilfield infrastructure, as a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area.  In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the DJ Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions.  Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties.  Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

The marketability of our production is dependent upon transportation and processing facilities over which we may have no control.

The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, rail service, and processing facilities in addition to competing oil and gas production available to third-party purchasers. We deliver crude oil and natural gas produced from these areas through trucking, gathering systems and pipelines, some of which we do not own. The lack of availability of capacity on third-party systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our production through firm transportation arrangements, third-party systems and facilities may be temporarily unavailable due to market conditions or mechanical reliability or other reasons, including adverse weather conditions or work-loads. Activist or other efforts may delay or halt the construction of additional pipelines or facilities. Third-party systems and facilities may not be available to us in the future at a price that is acceptable to us. Any significant change in market factors or other conditions affecting these infrastructure systems and facilities, as well as any delays in constructing new infrastructure systems and facilities, could delay production, thereby harming our business and, in turn, our results of operations, cash flows, and financial condition.

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

If we are unable to comply with the significant restrictions and covenants in our Credit Agreement and our Forbearance Agreement, there could be a default under the terms of either agreement, which could result in an acceleration of payment of borrowings and would impact our ability to maintain our current operations.

Pursuant to our Credit Agreement, we are subject to both non-financial and financial covenants. Our Credit Agreement contains a number of non-financial covenants imposing significant restrictions on us, including the maximum monthly payment requirement, restrictions on our repurchase of, and payment of dividends on, our capital stock and limitations on our ability to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets and create liens on our assets. These restrictions may affect our ability to operate our business, to take advantage of potential business opportunities as they arise and, in turn, may materially and adversely affect our business, financial conditions and results of operations.

The financial covenants, include maintaining a debt to EBITDAX ratio. EBITDAX is defined in the Credit Agreement as earnings before the pre-tax net income for such period plus (without duplication and only to the extent deducted in determining such net income), interest expense for such period, depreciation and amortization expense, extraordinary or non-recurring items reducing net income for such period, and other non-cash expenses for such period less gains on sales of assets and other non-cash income for such period included in the determination of net income plus (without duplication and only to the extent deducted in determining such net income) exploration, drilling and completion expenses or costs (EBITDAX). Specifically, the ratio requires that we maintain at all times, as determined on June 30 of each year, a ratio of (i) the aggregate amount of all debt, to (ii) EBITDAX of not less than 4.5:1, 3.5:1 and 2.5:1 for the periods ending June 30, 2015, 2016, and 2017 and thereafter, respectively. We are also required to maintain, as determined on June 30 of each year beginning June 30, 2015, a debt coverage ratio of not less than 1.0 to 1.0.

Covenant restrictions may prevent us from taking actions that we believe would be in the best interest of our business, may require us to sell assets or take other actions to reduce indebtedness to meet our covenants, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

As a result of the current price environment and our depleting asset base, we were not able and it is possible that we will continue to be unable to meet the debt to EBITDAX and the debt coverage ratios required in the future periods, including June 30, 2016. Furthermore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures which could result in an acceleration of the Company’s obligations at the Debenture holders’ election. We received a waiver for the June 30, 2015 period and currently have a Forbearance Agreement with Heartland. The Forbearance Agreement restricts Heartland from exercising any of its remedies until April 30, 2016 and is subject to certain conditions, including a requirement for us to make a monthly interest payment to Heartland. On April 1, 2016, we failed to make the required interest payment to Heartland for the month of March. As a result, Heartland has the right to declare an event of default under the Forbearance Agreement, terminate the remaining commitment and accelerate payment of all principal and interest outstanding. We have not yet received a notice of default and are currently in discussions with Heartland with respect to the missed interest payment. However, we cannot assure you that these discussions will be successful or that in the event Heartland declares an event of default, whether with respect to the missed interest payment or a breach of any other covenant, that we will be granted a further forbearance, waiver, extension or amendment. Moreover, our Debentures also contain certain cross-default provisions with certain other debt instruments. Therefore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures which may result in an acceleration of our obligations at the holders’ election.

We could be required to pay liquidated damages to some of our investors due to our failure to maintain the effectiveness of a prior registration statement.

We could accrue liquidated damages under registration rights agreements covering a significant amount of shares of Common Stock if our investors declare a default, due to our failure to maintain the effectiveness of a prior registration statement as required in the agreements.  In such case, we could be required to pay monthly liquidated damages. If we do not make a monthly payment within seven days after the date payable, we are required to pay interest at an annual rate of 18% on the unpaid amount. If our investors declare a default under the registration rights agreement and accrue liquidated damages, we could be required to either raise additional outside funds through financing or curtail operations.

We are exposed to operating hazards and uninsured risks.  Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

●	fire, explosions and blowouts;
●	negligence of personnel,
●	inclement weather;
●	pipe or equipment failure;
●	abnormally pressured formations; and
●	environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

These events may result in substantial losses to us from:

●	injury or loss of life;
●	significantly increased costs;
●	severe damage to or destruction of property, natural resources and equipment;
●	pollution or other environmental damage;
●	clean-up responsibilities;
●	regulatory investigation;
●	penalties and suspension of operations; or
●	attorney’s fees and other expenses incurred in the prosecution or defense of litigation.

We maintain insurance against some, but not all, of these risks.  Our insurance may not be adequate to cover these losses or liabilities.  We do not carry business interruption insurance. Losses and liabilities arising from uninsured or underinsured events may have a material adverse effect on our financial condition and operations.

The producing wells in which we have an interest occasionally experience reduced or terminated production.  These curtailments can result from mechanical failures, contract terms, pipeline and processing plant interruptions, market conditions,  operator priorities, and weather conditions, etc. and weather conditions.  These curtailments can last from a few days to many months, any of which could have an adverse effect on our results of operations.

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

Our business strategy is based on our ability to acquire additional reserves, properties, prospects and leaseholds.  The successful acquisition of producing properties requires an assessment of several factors, including:

●	recoverable reserves;
●	future oil and natural gas prices and their appropriate differentials;
●	well and facility integrity;
●	development and operating costs;
●	regulatory constraints and plans; and
●	potential environmental and other liabilities.

The accuracy of these assessments is inherently uncertain.  In connection with these assessments, we perform a review of the subject properties.  Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken.  Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems.  We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis.

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

A prospect is a property in which we own an interest and contains what we believe, based on available reservoir, seismic and/or geological information, to be indications of commercial oil or natural gas.  Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional technical assessment, data acquisition and/or seismic data processing and interpretation.  There is no definitive method to predict in advance of drilling and testing and wider-scale development whether any particular prospect will yield oil or natural gas in sufficient quantities to be economically viable.  The use of reservoir, geologic and seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities.  The analysis we perform using data from other wells, more fully explored prospects or producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling prospects.

Risks Relating to the Oil and Gas Industry

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

We must compete for such resources with both major oil and natural gas companies and independent operators. Virtually all of these competitors have financial and other resources substantially greater than ours.  Such capital, materials and resources may not be available when needed.  If we are unable to access capital, material and resources when needed, we risk suffering a number of adverse consequences, including:

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act.  The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States on an annual basis, including petroleum refineries, as well as certain onshore oil and natural gas production facilities.

Also, on September 18, 2015, EPA published proposed regulations that would build on the NSPS OOOO standards by directly regulating methane and VOC emissions from various types of new and modified oil and gas sources.  Some of those sources are already regulated under NSPS OOOO, while others, like hydraulically fractured oil wells, pneumatic pumps, and certain equipment and components at gas well sites and compressor stations, would be covered for the first time.  On March 10, 2016, moreover, the EPA announced that it is moving towards issuing performance standards for methane emissions from existing oil and gas sources.  The agency said that it will “begin with a formal process (i.e., an Information Collection Request) to require companies operating existing oil and gas sources to provide information to assist in the development of comprehensive regulations to reduce methane emissions.”

In June 2014, the United States Supreme Court’s holding in Utility Air Regulatory Group v. EPA upheld a portion of EPA’s greenhouse gas (“GHG”) stationary source permitting program, but also invalidated a portion of it. The Court held that stationary sources already subject to the Prevention of Significant Deterioration (“PSD”) or Title V permitting programs for non-GHG criteria pollutants remain subject to GHG Best Available Control Technology and major source permitting requirements, but ruled that sources cannot be subject to the PSD or Title V major source permitting programs based solely on GHG emission levels. As a result, on August 12, 2015, the EPA eliminated from its PSD and Title V regulations the provisions that subjected sources to the PSD or Title V programs based solely on GHG emission levels.  EPA likewise said that, in the future, it will “further revise the PSD and Title V regulations in a separate rulemaking to fully implement” the Utility Air Regulatory Group judgment. The judgment does not prevent states from considering and adopting state-only major source permitting requirements based solely on GHG emission levels.

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce GHG emissions and almost one-half of the states have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these GHG cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances.  The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil, NGLs, and natural gas we produce.  Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.  Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.  If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production by providing and linking up induced flow paths for the oil and/or gas contained in the rocks.  We routinely use hydraulic fracturing techniques in many of our drilling and completion programs.  The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the federal Safe Drinking Water Act (“SDWA”).  In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.  Under the proposed legislation, this information would be available to the public via the internet, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. As discussed above, the BLM, on March 20, 2015, issued its final regulations for hydraulic fracturing on federal and tribal lands. The new regulations require, among other things, disclosure of chemicals, annulus pressure monitoring, flow back and produced water management and storage, and more stringent well integrity measures associated with hydraulic fracturing operations on public land. The new regulations become effective on June 24, 2015. In addition, on April 7, 2015, EPA proposed a rule under the Clean Water Act that would prohibit the discharge of oil and gas wastewaters to publicly-owned treatment works.

The EPA intends to propose regulations in 2015 under the federal Clean Water Act to develop standards for wastewater discharges from hydraulic fracturing and other natural gas production activities. At the state level, some states have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities.  Some counties in Colorado, for instance, have amended their land use regulations to impose new requirements on oil and gas development, while other local governments have entered memoranda of agreement with oil and gas producers to accomplish the same objective. Beyond that, in 2012, Longmont, Colorado prohibited the use of hydraulic fracturing. The oil and gas industry filed a lawsuit challenging that ban in court. The industry prevailed on summary judgment against Longmont and the environmental intervenors. That decision is currently on appeal. In November 2013, four other Colorado cities and counties passed voter initiatives either placing a moratorium on hydraulic fracturing or banning new oil and gas development. These initiatives too are the subject of pending legal challenge or appeal.

While these state and local land use initiatives cover areas with little recent or ongoing oil and gas development, they could lead opponents of hydraulic fracturing to push for statewide referendums, especially in Colorado. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices and a committee of the U.S. House of Representatives has conducted an investigation of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. In June of 2015, the EPA released an “external review draft” of the study and, in it, said that shale development has not led to “widespread, systemic” problems with groundwater.  The final version of the study is pending. These ongoing studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

The EPA has also issued an advance notice of proposed rulemaking and initiated a public participation process under the Toxic Substances Control Act to seek comment on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and the mechanisms for obtaining this information. Additionally, on January 7, 2015, several national environmental advocacy groups filed a lawsuit requesting that the EPA add the oil and gas extraction industry to the list of industries required to report releases of certain “toxic chemicals” under the Emergency Planning and Community Right-to-Know Act’s Toxics Release Inventory (“TRI”) program. On October 22, 2015, the EPA took action on the Environmental Integrity Project’s October 24, 2012 petition to impose TRI reporting requirements on various oil and gas facilities. The EPA granted the petition in part, by proposing to add natural gas processing facilities to the scope of the TRI program, but rejected the rest of the petition. On December 15, 2015, in light of that decision, the environmental advocacy groups that had commenced the lawsuit opted to voluntarily dismiss it.

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

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of regulatory requirements or restrictions. It is also possible that a portion of our oil and gas properties could be subject to eminent domain proceedings or other government takings for which we may not be adequately compensated. See “Business and Properties—Government Regulations” for a more detailed description of regulatory laws covering our business.

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

Changes in environmental laws and regulations occur frequently and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition.  Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed.  Our permits require that we report any incidents that cause or could cause environmental damages. See “Business and Properties—Government Regulations” for a more detailed description of the environmental laws covering our business.

Risks Relating to Our Common Stock

There is a limited public market for our shares and an active trading market or a specific share price may not be established or maintained.

Our Common Stock currently trades on the Nasdaq Capital Market (“Nasdaq”), generally in small volumes each day.  The value of our Common Stock could be affected by:

●	actual or anticipated variations in our operating results;
●	the market price for crude oil;
●	changes in the market valuations of other oil and gas companies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting our industry;
●	additions or departures of key personnel;
●	sales of our Common Stock or other securities in the open market;
●	actions taken by our lenders or the holders of our convertible debentures;
●	changes in financial estimates by securities analysts;
●	conditions or trends in the market in which we operate;
●	changes in earnings estimates and recommendations by financial analysts;
●	our failure to meet financial analysts’ performance expectations; and
●	other events or factors, many of which are beyond our control.

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

Failure to comply with Nasdaq continued listing requirements, even after the proposed Stock Split, could adversely affect the liquidity of our Common Stock.

We do not currently satisfy the minimum bid price requirement for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5450(a)(1). In order to regain compliance, the minimum bid price per share of our Common Stock would needed to have been at least $1.00 for a minimum of ten consecutive business days prior to March 21, 2016. On January 21, 2016, we presented its case for an extension at a hearing before the Nasdaq Hearings panel (the “Panel”) in connection with the above as well as its failure to comply with the requirement of Nasdaq Listing Rule 5450(b)(1)(A), relating to the minimum stockholder’s equity requirements and requested a transfer to the Nasdaq Capital Market. On February 9, 2016, we were notified that the Panel had determined to grant our request to transfer the listing of our Common Stock from the Nasdaq Global Market to the Nasdaq Capital Market, effective February 11, 2016. Our continued listing on the Nasdaq Capital Market is subject to certain conditions, including our compliance with the applicable $2.5 million stockholders’ equity requirement and our continued compliance with all other applicable requirements for continued listing on that market by no later than May 23, 2016.

If we fail to regain compliance during this grace period, or the Panel does not grant us a further extension, our Common Stock will be delisted. Delisting could adversely affect the liquidity of our Common Stock. We have notified Nasdaq of our intention to cure the minimum bid price deficiency during the grace period by effecting a reverse stock split (the “Stock Split”) in connection with the proposed Merger to regain compliance. However, the Stock Split, if approved by our stockholders, may not sufficiently increase our stock price and have the desired effect of maintaining compliance with Nasdaq Listing Rules. The liquidity of our Common Stock may even be harmed by the Stock Split due to the reduced number of shares that would be outstanding after the Stock Split, particularly if the stock price does not increase as a result of the action. For more information on the proposed merger with Brushy see “Business and Properties—Pending Merger with Brushy Resources, Inc.”, and the notes to our financial statements.

If Nasdaq determines not to continue our listing, trading of our Common Stock most likely occur in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board or OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc.). Such trading this could have significant material adverse consequences on us, including:

●	we would be in violation of a closing condition and may be considered to be in breach of the Merger Agreement;

●	reduced liquidity with respect to our shares;
●	a determination that our Common Stock is a “penny stock” which will require brokers trading in Lilis shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
●	a limited amount of news and analyst coverage for us resulting in potential difficulty to dispose of, or obtain accurate quotations for the price of our Common Stock; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our Common Stock may be subject to penny stock rules which limit the market for our Common Stock.

Our shares of Common Stock likely qualify as “penny stock” under the SEC rules. Sales and purchases of “penny stock” generally require more disclosures by broker-dealers and satisfaction of other administrative requirements. As a result, broker-dealers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Sales of a substantial number of shares of our Common Stock, or the perception that such sales might occur, could have an adverse effect on the price of our Common Stock.

As of December 31, 2015, six investors each hold more than 5% beneficial ownership of our Common Stock, and together, hold beneficial ownership of approximately 77.63% of our Common Stock. Thus, any sales by our large investors of a substantial number of shares of our Common Stock into the public market, or the perception that such sales might occur, could have an adverse effect on the price of our Common Stock.

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

We have a significant amount of derivative securities outstanding, which upon exercise or conversion, would result in substantial dilution. For example, in connection with the Merger and related transactions: (i) the conversion of our Debentures at a conversion price of $0.50 would result in an the issuance of 13,692,930 shares of our Common Stock, (ii) the conversion of our Series A Preferred Stock at a conversion price of $0.50 would result in the issuance of 15,000,000 shares of our Common Stock, (iii) the conversion of the Convertible Notes at a conversion price of $0.50 and exercise of the warrants at an exercise price of $0.25 would result in the issuance of 25,000,000 million shares of our Common Stock, each pursuant to the receipt of requisite stockholder approval. To the extent outstanding restricted stock units, warrants or options to purchase our Common Stock under our employee and director stock option plans are exercised, the price vesting triggers under the performance shares granted to our executive officers are satisfied, or additional shares of restricted stock are issued to our employees, holders of our Common Stock will experience dilution. Furthermore, if we sell additional equity or convertible debt securities, such sales could result in further dilution to our existing stockholders and cause the price of our outstanding securities to decline.

We do not expect to pay dividends on our Common Stock.

We have never paid dividends with respect to our Common Stock, and we do not expect to pay any dividends, in cash or otherwise, in the foreseeable future. We intend to retain any earnings for use in our business. In addition, our Credit Agreement prohibits us from paying any dividends and the indenture governing our senior notes restricts our ability to pay dividends. In the future, we may agree to further restrictions. Any return to stockholders will therefore be limited to the appreciation of their stock.

Securities analysts may not initiate coverage of our shares or may issue negative reports, which may adversely affect the trading price of the shares.

Securities analysts may not provide research reports on our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our shares. The trading market for our shares will rely in part on the research and reports that securities analysts publish about us and our business.  If one or more of the analysts who cover our company downgrades our shares, the trading price of our shares may decline. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our shares to decline.  Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 3.	Legal Proceedings

We may from time to time be involved in various legal actions arising in the normal course of business.  In the opinion of management, our liability, if any, in these pending actions would not have a material adverse effect on our financial position.  Our general and administrative expenses would include amounts incurred to resolve claims made against us.

Parker v. Tracinda Corp., Denver District Court, Case No. 2011CV561. In November 2012, we filed a motion to intervene in garnishment proceedings involving Roger Parker, our former Chief Executive Officer and Chairman. The Defendant, Tracinda Corp. (“Tracinda”), served us various writs of garnishment to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested restricted stock. We asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to us. The underlying judgment against Mr. Parker was appealed to the Colorado Court of Appeals and, by Order dated October 17, 2013, that Court reversed the trial court with respect to Mr. Parker’s claims of waiver, estoppel and mitigation of damages and remanded with instruction to enter judgment for Mr. Parker. The Court of Appeals also ordered the trial court to conduct further proceedings to determine the amount of damages to award Mr. Parker on his breach of contract claim. The trial court conducted a later hearing and found in its Findings of Fact, Conclusions of Law and Order dated January 9, 2015, in favor of Mr. Parker on his claim for breach of contract, awarding him $6,981,302.60. Tracinda’s Motion for Amendment of the Court’s January 9 Findings and Conclusions was the subject of an Order dated April 10, 2015, in which the Court set off the award in favor of Mr. Parker against the award in favor of Tracinda, resulting in judgment in favor of Tracinda and against Mr. Parker in the amount of $625,572.10. On April 16, 2015, Tracinda filed a Notice of Appeal in the Colorado Court of Appeals, appealing both the January 9 Order and the April 10 Order. On May 18, 2015, Parker filed a Notice of Cross-Appeal in the Colorado Court of Appeals, cross-appealing both the January 9 Order and the April 10 Order. The record is in the process of being certified. The filing of the record will trigger the parties’ briefing schedule.

In re Roger A. Parker: Tracinda Corp. v. Recovery Energy, Inc. and Roger A. Parker, United States Bankruptcy Court for the District of Colorado, Case No. 13-10897-EEB. On June 10, 2013, Tracinda filed a complaint (Adversary No. 13-011301 EEB) against us and Roger Parker in connection with the personal bankruptcy proceedings of Roger Parker, alleging that we improperly failed to remit to Tracinda certain property in connection with a writ of garnishment issued by the Denver District Court (discussed above). We filed an answer to this complaint on July 10, 2013. A trial date has not been set and, by Order dated February 2, 2015, the Bankruptcy Court ordered that the Adversary Proceeding be held in abeyance pending final resolution of the state-court action (2011CV561). We are unable to predict the timing and outcome of this matter.

Lilis Energy, Inc. v. Great Western Operating Company LLC, Eighth Judicial District Court for Clark County, Nevada, Case No. A-15-714879-B. On March 6, 2015, we filed a lawsuit against Great Western Operating Company, LLC (the “Operator”). The dispute related to our interest in certain producing wells and the Operator’s assertion that our interest was reduced and/or eliminated as a result of a default or a farm-out agreement. Underlying the dispute is the joint operating agreement (“JOA”) which provides the parties with various rights and obligations. In its complaint, we sought monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA. The Operator filed a motion to dismiss on May 26, 2015 and we responded by filing an opposition motion on June 12, 2015.

On July 7, 2015, as previously reported, we entered into a Settlement Agreement (the “Settlement Agreement”) with the Operator. Due to our inability to secure financing pursuant to the Credit Agreement or another funding source, payment was not remanded to the Operator and the dispute remained unsettled.

During the year ended December 31, 2015, we were put in non-consent status. As such, the previously capitalized and accrued costs of approximately $5.20 million relating to these wells were eliminated as being placed in non-consent status relieved us of such liabilities. We have retained the right to participate in future drilling on this acreage block.

We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Market Prices

On November 2, 2011 our Common Stock began trading on the Nasdaq Global Market under the symbol “RECV.”  Between September 25, 2009 and November 1, 2011 our stock traded on the OTC Bulletin Board under the symbol “RECV.OB.” On December 1, 2013, in connection with our name changes our Common Stock began trading on the Nasdaq Global Market under the symbol “LLEX.” On February 11, 2016, our Common Stock was transferred and began trading, at the request of the Company, to the Nasdaq Capital Market.

The following table shows the high and low reported sales prices of our Common Stock for the periods indicated.

	High	Low
	2015

Fourth Quarter	$0.70	0.07
Third Quarter	$3.15	0.48
Second Quarter	$1.90	0.74
First Quarter	$1.26	0.60

	2014

Fourth Quarter	$2.20	$0.62
Third Quarter	$2.48	$1.02
Second Quarter	$3.30	$1.73
First Quarter	$3.58	$2.06

On March 30, 2016, there were 89 owners of record of our Common Stock.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.  Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time. In addition, we are currently restricted from declaring any dividends pursuant to the terms of our preferred stock and our instruments evidencing indebtedness.

Recent Sales of Unregistered Securities

We have previously disclosed by way of Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during the year ended December 31, 2015.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included in Part IV of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Part I “Item 1A. Risk Factors.”

General

We are an upstream independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.

Our current operating activities are focused on the DJ Basin in Colorado, Wyoming and Nebraska.  We have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell resource plays. We believe these assets offer the possibility of repeatable year-over-year success and significant and cost-effective production and reserve growth. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in North America.

As of December 31, 2015 we owned interests in 8 economically producing wells and 16,000 net leasehold acres, of which 8,000 net acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.   We are primarily focused on acquiring companies and production throughout North America and developing our North and South Wattenberg Field assets, which include attractive unconventional reservoir drilling opportunities in mature development areas with low risk Niobrara and Codell formation productive potential.

We generate the vast majority of our revenues from the sale of oil for our producing wells. The prices of oil and natural gas are critical factors to our success. The volatility in the prices of oil and natural gas could be detrimental to our results of operations. Our business requires substantial capital to acquire producing properties and develop our non-producing properties. As the price of oil declines causing our revenues to decrease, we generate less cash to acquire new properties or develop our existing properties and the price decline may also make it more difficult for us to obtain any debt or equity financing to supplement our cash on hand.

Upon entering into the Credit Agreement, we believed we had secured adequate access to capital generally, and specifically, to fund the drilling and development of our proved undeveloped reserves. Due to the lack of liquidity that had been expected, but unavailable to us pursuant to the Credit Agreement, we recorded a full impairment of our proved undeveloped and unproved properties during the year ended December 31, 2015.

Our financial statements for the years ended December 31, 2015 have been prepared on a going concern basis.  We have incurred net operating losses for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect our ability to access capital we need to continue operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

We will need to raise additional funds to finance continuing operations. However, we may not be successful in doing so. Without sufficient additional financing, it would be unlikely for us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan and eventually secure other sources of financing and attain profitable operations.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

The following table compares operating data for the fiscal year ended December 31, 2015 to December 31, 2014:

	Year Ended December 31,
	2015	2014

Revenue:
Oil sales	$292,332	$2,581,689
Gas sales	77,068	364,732
Operating fees	26,664	182,773
Realized gain (loss) on commodity price derivatives	-	11,143
Total revenue	396,064	3,140,337

Costs and expenses:
Production costs	195,435	954,347
Production taxes	27,917	269,823
General and administrative	7,929,628	10,325,842
Depreciation, depletion and amortization	584,203	1,337,662
Impairment of evaluated oil and gas properties	24,478,378	-
Total costs and expenses	33,215,561	12,887,675

Loss from operations before conveyance	(32,819,497)	(9,747,338)
Loss on conveyance of oil and gas properties	-	(2,269,760)
Loss from operations	(32,819,497)	(12,017,098)

Other income (expenses):
Other income	3,160	32,444
Inducement expense	-	(6,661,275)
Change in fair value of convertible debentures conversion derivative liability	1,243,931	(5,526,945)
Change in fair value of warrant liability	394,383	571,228
Change in fair value of conditionally redeemable 6% Preferred stock	513,585	-
Interest expense	(1,696,899)	(4,837,025)
Net Loss	$(32,361,337)	$(28,438,671)

Total Revenue

On September 2, 2014, we entered into a final settlement agreement (the “Final Settlement Agreement”) to convey our interest in 31,725 evaluated and unevaluated net acres located in the DJ Basin and the associated oil and natural gas (“Hexagon Collateral”), to our former primary lender, Hexagon, LLC (“Hexagon”), in exchange for extinguishment of all outstanding debt and accrued interest obligations owed to Hexagon in an aggregate amount of approximately $15.1 million. The conveyance assigned all assets and liabilities associated with the property, which includes PDP and PUD reserves, plugging and abandonment, and other assets and liabilities associated with the property. Pursuant to the Final Settlement Agreement, we also issued to Hexagon $2.0 million in 6% Conditionally Redeemable Preferred Stock valued at $1.69 million and considered as temporary equity for reporting purposes.

Total revenue was $396,000 for the year ended December 31, 2015, compared to $3.14 million for the year ended December 31, 2014, a decrease of $2.7 million, or 87%. The decrease in revenue was primarily due to the reduction in oil and gas revenue associated with 32,000 acres and 17 operated wells we conveyed to Hexagon pursuant to the Final Settlement Agreement and the reduction in commodity prices during the year.

During the year ended December 31, 2015 and 2014, production amounts were 12,449 and 46,500 BOE, respectively, a decrease of 34,051 BOE, or 73%. In addition to the conveyance, production declined due to certain operated wells shut in for workovers and non-payments to vendors.

The following table shows a comparison of production volumes and average prices:

	For the Year Ended December 31,
	2015	2014
Product
Oil (Bbl.)	7,067	33,508
Oil (Bbls)-average price (1)	$41.36	$77.05

Natural Gas (MCFE)-volume	32,291	77,954
Natural Gas (MCFE)-average price (2)	$2.39	$4.68

Barrels of oil equivalent (BOE)	12,449	46,500
Average daily net production (BOE)	34	127
Average Price per BOE (1)	$29.67	$63.36

(1)	Does not include the realized price effects of hedges.
(2)	Includes proceeds from the sale of NGL’s.

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Production costs per BOE	15.70	20.52
Production taxes per BOE	2.24	5.80
Depreciation, depletion, and amortization per BOE	46.93	28.76
Total operating costs per BOE (1)	$64.87	$55.08
Gross margin per BOE (1)	$(35.20)	$8.28
Gross margin percentage	(119)%	13%

(1)	Does not include the loss on conveyance.

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

As of December 31, 2015, we did not maintain any active commodity swaps. During 2014, we held one commodity swap which matured on January 31, 2014. Commodity price derivative realized a gain of $11,000 during the year ended December 31, 2014.

Production Costs

Production costs were $195,000 for the year ended December 31, 2015, compared to $954,000 for the year ended December 31, 2014, a decrease of $759,000, or 80%. The decrease was due to the conveyance of 32,000 acres and 17 operated wells to Hexagon discussed above and certain operated wells shut in during the year. Production costs per BOE decreased to $15.70 for the year ended December 31, 2015 from $20.52 in 2014, a decrease of $4.80 per BOE, or 23%, primarily the result of reduced service costs realized in lower commodity environment.

Production Taxes

Production taxes were $28,000 for the year ended December 31, 2015, compared to $270,000 for the year ended December 31, 2014, a decrease of $242,000, or 90%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE decreased to $2.24 during the year ended December 31, 2015 from $5.80 in 2014, a decrease of $3.56 or 61%.

General and Administrative Expenses

General and administrative expenses were $7.93 million during the year ended December 31, 2015, compared to $10.33 million during the year ended December 31, 2014, a decrease of $2.40 million, or 23%.  Included in general and administrative expenses for the year ended December 31, 2015 were $3.45 million of stock-based compensation expense compared to $3.43 million of stock-based compensation expenses during the year ended December 31, 2014. The decrease in general and administrative expenses was largely attributed to a $1.0 million lump sum payment paid to Abraham “Avi” Mirman in 2014 as a one-time bonus related to achievement of capital raising milestones and a decrease in professional fees incurred in 2014 relating to multiple financings and a conveyance of properties to Hexagon offset by increased compensation relating to additional employees along with higher contract services in 2015.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization were $584,000 during the year ended December 31, 2015, compared to $1.34 million during the year ended December 31, 2014, a decrease of $754,000, or 56%. Decrease in depreciation, depletion, and amortization was the result of the conveyance of properties to Hexagon, lowering the depletion pool and a decrease in production amounts in 2015 from 2014.

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

During the year ended December 31, 2015, the lower commodity prices and lack of capital to develop its undeveloped oil and gas properties caused us to recognize an impairment expense of $24.48 million. We did not recognize any impairment expense during 2014.

Inducement Expense

In January 2014, we incurred an inducement expense of $6.66 million. We entered into an initial conversion agreement with all of the holders of our Debentures (“Initial Conversion Agreement”).  Under the terms of the Initial Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures then outstanding were converted into our Common Stock at a price of $2.00 per share.  As an inducement, we issued warrants to purchase one share of our Common Stock, at an exercise price equal to $2.50 per share (“Initial Conversion Warrants”), to the converting Debenture holders, for each share of our Common Stock issued upon conversion of the Debentures. We used the Lattice model to value the Initial Conversion Warrants, utilizing a volatility of 65%, and a life of 3 years, which resulted in a fair value of $6.66 million for the Initial Conversion Warrants.

Loss on Conveyance of Oil and Gas Properties

On September 2, 2014, we entered into the Final Settlement Agreement to settle all amounts payable by us pursuant to the then existing credit agreements with Hexagon (described above). The transaction was accounted for under the full cost method of accounting for oil and natural gas operations. Under the full cost method, sales or abandonments of oil and natural gas properties, whether or not being amortized, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. The transfer to Hexagon represented greater than 25% of our proved reserves of oil and gas attributable to the full cost pool and thus we incurred a loss on the conveyance. Following this methodology, the following table represents an allocation of the transaction.

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

Interest Expense

For the years ended December 31, 2015 and 2014, we incurred interest expense of approximately $1.70 million and $4.84 million, respectively, of which approximately $131,000 and $2.43 million is classified as non-cash interest expense in 2015 and 2014, respectively. The details of the non-cash interest expense for the year ended December 31, 2015 were the amortization of the deferred financing costs of $125,000, and accrued interest to convertible debenture of $7,000. The details of the non-cash interest expense for the year ended December 31, 2014 are as follows: (i) Hexagon non-payment penalty of $1 million, (ii) amortization of the deferred financing costs of $235,000, (iii) accretion of the Debentures payable discount of $849,000, (iv) Common Stock issued for interest of $1.19 million, (v) accrued interest to convertible debenture of $7,000, and (vi) amortization of forbearance fees of $250,000.

Change in Bristol Warrant Liability

On September 2, 2014 we entered into a Consulting Agreement with Bristol Capital, LLC (“Bristol”), pursuant to which we issued to Bristol a warrant to purchase up to 1,000,000 shares of our Common Stock at an exercise price of $2.00 per share (or, in the alternative, 1,000,000 options, but in no case both). The agreement has a price protection feature that will automatically reduce the exercise price if we enter into another consulting agreement pursuant to which warrants are issued with a lower exercise price. The change in fair value of this warrant provision was $350,000 and $571,000 for the years ended December 31, 2015 and 2014, respectively.

Change in Credit Agreement Warrant Liability

On January 8, 2015, we entered into the Credit Agreement. In connection with the Credit Agreement, we issued to Heartland a warrant to purchase up to 225,000 shares of our Common Stock at an exercise price of $2.50 with the initial advance, which contains an anti-dilution feature that will automatically reduce the exercise price if we enter into another agreement pursuant to which warrants are issued with a lower exercise price. The change in fair value valuation from issuance was $12,000 for the year ended December 31, 2015.

Change in Derivative Liability of Debentures

For the years ended December 31, 2015 and 2014, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $1.24 million and $(5.53) million respectively. During the year ended December 31, 2014, we reduced the conversion price from $4.25 to $2.00, consistent with the exercise price of the warrants issued in our private placement in January 2014. The conversion resulted in a reduction of the convertible debenture liability by $5.69 million and an increase in additional paid in capital.

Liquidity and Capital Resources

 Information about our year-end financial position is presented in the following table (in thousands):

	Year ended December 31,
	2015	2014

Financial Position Summary
Cash and cash equivalents	$110	$510
Working capital (deficit)	$(15,695)	$(6,560)
Balance outstanding on convertible debentures, convertible notes payable and term loan	$11,317	$6,840
Stockholders’ equity	$(14,344)	$14,067

As discussed above, our financial statements for the years ended December 31, 2015 have been prepared on a going concern basis.  As of December 31, 2015, we had a negative working capital balance and a cash balance of approximately $15.7 million and $110,000, respectively. As of March 30, 2016, our cash balance was approximately $50,000. We have historically financed our operations through the sale of debt and equity securities and borrowings under credit facilities with financial institutions.

The following is a description of our indebtedness:

Debentures

As of December 31, 2015, we had $6.85 million aggregate principal amount outstanding under our Debentures.

On December 29, 2015, we entered into an agreement with the holders of our Debentures, which provides for the full automatic conversion of Debentures into shares of our Common Stock at a price of $0.50 per share, upon the receipt of requisite stockholder approval and the consummation of the Merger. If the Debentures are converted on these terms, it would result in the issuance of 13,692,930 shares of our Common Stock and the elimination of $8.08 million in short-term debt obligations including accrued but unpaid interest which would be forfeited and cancelled upon conversion pursuant to the terms of the agreement.

Credit Agreement

On January 8, 2015, we entered into the Credit Agreement with Heartland. The Credit Agreement provides for a three-year senior secured term loan in an initial aggregate principal amount of $3,000,000 (“Term Loan”), which principal amount may be increased to a maximum principal amount of $50,000,000 pursuant to an accordion advance provision in the Credit Agreement subject to certain conditions, including the discretion of the lender. Funds borrowed under the Credit Agreement may be used to (i) purchase oil and gas assets, (ii) fund certain lender-approved development projects, (iii) fund a debt service reserve account, (iv) pay all costs and expenses arising in connection with the negotiation and execution of the Credit Agreement, and (v) fund our general working capital needs.

The Term Loan bears interest at a rate calculated based upon our leverage ratio and the “prime rate” then in effect. We also paid a nonrefundable commitment fee in the amount of $75,000, and agreed to issue to the lenders warrants to purchase 75,000 shares of our Common Stock for every $1 million funded. An initial warrant to purchase up to 225,000 shares of our Common Stock at $2.50 per share was issued at the closing. As of January 8, 2015, we valued the warrants at $56,000, which was accounted for as debt discount and amortized over the life of the debt. We accreted $18,000 of debt discount for the year ended December 31, 2015.

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. The Credit Agreement also contains financial covenants with respect to our (i) debt to EBITDAX ratio and (ii) debt coverage ratio. In addition, in certain situations, the Credit Agreement requires mandatory prepayments of the Term Loan, including in the event of certain non-ordinary course asset sales, the incurrence of certain debt, and our receipt of proceeds in connection with insurance claims. In addition, Heartland has a first priority security interest in all of our assets.

As of June 30, 2015 and September 30, 2015, we were not in compliance with the financial covenant in the Credit Agreement that relates to the total debt to EBITDAX ratio. EBITDAX is defined in the Credit Agreement as earnings before the pre-tax net income for such period plus (without duplication and only to the extent deducted in determining such net income), interest expense for such period, depreciation and amortization expense, extraordinary or non-recurring items reducing net income for such period, and other non-cash expenses for such period less gains on sales of assets and other non-cash income for such period included in the determination of net income plus (without duplication and only to the extent deducted in determining such net income) exploration, drilling and completion expenses or costs (EBITDAX). Specifically, the ratio requires that we maintain at all times, as determined on June 30 of each year, a ratio of (i) the aggregate amount of all debt, to (ii) EBITDAX of not less than 4.5:1, 3.5:1 and 2.5:1 for the periods ending June 30, 2015, 2016, and 2017 and thereafter, respectively. We are also required to maintain, as determined on June 30 of each year beginning June 30, 2015, a debt coverage ratio of not less than 1.0 to 1.0. We received a waiver from Heartland for this covenant violation, which will not be measured again until June 30, 2016.

On December 29, 2015, after a default on an interest payment and in connection with the merger transactions, we entered into the Forbearance Agreement with Heartland. The Forbearance Agreement restricts Heartland from exercising any of its remedies until April 30, 2016 and is subject to certain conditions, including a requirement for us to make a monthly interest payment to Heartland. On April 1, 2016, we failed to make the required interest payment to Heartland for the month of March. As a result, Heartland has the right to declare an event of default under the Forbearance Agreement, terminate the remaining commitment and accelerate payment of all principal and interest outstanding. We have not yet received a notice of default and are currently in discussions with Heartland with respect to the missed interest payment. However, we cannot assure you that these discussions will be successful or that in the event Heartland declares an event of default, whether with respect to the missed interest payment or a breach of any other covenant, that we will be granted a further forbearance, waiver, extension or amendment. Moreover, our Debentures also contain certain cross-default provisions with certain other debt instruments. Therefore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures which may result in an acceleration of our obligations at the holders’ election.

We do not expect to receive any additional capital pursuant to the existing Credit Agreement. We are in the process of evaluating alternatives to address our default under the Forbearance Agreement, including seeking other capital and funding sources. If we are unable to raise significant capital or otherwise renegotiate the terms of the Forbearance Agreement with Heartland, we will be in default under the Credit Agreement in which case Heartland could exercise any remedies available to it, including initiating foreclosure procedures on all of our assets.

Convertible Notes

From December 29, 2015 to January 5, 2016, we entered into 12% Convertible Subordinated Note Purchase Agreements with various lending parties, which we refer to as the Purchasers, for the issuance of an aggregate principal amount of $3.75 million Convertible Notes, which includes the $750,002 of short-term notes exchanged for Convertible Notes by us and warrants to purchase up to an aggregate of approximately 15,000,000 shares of our Common Stock at an exercise price of $0.25 per share. The proceeds from this financing were used to pay a $2 million refundable deposit in connection with the Merger, to fund approximately $1.3 million of interest payments to our lenders and for our working capital and accounts payables.

The Convertible Notes bear interest at a rate of 12% per annum, payable at maturity on June 30, 2016. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our Common Stock at a conversion price of $0.50. The Convertible Notes may be prepaid in whole or in part (but with payment of accrued interest to the date of prepayment) at any time at a premium of 103% for the first 120 days and a premium of 105% thereafter, so long as no senior debt is outstanding. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest, subject to certain subordination provisions.

Additionally, on March 18, 2016, we issued an additional aggregate principal amount of $500,000 of Convertible Notes, which have the terms and conditions as the Convertible Notes with the exception of the maturity date, which is April 1, 2017. The proceeds from these Convertible Notes were used to make advances to Brushy for payment of operating expenses pending completion of the Merger. If the Merger is not completed, these amounts are subject to repayment by Brushy.

Our financial statements for the years ended December 31, 2015 have been prepared on a going concern basis.  We have incurred net operating losses for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect our ability to access capital we need to continue operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

We will need to raise additional funds to finance continuing operations. However, we may not be successful in doing so. Without sufficient additional financing, it would be unlikely for us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan and eventually secure other sources of financing and attain profitable operations.

Development and Production

During the year ended December 31, 2015, we transferred $847,000 from wells-in progress to developed oil and natural gas properties. This included approximately $491,000 from a well currently producing in Northern Wattenberg and approximately $356,000 of cost incurred for projects that we no longer plan to pursue.

During the year ended December 31, 2015, we entered into five joint operating agreements to participate as a non-operator in the drilling of five horizontal wells. We have an average of 2.78% working interest in each of these wells which are being drilled by reliable companies. However, due to capital constraints, we expect that we will be put into non-consent status on each of these wells unless other arrangements can be made.

Additionally, as of March 30, 2016, we were producing approximately 20 BOE a day from eight economically producing wells. Due to a decline in commodity prices, the cash generated from our production activity is not sufficient to pay our operating costs and we do not have sufficient cash to continue operations in the ordinary course.

Proposed Merger with Brushy Resources, Inc.

On December 29, 2015, we entered into the Merger Agreement, which is described in more detail under “Business and Properties—Pending Merger with Brushy Resources, Inc.” Among other conditions to the Merger, we are required to repay our Term Loan in full, convert the $6.85 million outstanding under our Debentures into our Common Stock at $0.50 and convert $7.5 million of our outstanding Series A Preferred Stock into our Common Stock at $0.50. In addition, Brushy will have to repay, refinance or negotiate alternative terms with its senior lender prior to completing the Merger. We have agreed to use our best efforts to assist Brushy with this process by possibly purchasing all or a portion of Brushy’s outstanding senior debt.

We believe that if the Merger is successfully completed, we will substantially increase our producing properties resulting in significantly greater cash flow while eliminating or refinancing our existing indebtedness. We will however be required to obtain significant additional capital to pay outstanding debt obligations, pay professional fees related to the Merger, pay outstanding payables in the ordinary course and to fund the combined company’s working capital requirements. While we expect to raise additional capital to fund all of these obligations, the current volatility in the commodity markets has made it difficult for oil and gas exploration companies, including ours, to access debt or equity financing or obtain borrowings from financial lenders.

If we are unable to complete the Merger or otherwise obtain significant capital, we will likely not be able to continue our current operations and would have to consider other alternatives to preserve value for our stockholders. These alternatives could include engaging in discussions to acquire other producing properties, selling or disposing of some or all of our assets or a liquidation of our business.

Cash Flows

Cash used in operating activities during the year ended December 31, 2015 was $3.81 million. Cash used in operating activities combined with the $1.85 million used in investing activities offset by the $5.25 million provided by financing activities, resulted in a decrease in cash of $400,000 during the year.

The following table compares cash flow items during the year ended December 31, 2015 to December 31, 2014 (in thousands):

	Year ended December 31,
	2015	2014

Cash provided by (used in):
Operating activities	$(3,805)	$(7,306)
Investing activities	(1,848)	(507)
Financing activities	5,254	8,157
Net change in cash	$(400)	$344

During the year ended December 31, 2015, net cash used in operating activities was $3.81 million, compared to $7.31 million during the year ended December 31, 2014, a decrease of cash used in operating activities of $3.5 million, or 49%.  The primary changes in operating cash during the year ended December 31, 2015 was from a reduction of oil and gas revenues and our inability to raise additional capital to fund and pay for our operations. Additionally, we added a new Chief Financial Officer and General Counsel increasing salaries by $470,000, paid $343,000 for the due diligence of a potential acquisition which was not completed, $250,000 for additional investment banking firms, $650,000 in additional legal fees and approximately $670,000 of other professional fees for acquisitions and additional support during the year.

During the year ended December 31, 2015, net cash used in investing activities was $1.85 million, compared to net cash used in investing activity of $507,000 during the year ended December 31, 2014, an increase of cash used in investing activities of $1.3 million, or 264%. On December 30, 2015, we paid $1.75 million towards the required $2.0 million deposit relating to the proposed merger with Brushy described above. During 2014, we invested $496,000 of cost associated with acquisition of undeveloped leaseholds and development of assets throughout Wattenberg.

During the year ended December 31, 2015, net cash provided by financing activities was $5.3 million, compared to net cash provided by financing activities of $8.16 million during the year ended December 31, 2014, an increase of $2.9 million, or 36%. In 2015, we received $5.95 million in debt proceeds, $3.0 million in Term Loan proceeds from Heartland and $2.95 million in convertible bridge note funding relating to the proposed merger with Brushy. In 2014, we received cash proceeds of $12.0 million from two private placements offset by the repayment of debt of $3.7 million and dividend payments of $162,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.  The following is a summary of the significant accounting policies and related estimates that affect our financial disclosures.

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

Recently Issued Accounting Pronouncements

Various accounting standards updates are issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, are not expected to have a material impact on our condensed financial position and, results of operations.

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

The preparation of financial statements in conformity with GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

Our most significant financial estimates are associated with our estimated proved oil and gas reserves, assessments of impairment imbedded in the carrying value of undeveloped acreage and proven properties, as well as the valuation of our Common Stock, options and warrants, and estimated derivative liabilities.

Oil and Natural Gas Reserves

We follow the full cost method of accounting. All of our oil and gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool.  Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, impairment would be recognized.  Under the SEC rules, we prepared our oil and gas reserve estimates as of December 31, 2015, using the average, first-day-of-the-month price during the 12-month period ended December 31, 2015.

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

Revenue Recognition

We derive revenue primarily from the sale of produced natural gas and crude oil.  We report revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses and are included in oil and gas production expense in the accompanying consolidated statements of operations.  Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to the purchaser.  At the end of each month, we eliminate the amount of production delivered to the purchaser and the price we will receive.  We use our knowledge of our properties, its historical performance, NYMEX and local spot market prices, quality and transportation differentials, and other factors as the basis for these estimates.

Share Based Compensation

We account for share-based compensation by estimating the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock units, restricted stock, and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.

Derivative Instruments

Periodically in the past, we have entered into swaps to reduce the effect of price changes on a portion of our future oil production. We reflect the fair market value of our derivative instruments on our balance sheet.  Our estimates of fair value are determined by obtaining independent market quotes as well as utilizing a valuation model that is based upon underlying forward curve data and risk free interest rates.  Changes in commodity prices will result in substantially similar changes in the fair value of our commodity derivative agreements.  We do not apply hedge accounting to any of our derivative contracts, therefore we recognize mark-to-market gains and losses in earnings currently.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our financial statements appear immediately after the signature page of this Annual Report on Form 10-K. See “Index to Financial Statements” included in this Annual Report on Form 10-K.

Item 9.	Changes in and disagreements with Accountants on Accounting and Financial Disclosure

On November 7, 2014, we were notified by our independent registered public accounting firm, Hein & Associates LLP (“Hein”) that it did not wish to stand for re-election.   On November 25, 2014, we engaged Marcum LLP (“Marcum”) as our independent registered public accounting firm, which was approved by our Board of Directors and on December 10, 2015, the Board of Directors approved Marcum to continue as the Company’s independent registered public accounting firm. The reports of Hein for our consolidated financial statements as of and for the fiscal year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended December 31, 2013 and up until its date of resignation, there were no disagreements between us and Hein on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein would have caused them to make reference thereto in their reports on our financial statements for such years. For more information on the change in accountants, please see our Current Reports on Form 8-K filed with the SEC on November 13, 2014 and December 2, 2014.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2015, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting conducted based on the Internal Control—Integrated Framework issued by COSO (2013) and SEC guidance on conducting such assessments. In connection with management’s assessment of our internal control over financial reporting, we concluded that, as of December 31, 2015, our internal controls and procedures were not effective to detect the inappropriate application of GAAP as more fully described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) while we have implemented written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements, due to limited resources, we have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement; accordingly, we could not conclude whether the control activities are designed effectively nor whether they operate effectively, and (2) we do not have a fully effective mechanism for monitoring the system of internal controls.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management believes that the material weaknesses set forth above did not have a material adverse effect on our financial results for the year ended December 31, 2015.

We are committed to improving our financial organization. Our control weaknesses are largely a function of not having sufficient staff. As resources become available, we plan to augment our staff so that we can devote more effort to addressing our control deficiencies. Additionally, as financial resources become available, we have been engaging third-party consultants to assist with control activities.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of the persons who are our directors and executive officers as of March 30, 2016:

Name	Age	Position
Abraham “Avi” Mirman	46	Chief Executive Officer, Director
Ronald D. Ormand	57	Chairman of the Board of Directors
Nuno Brandolini	62	Director
R. Glenn Dawson	59	Director
General Merrill McPeak	79	Director
Kevin K. Nanke	51	Executive Vice President and Chief Financial Officer
Ariella Fuchs	34	General Counsel and Secretary

Abraham Mirman: Chief Executive Officer, Director. Mr. Mirman joined our Board of Directors (the “Board” or the “Board of Directors”) on September 12, 2014. He currently serves as our Chief Executive Officer and has held that position since April 21, 2014. Prior to being appointed to his current position of Chief Executive Officer, Mr. Mirman served as our President beginning in September 2013. During that same time, from April 2013 until September 2014, Mr. Mirman served as the Managing Director, Investment Banking at T.R. Winston & Company, LLC (“TRW”). Between 2012 and February 2013, Mr. Mirman served as Head of Investment Banking at John Thomas Financial. From 2011 to 2012, Mr. Mirman served as Head of Investment Banking at BMA Securities. Lastly, from 2006 to 2011, Mr. Mirman served as Chairman of the Board of Cresta Capital Strategies LLC. During Mr. Mirman’s service as Chief Executive Officer, we have completed several significant capital raising transactions and negotiated a final settlement with its senior secured lender.

Director Qualifications:

●	Leadership Experience – Chief Executive Officer of Lilis Energy, Inc.; Chairman of the Board of Cresta Capital Strategies LLC; Head of Investment Banking at BMA Securities; Head of Investment Banking at John Thomas Financial; Managing Director, Investment Banking at TRW.
●	Industry Experience – Personal investment in oil and gas industry, and experience as executive officer of Lilis Energy, Inc.

Ronald D. Ormand: Chairman of the Board of Directors. Mr. Ormand joined our Board of Directors in February, 2015, bringing with him more than 33 years of experience as a senior executive and investment banker in energy, including extensive financing and mergers and acquisitions expertise in the oil and gas industry. During his career, he has completed more than $25 billion of capital markets and financial advisory transactions, both as a principal and as a banker. He is currently the Chairman and Head of Energy Investment Banking Group at MLV & Co. (“MLV”), which is now FBR & Co., after it acquired MLV in September of 2015, where he focuses on investment banking and principal investments in the energy sector. Prior to joining MLV in November 2013, from 2009 to 2013 he was a senior executive at Magnum Hunter Resources Corporation (“MHR”) (NYSE:MHR), an exploration and production company engaged in unconventional resource plays, as well as midstream and oilfield services operations. He was part of the management team that took over prior management and grew MHR from approximately $35 million enterprise value to over $2.5 billion enterprise value at the time he left in 2013. Mr. Ormand served on the Board of Directors and in several senior management positions for MHR, including Executive Vice President, Chief Financial Officer and Executive Vice President of Capital Markets. On March 10, 2016, in connection with his prior position as Chief Financial Officer of MHR, Mr. Ormand, without admitting or denying any of the allegations,  settled with the SEC in connection with an investigation of MHR’s books and records and internal controls for financial reporting. Specifically, Mr. Ormand agreed to cease and desist from violating Sections 13(a) and 13(b)(2)(A) and (B) of the Exchange Act and Rules 13a-1, 13a-13 and 13-15(a) thereunder. He has also paid a penalty of $25,000. The SEC did not allege any anti-fraud violations, intentional misrepresentations or willful conduct on the part of Mr. Ormand. Mr. Ormand’s career includes serving as Managing Director and Group Head of U.S. Oil and Gas Investment Banking at CIBC World Markets and Oppenheimer (1988-2004); Head Of North American Oil and Gas Investment Banking at West LB A.G. (2005-2007), and President and CFO of Tremisis Energy Acquisition Corp. II, an energy special purpose acquisition company from 2007-2009. Mr. Ormand has previously served as a Director of Greenhunter Resources, Inc. (2011-2013), Tremisis (2007-2009), and Eureka Hunter Holdings, Inc., a private midstream company (2010-2013). Mr. Ormand holds a B.A. in Economics, an M.B.A. in Finance and Accounting from UCLA and studied Economics at Cambridge University, England.

Director Qualifications:

●	Leadership Experience – Chairman, Head of Energy Investment Banking Group at MLV; Senior executive at Magnum Hunter Resources Corporation and investment banker.
●	Industry Experience – Extensive experience in oil and gas development and services industries at the entities and in the capacities described above.

Nuno Brandolini: Director. Mr. Brandolini joined our Board of Directors in February 2014, and became Chairman in April 2014. On January 13, 2016, Mr. Brandolini was replaced as Chairman of our Board of Directors by Ronald D. Ormand. Mr. Brandolini served as a member of the general partner of Scorpion Capital Partners, L.P., a private equity firm organized as a small business investment company until June 2014. Prior to forming Scorpion Capital and its predecessor firm, Scorpion Holding, Inc., in 1995, Mr. Brandolini served as managing director of Rosecliff, Inc., a leveraged buyout fund co-founded by Mr. Brandolini in 1993. Mr. Brandolini served previously as a vice president in the investment banking department of Salomon Brothers, Inc., and a principal with the Batheus Group and Logic Capital, two venture capital firms. Mr. Brandolini began his career as an investment banker with Lazard Freres & Co. Mr. Brandolini is a director of Cheniere Energy, Inc. (NYSE MKT: LNG), a Houston-based company primarily engaged in LNG related businesses. Mr. Brandolini received a law degree from the University of Paris and an M.B.A. from the Wharton School.

Director Qualifications:

●	Leadership Experience – Executive positions with several private equity firms, and Board position with Cheniere Energy, Inc.
●	Industry Experience – Service on the Board of Cheniere Energy, Inc., as well as personal investments in the oil and gas industry.

R. Glenn Dawson: Director. Mr. Dawson joined our Board of Directors on January 13, 2016. Mr. Dawson has over 30 years of experience in oil and gas exploration in North America and is currently President and Chief Executive Officer of Cuda Energy, Inc., a private Canadian-based exploration and production company. Mr. Dawson’s career includes serving as President of Bakken Hunter, a division of MHR, where he managed operations and development of Bakken assets in the United States and Canada, from 2011 to 2014. His principal responsibilities have involved the generation and evaluation of drilling prospects and production acquisition opportunities. In the early stages of his career, Mr. Dawson was employed as an exploration geologist by Sundance Oil and Gas, Inc., a public company located in Denver, Colorado, concentrating on their Canadian operations. From December 1985 to September 1998, Mr. Dawson held a variety of managerial and technical positions with Summit Resources, a then-public Canadian oil and gas exploration and production company, including Vice President of Exploration, Exploration Manager and Chief Geologist. He served as Vice President of Exploration with PanAtlas Energy Inc., a then-public Canadian oil and gas exploration and production company, from 1999 until its acquisition by Velvet Exploration Ltd. in July 2000. Mr. Dawson was a co-founder and Vice President of Exploration of TriLoch Resources Inc., a then-public Canadian oil and gas exploration company, from 2001 to 2005, until it was acquired by Enerplus Resources Fund. As a result of the sale of TriLoch Resources Inc. to Enerplus Resources Fund, Mr. Dawson founded NuLoch Resources, Inc. in 2005. Mr. Dawson graduated in 1980 from Weber State University of Utah with a Bachelor’s degree in Geology and attended the University of Calgary from 1980 to 1982 in the Masters Program for Geology. As a result of these professional experiences, Mr. Dawson possesses particular knowledge and experience in the operations of oil and gas companies that strengthen the Board’s collective qualifications, skills, and experience.

Director Qualifications:

●	Leadership Experience – President and Chief Executive Officer of Cuda Energy, Inc.; former President of Bakken Hunter.
●	Industry Experience – Extensive experience in oil and gas exploration industry; co-founded numerous oil and gas exploration companies.

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

Kevin K. Nanke: Executive Vice President and Chief Financial Officer. On March 6, 2015, our Board appointed Kevin Nanke to the position of Executive Vice President and Chief Financial Officer, effective immediately. Mr. Nanke served as the President of KN Consulting, Inc., a consulting firm focused on the energy, real estate and restaurant industries, from 2012 to 2015. Previously, Mr. Nanke served as the Treasurer and Chief Financial Officer of Delta Petroleum Corporation (“Delta”) from 1999 to 2012, and as its Controller from 1995 to 1999. At the same time, Mr. Nanke served as Treasurer and Chief Financial Officer of Amber Resources, an E&P subsidiary of Delta, and as Treasurer, Chief Financial Officer and Director of DHS Drilling Company, a drilling company that was 50% owned by Delta. He was instrumental in preserving a $1.3 billion tax loss carryforward when Delta successfully completed a reorganization and emerged as Par Petroleum Corporation after Delta and its subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in December of 2011. Prior to joining Delta, Mr. Nanke was employed by KPMG LLP, a global audit, tax and advisory firm. Mr. Nanke received a B.A. in Accounting from the University of Northern Iowa in 1989 and is a Certified Public Accountant (inactive).

Ariella Fuchs: General Counsel and Secretary. Ariella Fuchs joined our company in March 2015. Prior to that, Ms. Fuchs was an associate with Baker Botts L.L.P. from April 2013 to February 2015, specializing in securities transactions and corporate governance. Prior to joining Baker Botts L.L.P, she served as an associate at White & Case LLP and Dewey and LeBoeuf LLP from January 2010 to March 2013 in their mergers and acquisitions groups. Ms. Fuchs received a J.D. from New York Law School and a B.A. in Political Science from Tufts University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who own more than 10% of our Common Stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in our Common Stock, as well as changes in that ownership. Based solely on our review of reports and written representations that we have received, we believe that all required reports were timely filed during 2015, except as follows:

●	Abraham “Avi” Mirman filed one Form 4, reporting one transaction late.
●	Nuno Brandolini filed one Form 4 reporting one transaction late.
●	General Merrill McPeak filed one Form 4 reporting three transactions late.
●	Kevin K. Nanke filed one Form 4 reporting one transaction late and a Form 3 reporting his initial beneficial ownership late.
●	Ariella S. Fuchs filed one Form 4 reporting one transaction late and a Form 3 reporting her initial beneficial ownership late.
●	Eric Ulwelling filed one Form 4 reporting one transaction late.
●	Tyler G. Runnels filed one Form 4 reporting one transaction late.
●	Ronald D. Ormand filed a Form 3 reporting his initial beneficial ownership late.

The Board of Directors and Committees Thereof

Our Board of Directors conducts its business through meetings and through its committees. Our Board of Directors held fifteen meetings in 2015 and took action by unanimous written consent on four occasions. Each director attended at least 75% of (i) the meetings of the Board held after such director’s appointment and (ii) the meetings of the committees on which such director served, after being appointed to such committee. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

Affirmative Determinations Regarding Director Independence and Other Matters

Our Board of Directors follows the standards of independence established under the rules of the Nasdaq Stock Market, or the Nasdaq, as well as our Corporate Governance Guidelines on Director Independence, which was amended on December 10, 2015, a copy of which is available on our website at www.lilisenergy.com under “Investors—Corporate Governance—Highlights” in determining if directors are independent and has determined that four of our current directors, Mr. Brandolini, General McPeak, Mr. Ormand and Mr. Dawson are “independent directors” under the Nasdaq rules referenced above.

No independent director receives, or has received, any fees or compensation directly as an individual from us other than compensation received in his or her capacity as a director or indirectly through their respective companies, except as described below. See “Certain Relationships and Related Transactions, and Director Independence”. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the Board of Directors in determining whether any of the directors were independent.

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

Audit Committee

In 2015, our audit committee consisted of Mr. Brandolini and General McPeak. Mr. Ormand had also served on our audit committee but resigned following a determination that he could not be considered independent and eligible for audit committee service pursuant to Rule 10A-3 of the Exchange Act, since he worked for an investment bank that received compensation from us in the amount of $25,000 per month. However, Mr. Ormand remains independent pursuant to the Nasdaq independence definition. Mr. Brandolini is the audit committee chair and meets the definition of an audit committee financial expert. On January 13, 2016, our Board appointed Mr. Dawson to the audit committee. Our Board determined that each of Mr. Brandolini, General McPeak, and Mr. Dawson were independent as required by Nasdaq for audit committee members.

The audit committee has met six times since January 1, 2015 through the date of this Annual Report on Form 10-K, but met separately on several occasions in connection with a meeting of the full Board. The audit committee is governed by a written charter that is reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.lilisenergy.com under “Investors—Corporate Governance—Highlights.”

Compensation Committee

Our compensation committee currently consists of Mr. Brandolini and General McPeak. Mr. Ormand had also served on the compensation committee but resigned following a determination that he should not be considered independent and eligible for compensation committee service based on the above-described compensation paid to his investment bank.

General McPeak is the chair of the compensation committee. The compensation committee has met twice since January 1, 2015 through the date of this Annual Report on Form 10-K, but met separately on several occasions in connection with a meeting of the full Board. The Board determined that each of Mr. Brandolini and General McPeak were independent as required by Nasdaq for compensation committee members.

The compensation committee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation committee also reviews and approves short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the committee reviews our compensation and benefit philosophy, plans and programs on an as-needed basis. In reviewing our compensation and benefits policies, the compensation committee may consider the recruitment, development, promotion, retention, compensation of our executive and senior officers, trends in management compensation and any other factors that it deems appropriate. Under its charter, the compensation committee may create and delegate such tasks to such standing or ad hoc subcommittees as it may determine to be necessary or appropriate for the discharge of its responsibilities, as long as the subcommittee has at least the minimum number of directors necessary to meet any regulatory requirements. The compensation committee may engage consultants in determining or recommending the amount of compensation paid to our directors and executive officers. The compensation committee is governed by a written charter that is reviewed, and amended if necessary, on an annual basis. A copy of the charter is available on our website at www.lilisenergy.com under “Investors—Corporate Governance—Highlights.”

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Mr. Brandolini, General McPeak and Mr. Ormand, who is the chair of the nominating and corporate governance committee. The nominating and corporate governance committee has met twice since January 1, 2015 through the date of this Annual Report on Form 10-K, but met separately on several occasions in connection with a meeting of the full Board.

The primary responsibilities of the nominating and corporate governance committee include identifying, evaluating and recommending, for the approval of the entire Board of Directors, potential candidates to become members of the Board of Directors, recommending membership on standing committees of the Board of Directors, developing and recommending to the entire Board of Directors corporate governance principles and practices for the Company and assisting in the implementation of such policies, and assisting in the identification, evaluation and recommendation of potential candidates to become officers of the Company. The nominating and corporate governance committee will review our code of business conduct and ethics and its enforcement and reviews and recommends to the Board whether waivers should be made with respect to such code. A copy of the nominating and corporate governance committee charter may be found on our website at www.lilisenergy.com under “Investor Relations—Corporate Governance—Highlights.”

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

The nominating and corporate governance committee will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth below under the caption “Stockholder Proposals” in this Annual Report to our General Counsel, Lilis Energy, Inc., 216 16th St., Suite #1350, Denver, CO 80202, Attention: General Counsel. The Board considers properly submitted stockholder nominations for candidates for the Board of Directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the Board and the materials provided by a stockholder to the general counsel for consideration of a nominee for director are forwarded to the Board. All candidates are evaluated at meetings of the Board. In evaluating such nominations, the Board seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the Board of Directors. The Board considers candidates with excellent decision-making ability, business experience, personal integrity and reputation. Our management recommended our incumbent directors for election at our 2015 annual meeting. We did not receive any other director nominations.

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

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics, which we refer to as the Code, that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code codifies the business and ethical principles that govern all aspects of our business. A copy of the Code is available on our website at www.lilisenergy.com under “Investors—Corporate Governance—Highlights.” We undertake to provide a copy of the Code to any person, at no charge, upon a written request. All written requests should be directed to: Lilis Energy, Inc., 216 16th St., Suite #1350, Denver, CO 80202, Attention: General Counsel. If any substantive amendments are made to the written Code, or if any waiver (including any implicit waiver) is granted from any provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of such amendment or waiver on our website at www.lilisenergy.com under “Investors—Corporate Governance—Highlights.” or, if required, in a current report on Form 8-K.

Board Leadership Structure

Our Board has separated the chairman and chief executive officer roles. This leadership structure permits the chief executive officer to focus his attention on managing our business and allows the chairman to function as an important liaison between management and the Board, enhancing the ability of the Board to provide oversight of our management and affairs. Our chairman provides input to the chief executive officer and is responsible for presiding over the meetings of the Board and executive sessions of the non-employee directors. Our Chief Executive Officer, who is also a member of the Board, is responsible for setting our strategic direction and for the day-to-day leadership performance of the Company. Based on the current circumstances and direction of the Company and the experienced membership of our Board, our Board believes that separate roles for our Chairman and our Chief Executive Officer, coupled with a majority of independent directors and strong corporate governance guidelines, is the most appropriate leadership structure for our Company and its stockholders at this time.

The Board’s Role in Risk Oversight

It is management’s responsibility to manage risk and bring to the Board’s attention any material risks to the Company. The Board has oversight responsibility for our risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation for Fiscal Year 2015

The compensation earned by our executive officers for the fiscal year ending December 31, 2015 consisted of base salary and long-term incentive compensation consisting of awards of stock grants.

Summary Compensation Table

The table below sets forth compensation paid to our named executive officers for the fiscal years ending December 31, 2015 and 2014.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total
Abraham “Avi” Mirman	2015	$325,466	$100,000	(4)	$90,000	$1,397,721	$31,504	$1,944,691
(president from September 2013 to April 2014; chief executive officer from April 2014 to present)	2014	$260,356	$1,000,000	(5)	$-	$-	$8,800	$1,269,156

Kevin K. Nanke (executive vice president and chief financial officer from	2015	$200,000	$200,000	(4)	$99,000	$608,291	$24,634	$1,131,925
March 2015 to present)

Ariella Fuchs (general counsel and secretary	2015	$182,083	$-		$48,000	$234,887	$10,538	$475,508
from February 2015 to present)

Eric Ulwelling	2015	$158,542	$-		$-	$300,736	$26,242	$485,520
(principal accounting officer and controller from March 2015 to October 2015)(6)	2014	$152,667	$-		$21,125	$-	$4,896	$178,688

(1)	Represents restricted stock awards under our 2012 Equity Incentive Plan (“EIP”). The grant date fair values for restricted stock awards were computed in accordance with FASB ASC Topic 718. The amounts reported in this column reflect the accounting cost for the stock awards and do not necessarily correspond to the actual economic value that may be received for the stock awards.
(2)	Awards in this column are reported at grant date fair value, if awarded in the period, and at incremental fair value, if modified in the period, in each case in accordance with FASB ASC Topic 718. The grant date fair values for options granted during the year ended December 31, 2015 to Mr. Nanke, Ms. Fuchs and Mr. Ulwelling were $0.8111, $0.7830, and $0.7830, respectively. The incremental fair value for options modified in the year ended December 31, 2015 for Mr. Mirman was $0.6989. The amounts reported in this column reflect the accounting cost for the options and do not correspond to the actual economic value that may be received for the options. The assumptions used to calculate the fair value of options are set forth in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. (3) Reflects reimbursement of health insurance premiums and employer contributions to our 401(k) plan.
(4)	Reflects a sign-on bonus.
(5)	Reflects a bonus paid to Mr. Mirman in 2014. See Item 13— Certain Relationships and Related Transactions, and Director Independence—Abraham Mirman.
(6)	Mr. Ulwelling served as our Principal Accounting Officer and Controller until he was appointed to the position of Acting Chief Financial Officer in May 2014 and then to the position of Chief Financial Officer in October 2014. In March of 2015, Mr. Ulwelling returned to his position as Principal Accounting Officer and Controller. He subsequently resigned from all positions with us on October 15, 2015.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying options unexercisable		Equity incentive plan awards; Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)		(#)	($)		(#)	($)	(#)	($)
Abraham “Avi” Mirman (1)	666,667	1,333,333	(2)	-	$0.90	3/10/2025	-	-	-	-
	600,000	-		-	$2.11	9/6/2018

Kevin K. Nanke	-	750,000	(3)	-	$0.99	3/6/2018	-	-	-	-

Ariella Fuchs	-	300,000	(4)	-	$0.96	3/16/2018	-	-	-	-

Eric Ulwelling (5)	100,000	-		-	$2.50	2/19/2016	-	-	-	-

(1)	During 2015, Mr. Mirman entered into an amended and restated employment agreement. Pursuant to this agreement, Mr. Mirman forfeited 2,000,000 options with an exercise price of $2.45. The 2,000,000 options outstanding included in the table represent options granted under the amended and restated employment agreement.
(2)	Options vest in equal installments on each of March 30, 2016 and March 30, 2017, subject to acceleration provisions and continued service.
(3)	Options vest in equal installment on each of March 6, 2016, 2017 and 2018.
(4)	Options vest in equal installments on each of March 16, 2016, 2017 and 2018.
(5)	Mr. Ulwelling served as our Principal Accounting Officer and Controller until he was appointed to the position of Acting Chief Financial Officer in May 2014 and then to the position of Chief Financial Officer in October 2014. In March of 2015, Mr. Ulwelling returned to his position as Principal Accounting Officer and Controller. He subsequently resigned from all positions with us on October 15, 2015 and forfeited any unvested options

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

Under our EIP, originally 900,000 shares of our Common Stock were available for issuance. At the annual meeting of stockholders held on June 27, 2013, our stockholders approved an amendment to the EIP to increase the number of common shares available for grant under the EIP from 900,000 shares to 1,800,000 shares. At a special meeting of stockholders held on November 13, 2013, the stockholders approved an amendment to the EIP to increase the number of common shares available for grant under the EIP from 1,800,000 shares to 6,800,000 shares. At the annual meeting of stockholders held on December 29, 2015, our stockholders approved an amendment to the EIP to increase the number of common shares available for grant under the EIP from 6,800,000 shares to 10,000,000 shares. The number of shares issued or reserved pursuant to our EIP is subject to adjustment as a result of certain mergers, exchanges or other changes in our Common Stock. Each member of the Board of Directors and the management team has been periodically awarded stock options and/or restricted stock grants and restricted stock units, and in the future may be awarded such grants under the terms of the EIP.

During the year ended December 31, 2015, the Company granted 1,145,013 shares of restricted Common Stock and 4,800,000 options to purchase shares of Common Stock, to employees and directors. Also during the year ended December 31, 2015, the Company forfeited or cancelled 807,414 shares of restricted Common Stock and 2,300,000 stock options previously issued in connection with the termination of certain employees and directors. As a result, as of December 31, 2015, the Company had 1,009,373 restricted shares of Common Stock and 6,083,333 options to purchase shares of Common Stock outstanding to employees and directors. Options issued to employees and directors vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds. During the year ended December 31, 2015, the Company also issued 75,000 shares of Common Stock to consultants for professional services which was not pursuant to an equity compensation plan.

Employment Agreements

Mr. Mirman

In connection with his appointment as the Company’s President, we entered into an employment agreement with Mr. Mirman, dated September 16, 2013. The agreement provided, among other things, that Mr. Mirman would receive an annual salary of $240,000 which was deferred until we successfully consummated a financing of any kind of not less than $2.0 million in gross proceeds. Additionally, he was granted 100,000 shares of Common Stock, which vested immediately and were fully paid and non-assessable as an inducement for joining the Company. Mr. Mirman was granted an option to purchase 600,000 shares of our Common Stock, at a strike price equal to the Company’s closing share price on the September 16, 2013, to become exercisable upon the date we achieved certain conditions specified in the agreement. The Board determined in September 2014 that those criteria had been met and consequently the options vested. Mr. Mirman was also provided an incentive bonus package and an additional stock option grant contingent on our achievement of certain additional performance conditions. We engaged a third-party to complete a valuation of this incentive bonus and not having been paid out, has been recorded as a liability and valued at each reporting period.

Effective as of March 30, 2015, we entered into an amended and restated employment agreement with Mr. Mirman, which replaced the prior agreement. The agreement has a three year term and provides for a $100,000 cash bonus due upon signing, base compensation of $350,000 per year, plus 2,000,000 options to purchase shares of our Common Stock where one-third of the options vest immediately and two-thirds vest in two annual installments on each of the next two anniversaries of the grant date, which we refer to as the Unvested Shares. The Unvested Shares were subject to the approval of the stockholders of an increase in the number of shares available for grant under the Plan, which was approved on December 29, 2015. The agreement also provides for additional bonuses due based on our achievement of certain performance thresholds, which are described in further detail in the agreement as filed with the SEC.

Mr. Nanke

In connection with the appointment of Mr. Nanke as the Company’s Executive Vice President and Chief Financial Officer, we entered into an executive employment agreement with Mr. Nanke, dated March 6, 2015. Pursuant to the terms of the agreement, Mr. Nanke will serve as our Executive Vice President and Chief Financial Officer until his employment is terminated in accordance with the terms of the agreement. The agreement provides, among other things, that Mr. Nanke will receive an annual salary of $240,000. Additionally, as of the effective date of the agreement, Mr. Nanke was granted (i) 100,000 restricted shares of our Common Stock; (ii) paid a cash signing bonus of $100,000; and (iii) an incentive stock option to purchase up to 750,000 shares of our Common Stock, which vests in equal installments on each of the next three anniversaries of the effective date of the agreement. Mr. Nanke will also receive a cash incentive bonus if we achieve certain production thresholds, which are described in further detail in the agreement as filed with the SEC, and a performance bonus of $100,000 if we achieve certain goals set forth in the agreement.

Ms. Fuchs

In connection with the appointment of Ms. Fuchs as the Company’s General Counsel, we entered into an executive employment agreement with Ms. Fuchs dated March 16, 2015. Pursuant to the terms of the agreement, Ms. Fuchs will serve as the Company’s General Counsel until her employment is terminated in accordance with the terms of the agreement. The agreement provides, among other things, that Ms. Fuchs will receive an annual salary of $230,000. Additionally, as of the effective date of the agreement, Ms. Fuchs was granted (i) 50,000 restricted shares of our Common Stock and (ii) an incentive stock option to purchase up to 300,000 shares of our Common Stock, which vests in equal installments on each of the next three anniversaries of the effective date of the agreement. Ms. Fuchs will also receive a cash incentive bonus if we achieve certain production thresholds, which are described in further detail in the agreement as filed with the SEC.

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

Upon his appointment to Interim Chief Financial Officer in May of 2014, Mr. Ulwelling did not immediately enter into a new employment agreement and his original employment agreement remained in effect until February of 2015, when an executive employment agreement was entered into, dated as of February 19, 2015, appointing him as our Chief Financial Officer. That agreement remained in effect as to his role of Principal Accounting Officer and Controller through the date of his resignation on October 15, 2015.

Pursuant to the terms of the agreement, Mr. Ulwelling served as our Principal Accounting Officer and Controller until his employment terminated. The agreement provided, among other things, that Mr. Ulwelling would receive an annual salary of $175,000. Additionally, as of the effective date of the agreement, Mr. Ulwelling was (i) granted an option to purchase 400,000 shares of our Common Stock, with an exercise price equal to the greater of fair market value on the effective date or $2.50 per share, of which one-fourth of the option vested immediately, and the remainder of the option was to vest in equal installments on each of the next three anniversaries of the effective date. Mr. Ulwelling had the opportunity to receive a discretionary annual bonus equal to 50% of his base salary, based on achievement of annual target performance goals established by our compensation committee. In addition, the agreement provided for the payment of severance to Mr. Ulwelling in connection with termination of his employment in certain circumstances, including termination by the Company without “cause” or upon Mr. Ulwelling’s resignation for “good reason,” in each case subject to Mr. Ulwelling’s execution, non-revocation and delivery of a release agreement, described further below.

In October 2015, in connection with his resignation from all positions with the Company, Mr. Ulwelling forfeited 28,333 unvested restricted stock awards and 300,000 stock option awards.

Potential Payments Upon Termination or Change-In-Control

Each of the named executive officers’ employment agreements provides for the payment of severance to the executive in connection with termination of employment in certain circumstances, including termination by the Company without “cause” or upon the executive resignation for “good reason,” equal to (i) a lump sum payment of twelve months base salary, in the case of Mr. Mirman, and six months base salary, in the case of Mr. Nanke and Ms. Fuchs, in effect immediately prior to the executive’s last date of employment ($350,000, $125,000 and $115,000 for each of Mr. Mirman, Mr. Nanke and Ms. Fuchs, respectively) less applicable withholdings and deductions and (ii) immediate and full vesting of and lifting of restrictions on any unvested shares included in the EIP, in each case subject to the executive’s execution, non-revocation and delivery of a release agreement.

Upon a “change in control,” as defined in the agreements, each executive is entitled to a severance payment equal to a lump sum payment of twenty-four months base salary in effect immediately prior to the executive’s last date of employment ($700,000, $500,000 and $460,000 for each of Mr. Mirman, Mr. Nanke and Ms. Fuchs, respectively) less applicable withholdings and deductions; and (ii) immediate and full vesting of and lifting of restrictions on any unvested shares included in the EIP, in each case subject to the executive’s execution, non-revocation and delivery of a release agreement.

In each case referenced above, Mr. Nanke is also entitled to a pro rata portion of the $100,000 cash bonus referenced above, adjusted for the number of days of service of the applicable 12 month period in which the termination occurs. Additionally, each executive and his or her eligible dependents are also entitled to continue to be covered by all medical, vision and dental benefit plans maintained by the Company under which the executive was covered immediately prior to the date of his or her termination of employment at the same active employee premium cost as a similarly situated active employee; provided, however, that in the event that the executive’s employment is terminated without “cause” or as the result of a “change in control,” we must pay all such expenses on behalf of that executive and his or her eligible dependents during the entire eighteen-month period following the date of the termination of employment.

Narrative Disclosure to Summary Compensation Table

Overview

The following Compensation Discussion and Analysis describes the material elements of compensation for the named executive officers identified in the Summary Compensation Table above. As more fully described below, our compensation committee reviews and recommends to our full Board of Directors the total direct compensation programs for our named executive officers. Our chief executive officer also reviews the base salary, annual bonus and long-term compensation levels for the other named executive officers. Neither our compensation committee nor management, nor any other person on behalf of our company, retained any compensation consultant for the fiscal year ending December 31, 2015.

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

Based on these objectives, the compensation committee has recommended an executive compensation program that includes the following components:

●	a base salary at a level that is competitive with the base salaries being paid by other oil and natural gas exploration and production enterprises that have characteristics similar to ours and could compete with the Company for executive officer level employees;
●	annual incentive compensation to reward achievement of the our objectives, individual responsibility and productivity, high quality work, reserve growth, performance and profitability and that is competitive with that provided by other oil and natural gas exploration and production enterprises that have some characteristics similar to ours; and
●	long-term incentive compensation in the form of stock-based awards that is competitive with that provided by other oil and natural gas exploration and production enterprises that have some characteristics similar to ours.

As described below, the compensation committee periodically reviews data about the compensation of executives in the oil and gas industry. Based on these reviews, we believe that the elements of our executive compensation program have been comparable to those offered by our industry competitors.

Elements of Our Compensation Program

The three principal components of our compensation program for our executive officers, base salary, annual incentive compensation and long-term incentive compensation in the form of stock-based awards, are discussed in more detail below.

Base Salary

Base salaries (paid in cash) for our executive officers have been established based on the scope of their responsibilities, taking into account competitive market compensation paid by our peer companies for similar positions. We have reviewed our executives’ base salaries in comparison to salaries for executives in similar positions and with similar responsibilities at companies that have certain characteristics similar to ours. Base salaries are reviewed annually, and typically are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and other criteria.

The compensation committee reviews with the chief executive officer his recommendations for base salaries for the named executive officers, other than himself, each year. New base salary amounts have historically been based on an evaluation of individual performance and expected future contributions to ensure competitive compensation against the external market, including the companies in our industry with which we compete. The compensation committee has targeted base salaries for executive officers, including the chief executive officer, to be competitive with the base salaries being paid by other oil and natural gas exploration and production enterprises that have some characteristics similar to ours. We believe this is critical to our ability to attract and retain top level talent.

Long Term Incentive Compensation

We believe the use of stock-based awards creates an ownership culture that encourages the long-term performance of our executive officers. Our named executive officers generally receive a stock grant upon becoming an employee of the Company. These grants vest over time.

Retirement and Other Benefits

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

Compensation of Non-Employee Directors

Name	Fees Earned or Paid in Cash Compensation	Stock Awards (1)(2)	Option Awards (3)	All Other Compensation	Total
G. Tyler Runnels* (4)	$81,667	$225,000	$577,634	$-	$884,301
Nuno Brandolini (5)	$168,750	$124,500	$-	$-	$293,250
General Merrill McPeak (6)	$92,556	$165,000	$577,634	$-	$835,190
Ronald D. Ormand (7)	$76,056	$165,000	$577,634	$-	$818,690
R. Glenn Dawson (8)	$-	$-	$-	$-	$-

* No longer a director of the Company.

(1)	Represents restricted stock awards under our EIP. The grant date fair values for restricted stock awards were determined in accordance with FASB ASC Topic 718. The amounts reported reflect the accounting cost for the awards and do not correspond to the actual economic value that may be received for the awards. At the date of separation from the Board, all unvested shares are forfeited and any compensation expense previously recorded for unvested shares will be reversed.

(2)	For the year ended December 31, 2015, each director elected to take restricted stock instead of cash for a portion of their fees in the following amounts: Runnels (37,749), Brandolini (84,934), McPeak (53,478), Ormand (18,875).
(3)	Awards in this column are reported at grant date fair value in accordance with FASB ASC Topic 718. The amounts reported reflect the accounting cost for the options and do not correspond to the actual economic value that may be received for the options. The assumptions used to calculate the fair value of options are set forth in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
(4)	Mr. Runnels served as a director from November 21, 2014, through January 13, 2016. Compensation includes $81,667 in director fees (of which a portion was taken as stock in lieu of cash), 100,000 and 315,789 shares of restricted stock awards granted on April 20, 2015 and November 23, 2015, respectively, and 450,000 options to purchase shares of Common Stock granted on April 20, 2015.
(5)	Mr. Brandolini has served as a director since February 13, 2014. Compensation includes $168,750 in director fees (of which a portion was taken as stock in lieu of cash) and 34,188 and 50,000 shares of restricted stock granted on February 13, 2015 and May 15, 2015, respectively.
(6)	General McPeak was appointed to the board on January 29, 2015. Compensation includes $92,556 in director fees (of which a portion was taken as stock in lieu of cash), 100,000 shares of restricted stock granted on April 20, 2015 and 450,000 options to purchase shares of Common Stock granted on April 20, 2015.
(7)	Mr. Ormand was appointed to the Board on February 25, 2015 and became Chairman of the Board of Directors on January 13, 2016. Compensation includes $76,056 in director fees (of which a portion was taken as stock in lieu of cash), 100,000 shares of restricted stock granted on April 20, 2015 and 450,000 options to purchase shares of Common Stock.
(8)	Mr. Dawson was appointed to the Board on January 13, 2016 and received no compensation during the year ended December 31, 2015.

On April 16, 2015, the Board adopted an amended non-employee director compensation program. Our non-employee director compensation program is comprised of the following components:

●	Initial Grant: Each non-employee director will receive 100,000 restricted shares of Common Stock on the first anniversary of the date of the director’s appointment, which vest in three equal installments over a three-year period, (subject to the continued service of the director and certain accelerated vesting provisions);
Annual Stock Award: Each non-employee director will receive an annual stock award equal to $60,000 divided by the most recent per share closing price of the Common Stock on the national securities exchange on which the Common Stock is traded prior to the date of each annual grant, payable on each anniversary of the date an independent director was initially appointed to our Board, and subject to certain accelerated vesting provisions;
●	Annual Cash Retainer: Each non-employee director will receive an annual cash retainer fee of $60,000, paid quarterly, which at the election of the director is payable in cash or stock (calculated by dividing the value of cash compensation (or a portion thereof), by the most recent per share closing price of the Common Stock on the national securities exchange on which the Common Stock is traded prior to the date of the grant; and
●	Option Award: Each non-employee director will receive a one-time initial grant of 250,000 stock options, which vest immediately and 200,000 options that vest in equal installments over a three year period beginning on the first anniversary of the grant date; and
●	Committee Fees: On a quarterly basis, beginning at the end of the first full quarter following the appointment of the non-employee director to Chairman of the Board, Chairman of the Audit Committee or Chairman of the Compensation Committee, the director will receive $12,500, $6,250 and $6,250, respectively, in cash compensation, which at the election of the director is payable in cash or stock (calculated by dividing the value of cash compensation (or a portion thereof), by the most recent per share closing price of the Common Stock on the national securities exchange on which the Common Stock is traded prior to the date of the grant).

In connection with the Annual Stock Award, so long as such director continues to be a non-employee director on such date, we issue to such director a number of shares of our Common Stock equal to $60,000 divided by the most recent closing price per share prior to the date of each annual grant on the anniversary of the date an independent director was initially appointed to our Board (February 13, 2014 for Mr. Brandolini, November 24, 2014 for Mr. Runnels, January 29, 2015 for General McPeak, February 25, 2015 for Mr. Ormand, and January 13, 2016 for Mr. Dawson), These grants are fully vested upon issuance. Accordingly, we granted Mr. Brandolini 34,188 shares on February 13, 2015 and Mr. Runnels, 315,789 shares on November 21, 2015.

We have entered into agreements with each of our directors that permit the director to engage in other business activities in the energy industry, some of which may be in conflict with the best interests of our company, and that also provide that if the director becomes aware of a business opportunity, he has no affirmative duty to present or make such opportunity available to us, except as may be required by his fiduciary duty as a director or by applicable law.

Indemnification of Directors and Officers

Pursuant to our certificate of incorporation we provide indemnification of our directors and officers to the fullest extent permitted under Nevada law. We believe that this indemnification is necessary to attract and retain qualified directors and officers.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents the securities authorized for issuance under our equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,952,333	1.40	(2)	1,038,294
Equity compensation plans not approved by security holders	-	-		-
Total	7,952,333	1.40	(2)	1,038,294

(1)	Includes stock options and restricted stock units outstanding under our EIP as of December 31, 2015. Does not include 1,009,373 shares of restricted stock issued pursuant to our EIP.
(2)	Represents the weighted average exercise price of outstanding options issued pursuant to our EIP as of December 31, 2015.

Other Equity Compensation

We have entered into various services agreements for which compensation has been paid with equity securities, including (i) a consulting agreement with Bristol Capital LLC pursuant to which we issued to Bristol a five year warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.00 per share (or, in the alternative, 1,000,000 options, but in no case both), (ii) consulting agreements with Market Development Consulting Group, Inc. pursuant to which we issued five year warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $2.33 for a warrant to purchase 250,000 shares of Common Stock and $2.00 for the warrant to purchase 250,000 shares of Common Stock; (iii) an investment banking agreement with TRW pursuant to which the Company issued 900,000 warrants at an exercise price of $4.25 per share; and (iv) various agreements pursuant to which issued an aggregate amount of 150,000 and 300,000 five year warrants to purchase shares of Common Stock at an exercise price of $2.50 and $2.00, respectively. With respect to the warrants awarded to Bristol Capital, the Company recorded the warrants as a derivative due to the ratchet down provision encompassed in the warrants.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of March 30, 2016 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding Common Stock. This table is based upon the total number of shares outstanding as of March 30, 2016 of 29,166,590. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding by such person or group, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Lilis Energy, Inc., 216 16th St., Suite #1350, Denver, CO 80202.

Name and Address of Beneficial Owner	Common Stock Held Directly		Common Stock Acquirable Within 60 Days		Total Beneficially Owned		Percent of Class Beneficially Owned

Directors and Executive Officers

Abraham Mirman, Chief Executive Officer	310,861	(1)	1,599,797	(2)	1,910,658		6.21%

Eric Ulwelling, Former Chief Financial Officer; Principal Accounting Officer and Controller	-		100,000	(3)	100,000		*

Kevin Nanke, Chief Financial Officer	100,000		250,000	(4)	350,000		1.19%

Ariella Fuchs, General Counsel and Secretary	-		150,000	(5)	150,000		*

Nuno Brandolini, Director	906,205		570,575	(6)	1,476,780	(7)	4.97%

G. Tyler Runnels, Former Director	3,069,904	(8)	316,667	(9)	3,386,571	(10)	11.49%

General Merrill McPeak Director	606,864		572,267	(11)	1,179,131	(12)	3.96%

Ronald D. Ormand Chairman of the Board	93,875		594,536	(13)	688,411	(14)	2.31%

R. Glenn Dawson Director	-		250,000	(15)	250,000	(16)	*

Directors and Officers as a Group (9 persons)	5,087,709		4,403,842		9,491,551		31.83%

Pierre Caland Rutimatstrasse 16, 3780 Gstadd, Switzerland Tortola, British Virgin Islands	4,317,129	(17)	2,254,359	(18)	6,571,488	(19)	20.91%

Scott J. Reiman 730 17th Street, Suite 800 Denver, CO 80202	1,558,471	(20)	1,000,000	(21)	2,558,471		8.48%

Hexagon, LLC 730 17th Street, Suite 800 Denver, CO 80202	1,250,000	(22)	1,000,000	(23)	2,250,000		7.46%

Steven B. Dunn and Laura Dunn Revocable Trust DTD 10/28/10 16689 Schoenborn Street North Hills, CA 91343	2,567,294	(24)	-	(25)	2,567,294		8.80%

(1)	Includes: (i) 110,861 shares of Common Stock held by The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power.
(2)	Includes: (i) 110,861 shares of Common Stock issuable to The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power upon the exercise of a warrant to purchase Common Stock; (ii) 103,734 shares issuable upon conversion of Series A 8% Convertible Preferred Stock purchased in May 30, 2014 Private Placement; (iii) 51,868 shares issuable upon exercise of warrants purchased in the May 30, 2014 Private Placement; (iv) options to purchase 600,000 shares of Common Stock that vested upon achievement of criteria specified in Mr. Mirman's initial employment agreement and (vi) 1,333,334 options to purchase shares of Common Stock issued pursuant to Mr. Mirman’s amended and restated employment agreement. Does not include (i) the additional 666,667 options to purchase Common Stock that are subject to vesting upon the second anniversary of the effective date of Mr. Mirman’s amended and restated employment agreement (March 30, 2017) or (ii) 1,000,000 and 2,000,000 shares of Common Stock issuable upon the conversion of convertible notes and exercise of warrants, respectively, each of which are subject to stockholder approval. Each of the warrants contain conversion caps that prevent an exercise that would result in more than a 4.99% beneficial ownership of the Company’s Common Stock
(3)	Includes vested options to purchase 100,000 shares of Common Stock.
(4)	Does not include options to purchase 500,000 shares of Common Stock subject to future vesting.
(5)	Does not include options to purchase 200,000 shares of Common Stock subject to future vesting.
(6)	Includes (i) 125,000 shares of Common Stock underlying warrants purchased in the January 2014 Private Placement, (ii) 41,494 shares of Common Stock underlying the Series A 8% Convertible Preferred Stock (iii) 20,747 shares of Common Stock underlying the accompanying warrants to purchase Common Stock purchased by Mr. Brandolini in the May 30, 2014 Private Placement, (iv) options to purchase 250,0000 shares of Common Stock that vested immediately on October 1, 2014 pursuant to director compensation, (v) options to purchase 133,333 shares of Common Stock that vested on Mr. Brandolini’s anniversaries of his appointment to the Board pursuant to his non-employee director award agreement.
(7)	Does not include options to purchase 66,667 shares of Common Stock subject to future vesting, (ii) 41,667 restricted stock units granted in connection with director compensation or (iii) 300,000 and 600,000 shares of Common Stock issuable upon the conversion of convertible notes and exercise of warrants, respectively, each of which are subject to stockholder approval. Each of the warrants contain conversion caps that prevent an exercise that would result in more than a 4.99% beneficial ownership of the Company’s Common Stock
(8)	Based upon a Form 4 filed with the SEC on April 22, 2015, a Schedule 13D filed with the SEC on October 10, 2014 and additional information received from a representative of Mr. Runnels. Includes (i) 157,565 shares of Common Stock held by the Runnels Family Trust DTD 1-11-2000 (the “Runnels Family Trust”), of which Mr. Runnels, with Jasmine N. Runnels, is trustee issued in connection with interest payments on the Company’s Debentures; (ii) 866,414 shares of Common Stock held by the Runnels Family Trust; (iiii) 906,610 shares of Common Stock held by TRW, of which Mr. Runnels is the majority owner (iv) 122,991 shares held by High Tide, LLC (“High Tide”), of which Mr. Runnels is the manager; (vi) 4,025 shares of Common Stock held by Pangaea Partners, LLC, of which Mr. Runnels is the manager; (v) 5,250 shares of Common Stock held by TR Winston Capital Management, LLC, of which Mr. Runnels is the chairman; (vi) 575,795 shares of Common Stock held by Golden Tiger, LLC, of which Mr. Runnels is the manager; (ix) 25 shares of Common Stock held by Mr. Runnels through SEP IRA Pershing LLC Custodian; (vi) 15,000 shares of Common Stock held by Mr. Runnels through G. Tyler Runnels 401k; (viii) 112,309 shares of Common Stock transferred to accredited investors for services rendered in connection with an investment banking agreement on May 29, 2015, (ix) 461,872 shares of Common Stock issued in connection with Mr. Runnels’ director compensation.
(9)	Includes options to purchase 316,667 shares of Common Stock issued in connection with Mr. Runnels’ director compensation. In connection with Mr. Runnels’ resignation from the Board on January 13, 2016, he forfeited 133,333 options to purchase shares of Common Stock subject to future vesting and 66,667 restricted stock units subject to future vesting.
(10)	Based upon Schedule 13D filed with the SEC on October 10, 2014 and additional information received from a representative of Mr. Runnels. Does not include (i) shares issuable to the Runnels Family Trust upon (a) conversion of outstanding debentures (427,164 shares of Common Stock), (b) conversion of outstanding preferred stock (103,734 shares of Common Stock), and (c) exercise of outstanding warrants to purchase Common Stock (220,682 shares of Common Stock); (ii) shares issuable to TRW upon (a) conversion of outstanding preferred stock (219,502 shares of Common Stock) and (b) exercise of outstanding warrants to purchase Common stock (2,550,699 shares of Common Stock), and (iii) 16,667 shares of Common Stock issuable to High Tide upon exercise of outstanding warrants to purchase Common Stock. These shares are excluded due to conversion caps that exist on Mr. Runnels’ holdings that prevent any conversion that would result in more than a 9.9% beneficial ownership of the Company’s Common Stock.
(11)	Includes (i) 103,734 shares of Common Stock issuable upon conversion of Series A 8% Convertible Preferred Stock purchased in the May 30, 2014 Private Placement; (ii) 51,867 shares of Common Stock issuable upon exercise of warrants purchased in the May 30, 2014 Private Placement; (iii) options to purchase 316,667 shares of Common Stock in connection with General McPeak’s appointment and anniversary of his appointment to the Board.
(12)	This does not include (i) 66,667 shares of restricted stock units subject to future vesting, (ii) options to purchase 133,335 shares of Common Stock subject to future vesting or (iii) 500,004 and 1,000,008 shares of Common Stock issuable upon the conversion of convertible notes and exercise of warrants, respectively, each of which are subject to stockholder approval. Each of the warrants contain conversion caps that prevent an exercise that would result in more than a 4.99% beneficial ownership of the Company’s Common Stock
(13)	Includes (i) 207,469 shares of Common Stock issuable upon conversion of Series A 8% Convertible Preferred Stock purchased in the May 30, 2014 Private Placement; (ii) 103,734 shares of Common Stock issuable upon exercise of warrants purchased in the May 30, 2014 Private Placement, each indirectly held by Mr. Ormand as the manager of Perugia Investments L.P., (iii) 33,334 vested restricted stock units and (iv) options to purchase 316,667 shares of Common Stock directly held by Mr. Ormand.
(14)	Does not include (i) 66,666 restricted stock units, two-thirds of which are subject to future vesting, (ii) options to purchase 133,333 shares of Common Stock subject to future vesting or (iii) 2.3 million and 4.6 million shares of Common Stock issuable upon the conversion of convertible notes and exercise of warrants, respectively, each of which are subject to stockholder approval, each indirectly held by Mr. Ormand in connection with his affiliation with The Bruin Trust, an irrevocable trust managed by an independent trustee and whose beneficiaries include the adult children of Mr. Ormand. Mr. Ormand does not have voting or dispositive power over these securities. Additionally, each of the warrants contain conversion caps that prevent an exercise that would result in more than a 4.99% beneficial ownership of the Company’s Common Stock
(15)	Includes (i) 250,000 options issued in connection with Mr. Dawson’s appointment.

(16)	Does not include (i) 200,000 options to purchase Common Stock subject to vesting in equal installments on each appointment anniversary, (ii) 100,000 shares of restricted stock units subject to future vesting and (iii) 100,000 and 200,000 shares of Common Stock issuable upon the conversion of convertible notes and exercise of warrants, respectively, each of which are subject to stockholder approval. The warrants contain conversion caps that prevent an exercise that would result in more than a 4.99% beneficial ownership of the Company’s Common Stock
(17)	Based upon a Schedule 13D jointly filed with the SEC on April 15, 2015 by Mr. Caland, Wallington Investment Holdings, Ltd. (“Wallington”) and Silvercreek Investment Limited Inc. and certain information maintained by the Company. Includes: (i) 5,963,119 shares of Common Stock owned directly by Wallington Investment Holdings, Ltd. and indirectly by Mr. Pierre Caland, the holder of sole voting and dispositive power over such shares, (ii) 608,369 shares of Common Stock owned directly by Silvercreek Investment Limited Inc. and indirectly by Mr. Caland, the holder of sole voting and dispositive power over such shares, and (iii) 385,537 shares of Common stock issued to Wallington in connection with interest payments made on the Company’s Debentures.
(18)	Based upon a Schedule 13D filed with the SEC on April 15, 2015. Includes 2,254,359 shares of Common Stock issuable to Wallington upon the exercise of warrants and (ii) 51,868 shares of Common Stock issuable to Wallington upon conversion of the Company's Series A 8% Convertible Preferred Stock.
(19)	Does not include (i) 1,027,508 shares of Common Stock issuable to Wallington upon the conversion of the remaining Debentures or (ii) 600,000 and 1,200,000 shares of Common Stock issuable upon the conversion of convertible notes and exercise of warrants, respectively, each of which are subject to stockholder approval..
(20)	Based upon a Schedule 13D filed with the SEC on September 5, 2014. Includes (i) 1,250,000 shares of Common Stock owned by Hexagon, LLC, (ii) 129,008 shares of Common Stock owned by Labyrinth Enterprises LLC, which is controlled by Scott J. Reiman, (iii) 129,463 shares of Common Stock owned by Reiman Foundation, which is controlled by Scott J. Reiman, and (iv) 50,000 shares of Common Stock owned by Scott J. Reiman. Mr. Reiman is President of Hexagon.
(21)	Based upon a Schedule 13D filed with the SEC on September 5, 2014. Includes 1,000,000 shares of Common Stock underlying warrants held by Hexagon.
(22)	Based upon a Schedule 13D filed with the SEC on September 5, 2014.
(23)	Based upon a Schedule 13D filed with the SEC on September 5, 2014. The Company entered into a settlement agreement with Hexagon pursuant to which the Company issued 2,000 shares of Conditionally Redeemable 6% Preferred Stock, which pays a dividend on a quarterly basis in cash. The preferred stock does not have any voting rights and cannot be converted to Common Stock.
(24)	Based upon information received from a representative of Steven B. Dunn and Laura Dunn and company records. Includes (i) 187,608 shares of Common Stock issued in connection with interest payments made on the Company’s Debentures; (ii) 2,205,768 shares of Common Stock owned by Steven B. Dunn and Laura Dunn Revocable Trust (the “Trust”), (iii) 86,959 shares of Common Stock owned by Beau 8, LLC; and (iv) 86,959 shares of Common Stock owned by Winston 8, LLC. Steven B. Dunn and Laura Dunn are trustees of the Trust and also share voting and dispositive power with respect to the shares owned by the LLCs.
(25)	Based upon information received from a representative of Steven B. Dunn and Laura Dunn. Does not include (i) 500,000 shares of Common Stock issuable upon the conversion of the remaining Debentures, with the right to convert being subject to stockholder approval or (ii) 925,223 shares of Common Stock issuable to the Steven B. Dunn and Laura Dunn Revocable Trust upon the exercise of warrants, some of which are subject to conversion caps and some of which are not yet exercisable by their terms.

To our knowledge, except as noted above, no person or entity is the beneficial owner of more than 5% of the voting power of our Common Stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended December 31, 2015 and 2014, we have engaged in the following transactions with related parties:

Debenture Conversion Agreement

On December 29, 2015, we entered into a Debenture Conversion Agreement (the “Conversion Agreement”) between us and all of the remaining holders of our Debentures. The terms of the Conversion Agreement provide that the entire amount of approximately $6.85 million in outstanding Debentures are automatically converted into our Common Stock upon the closing of the proposed merger with Brushy, which we refer to as the Conversion Date, provided that we obtain the requisite stockholder approval as required by the Nasdaq Marketplace Rules, which we plan to seek at the next stockholders’ meeting to be held in connection with approving the proposed merger with Brushy. Pursuant to the terms of the Conversion Agreement, the Debentures will be converted at a price of $0.50, which will result in the issuance of an aggregate of 13,692,930 shares of our Common Stock upon conversion of the Debentures. Holders of the Debentures have waived and forfeited any and all rights to receive accrued but unpaid interest. Upon the conversion of the Debentures, the holders’ security interest will also be extinguished.

Certain parties to the Conversion Agreement include related parties of our company, such as the Steven B. Dunn and Laura Dunn Revocable Trust dated 10/28/10, of which its respective Debenture amount to be converted on the Conversion Date is $1,017,111.11, and Wallington Investment Holdings, Ltd., of which its respective Debenture amount to be converted on the Conversion Date is $2,090,180.12. Each of the Steven B. Dunn and Laura Dunn Revocable Trust dated 10/28/10 and Wallington Investment Holdings, Ltd. are a more than 5% shareholder of our company.

From December 29, 2015 to January 5, 2016, we entered into 12% Convertible Subordinated Note Purchase Agreements with various lending parties, which we refer to as the Purchasers, for the issuance of an aggregate principal amount of $3.75 million Convertible Notes, which includes the $750,002 of short-term notes exchanged for Convertible Notes by us and warrants to purchase up to an aggregate of approximately 15,000,000 shares of our Common Stock at an exercise price of $0.25 per share. The proceeds from this financing was used to pay a $2 million refundable deposit in connection with the Merger, to fund approximately $1.3 million of interest payments to certain of our lenders and for our working capital and accounts payables.

The Convertible Notes bear interest at a rate of 12% per annum, payable at maturity on June 30, 2016. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock at a conversion price of $0.50. The Convertible Notes may be prepaid in whole or in part by paying all or a portion of the principal amount to be prepaid together with accrued interest thereon to the date of prepayment at a premium of 103% for the first 120 days and a premium of 105% thereafter, so long as no Senior Debt is outstanding. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest, subject to certain subordination provisions.

The Purchasers include certain related parties of us, including Abraham Mirman, our Chief Executive Officer and a member of our Board of Directors ($750,000 including the short-term note exchange investment), the Bruin Trust, an irrevocable trust managed by an independent trustee and whose beneficiaries include the adult children of Ronald D. Ormand, Chairman of our Board of Directors ($1.15 million) and Pierre Caland through Wallington Investment Holdings, Ltd. ($300,000), who holds more than 5% of our Common Stock.

Certain of our officers, directors and consultants who entered into short-term note agreements with us in 2015, also entered into note exchange agreements, whereby the short-term noteholder agreed to exchange all of our outstanding obligations under such short-term notes, which as of December 29, 2015 had outstanding obligations of $750,002, into the Convertible Notes at a rate, expressed in principal amount of Convertible Notes equal to $1.00 for $1.00, in exchange for the cancellation of the short-term notes, with all amounts due thereunder being cancelled and deemed to have been paid in full, including any accrued but unpaid interest.

The short-term noteholders include certain related parties of the Company, including Abraham Mirman, the Chief Executive Officer and a director of the Company ($250,000), General Merrill McPeak, a director of the Company ($250,000), and Nuno Brandolini, a director of the Company ($150,000).

Additionally, on March 18, 2016, we issued an additional aggregate principal amount of $500,000 in Convertible Notes and warrants to purchase up to 2.0 million shares of our Common Stock. The terms and conditions of the Convertible Notes are identical to those of the Convertible Notes with the exception of the maturity date, which is April 1, 2017.

The Purchasers include a related party of the Company, R. Glenn Dawson, a director of the Company ($50,000).

Abraham Mirman

Abraham Mirman, the Chief Executive Officer and a director of our company, is an indirect owner of a group which converted approximately $220,000 of Debentures in connection with the $9.00 million of Debentures converted in January 2014, and was paid $10,000 in interest at the time of the Debenture conversion.

During the January 2014 private placement, Mr. Mirman entered into a subscription agreement with us to invest $500,000, for which Mr. Mirman will receive 250,000 shares of stock and 250,000 warrants. The subscription agreement will not be consummated until a shareholder meeting is conducted to receive the required approval to allow executives and Board directors the ability to participate in the offering.

Additionally, as discussed below, on January 31, 2014, we entered into the First Conversion Agreement with the holders of the Debentures, which also included The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power,

In April 2014, we appointed Abraham Mirman to serve as the Company’s Chief Executive Officer. Prior to joining us, Mr. Mirman was employed by TRW, as its Managing Director of Investment Banking and until September 2014 continued to devote a portion of his time to serving in that role. In connection with the appointment of Mr. Mirman, we and TRW amended the investment banking agreement in place between the us and TRW at that time to provide that, upon our receipt of gross cash proceeds or drawing availability of at least $30.00 million, measured on a cumulative basis and including certain restructuring transactions, subject to the Company’s continued employment of Mr. Mirman, TRW would receive from the Company a lump sum payment of $1.00 million. Mr. Mirman’s compensation arrangements with TRW provided that upon TRW’s receipt from the Company of the lump sum payment, TRW would make a payment of $1 million to Mr. Mirman. The Board determined in September 2014 that the criteria for the lump sum payment had been met. Mr. Mirman also received, as part of his compensation arrangement with TRW, the 100,000 common shares of the Company that were issued to TRW in conjunction with the investment banking agreement.

G. Tyler Runnels and T.R. Winston

We have participated in several transactions with TRW, of which G. Tyler Runnels, a former member of our Board of Directors, is chairman and majority owner. Mr. Runnels also beneficially holds more than 5% of our Common Stock, including the holdings of TRW and his personal holdings, and has personally participated in certain transactions with us.

On January 22, 2014, we paid TRW a commission equal to $486,000 (equal to 8% of gross proceeds at the closing of the January 2014 private placement). Of this $486,000 commission, $313,750 was paid in cash and $172,250 was paid in 86,125 Units. In addition, we paid TRW a non-accountable expense allowance of $182,250 (equal to 3% of gross proceeds at the closing of the January 2014 private placement) in cash. If the participation of certain of our current and former officers and directors, who remain committed, is approved by our shareholders, we will pay TRW an additional commission. The Units issued to TRW were the same Units sold in the January 2014 private placement and were invested in the January 2014 private placement.

On January 31, 2014, we entered into a debenture conversion agreement with all of the holders of the Debentures, including TRW and Mr. Runnels’ personal trust, which we refer to as the First Conversion Agreement. Under the terms of the First Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures outstanding as of January 30, 2014 immediately converted to shares of Common Stock at a price of $2.00 per common share. As additional inducement for the conversions, we issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share, for each share of Common Stock issued upon conversion of the Debentures. TRW acted as the investment banker for the First Conversion Agreement and was compensated by being issued 225,000 shares of our Common Stock valued at a market price of $3.05 per share. During the year ended December 31, 2014, we valued the investment banker compensation at $686,000.

On May 19, 2014, we and the holders of the Debentures agreed to extend the maturity date under the Debentures until August 15, 2014, and on June 6, 2014, they agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015. In January 2015, we entered into an extension agreement which extends the maturity date of the Debentures until January 8, 2018. Upon completion of the conversion of the remaining Debentures, TRW will be entitled to an additional commission.

On October 6, 2014, we entered into a letter agreement, or the Waiver, with the holders of our Debentures, including TRW and Mr. Runnels’ personal trust. Pursuant to the Waiver, the holders of the Debentures agreed to waive any Event of Default (as that term is defined in the Debentures) that may have occurred prior to the date of the Waiver, including any default in connection with the Hexagon term loan, and to rescind and annul any acceleration or right to acceleration that may have been triggered thereby. In exchange for the Waiver, we agreed that TRW, as representative for the holders of the Debentures, would have the right to nominate two qualified individuals to serve on our Board. Mr. Runnels is one of the qualified nomination designees which TRW has elected to place on the Board.

On March 28, 2014, we entered into a Transaction Fee Agreement with TRW in connection the May private placement, which we refer to as the Transaction Fee Agreement. Pursuant to the Transaction Fee Agreement, we agreed to compensate TRW 5% of the gross proceeds of the May private placement, plus a $25,000 expense reimbursement. On April 29, 2014, we and TRW amended the Transaction Fee Agreement to increase TRW’s compensation to 8% of the gross proceeds, plus an additional 1% of the gross proceeds as a non-accountable expense reimbursement in addition to the $25,000 originally contemplated. All fees were netted against gross proceeds from the May private placement.

On May 30, 2014, we paid TRW a commission equal to $600,000 (equal to 8% of gross proceeds at the closing of the May private placement). Of this $600,000 commission, $51,850 was paid in cash to TRW, $94,150 was paid in cash to other brokers designated by TRW, and remaining $454,000 was invested by TRW into shares of Series A 8% Convertible Preferred Stock. In addition, we paid TRW a non-accountable expense allowance of $75,000 (equal to 1% of gross proceeds at the closing of the May private placement) in cash.

On June 6, 2014, TRW executed a commitment to purchase or affect the purchase by third parties of an additional $15 million in Series A 8% Convertible Preferred Stock, to be consummated within ninety (90) days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, we and TRW agreed in principal to a replacement commitment, pursuant to which TRW has agreed that, at the request of our Board, TRW would purchase or effect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment, which has not yet occurred.

Ronald D. Ormand

On March 20, 2014, we entered into an Engagement Agreement, or the MLV Engagement Agreement, with MLV. Pursuant to the MLV Engagement Agreement, MLV acted as our exclusive financial advisor. Ronald D. Ormand, director of the Company since February 2015 and Chairman of our Board of Directors as of January 2016, was the former Managing Director and Head of the Energy Investment Banking Group at MLV until January 2016. The MLV Engagement Agreement provided for a fee of $25,000 to be paid monthly to MLV, subject to certain adjustments and other specific fee arrangements in connection with the nature of financial services being provided. The term of the MLV Engagement Agreement expired on October 31, 2015.

We expensed $150,000 and $50,000 for the years ended December 31, 2015 and 2014, respectively. A total of $150,000 was paid to MLV for the year ended December 31, 2014. On May 27, 2015, MLV agreed to take $150,000 of its accrued fees Common Stock and was issued 75,000 shares in lieu of cash payment. The closing share price on May 27, 2015 was $1.56.

Hexagon, LLC

Hexagon, LLC, which we refer to as Hexagon, our former primary lender, still holds over 5% of our Common Stock.

We were a party to three term loan credit agreements dated as of January 29, 2010, March 25, 2010, and April 14, 2010, respectively, which collectively, we refer to as the credit agreements with Hexagon. On April 15, 2013, Hexagon agreed to amend the credit agreements to extend their maturity dates to May 16, 2014. Pursuant to the amendment, Hexagon agreed to (i) reduce the interest rate under the credit agreements from 15% to 10% beginning retroactively with March 2013, (ii) permit us to make interest only payments for March, April, May, and June 2013, after which time the minimum secured term loan payment became $0.23 million, and (iii) forbear from exercising its rights under the term loan credit agreements for any breach that may have occurred prior to the amendment. In consideration for the extended maturity date, the reduced interest rate and minimum loan payment under the secured term loans, we provided Hexagon an additional security interest in 15,000 acres of our undeveloped acreage.

In addition, Hexagon and its affiliates had interests in certain of our wells independent of Hexagon’s interests under the term loans, for which Hexagon or its affiliates receive revenue and joint-interest billings.

On September 2, 2014, we entered into the Final Settlement Agreement with Hexagon, to settle all amounts payable by us pursuant to existing credit agreements with Hexagon that were secured by mortgages against the Hexagon Collateral. Pursuant to the Final Settlement Agreement, in exchange for full extinguishment of all amounts payable ($15.1 million in principal and interest) pursuant to the credit agreements and related promissory notes, we agreed to assign to Hexagon all of the Hexagon Collateral, and issued to Hexagon $2.0 million in a new series of 6% Redeemable Preferred Stock. The Final Settlement Agreement also prohibited Hexagon from selling or otherwise disposing of any shares of our Common Stock held by Hexagon until February 29, 2016. In addition, pursuant to the Final Settlement Agreement, we and Hexagon each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or may have, including claims relating to the credit agreements.

Officers and Directors

As discussed above, on January 31, 2014, we entered into the First Conversion Agreement with the holders of the Debentures, which also included W. Phillip Marcum, our then Chief Executive Officer, and A. Bradley Gabbard, our then Chief Financial Officer.

Employment Agreements with Officers

See “Employment Agreements and Other Arrangements” above.

Compensation of Directors

See “Compensation of Directors” above.

Conflict of Interest Policy

Our Board of Directors has recognized that transactions between us and certain related persons present a heightened risk of conflicts of interest. We have a corporate conflict of interest policy that prohibits conflicts of interests unless approved by our Board of Directors. Our Board of Directors has established a course of conduct whereby it considers in each case, whether the proposed transaction is on terms as favorable or more favorable to us than would be available from a non-related party. Our Board of Directors also looks at whether the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us. Each of the related party transactions described above was presented to our Board of Directors for consideration and each of these transactions was unanimously approved by our Board of Directors after reviewing the criteria set forth in the preceding two sentences.

Director Independence

Our Board of Directors has determined that each of Nuno Brandolini, General Merrill McPeak and Ronald D. Ormand qualifies as an independent director under rules promulgated by the SEC and Nasdaq listing standards, and has concluded that none of these directors has a material relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Hein & Associates LLP (“Hein”) became our independent registered public accounting firm on January 19, 2010. On November 7, 2014, we were notified by Hein that it did not wish to stand for re-election. On November 25, 2014, we engaged Marcum LLP (“Marcum”) as our independent registered public accounting firm, which was approved by our Board.

There were no disagreements in 2014 or 2015 on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

The following table sets forth fees billed by our principal accounting firm of Marcum for (i) the year ended December 31, 2015 and from November 25, 2014 through December 31, 2014 and (ii) Hein from January 1, 2014 through November 7, 2014:

	Year Ended December 31,
Fee Category	2015	2014
		Marcum	Hein
Audit Fees	$264,000	$294,000	$111,254
Audit-Related Fees	$5,200	—	—
Tax Fees	$—	—	66,920
All Other Fees	$—	—	—
Total Fees	$269,200	$294,000	$178,174

Audit Fees consist of the aggregate fees for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Forms 10-Q and for any other services that were normally provided by our auditors in connection with our statutory and regulatory filings or engagements.

Audit-Related Fees consist of the aggregate fees billed or reasonably expected to be billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax consulting. Included in such Tax Fees were fees for consultancy, review, and advice related to our income tax provision and the appropriate presentation on our financial statements of the income tax related accounts.

All Other Fees consist of the aggregate fees billed for products and services provided by our auditors and not otherwise included in Audit Fees, Audit-Related Fees or Tax Fees.

Audit Committee Pre-Approval Policy

Our independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of our company while not impairing its independence. Our audit committee must pre-approve permissible non-audit services. During the fiscal year ended December 31, 2015, we had no non-audit services.

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

LILIS ENERGY, INC.

Date: April 14, 2016	By:	/s/ Abraham Mirman
Abraham Mirman
Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer, Director	April 14, 2016
Abraham Mirman	(Principal Executive Officer)

/s/ Kevin K. Nanke	Executive Vice President and Chief Financial Officer	April 14, 2016
Kevin Nanke	(Principal Financial and Accounting Officer)

/s/ Ronald D. Ormand	Chairman of the Board	April 14, 2016
Ronald D. Ormand

/s/ Nuno Brandolini	Director	April 14, 2016
Nuno Brandolini

/s/ R. Glenn Dawson	Director	April 14, 2016
R. Glenn Dawson

/s/ General Merrill McPeak	Director	April 14, 2016
General Merrill McPeak

Exhibit Index

The following exhibits are either filed herewith or incorporated herein by reference

2.1	Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on May 5, 2015).
2.2	First Amendment to the Asset Purchase Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on June 11, 2015).
2.3	Second Amendment to the Asset Purchase Agreement, dated June 30, 2015 (incorporated herein by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on August 19, 2015).
2.4	Agreement and Plan of Merger, dated as of December 29, 2015 between Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on January 5, 2016).
2.5	First Amendment to Agreement and Plan of Merger, dated January 20, 2016, by and among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on January 20, 2016).
2.6	Second Amendment to the Agreement and Plan of Merger, dated March 24, 2016, by and among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on March 24, 2016).
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 from the Company’s current report on Form 8-K filed on October 20, 2011).
3.2	Certificate of Amendment to the Articles of Incorporation of Recovery Energy, Inc. (incorporated herein by reference to Exhibit 3.1 from the Company’s current report on Form 8-K filed on November 19, 2013).
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on June 18, 2010).
3.4	Certificate of Designation of Preferences, Rights, and Limitations, dated May 30, 2014 (incorporated herein by reference to Exhibit 3.1 from the Company’s current report on Form 8-K filed on June 4, 2014).
3.5	Amendment to Certificate of Designations of Preferences, Rights, and Limitations, dated June 12, 2014 (incorporated herein by reference to Exhibit 3.1 from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed on June 17, 2014).
3.6	Certificate of Designation of 6% Redeemable Preferred Stock, dated August 29, 2014 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on January 28, 2014).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on February 6, 2014).
4.3	Five Year Warrant to David Castaneda dated January 17, 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
4.4	Five Year Warrant (Anniversary Warrant) to David Castaneda dated January 17, 2014 (incorporated herein by reference to Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
4.6	Form of Warrant dated May 30, 2014 (incorporated herein by reference to Exhibit 10.2 from the Company’s current report on Form 8-K filed on June 4, 2014).
4.7	Warrant to Purchase Common Stock issued to Bristol Capital (incorporated herein by reference to Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).

4.8	Warrant to Purchase Common Stock issued to Heartland Bank (incorporated herein by reference to Exhibit 4.3 to the Company’s quarterly report on Form 10-Q, filed on February 26, 2015).
4.9	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on January 5, 2016).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on January 5, 2016).
10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 4, 2010).
10.2	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 4, 2010).
10.3	Form of Convertible Debenture Securities Purchase Agreement dated February 2, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 3, 2011).
10.4	Form of Convertible Debenture (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on February 3, 2011).
10.5	Amendment to 8% Senior Secured Convertible Debentures dated December 16, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 19, 2011).
10.6	Second Amendment to 8% Senior Secured Convertible Debentures dated March 19, 2012 (incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 21, 2012).
10.7	Securities Purchase Agreement for additional 8% Senior Secured Convertible Debentures dated March 19, 2012 (incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 21, 2012).
10.8	Form of 8% Senior Secured Convertible Debentures dated March 19, 2012 (incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 21, 2012).
10.9	Amendment to 8% Senior Secured Convertible Debenture and Waiver under Securities Purchase Agreement, dated July 23, 2012 (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.10	Amendment to Securities Purchase Agreement dated August 7, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 9, 2012).
10.11	Amendment to Securities Purchase Agreement dated August 7, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 9, 2012).
10.12	Amendment to 8% Senior Secured Convertible Debentures due February 8, 2014, dated April 15, 2013 (incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.13	Letter Agreement with Debenture Holder dated April 16, 2013 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.14	Securities Purchase Agreement dated June 18, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed on August 15, 2013).
10.15	Form of Convertible Debenture (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed on August 15, 2013).
10.16	Letter Agreement dated June 18, 2013 regarding 8% Senior Secured Debentures (incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed on August 15, 2013).
10.17	Debenture Conversion Agreement, dated as of January 31, 2014 (incorporated herein by reference to Exhibit 10.1 from the Company’s current report on Form 8-K filed on February 6, 2014).
10.18	Form of Subscription Agreement, dated January 22, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 28, 2014.
10.19	Form of Hexagon Replacement Note (incorporated herein by reference to Exhibit 10.4 from the Company’s current report on Form 8-K filed on June 4, 2014).
10.20	Letter Agreement dated May 19, 2014 with holders of the 8% Senior Secured Convertible Debentures (incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).

10.21	Amendment to Debentures dated June 6, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.22	Transaction Fee Agreement with T.R. Winston dated as of March 28, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.23	Amendment to Transaction Fee Agreement with T.R. Winston dated as of April 29, 2014 (incorporated herein by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.24	Engagement Agreement for Financial Advisory Services with MLV & Co. LLC dated as of February 21, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.25†	Consulting Agreement with Market Development Consulting Group, Inc. dated January 17, 2014 (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.26†	Market Development Consulting Group, Inc. Termination letter, dated August 1, 2014 (incorporated herein by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.27†	Consulting Agreement with Bristol Capital dated September 2, 2014 (incorporated herein by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
10.28	Form of Securities Purchase Agreement dated May 30, 2014 (incorporated herein by reference to Exhibit 10.1 from the Company’s current report on Form 8-K filed on June 4, 2014).
10.29	Hexagon Settlement Agreement, dated May 30, 2014 (incorporated herein by reference to Exhibit 10.3 from the Company’s current report on Form 8-K filed on June 4, 2014).
10.30	Settlement Agreement with Hexagon dated September 2, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
10.31	Letter Agreement with holders of the Company’s 8% Senior Secured Convertible Debentures, dated October 6, 2014 (incorporated herein by reference to Exhibit 99.1 from the Company’s current report on Form 8-K filed on October 7, 2014).
10.32	Credit Agreement, dated January 8, 2015, among Lilis Energy, Inc., Heartland Bank, as administrative agent, and the other lender parties thereto (incorporated herein by reference to Exhibit 10.1 from the Company’s current report on Form 8-K filed on January 13, 2015).
10.33	Security Agreement, dated as of January 8, 2015, by and between Lilis Energy, Inc. and Heartland Bank, as collateral agent (incorporated herein by reference to Exhibit 10.12(a) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.34	Form of Promissory Note from Lilis Energy, Inc. as Borrower to Heartland Bank as Payee, dated as of January 8, 2015 (incorporated herein by reference to Exhibit 10.12(b) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.35	Subordination Agreement, dated as of January 8, 2015 (incorporated herein by reference to Exhibit 10.12(c) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.36	Form of Mortgage from Lilis Energy, Inc. as Mortgagor to Heartland Bank as Mortgagee (Colorado Oil and Gas Properties) (incorporated herein by reference to Exhibit 10.12(d) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.37	Form of Mortgage from Lilis Energy, Inc. as Mortgagor to Heartland Bank as Mortgagee (Nebraska Oil and Gas Properties) (incorporated herein by reference to Exhibit 10.12(e) from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.38	Form of Mortgage from Lilis Energy, Inc. as Mortgagor to Heartland Bank as Mortgagee (Wyoming Oil and Gas Properties) (incorporated herein by reference to Exhibit 10.12(f) from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, filed on February 26, 2015).
10.39	Letter Agreement with holders of the Company’s 8% Senior Secured Convertible Debentures (incorporated herein by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).

10.40†	Separation Agreement with W. Phillip Marcum dated April 24, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.41†	Employment Agreement with Robert A. Bell dated May 1, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
10.42†	Independent Director Appointment Agreement with Robert A. Bell effective March 1, 2014 (incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on June 11, 2014).
10.43†	Separation Agreement with Robert A. Bell dated August 1, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
10.44†	Employment Agreement with Eric Ulwelling, dated as of February 19, 2015 (incorporated herein by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed on February 26, 2015).
10.45†	Stock Option Award Agreement with Eric Ulwelling, dated April 14, 2015 (incorporated herein by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015).
10.46†	Employment Agreement with Kevin Nanke, dated March 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 12, 2015).
10.47†	Stock Option Award Agreement with Kevin Nanke, dated April 14, 2015 (incorporated herein by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015).
10.48†	Employment Agreement with Ariella Fuchs, dated March 16, 2015 (incorporated herein by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015).
10.49†	Stock Option Award Agreement with Ariella Fuchs, dated April 14, 2015 (incorporated herein by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015).
10.50†	Amended and Restated Employment Agreement between the Company and Abraham Mirman, dated March 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 2, 2015).
10.51†	Stock Option Award Agreement with Abraham Mirman, dated April 14, 2015 (incorporated herein by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015).
10.52†	Form of Non-Employee Director Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2015, filed on August 19, 2015)
Form of Non-Employee Director Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2015, filed on August 19, 2015)
10.53†	Recovery Energy, Inc. 2012 Equity Incentive Plan dated August 31, 2012, as amended (incorporated by reference to Annex A to the Company’s definitive proxy filed on December 15, 2015).
10.54	Voting Agreement, dated as of December 29, 2015 between Lilis Energy, Inc., Lilis Merger Sub, Inc., Brushy Resources, Inc. and SOSventures, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 5, 2016).
10.55	Voting Agreement, dated as of December 29, 2015 between Lilis Energy, Inc., Lilis Merger Sub, Inc., Brushy Resources, Inc. and Longview Marquis Fund LP, LMIF Investments LLC and SMF investments, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on January 5, 2016).
10.56	Debenture Conversion Agreement, dated as of December 29, 2015 between Lilis Energy, Inc., T.R. Winston and Company acting as placement agent and each Debenture holder (incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on January 5, 2016).

10.57	Forbearance Agreement, dated as of December 29, 2015, between Lilis Energy, Inc. and Heartland Bank, as administrative agent (incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on January 5, 2016).
10.58	First Amendment to the Forbearance Agreement, dated as of March 1, 2016 between Lilis Energy, Inc. and Heartland Bank, as administrative agent (incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on March 7, 2016)
10.59	Form of Convertible Note Purchase Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on January 5, 2016).
10.60	Form of Note Exchange Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed on January 5, 2016).

21.1	List of subsidiaries of the registrant.
23.1	Consent of Marcum LLP.
23.2	Consent of Forrest A Garb & Associates, Inc.
31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
99.1	Report of Forrest A Garb & Associates, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Indicates a management contract or any compensatory plan, contract or arrangement.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Stockholders

of Lilis Energy, Inc.

We have audited the accompanying balance sheets of Lilis Energy, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ (deficit)/equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilis Energy, Inc., as of December 31 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant accumulated deficit, working capital deficit, incurred significant net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Marcum LLP

Marcum llp

New York, NY
April 14, 2016

LILIS ENERGY, INC.

Balance Sheets

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash	$110,022	$509,628
Restricted cash	3,777	183,707
Accounts receivable (net of allowance of $80,000 at December 31, 2015 and 2014)	951,645	831,706
Prepaid assets	75,233	54,064
Total current assets	1,140,677	1,579,105

Oil and gas properties (full cost method), at cost:
Evaluated properties	50,096,063	46,268,756
Unevaluated acreage, excluded from amortization	-	2,885,758
Wells in progress, excluded from amortization	-	6,041,743
Total oil and gas properties, at cost	50,096063	55,196,257
Less accumulated depreciation, depletion, amortization, and impairment	(49,573,439)	(24,550,217)
Oil and gas properties at cost, net	522,624	30,646,040

Other assets:
Office equipment net of accumulated depreciation $137,149 and $107,712 at December 31, 2015 and 2014, respectively.	44,386	73,823
Deferred financing costs, net	220,020	60,000
Restricted cash and deposits	2,000,406	215,541
Total other assets	2,264,812	349,364

Total Assets	$3,928,113	$32,574,509

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014

Liabilities, Redeemable Preferred Stock and Stockholders' (Deficit)/Equity
Current liabilities:
Dividends accrued on preferred stock	$720,000	180,000
Accrued expenses for drilling activity	535,938	5,734,131
Accounts payable	1,331,963	975,749
Accrued expenses	2,955,419	1,248,995
Convertible bridge notes, net of discount	673,739	-
Convertible bridge notes – related parties, net of discount	1,054,552	-
Term loan – Heartland, net of discount	2,712,089	-
Convertible debentures, net of discount	6,846,465	-
Convertible debentures conversion derivative liability	5,511	-
Total current liabilities	16,835,676	8,138,875

Long term liabilities:
Asset retirement obligation	207,953	200,063
Warranty liability	55,655	393,788
Convertible debentures, net of discount	-	6,840,076
Convertible debentures conversion derivative liability	-	1,249,442
Total long-term liabilities	263,608	8,683,369

Total liabilities	17,099,284	16,822,244

Commitments and contingencies

Conditionally redeemable 6% preferred stock, $0.0001 par value: 7,000 shares authorized, 2,000 shares issued and outstanding with a liquidation preference of $2,150,000 as of December 31, 2015.	1,172,517	1,686,102

Stockholders’ (deficit)/equity
Series A Preferred stock, $0.0001 par value; stated rate $1,000:10,000,000 shares authorized, 7,500 issued and outstanding with a liquidation preference of $8,040,000 as of December 31, 2015.	6,794,000	6,794,000
Common stock, $0.0001 par value: 100,000,000 shares authorized; 27,858,255 and 26,988,240 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	2,786	2,699
Additional paid in capital	159,769,184	155,097,785
Accumulated deficit	(180,909,658)	(147,828,321)
Total stockholders' (deficit)/equity	(14,343,688)	14,066,163

Total Liabilities, Redeemable Preferred Stock and Stockholders’ (Deficit)/Equity	$3,928,113	$32,574,509

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

Statements of Operations

Years Ended December 31, 2015 and 2014

	2015	2014

Revenue:
Oil sales	$292,332	$2,581,689
Gas sales	77,068	364,732
Operating fees	26,664	182,773
Realized gain on commodity price derivatives	-	11,143
Total revenue	396,064	3,140,337

Costs and expenses:
Production costs	195,435	954,347
Production taxes	27,917	269,823
General and administrative	7,929,628	10,325,842
Depreciation, depletion and amortization	584,203	1,337,662
Impairment of evaluated oil and gas properties	24,478,378	-
Total costs and expenses	33,215,561	12,887,675

Loss from operations before conveyance	(32,819,497)	(9,747,338)
Loss on conveyance of oil and gas properties	-	(2,269,760)
Loss from operations	(32,819,497)	(12,017,098)

Other income (expenses):
Other income	3,160	32,444
Inducement expense	-	(6,661,275)
Change in fair value of convertible debentures conversion derivative liability	1,243,931	(5,526,945)
Change in fair value of warrant liability	394,383	571,228
Change in fair value of conditionally redeemable 6% Preferred stock	513,585	-
Interest expense	(1,696,899)	(4,837,025)
Total other income (expenses)	458,160	(16,421,573)

Net loss	(32,361,337)	(28,438,671)
Dividend on Preferred stock	(120,000)	(341,848)
Deemed dividend Series A Convertible Preferred stock	(600,000)	(3,519,370)
Net loss attributable to common stockholders	$(33,081,337)	$(32,299,889)

Net loss per common share basic and diluted	$(1.21)	$(1.23)
Weighted average shares outstanding:
Basic and diluted	27,267,749	26,333,161

The accompanying notes are an integral part of these financial statements

LILIS ENERGY, INC.

Statements of STOCKHolders’ (DEFICIT)/Equity

Years Ended December 31, 2015 and 2014

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2014	-	$-	19,671,901	$1,967	$121,451,232	$(115,528,432)	$5,924,767

Common stock issued in connection with January 2014 private placement	-	-	2,959,125	296	3,557,107	-	3,557,403
Fair value of warrants issued in connections with January 2014 private placement including placement warrants	-	-	-	-	1,678,596	-	1,678,596
Common stock issued in connection with January 2014 conversion of convertible debt	-	-	4,366,726	437	8,733,001	-	8,733,438
Common stock issued for placement fees in connection with January 2014 conversion of convertible debt	-	-	225,000	23	686,227	-	686,250
Fair value of inducement expense in connection with debenture conversion	-	-	-	-	6,661,275	-	6,661,275
Reclassification of conversion liability in connection with January 2014 conversion of convertible debt		-	-	-	4,882,815	-	4,882,815
Preferred stock issued in connection with May 2014 private placement, net	7,500	6,794,000	-	-	-	-	6,794,000
Fair value of warrant and beneficial conversion feature in connection with May 2014 private placement	-	-	-	-	3,519,370	(3,519,370)	-
Common stock issued for interest in connection with convertible debt outstanding	-	-	1,396,129	140	1,188,299	-	1,188,439
Common shares issued for restricted stock vested	-	-	327,901	32	(32)	-	-
Stock based compensation for issuance of restricted stock	-	-	-	-	514,804	-	514,804
Stock based compensation for issuance of stock options	-	-	-	-	1,242,256	-	1,242,256
Common stock issued for professional services	-	-	90,000	9	305,040	-	305,049
Fair value of warrants issued for professional services	-	-	-	-	677,590	-	677,590
Adjustment for restricted stock not vested	-	-	(2,048,542)	(205)	205	-	-
Dividend Preferred stockholders	-	-	-	-	-	(341,848)	(341,848)
Net Loss	-	-	-	-	-	(28,438,671)	(28,438,671)

Balance, December 31, 2014	7,500	6,794,000	26,988,240	2,699	155,097,785	(147,828,321)	14,066,163

Common stock issued for professional services	-	-	75,000	7	149,993	-	150,000
Common stock issued for officer and board compensation	-	-	795,015	80	214,922	-	215,002
Fair value of warrants issued for professional services	-	-	-	-	424,636	-	424,636
Fair value of warrants issued for bridge term loan	-	-	-	-	476,261	-	476,261
Fair value of warrants issued for bridge term loan – related parties	-	-	-	-	745,450	-	745,450
Stock based compensation for issuance of stock options	-	-	-	-	2,191,274	-	2,191,274
Stock based compensation for issuance of restricted stock	-	-	-	-	468,863	-	468,863
Dividend Preferred stockholders	-	-	-	-	-	(120,000)	(120,000)
Deemed dividend Series A Convertible Preferred stock	-	-	-	-	-	(600,000)	(600,000)
Net loss	-	-	-	-	-	(32,361,337)	(32,361,337)
Balance, December 31, 2015	7,500	$6,794,000	27,858,255	$2,786	$159,769,184	$(180,909,658)	$(14,343,688)

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

Statements of Cash Flows

Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(32,361,337)	$(28,438,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement expense	-	6,661,275
Common stock issued to investment bank for fees related to conversion of convertible debentures	-	686,250
Equity instruments issued for services and compensation	3,449,775	2,739,699
Reserve on bad debt expense	-	30,000
Loss on conveyance of property	-	2,269,760
Loss from hedge settlements	-	11,143
Change in fair value of price derivative		(4,464)
Change in fair value of executive incentive bonus	33,508	(105,000)
Amortization of deferred financing cost	27,391	234,699
Common stock issued for convertible note interest	-	1,188,439
Change in fair value of convertible debenture conversion derivative	(1,243,931)	5,526,945
Change in fair value of warrant liability	(394,383)	(571,228)
Change in fair value of conditionally redeemable 6% Preferred stock	(513,585)	965,016
Depreciation, depletion, amortization and accretion of asset retirement obligation	584,203	1,337,662
Impairment of evaluated oil and gas properties	24,478,378	-
Accretion of debt discount	24,728	849,147
Changes in operating assets and liabilities:
Accounts receivable	(119,939)	(394,369)
Restricted cash	145,065	320,916
Other assets	57,728	141,652
Accounts payable and other accrued expenses	2,027,098	(755,108)
Net cash used in operating activities	(3,805,301)	(7,306,237)

Cash flows from investing activities:
Acquisition of undeveloped acreage	-	(305,000)
Drilling capital expenditures	(97,999)	(190,786)
Additions of office equipment	-	(10,815)
Deposit on potential merger	(1,750,000)	-
Net cash used in investing activities	(1,847,999)	(506,601)

Cash flows from financing activities:
Net proceeds from issuance of Common Stock	-	5,236,000
Proceeds from issuance of debt	5,950,002	-
Net proceeds from issuance of Series A Convertible Preferred Stock	-	6,794,000
Debt issuance cost	(266,308)	-
Dividend payments on Preferred stock	(180,000)	(161,848)
Repayment of debt	(250,000)	(3,711,051)
Net cash provided by financing activities	5,253,694	8,157,101

Increase (decrease) in cash	(399,606)	344,263
Cash at beginning of year	509,628	163,365

CASH AT END OF YEAR	$110,022	$509,628
Supplemental disclosure:
Cash paid for interest	$365,303	$1,324,988
Cash paid for income taxes	$-	$-

Non-cash transactions:
Fair value of warrants issued as debt discount	$1,221,711	$-
Disposition of oil and gas assets for elimination of accrued expenses for drilling	$5,198,193	$-
Common stock issued for accrued convertible debenture interest	$-	$1,188,439
Acquisition of oil and gas assets for accounts payable and accrued interest	$-	$5,466,405
Transfer from derivative liability to equity	$-	$4,882,815
Issuance of Common Stock for payment of convertible debentures	$-	$8,733,438
Issuance of redeemable preferred stock for payment of term notes payable	$-	$1,686,102
Conveyance of oil and gas properties for payment of term notes payable	$-	$15,063,289
Conveyance of oil and gas properties for reduction in asset retirement obligation	$-	$973,132

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

The Company is an independent oil and gas exploration and production company focused on the Denver-Julesburg Basin (“DJ Basin”) where it holds 16,000 net acres. Lilis drills for, operates and produces oil and natural gas wells through the Company’s land holdings located in Wyoming, Colorado, and Nebraska.

All references to production, sales volumes and reserves quantities are net to the Company’s interest unless otherwise indicated.

NOTE 2 – GOING CONCERN AND MANAGEMENT PLANS

The Company’s financial statements for the year ended December 31, 2015 have been prepared on a going concern basis.  The Company has reported net operating losses during the year ended December 31, 2015 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect the Company’s ability to access capital it needs to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

We will need to raise additional funds to finance continuing operations. However, we may not be successful in doing so. Without sufficient additional financing, it would be unlikely for us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan and eventually secure other sources of financing and attain profitable operations.

Information about our year-end financial position is presented in the following table (in thousands):

	Year ended December 31,
	2015	2014

Financial Position Summary
Cash and cash equivalents	$110	$510
Working capital (deficit)	$(15,695)	$(6,560)
Balance outstanding on convertible debentures, convertible notes payable and term loan	$11,317	$6,840
Stockholders’ (deficit)/equity	$(14,344)	$14,067

As of December 31, 2015, the Company had a negative working capital balance and a cash balance of approximately $15.7 million and $110,000, respectively. As of March 30, 2016, the Company’s cash balance was approximately $50,000. The Company has historically financed its operations through the sale of debt and equity securities and borrowings under credit facilities with financial institutions.

For a complete description of the Company’s indebtedness, see Note 7 — Loan Agreements.

Development and Production

During the year ended December 31, 2015, the Company transferred $847,000 from wells-in progress to developed oil and natural gas properties. This included approximately $491,000 from a well currently producing in Northern Wattenberg and approximately $356,000 of cost incurred for projects that the Company no longer plans to pursue.

During the year ended December 31, 2015, the Company entered into five joint operating agreements to participate as a non-operator in the drilling of five horizontal wells. The Company has an average of 2.78% working interest in each of these wells which are being drilled by reliable companies. However, due to capital constraints, the Company expects that it will be put into non-consent status on each of these wells unless other arrangements can be made.

Additionally, as of March 30, 2016, the Company was producing approximately 20 BOE a day from eight economically producing wells. Due to a decline in commodity prices, the cash generated from the Company’s production activity is not sufficient to pay its operating costs and the Company does not have sufficient cash to continue operations in the ordinary course.

Proposed Merger with Brushy Resources

On December 29, 2015, the Company entered into the Merger Agreement, which is described in more detail under “Business and Properties—Pending Merger with Brushy Resources.” Among other conditions to the Merger, the Company is required to repay its Term Loan in full, convert the $6.85 million outstanding under its Debentures into Common Stock at $0.50 and convert $7.5 million of its outstanding Series A Preferred Stock into Common Stock at $0.50. In addition, Brushy will have to repay, refinance or negotiate alternative terms with its senior lender prior to completing the Merger.

The Company believes that if the Merger is successfully completed, it will substantially increase its producing properties resulting in significantly greater cash flow while eliminating or refinancing its existing indebtedness. The Company will however be required to obtain significant additional capital to pay outstanding debt obligations, pay professional fees related to the Merger, pay outstanding payables in the ordinary course and to fund the combined company’s working capital requirements. While the Company expects to raise additional capital to fund all of these obligations, the current volatility in the commodity markets has made it difficult for oil and gas exploration companies, including the Company, to access debt or equity financing or obtain borrowings from financial lenders.

If the Company is unable to complete the Merger or otherwise obtain significant capital, it will likely not be able to continue its current operations and would have to consider other alternatives to preserve value for the Company’s stockholders. These alternatives could include engaging in discussions to acquire other producing properties, selling or disposing of some or all of the Company’s assets or a liquidation of its business.

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

Restricted Cash and Deposits

Short term restricted cash consists of severance and ad valorem tax proceeds which are payable to various tax authorities. As of December 31, 2015 and 2014, the short-term deposits were approximately $4,000 and $184,000, respectively. At December 31, 2015 and 2014, the Company had $215,000 of non-current restricted cash for plugging bonds. Long term restricted cash and deposits consist of a $1.75 million deposit for the proposed merger with Brushy described in more detail below, plugging bonds and other deposits.  As of December 31, 2015 and 2014 the long-term deposits were approximately $2.0 million and $216,000, respectively.

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

Concentration of Credit Risk

The Company's cash is invested at major financial institutions primarily within the United States. At December 31, 2015 and 2014, the Company’s cash was maintained in accounts that are insured up to the limit determined by the federal governmental agency. The Company may at times have balances in excess of the federally insured limits. Periodically, the Company evaluates the creditworthy of the financial institutions, and has not experienced any losses in such accounts.

Significant Customers

The Company’s major customers include, Shell Trading (US), PDC Energy and Noble Energy. These customers accounted for approximately 43%, 26% and 21% for the year ended December 31, 2015 and approximately 63%, 14% and 9% for the year ended December 31, 2014, respectively.

However, the Company does not believe that the loss of a single purchaser would materially affect the Company’s business because there are numerous other purchasers in the area in which the Company sells its production.

Reserves

All of the reserves data included herein are estimates.  Estimates of the Company’s crude oil and natural gas reserves are prepared in accordance with guidelines established by the SEC, including rule revisions designed to modernize the oil and gas company reserves reporting requirements, which the Company implemented effective December 31, 2010.  Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Uncertainties include the projection of future production rates and the expected timing of development expenditures.  The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  As a result, reserves estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered. In addition, the ability to produce economic reserves is dependent on the oil and gas prices used in the reserves estimate. The Company’s reserves estimates are based on 12-month average commodity prices, unless contractual arrangements otherwise designate the price to be used, in accordance with the SEC rules.  However, oil and gas prices are volatile and, as a result, the Company’s reserves estimates may change in the future.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the year ended December 31, 2015, the Company recorded a $24.5 million impairment. No impairment was recorded in 2014.

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

Due to the decline in commodity prices, the Company incurred a full cost ceiling impairment in the year ended December 31, 2015. Because the ceiling calculation uses rolling 12-month average commodity prices, lower quarter-over-quarter prices in 2015 compared to 2014 resulted in a lower ceiling value each quarter. Impairment charges do not affect cash flow from operating activities, but have and could continue to adversely affect the Company’s net income and stockholders’ equity.

During the year ended December 31, 2015, the Company transferred its remaining inventory of unevaluated acreage of $2.9 million to evaluated properties.

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

Deferred Financing Costs

As of December 31, 2015 and 2014, the Company recorded unamortized deferred financing costs of $220,000 and $60,000, respectively, related to the closing of its term loans and credit agreements. Deferred financing costs include origination (cash and warrants), legal and engineering fees incurred in connection with the Company's term notes, which are being amortized using the straight-line method, which approximated interest rate method, over the term of the loans. The Company recorded amortization expense of approximately $27,000 and $295,000, respectively, in the years ended December 31, 2015 and 2014.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to seven years. The Company recorded approximately $29,000 and $28,000 of depreciation for the years ended December 31, 2015 and 2014, respectively.

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

Fair Value of Financial Instruments

As of December 31, 2015 and 2014, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, interest and dividends payable and customer deposits approximates fair value due to the short-term nature of such items. The carrying value of the Company’s secured debt is carried at cost as the related interest rate are at the terms approximates rates currently available to the Company.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts have typically been arranged with one counterparty. The Company has netting arrangements with this counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of December 31, 2015 and 2014, the Company did not have any commodity derivative instruments outstanding.

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

Asset retirement obligations incurred are classified as Level 3 (unobservable inputs) fair value measurements. The asset retirement liability is allocated to operating expense using a systematic and rational method. As of December 31, 2015 and 2014, the Company recorded a related liability of approximately $208,000 and $200,000, respectively.

The information below reconciles the value of the asset retirement obligation for the periods presented (in thousands):

	For the years ended December 31,
	2015	2014
Balance, beginning of year	$200	$1,105
Liabilities incurred	-	4
Accretion expense	10	64
Conveyance of liability with oil and gas properties conveyance	-	(973)
Change in estimate	(2)	-
Balance, end of year	$208	$200

Stock Based Compensation

The Company measures the fair value of stock-based compensation expense awards made to employees and directors, including stock options, restricted stock units, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using a Black-Scholes model. Restricted stock awards are recorded at the fair market value of the stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time. The Company may change the input factors used in determining future share-based compensation expense.

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

Potentially dilutive securities, such as shares issuable upon the conversion of debt or preferred stock, and exercise of stock purchase warrants and options, are excluded from the calculation when their effect would be anti-dilutive. As of December 31, 2015 and 2014 shares underlying options, warrants, preferred stock and convertible debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.

The Company had the following Common Stock equivalents at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Stock Options	6,083,333	3,583,333
Restricted Stock Units (employees/directors)	1,869,000	1,630,667
Series A Preferred Stock	3,112,033	3,112,033
Stock Purchase Warrants	24,383,161	17,007,065
Convertible Debentures	3,423,233	3,423,233
Convertible Bridge Notes	5,900,004	-
	44,770,764	28,756,311

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

The Company recognizes its tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed that do not meet these recognition and measurement standards. As of December 31, 2015 and 2014, the Company has determined that no liability is required to be recognized.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were required to be accrued at December 31, 2015 and December 31, 2014. Further, the Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next 12 months.

Recently Issued Accounting Pronouncements

 In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is only permitted as of January 1, 2017. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 states that the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the periods for which the requisite service has already been rendered. The new standard is effective for us on January 1, 2016. The Company does not expect adoption of ASU 2014-12 to have a significant impact on its financial statements.

In August 2014, the FASB issued ASU No. 2014–15 (“ASU 2014-15”), “Presentation of Financial Statements – Going Concern.” ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for us on January 1, 2017. The Company does not expect the adoption of ASU 2014–15 to have a significant impact on its financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (“ASU 2014-16”), “Derivative and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014–16 to have a significant impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for us on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on its financial statements.

In May 2015, the FASB issued ASU No. 2015-07 (“2015-07”), “Fair Value Measurement.” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 is effective for us on January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015–07 to have a significant impact on its financial statements.

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for us on January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB has issued an update to ASU No. 2015-17 (“ASU 2015-17”) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The update requires a company to classify all deferred tax assets and liabilities as noncurrent. The update of ASU 2015-17 is effective for us on January 1, 2018. The Company does not expect the adoption of the update of ASU 2015–17 to have a significant impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), “Financial Instruments – Overall (Subtopic 825-10)”.  ASU 2016-01 updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for us on January 1, 2018. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02), “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for us on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-06 (“ASU 2016-06”), “Contingent Put and Call Option in Debt Instruments”.  ASU 2016-06 is intended to simplify the analysis of embedded derivatives for debt instruments that contain contingent put or call options. The amendments in ASU 2016-06 clarify that an entity is required to assess the embedded call or put options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to initially assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 take effect for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its financial statements.

Management does not believe that these or any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 4 – OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS AND DIVESTITURES

The following table sets forth a summary of oil and gas property costs (net of divestitures) not being amortized as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Undeveloped unevaluated acreage
Beginning Balance	$2,886	$18,664
Lease purchases	-	305
Assets Conveyed	-	(6,194)
Transfer and other reclassification to evaluated properties	(2,886)	(9,889)
Total undeveloped acreage	$-	$2,886

Wells in progress:
Beginning Balance	$6,042	$1,146
Additions	-	5,412
Disposition of wells in progress for elimination of accrued expenses for drilling	(5,198)	-
Reclassification to evaluated properties	(844)	(516)
Total wells in progress and not subject to DD&A	$-	$6,042

During the year ended December 31, 2015, the Company did not buy or sell any of its oil and gas properties.

Upon entering into the Credit Agreement, the Company believed we had secured adequate access to capital generally, and specifically, to fund the drilling and development of its proved undeveloped reserves. Due to the lack of liquidity that had been expected, but unavailable to the Company pursuant to the Credit Agreement, the Company recorded a $24.5 million impairment of its proved undeveloped and unproved properties during the year ended December 31, 2015. No impairment was recorded in the year ended December 31, 2014.

Depreciation, depletion and amortization (“DD&A”) expenses related to the proved properties were approximately $555,000 and $1.24 million for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company was put in non-consent status on three wells it agreed to participate in within the Northern Wattenberg field which includes each of two Wattenberg horizontal wells (1 Niobrara and 1 Codell), and a third well (Niobrara) that are described further below in connection with the Great Western Operating Company, LLC litigation. As such, the previously capitalized and accrued costs of approximately $5.20 million relating to these wells were eliminated since being placed in non-consent status relieved the Company of such liabilities. The Company has retained the right to participate in future drilling on this acreage block.

On September 2, 2014, the Company entered into a final settlement agreement, or the Final Settlement Agreement to convey its interest in 31,725 evaluated and unevaluated net acres located in the DJ Basin and the associated oil and natural gas, which we refer to as the Hexagon Collateral to the Company’s primary lender, Hexagon, LLC, which we refer to as Hexagon, in exchange for extinguishment of all outstanding debt and accrued interest obligations owed to Hexagon in an aggregate amount of approximately $15.1 million. The conveyance assigned all assets and liabilities associated with the property, which includes PDP and PUD reserves, plugging and abandonment, and other assets and liabilities associated with the property. Pursuant to the Final Settlement Agreement, we also issued to Hexagon $2.0 million in 6% Conditionally Redeemable Preferred Stock valued at $1.69 million and considered as temporary equity for reporting purposes.

The Hexagon transaction was accounted for under the full cost method of accounting for oil and natural gas operations. Under the full cost method, sales or abandonments of oil and natural gas properties, whether or not being amortized, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. The transfer to Hexagon represents greater than 25% of the Company’s proved reserves of oil and gas attributable to the full cost pool and thus the Company incurred a loss on the conveyance. Following this methodology, the following table represents an allocation of the transaction.

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

As of December 31, 2015 and 2014, the Company completed an assessment of its inventory of unevaluated acreage, which resulted in a transfer of $2.89 million and $9.90 million, respectively from unevaluated acreage to evaluated properties.

NOTE 5 - DERIVATIVES

The Company periodically enters into various commodity derivative financial instruments intended to hedge against exposure to market fluctuations of oil prices. As of December 31, 2015 and 2014, the Company did not have any commodity derivative instruments. The Company had an active commodity swap for 100 barrels of oil per day through January 31, 2014 at a price of $99.25 per barrel and realized a gain on that contract of $11,000 during the year ended December 31, 2014.

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

The Company’s interest rate Loan and Debentures are measured using Level 3 inputs.

Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, and the credit rating of its counterparty. The Company also performs an internal valuation to ensure the reasonableness of third-party quotes.

The types of derivative instruments utilized by the Company included commodity swaps. The oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company classifies these instruments as Level 2.

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

The Company has no such derivative instruments at December 31, 2015 and 2014.

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

Impairment.

The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such amounts to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgement and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates or proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. Impairment of oil and gas assets for the year ended December 31, 2015 was $24.5 million. No impairment charges on proved oil and natural gas properties were recorded for the years ended December 31, 2014.

Executive Compensation

In September 2013, the Company announced the appointment of Abraham Mirman as its new president. In connection with Mr. Mirman’s appointment, the Company entered into an employment agreement with Mr. Mirman (the “Mirman Agreement”). The Mirman Agreement provides for an incentive bonus package that, depending upon the relative performance of the Company’s Common Stock compared to the performance of stocks of certain peer group companies as measured from Mr. Mirman’s initial date of employment through December 31, 2014, may result in a cash bonus payment to Mr. Mirman of up to 3.0 times his base salary. The incentive bonus is recorded as a liability and valued at each reporting period. The Company engaged a valuation firm (“VFIRM”) to complete a valuation of this incentive bonus. As of December 31, 2014, the Company recorded a liability of $40,000 for accrued compensation. As previously announced, on March 30, 2015, the Company entered into an amended and restated employment agreement, which we refer to as the Mirman CEO Agreement with Mr. Mirman. The Mirman CEO Agreement also provides for Mr. Mirman to receive a cash incentive bonus if certain production thresholds are achieved by the Company. Mr. Mirman’s new incentive bonus liability was valued by VFIRM at $104,000 at December 31, 2015. As of December 31, 2015, the Company provided for $87,000 of the bonus liability which represents the amount earned as of December 31, 2015.

On March 6, 2015, the Company announced the appointment of Kevin Nanke as its new Executive Vice President and Chief Financial Officer. Mr. Nanke will also receive a cash incentive bonus if certain production thresholds are achieved by the Company and a performance bonus of $100,000 if the Company achieves certain goals set forth in Mr. Nanke’s employment agreement. Mr. Nanke’s new incentive bonus liability was valued by VFIRM at $83,000 at December 31, 2015. As of December 31, 2015, provided for $69,000 of the liability which represents the amount earned as of that date.

On March 16, 2015, the Company entered into an employment agreement with Ariella Fuchs for services to be performed as General Counsel to the Company. Ms. Fuchs will also receive a cash incentive bonus if certain production thresholds are achieved by the Company. Ms. Fuchs’ new incentive bonus liability was valued by VFIRM at $80,000 at December 31, 2015. As of December 31, 2015, the Company has provided for $67,000 of the liability which represents the amount earned as of that date.

Change in Warrant Liability

On September 2, 2014, the Company entered into a Consulting Agreement with Bristol Capital, LLC, pursuant to which the Company issued to Bristol a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.00 per share (or, in the alternative, 1,000,000 options, but in no case both). The agreement has a price protection feature that will automatically reduce the exercise price if the Company enters into another consulting agreement pursuant to which warrants are issued with a lower exercise price. On December 31, 2014, the Company revalued the warrants/option using the following variables: (i) 1,000,000 total warrants/options issued (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price of $0.72; (iii) exercise price of $2.00; (iv) expected life of 4.67 years; (v) volatility of 96.78%; (vi) risk free rate of 1.10% for a total value of $394,000, which adjusted the change in fair value valuation of the derivative by $571,000.

On December 31, 2015, the Company revalued the warrants/options using the following variables: (i) 1,000,000 total warrants/options issued (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price of $0.20; (iii) exercise price of $2.00; (iv) expected life of 3.7 years; (v) volatility of 100%; risk free rate of 1.5% for a total value of $44,000, which adjusted the change in fair value valuation of the derivative by $350,000 for the year ended December 31, 2015.

On January 8, 2015, the Company entered into the Credit Agreement. In connection with the Credit Agreement, the Company issued to Heartland a warrant to purchase up to 225,000 shares of Common Stock at an exercise price of $2.50 with the initial advance, which contains an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price.

On December 31, 2015, the Company revalued the warrants using the following variables: (i) 225,000 warrants issued; (ii) stock price of $0.20; (iii) exercise price of $ 2.50; (iv) expected life of 4.0 years; (v) volatility of 100%; (vi) risk free rate of 1.5% for a total value of $12,000, which adjusted the change in fair value valuation of the derivative by $12,000 for the year ended December 31, 2015.

Debentures Conversion Derivative Liability

As of December 31, 2015, the Company had $6.85 million in remaining Debentures, which, subject to stockholder approval, were convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, or 3,423,233 underlying conversion shares prior to the execution of the Debenture Conversion Agreement. The Debentures have elements of a derivative due to the potential for certain adjustments, including both the conversion option and the price protection embedded in the Debentures. The conversion option allows the Debenture holders to convert their Debentures to underlying Common Stock at a conversion price of $2.00 per share, subject to certain adjustments, including the requirement to reset the conversion for any subsequent offering at a lower price per share amount. The Company values this conversion liability at each reporting period using a Monte Carlo pricing model.

At December 31, 2015 and 2014, the Company valued the conversion feature associated with the Debentures at $6,000 and $1.25 million, respectively. The Company used the following inputs to calculate the valuation of the derivative as of December 31, 2015: (i) volatility of 100%; (ii) conversion price of $2.00; (iii) stock price of $0.20; and (iv) present value of conversion feature of $0.0016 per convertible share and as of December 31, 2014: (i) volatility of 70%; (ii) conversion price of $2.00; (iii) stock price of $0.72; and (iv) present value of conversion feature of $0.47 per convertible share.  The change in fair value valuation of the derivative was $1.24 million for the year ended December 31, 2015.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

December 31, 2015:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreements	$-	$-	$(223,000)	$(223,000)
Warrant liabilities	-	-	(56,000)	(56,000)
Convertible debenture conversion derivative liability	-	-	(6,000)	(6,000)
Total liability, at fair value	$-	$-	$(285,000)	$(285,000)

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreement	$-	$-	$(40,000)	$(40,000)
Warrant liabilities	-	-	(394,000)	(394,000)
Convertible debenture conversion derivative liability	-	-	(1,249,000)	(1,249,000)
Total liability, at fair value	$-	$-	$(1,683,000)	$(1,683,000)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of December 31, 2015 and 2014:

	Conversion derivative liability	Bristol/ Heartland warrant liability	Incentive bonus	Total

Balance at January 1, 2015	$1,249,000	$394,000	$40,000	$1,683,000
Additional liability	-	56,000	149,000	205,000
Change in fair value of liability	(1,243,000)	(394,000)	34,000	(1,603,000)
Balance at December 31, 2015	$6,000	$56,000	$223,000	$285,000

	Conversion derivative liability	Bristol warrant liability	Incentive bonus	Total

Balance at January 1, 2014	$605,000	$-	$145,000	$750,000
Additional liability	-	965,000	-	965,000
Change in fair value of liability	5,527,000	(571,000)	(105,000)	4,851,000
Reclassification from liability to equity	(4,883,000)	-	-	(4,883,000
Balance at December 31, 2014	$1,249,000	$394,000	$40,000	$1,683,000

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2015 and 2014.

NOTE 7 - LOAN AGREEMENTS

Credit Agreement

As of December 31, 2015

Term loan - Heartland (due January 8, 2018)	$2,750,000
Unamortized debt discount	(37,911)
Term loan - Heartland, net	2,712,089
Less: amount due within one year	(2,712,089)
Term loan - Heartland due after one year	$-

On January 8, 2015, the Company entered into the Credit Agreement with Heartland Bank, as administrative agent and the Lenders party thereto. The Credit Agreement provides for a three-year senior secured term loan in an initial aggregate principal amount of $3,000,000, or the Term Loan, which principal amount may be increased to a maximum principal amount of $50,000,000 at the request of the Company pursuant to an accordion advance provision in the Credit Agreement subject to certain conditions, including the discretion of the lender. Funds borrowed under the Credit Agreement may be used by the Company to (i) purchase oil and gas assets, (ii) fund certain Lender-approved development projects, (iii) fund a debt service reserve account, (iv) pay all costs and expenses arising in connection with the negotiation and execution of the Credit Agreement, and (v) fund the Company’s general working capital needs.

The Term Loan bears interest at a rate calculated based upon the Company’s leverage ratio and the “prime rate” then in effect. In connection with its entry into the Credit Agreement, the Company also paid a nonrefundable commitment fee in the amount of $75,000, and agreed to issue to the Lenders 75,000 5-year warrants for every $1 million funded. An initial warrant to purchase up to 225,000 shares of the Company’s common stock at $2.50 per share was issued in connection with closing. As of January 8, 2015, the Company valued the 225,000 warrants at $56,000, which was accounted for as debt discount and amortized over the life of the debt. The Company accreted $18,000 of debt discount for the year ended December 31, 2015.

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

As previously disclosed, as of June 30, 2015 and September 30, 2015, the Company was not in compliance with the financial covenant in the Credit Agreement that relates to the total debt to EBITDAX ratio. EBITDAX is defined in the Credit Agreement as, for any period of determination, determined in accordance with GAAP, the pre-tax net income for such period plus (without duplication and only to the extent deducted in determining such net income), interest expense for such period, depreciation and amortization expense, extraordinary or non-recurring items reducing net income for such period, and other non-cash expenses for such period less gains on sales of assets and other non-cash income for such period included in the determination of net income plus (without duplication and only to the extent deducted in determining such net income) exploration, drilling and completion expenses or costs. Specifically, the ratio requires that the Company maintain at all times, as determined on June 30 of each year, a ratio of (i) the aggregate amount of all Debt (as defined in the Credit Agreement), to (ii) EBITDAX of not less than 4.5:1, 3.5:1 and 2.5:1 for the periods ending June 30, 2015, 2016, and 2017 and thereafter, respectively. Prior to the filing of our quarterly report for the period ended June 30, 2015, the Company received a waiver from Heartland for this covenant violation, which will not be measured again until June 30, 2016. The Company will need to raise additional capital and acquire and/or successfully develop its oil and gas assets to meet this covenant.

On December 29, 2015, after a default on an interest payment and in connection with the merger transactions, the Company entered into the Forbearance Agreement with Heartland. The Forbearance Agreement restricts Heartland from exercising any of its remedies until April 30, 2016 and is subject to certain conditions, including a requirement for the Company to make a monthly interest payment to Heartland. On April 1, 2016, the Company failed to make the required interest payment to Heartland for the month of March. As a result, Heartland has the right to declare an event of default under the Forbearance Agreement, terminate the remaining commitment and accelerate payment of all principal and interest outstanding. The Company has not yet received a notice of default and is currently in discussions with Heartland with respect to the missed interest payment. Moreover, the Debentures also contain certain cross-default provisions with certain other debt instruments. Therefore, a default under the Credit Agreement, constitutes an event of default pursuant to the Debentures which may result in an acceleration of our obligations at the holders’ election.

Convertible Notes

	Related Party	Non Related Party
Convertible notes	$1,800,002	$1,150,000
Unamortized debt discount	(745,450)	(476,261)
Convertible notes, net	1,054,552	673,739
Less: amount due within one year	(1,054,552)	(673,739)
Convertible notes due after one year	$-	$-

From December 29, 2015 to January 5, 2016, the Company entered into 12% Convertible Subordinated Note Purchase Agreements with various lending parties, which we refer to as the Purchasers, for the issuance of an aggregate principal amount of $3.75 million unsecured subordinated convertible notes, or the Convertible Notes, which includes the $750,002 of short-term notes exchanged for Convertible Notes by the Company and warrants to purchase up to an aggregate of approximately 15,000,000 shares of Common Stock at an exercise price of $0.25 per share. The proceeds from this financing were used to pay a $2 million refundable deposit in connection with the Merger, to fund approximately $1.3 million of interest payments to our lenders and for our working capital and accounts payables.

The Convertible Notes bear interest at a rate of 12% per annum, payable at maturity on June 30, 2016. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our Common Stock at a conversion price of $0.50. The Convertible Notes may be prepaid in whole or in part (but with payment of accrued interest to the date of prepayment) at any time at a premium of 103% for the first 120 days and a premium of 105% thereafter, so long as no Senior Debt is outstanding. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest, subject to certain subordination provisions.

Additionally, on March 18, 2016, the Company issued an additional aggregate principal amount of $500,000 of Convertible Notes, which have the terms and conditions as the Convertible Notes with the exception of the maturity date, which is April 1, 2017. The proceeds from these Convertible Notes were used to make advances to Brushy for payment of operating expenses pending completion of the Merger. If the Merger is not completed, these amounts are subject to repayment by Brushy.

Debentures

	As of December 31, 2015	As of December 31, 2014

8% Convertible debentures, net (due 2018; 8% weighted average interest rate)	$6,846,465	$6,846,465
Unamortized debt discount	-	(6,389)
8% Convertible debenture, net	6,846,465	6,840,076
Less: amount due within one year	(6,846,465)	-
8% Convertible debenture due after one year	$-	$6,840,076

In numerous separate private placement transactions between February 2011 and October 2013, the Company issued an aggregate of approximately $15.6 million of Debentures, secured by mortgages on several of its properties. On January 31, 2014, the Company entered into a debenture conversion agreement (the “First Conversion Agreement”) with all of the holders of the Debentures.

Pursuant to the terms of the First Conversion Agreement, $9.0 million in Debentures (approximately $8.73 million of principal and $270,000 in interest) was converted by the holders to shares of Common Stock at a conversion price of $2.00 per share. In addition, the Company issued warrants to the Debenture holders to purchase one share of Common Stock for each share issued in connection with the conversion of the Debentures, at an exercise price equal to $2.50 per share.

Under the terms of the First Conversion Agreement, the balance of the Debentures may be converted to Common Stock on the terms provided therein (including the terms related to the warrants) at the election of the holder, subject to receipt of stockholder approval as required by Nasdaq continued listing requirements.

On December 29, 2015, the Company entered into a second agreement with the holders of its Debentures, which provides for the full automatic conversion of Debentures into shares of the Company’s Common Stock at a price of $0.50 per share, upon the receipt of requisite stockholder approval and the consummation of the Merger. If the Debentures are converted on these terms, it would result in the issuance of 13,692,930 shares of Common Stock and the elimination of $8.08 million in short-term debt obligations including accrued but unpaid interest which would be forfeited and cancelled upon conversion pursuant to the terms of the agreement.

As of December 31, 2015 and 2014, the Company had $6.85 million and $6.84 million, net, remaining Debentures, respectively, which prior to December 29, 2015, were convertible at any time at the holders’ option into shares of Common Stock at a conversion price of $2.00 per share, subject to certain standard adjustments. If the Merger is not successful or the stockholders do not approve the conversion of the Debentures at the Company’s special meeting to be held in the second quarter of 2016, the Debentures will no longer be subject to the terms of current debenture conversion agreement.

The debt discount amortization on the Debentures was approximately $6,000 and $472,000 for the years ended December 31, 2015 and 2014, respectively.

10% Term Loans

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

Inducement Expense

On January 31, 2014, as discussed above, the Company entered into the Initial Conversion Agreement with all of the holders of the Debentures. Under the terms of the Initial Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures outstanding as of January 30, 2014 immediately converted to shares of Common Stock at a price of $2.00 per common share. As additional inducement for the conversions, the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share (the “Warrants”), for each share of Common Stock issued upon conversion of the Debentures. The Company utilized a Black Scholes option price model, with a 3 year life and 65% volatility, risk free rate of 0.2%, and the market price of $3.05. The Company recorded an inducement expense of $6.66 million during the year ended December 31, 2014 for the Warrants. TRW acted as the investment banker for the Initial Conversion Agreement and was compensated with 225,000 shares of Common Stock valued at a market price of $3.05 per share. During the year ended December 31, 2014, the Company valued that compensation at $686,000, which was expensed immediately.

Interest Expense

For the year ended December 31, 2015 and 2014, the Company incurred interest expense of approximately $1.70 million and $4.84 million, respectively, of which approximately $131,000 and $2.43 million, respectively, were non-cash interest expense conveyed through property, amortization of the deferred financing costs, accretion of the Debentures payable discount, and Debentures interest paid in Common Stock.

Debenture Interest – Non Cash

During the year ended December 31, 2014, the Company elected to fund its interest payment for its Debentures with stock and issued 1,396,129 shares valued at approximately $1.19 million which is an add back to accrued expense in the cash flow and further disclosed in the supplemental disclosure. The interest was accrued for the period from November 15, 2013 to December 29, 2014.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At December 31, 2015, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of December 31, 2015 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Parker v. Tracinda Corporation, Denver District Court, Case No. 2011CV561. In November 2012, the Company filed a motion to intervene in garnishment proceedings involving Roger Parker, the Company’s former Chief Executive Officer and Chairman. The Defendant, Tracinda, served various writs of garnishment on the Company to enforce a judgment against Mr. Parker seeking, among other things, shares of unvested restricted stock. The Company asserted rights to lawful set-offs and deductions in connection with certain tax consequences, which may be material to the Company. The underlying judgment against Mr. Parker was appealed to the Colorado Court of Appeals and, by Order dated October 17, 2013, that Court reversed the trial court with respect to Mr. Parker’s claims of waiver, estoppel and mitigation of damages and remanded with instruction to enter judgment for Mr. Parker. The Court of Appeals also ordered the trial court to conduct further proceedings to determine the amount of damages to award Mr. Parker on his breach of contract claim. The trial court conducted a later hearing and found in its Findings of Fact, Conclusions of Law and Order dated January 9, 2015, in favor of Mr. Parker on his claim for breach of contract, awarding him $6,981,302.60.Tracinda’s Motion for Amendment of the Court’s January 9 Findings and Conclusions was the subject of an Order dated April 10, 2015, in which the Court set off the award in favor of Mr. Parker against the award in favor of Tracinda, resulting in judgment in favor of Tracinda and against Mr. Parker in the amount of $625,572. On April 16, 2015, Tracinda filed a Notice of Appeal in the Colorado Court of Appeals, appealing both the January 9 Order and the April 10 Order. On May 18, 2015, Parker filed a Notice of Cross-Appeal in the Colorado Court of Appeals, cross-appealing both the January 9 Order and the April 10 Order. The record is in the process of being certified. The filing of the record will trigger the parties' briefing schedule.

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

Lilis Energy, Inc. v. Great Western Operating Company LLC, Eighth Judicial District Court for Clark County, Nevada, Case No. A-15-714879-B. On March 6, 2015, the Company filed a lawsuit against Great Western Operating Company, LLC, or the Operator. The dispute related to the Company’s interest in certain producing wells and the Operator’s assertion that the Company’s interest was reduced and/or eliminated as a result of a default or a farm-out agreement. Underlying the dispute is the JOA which provides the parties with various rights and obligations. In its complaint, the Company sought monetary damages and declaratory relief on claims of breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion and declaratory judgment related to the JOA. The Operator filed a motion to dismiss on May 26, 2015 and the Company responded by filing an opposition motion on June 12, 2015.

On July 7, 2015, as previously reported, the Company entered into a settlement agreement with the Operator. Due to the Company’s inability to secure financing pursuant to the Credit Agreement or another funding source, payment was not remanded to the Operator and the dispute remained unsettled.

During the year ended December 31, 2015, the Company was put in non-consent status. As such, the previously capitalized and accrued costs of approximately $5.20 million relating to these wells were eliminated since being placed in non-consent status relieved the Company of such liabilities. The Company has retained the right to participate in future drilling on this acreage block.

The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

Operating Leases

The Company leases an office space under a two year operating lease in Denver, Colorado and a one year operating lease in Melville, New York expiring in November 2017. Rent expense for the years ended December 31, 2015 and 2014, were $73,000 and $109,000, respectively. As of December 31, 2015, the Company has approximately $90,000 of minimum lease payments on its existing operating leases.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the fiscal years ended December 31, 2015 and 2014, the Company has engaged in the following transactions with related parties:

Debenture Conversion Agreement

On December 29, 2015, the Company entered into a Debenture Conversion Agreement between with all of the remaining holders of its Debentures. The terms of the Agreement provide that the entire amount of approximately $6.85 million in outstanding Debentures are automatically converted into the Company’s Common Stock upon the closing of the proposed merger with Brushy Resources, Inc., or the Conversion Date, provided that the Company obtains the requisite stockholder approval as required by the Nasdaq Marketplace Rules, which it plans to seek at the next stockholders’ meeting to be held in connection with approving the proposed merger with Brushy Resources, Inc. Pursuant to the terms of the Debenture Conversion Agreement, the Debentures will be converted at a price of $0.50, or the Conversion Price, which will result in the issuance of an aggregate of 13,692,930 shares of Common Stock upon conversion of the Debentures. Holders of the Debentures have waived and forfeited any and all rights to receive accrued but unpaid interest. Upon the conversion of the Debentures, the holders’ security interest will also be extinguished.

Certain parties to the Debenture Conversion Agreement include related parties of our the Company, such as the Steven B. Dunn and Laura Dunn Revocable Trust dated 10/28/10, of which its respective Debenture amount to be converted on the Conversion Date is $1,017,111, and Wallington Investment Holdings, Ltd., of which its respective Debenture amount to be converted on the Conversion Date is $2,090,180. Each of the Steven B. Dunn and Laura Dunn Revocable Trust dated October 28, 2010 and Wallington Investment Holdings, Ltd. are a more than 5% shareholder of our company.

From December 29, 2015 to January 5, 2016, the Company entered into 12% Convertible Subordinated Note Purchase Agreements with various lending parties, or the Purchasers, for the issuance of an aggregate principal amount of $3.75 million unsecured subordinated convertible notes, or the Convertible Notes, which includes the $750,002 of short-term notes exchanged for Convertible Notes by the Company and warrants to purchase up to an aggregate of approximately 15,000,000 shares of Common Stock at an exercise price of $0.25 per share. As of December 31, 2015, $2.95 million Convertible Notes were outstanding. The proceeds from this financing was used to pay a $2 million refundable deposit in connection with the Merger, to fund approximately $1.3 million of interest payments to certain of our lenders and for the Company’s working capital and accounts payables.

The Convertible Notes bear interest at a rate of 12% per annum, payable at maturity on June 30, 2016. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our common stock at a conversion price of $0.50. The Convertible Notes may be prepaid in whole or in part by paying all or a portion of the principal amount to be prepaid together with accrued interest thereon to the date of prepayment at a premium of 103% for the first 120 days and a premium of 105% thereafter, so long as no Senior Debt is outstanding. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest, subject to certain subordination provisions.

The Purchasers include certain related parties of the Company, including Abraham Mirman, our Chief Executive Officer and a member of the Board of Directors ($750,000 including the short-term note exchange investment), the Bruin Trust, an irrevocable trust managed by an independent trustee and whose beneficiaries include the adult children of Ronald D. Ormand, Chairman of the Company’s Board of Directors ($1.15 million) and Pierre Caland through Wallington Investment Holdings, Ltd. ($300,000), who holds more than 5% of our Common Stock.

Certain of the Company’s officers, directors and consultants who the Company entered into short-term note agreements with in 2015, also entered into note exchange agreements, whereby the short-term noteholder agreed to exchange all of the Company’s outstanding obligations under such short-term notes, which as of December 29, 2015 had outstanding obligations of $750,002, into the Convertible Notes at a rate, expressed in principal amount of Convertible Notes equal to $1.00 for $1.00, in exchange for the cancellation of the short-term notes, with all amounts due thereunder being cancelled and deemed to have been paid in full, including any accrued but unpaid interest.

The short-term noteholders include certain related parties of the Company, including Abraham Mirman, the Chief Executive Officer and a director of the Company ($250,000), General Merrill McPeak, a director of the Company ($250,000), and Nuno Brandolini, a director of the Company ($150,000).

Additionally, on March 18, 2016, the Company issued an additional aggregate principal amount of $500,000 in Convertible Notes and warrants to purchase up to 2.0 million shares of our Common Stock. The terms and conditions of the Convertible Notes are identical to those of the Convertible Notes issued previously with the exception of the maturity date, which is April 1, 2017.

The Purchasers include a related party of the Company, R. Glenn Dawson, a director of the Company ($50,000).

Abraham Mirman

Abraham Mirman, the Chief Executive Officer and a director of the Company, is an indirect owner of a group which converted approximately $220,000 of Debentures in connection with the $9.00 million of Debentures converted in January 2014, and was paid $10,000 in interest at the time of the Debenture conversion.

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

Additionally, as discussed below, on January 31, 2014, the Company entered into the First Conversion Agreement with the holders of the Debentures, which also included The Bralina Group, LLC, in which Mr. Mirman has voting and dispositive power,

In April 2014, the Company appointed Abraham Mirman to serve as the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Mirman was employed by T.R. Winston & Company, LLC, or TRW, as its Managing Director of Investment Banking and until September 2014 continued to devote a portion of his time to serving in that role. In connection with the appointment of Mr. Mirman, the Company and TRW amended the investment banking agreement in place between the Company and TRW at that time to provide that, upon our receipt of gross cash proceeds or drawing availability of at least $30.00 million, measured on a cumulative basis and including certain restructuring transactions, subject to the Company’s continued employment of Mr. Mirman, TRW would receive from the Company a lump sum payment of $1.00 million. Mr. Mirman’s compensation arrangements with TRW provided that upon TRW’s receipt from the Company of the lump sum payment, TRW would make a payment of $1 million to Mr. Mirman. The Board determined in September 2014 that the criteria for the lump sum payment had been met. Mr. Mirman also received, as part of his compensation arrangement with TRW, the 100,000 shares of Common Stock that were issued to TRW in conjunction with the investment banking agreement.

G. Tyler Runnels and T.R. Winston

The Company has participated in several transactions with TRW, of which G. Tyler Runnels, a former member of the Board of Directors, is chairman and majority owner. Mr. Runnels also beneficially holds more than 5% of Common Stock, including the holdings of TRW and his personal holdings, and has personally participated in certain transactions with the Company.

On January 22, 2014, the Company paid TRW a commission equal to $486,000 (equal to 8% of gross proceeds at the closing of the January 2014 private placement). Of this $486,000 commission, $313,750 was paid in cash and $172,250 was paid in 86,125 Units. In addition, the Company paid TRW a non-accountable expense allowance of $182,250 (equal to 3% of gross proceeds at the closing of the January 2014 private placement) in cash. If the participation of certain of the Company’s current and former officers and directors, who remain committed, is approved by stockholders, the Company will pay TRW an additional commission. The Units issued to TRW were the same Units sold in the January 2014 private placement and were invested in the January 2014 private placement.

On January 31, 2014, the Company entered into a conversion agreement with all of the holders of the Debentures, including TRW and Mr. Runnels’ personal trust, or the First Conversion Agreement. Under the terms of the First Conversion Agreement, $9.0 million of the approximately $15.6 million in Debentures outstanding as of January 30, 2014 immediately converted to shares of Common Stock at a price of $2.00 per common share. As additional inducement for the conversions, the Company issued warrants to the converting Debenture holders to purchase one share of Common Stock, at an exercise price equal to $2.50 per share, for each share of Common Stock issued upon conversion of the Debentures. TRW acted as the investment banker for the First Conversion Agreement and was compensated by being issued 225,000 shares of Common Stock valued at a market price of $3.05 per share. During the year ended December 31, 2014, the Company valued the investment banker compensation at $686,000.

On May 19, 2014, the Company and the holders of the Debentures agreed to extend the maturity date under the Debentures until August 15, 2014, and on June 6, 2014, they agreed to further extend the maturity date under the Debentures from August 15, 2014 to January 15, 2015. In January 2015, the Company entered into an extension agreement which extends the maturity date of the Debentures until January 8, 2018. Upon completion of the conversion of the remaining Debentures, TRW will be entitled to an additional commission.

On October 6, 2014, the Company entered into a letter agreement, or the Waiver, with the holders of the Debentures, including TRW and Mr. Runnels’ personal trust. Pursuant to the Waiver, the holders of the Debentures agreed to waive any Event of Default (as that term is defined in the Debentures) that may have occurred prior to the date of the Waiver, including any default in connection with the Hexagon term loan, and to rescind and annul any acceleration or right to acceleration that may have been triggered thereby. In exchange for the Waiver, the Company agreed that TRW, as representative for the holders of the Debentures, would have the right to nominate two qualified individuals to serve on the Board. Mr. Runnels is one of the qualified nomination designees which TRW had elected to place on the Board.

On March 28, 2014, the Company entered into a Transaction Fee Agreement with TRW in connection with the May private placement, or the Transaction Fee Agreement. Pursuant to the Transaction Fee Agreement, the Company agreed to compensate TRW 5% of the gross proceeds of the May private placement, plus a $25,000 expense reimbursement. On April 29, 2014, the Company and TRW amended the Transaction Fee Agreement to increase TRW’s compensation to 8% of the gross proceeds, plus an additional 1% of the gross proceeds as a non-accountable expense reimbursement in addition to the $25,000 originally contemplated. All fees were netted against gross proceeds from the May private placement.

On May 30, 2014, the Company paid TRW a commission equal to $600,000 (equal to 8% of gross proceeds at the closing of the May private placement). Of this $600,000 commission, $51,850 was paid in cash to TRW, $94,150 was paid in cash to other brokers designated by TRW, and remaining $454,000 was invested by TRW into shares of Series A 8% Convertible Preferred Stock. In addition, the Company paid TRW a non-accountable expense allowance of $75,000 (equal to 1% of gross proceeds at the closing of the May private placement) in cash.

On June 6, 2014, TRW executed a commitment to purchase or affect the purchase by third parties of an additional $15 million in Series A 8% Convertible Preferred Stock, to be consummated within ninety (90) days thereof. The agreement was subsequently extended and expired on February 22, 2015. On February 25, 2015, the Company and TRW agreed in principal to a replacement commitment, pursuant to which TRW has agreed that, at the request of the Board, TRW would purchase or effect the purchase by third parties of an additional $7.5 million in Series A 8% Convertible Preferred Stock, to be consummated no later than February 23, 2016, with all other terms substantially the same as those of the original commitment, which has not occurred.

Ronald D. Ormand

On March 20, 2014, the Company entered into an Engagement Agreement, or the MLV Engagement Agreement, with MLV in September of 2015. Pursuant to the Engagement Agreement, MLV acted as the Company’s exclusive financial advisor. Ronald D. Ormand, director of the Company since February 2015 and chairman of the Board of Directors as of January 2016, was the former Managing Director and Head of the Energy Investment Banking Group at MLV until January 2016. The Engagement Agreement provided for a fee of $25,000 to be paid monthly to MLV, subject to certain adjustments and other specific fee arrangements in connection with the nature of financial services being provided. The term of the MLV Engagement Agreement expired on October 31, 2015.

The Company expensed $150,000 and $50,000 for the years ended December 31, 2015 and 2014, respectively. A total of $150,000 was paid to MLV for the year ended December 31, 2014. On May 27, 2015, MLV agreed to take $150,000 of its accrued fees Common Stock and was issued 75,000 shares in lieu of cash payment. The closing share price on May 27, 2015 was $1.56.

Hexagon, LLC

Hexagon, LLC, or Hexagon, our former primary lender, still holds over 5% of the Company’s Common Stock.

The Company was a party to three term loan credit agreements dated as of January 29, 2010, March 25, 2010, and April 14, 2010, respectively, which collectively, are referred to as the credit agreements with Hexagon. On April 15, 2013, the Company and Hexagon agreed to amend the credit agreements to extend their maturity dates to May 16, 2014. Pursuant to the amendment, Hexagon agreed to (i) reduce the interest rate under the credit agreements from 15% to 10% beginning retroactively with March 2013, (ii) permit the Company to make interest only payments for March, April, May, and June 2013, after which time the minimum secured term loan payment became $0.23 million, and (iii) forbear from exercising its rights under the term loan credit agreements for any breach that may have occurred prior to the amendment. In consideration for the extended maturity date, the reduced interest rate and minimum loan payment under the secured term loans, the Company provided Hexagon an additional security interest in 15,000 acres of its undeveloped acreage.

In addition, Hexagon and its affiliates had interests in certain of the Company’s wells independent of Hexagon’s interests under the term loans, for which Hexagon or its affiliates receive revenue and joint-interest billings.

On September 2, 2014, the Company entered into the Final Settlement Agreement with Hexagon, to settle all amounts payable by the Company pursuant to existing credit agreements with Hexagon that were secured by the Hexagon Collateral. Pursuant to the Final Settlement Agreement, in exchange for full extinguishment of all amounts payable ($15.1 million in principal and interest) pursuant to the credit agreements and related promissory notes, the Company agreed to assign to Hexagon all of the Hexagon Collateral, and issued to Hexagon $2.0 million in a new series of 6% Redeemable Preferred Stock. The Final Settlement Agreement also prohibited Hexagon from selling or otherwise disposing of any shares of Common Stock held by Hexagon until February 29, 2016. In addition, pursuant to the Final Settlement Agreement, the Company and Hexagon each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or may have, including claims relating to the credit agreements.

Officers and Directors

As discussed above, on January 31, 2014, the Company entered into the First Conversion Agreement with the holders of the Debentures, which also included W. Phillip Marcum, the Company’s then Chief Executive Officer, and A. Bradley Gabbard, the Company’s then Chief Financial Officer.

Employment Agreements with Officers

See Note 12—Share Based and Other Compensation.

Compensation of Directors

See Note 12—Share Based and Other Compensation.

NOTE 10 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
U.S. Federal:
Current	$-	$-
Deferred	(10,559,507)	(5,279,080)

State and local:
Current	-	-
Deferred	(914,239)	(337,066)
	(11,473,746)	(5,616,146)
Change in valuation allowance	11,473,746	5,616,146
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Deferred tax assets:
Oil and gas properties and equipment	$3,448,288	$-
Net operating loss carry-forward	41,375,037	37,857,532
Share based compensation	1,278,948	1,290,482
Abandonment obligation	76,826	72,365
Derivative instruments	20,561	142,434
Accrued liabilities	36,944	132,574
Debt conversion costs	502,048	477,439
Other	29,555	28,937
Total deferred tax asset	47,168,207	40,001,763
Valuation allowance	(47,168,207)	(35,694,459)
Deferred tax asset , net of valuation allowance	$-	$4,307,304

Deferred tax liabilities:
Oil and gas properties and equipment	$-	$(4,307,304)
Total deferred tax liability	-	(4,307,304)
Net deferred tax asset (liability)	$-	$-

Reconciliation of the Company’s effective tax rate to the expected U.S. federal tax rate is:

	For the Year Ended December 31,
	2015	2014
Effective federal tax rate	34.00%	34.00%
State tax rate, net of federal benefit	2.94%	2.17%
Change in fair value derivative liability	1.42%	-7.03%
Conversion inducement expense	-%	-8.47%
Debt discount amortization	-0.01%	-1.08%
Share based compensation differences and forfeitures	-4.18%	-%
Change in rate	0.01%	-1.28%
Other permanent differences	-1.06%	1.44%
Valuation allowance	-35.46%	-19.75%
Net	-%	-%

The Company is in the process of filing its federal and state tax returns for the years ended April 30, 2011, December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015. The net operating losses for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2015 and 2014, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $112.0 million and $106.8 million, respectively, available to offset future taxable income. To the extent not utilized, the net operating loss carry-forwards as of December 31, 2015 will expire beginning in 2027 through 2035. The net operating loss carryovers may be subject to reduction or limitation by application of Internal Revenue Code Section 382 from the result of ownership changes. A full Section 382 analysis has not been prepared and the Company's net operating losses could be subject to limitation under Section 382.

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

As of December 31, 2015 and 2014, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use the Company’s deferred tax assets and determined that it is not more-likely-than-not that the deferred tax assets would be realized in the near future. Therefore, the Company recorded a full valuation allowance of approximately 47.2 million and $35.7 million on its deferred tax assets as of December 31, 2015 and 2014, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

As of December 31, 2015, the Company has 100,000,000 shares of Common Stock authorized, 10,000,000 shares of Series A Preferred Stock, and 7,000 shares of Conditionally Redeemable 6% Preferred Stock authorized. Of the shares authorized, 29,166,590 shares of Common Stock, 7,500,000 shares of Series A Preferred Stock, and 2,000 shares of Conditionally Redeemable 6% Preferred Stock were issued and outstanding.

During the year ended December 31, 2014, the Company issued 9,348,213 shares of Common Stock including 2,959,125 issued in connection with the January 2014 Private Placement, 4,366,726 shares issued in connection with the January 2014 conversion of Debentures, 225,000 shares issued for placement fees in connection with the January 2014 Debenture conversion, 1,396,129 shares issued for interest owed in connection with outstanding Debentures, 327,901 shares issued for the vesting of restricted stock grants to employees, board members, or consultants, and 90,000 shares issued to consultants for professional services received.

During the year ended December 31, 2015, the Company granted 870,015 shares of Common Stock including 795,015 shares issued for restricted stock to employees and board members and 75,000 issued to consultants for professional services valued at $365,002.

January 2014 Private Placement

In January 2014, the Company entered into and closed a series of subscription agreements with accredited investors, pursuant to which the Company issued an aggregate of 2,959,125 units, with each unit consisting of (i) one share of Common Stock for $2.00 a share and (ii) one three-year warrant to purchase one share of Common Stock at an exercise price equal to $2.50 per share (together, the “Units”), for a purchase price of $2.00 per Unit, for aggregate gross proceeds of $5.24 million (the “January Private Placement”).  The warrants became exercisable in July 2014. As of February 23, 2015, neither the Common Stock issued in the January Private Placement nor the Common Stock underlying the warrants has been registered for resale. The Company intends to file a resale registration statement during the year 2015 that will cover the Common Stock issued in the private placement and the Common Stock underlying the warrants. The Company valued the warrants within the Unit, utilizing a Black Scholes Option Pricing Model using a volatility calculation of 65%, risk free rate at the date of grant, and a 3 year term, the relative fair value allocated to warrants were approximately $1.68 million. The Company paid TRW 243,000 warrants valued using the Black Scholes option model at $203,000 and cash of approximately $668,000 million in financing fees to TRW, of which approximately $172,000 was reinvested into the private placement.

May 2014 Private Placement - Series A 8% Convertible Preferred Stock

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

In connection with issuance of the Series A Preferred Stock, the beneficial conversion feature (“BCF”) was valued at $2.21 million and the fair value of the warrant was valued at $1.35 million. The aggregate value of the Series A Preferred Stock and warrant, valued at $3.56 million, was considered a deemed dividend and the full amount was expensed immediately. The Company determined the transaction created a beneficial conversion feature which is calculated by taking the net proceeds of $6.79 million and valuing the warrants as of May 2014, utilizing a Black Scholes option pricing model. The inputs for the pricing model are: $2.48 market price per share; exercise price of $2.89 per share; expected life of 3 years; volatility of 70%; and risk free rate of 0.20%. The Company calculated the total consideration given to be $8.40 million comprised of $6.80 million for the Series A Preferred and $1.6 million for the warrants. The Company deemed the value of the beneficial conversion feature to be $2.21 million and immediately accreted that amount as a deemed dividend. As of December 31, 2015, the Company has accrued a cumulative dividend for $600,000.

Conditionally Redeemable 6% Preferred Stock

In August 2014, the Company designated 2,000 shares of its authorized preferred stock as Conditionally Redeemable 6% Preferred Stock, or the Redeemable Preferred. All 2,000 shares of Redeemable Preferred were issued in September 2014, pursuant to the Settlement Agreement with Hexagon. The Redeemable Preferred has the same par value and stated value characteristics as the Series A Preferred Stock, yet the Conditionally Redeemable 6% Preferred Stock is not convertible into Common Stock or any other securities of the Company. Except as otherwise required by law, holders of the Redeemable Preferred shall not be entitled to voting rights.

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. As of December 31, 2015, the Company has accrued a cumulative dividend of $120,000. The total outstanding Redeemable Preferred was valued at approximately $1.17 million at December 31, 2015.

Debenture Interest

During the year ended December 31, 2014, the Company issued 1,396,129 shares of Common Stock for payment of yearly interest expense on the Debentures valued at $1.19 million.  The interest option price is calculated using a 10 day VWAP discounted by 5% and applied to the outstanding interest.

Warrants

A summary of warrant activity for the twelve months ended December 31, 2015 and 2014:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2014	6,773,913	5.24
Warrants issued in connection with conversion of debt	4,500,011	2.50
Warrants issued in connection with January 2014 private placement	2,959,124	2.50
Warrants issued to TR Winston as placement fee in January 2014 private placement	243,000	2.50
Warrants issued with Series A Preferred shares in May 2014	1,556,017	2.89
Warrants issued to Bristol (consultant)	1,000,000	2.00
Warrants issued to MDC (consultant)	100,000	2.00
Warrants issued to MDC (consultant)	250,000	2.33
Exercised, forfeited, or expired	(375,000)	(2.50)
Outstanding at December 31, 2014	17,007,065	$3.59
Warrants issued to consultants	600,000	1.63
Warrants issued to Heartland	225,000	2.50
Warrants issued with Convertible Notes	11,800,008	.25
Exercised, forfeited, or expired	(4,848,912)	(6.13)
Outstanding at December 31, 2015	24,783,161	$1.48

The aggregate intrinsic value associated with outstanding warrants was zero at December 31, 2015 and 2014, respectively, as the strike price of all warrants exceeded the market price for Common Stock, based on the Company’s closing Common Stock price of $0.21 and $.72, respectively. The weighted average remaining contract life was 2.13 years and 1.71 years as of December 31, 2015 and 2014.

During the year ended December 31, 2015 and 2014, the Company issued warrants to purchase Common Stock for professional services. The warrants were valued using a Black -Scholes option pricing model and $425,000 and $678,000 were expensed immediately for the years ended December 31, 2015 and 2014, respectively. For a discussion of the assumptions used to value the warrants see Note 6 —Fair Value of Financial Instruments.

NOTE 12 - SHARE BASED AND OTHER COMPENSATION

Share-Based Compensation

In September 2012, the Company adopted the 2012 Equity Incentive Plan (the “EIP”). The EIP was amended by the stockholders June 27, 2013, November 13, 2013 and December 29, 2015. As of December 31, 2015, up to 10,000,000 shares of Common Stock are authorized for grant pursuant to the EIP. Each member of the Board of Directors and the management team has been periodically awarded stock options and/or restricted stock grants, and in the future may be awarded such grants under the terms of the EIP.

The value of employee services received in exchange for an award of equity instruments are based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the year ended December 31, 2015, the Company granted 1,145,013 shares of restricted Common Stock and 4,800,000 options to purchase shares of Common Stock, to employees and directors. Also during the year ended December 31, 2015, the Company forfeited or cancelled 807,414 shares of restricted Common Stock and 2,300,000 stock options previously issued in connection with the termination of certain employees and directors. For the year ended December 31, 2015, stock based compensation was valued at $2.66 million. As a result, as of December 31, 2015, the Company had 1,009,373 restricted shares of Common Stock and 6,083,333 options to purchase shares of Common Stock outstanding to employees and directors. Options issued to employees and directors vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds. During the year ended December 31, 2015, the Company also issued 75,000 shares of Common Stock to consultants for professional services which was not pursuant to an equity compensation plan.

During the year ended December 31, 2014, the Company granted 324,860 shares of restricted Common Stock and 2,150,000 stock options, to employees, directors and consultants. Also during the year ended December 31, 2014, the Company forfeited 390,667 shares of restricted Common Stock and 2,366,667 stock options previously issued in connection with the termination of certain employees, directors and consultants. As a result, as of December 31, 2014, the Company had 1,630,667 restricted shares and 3,583,333 options to purchase common shares outstanding to employees and directors. Options issued to employees vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds.

Compensation Costs

	As of December 31, 2015			As of December 31, 2014
(Dollar amounts in thousands)	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed	$2,191	$469	$2,660	$1,242	$515	$1,757
Unamortized stock-based compensation costs	$2,091	$266	$2,357	$243	$107	$350
Weighted average amortization period remaining*	2.18	1.05		2.75	1.01

* Only includes directors and employees which the options vest over time instead of performance criteria which the performance criteria has not been met as of December 31, 2015 and 2014, respectively.

	As of December 31,
Statement of Cash Flows:	2015	2014
Common stock issued to investment bank for fees related to conversion of convertible debentures	$-	$686,250
Equity instruments issued for services and compensation	3,449,775	2,739,699
Non-equity (derivative) Bristol Warrant	-	965,016
Total non-cash compensation in Statement of Cash Flows	3,449,775	4,390,965
Fair value of warrants issued with convertible Bridge financing	1,221,711	-
Total non-cash	$4,671,486	$4,390,965

Statement of Stockholder’s Equity :
Common stock issued for BOD fees	$215,002	$-
Common stock issued for placement fees in connection with January 2014 conversion of convertible debt	-	686,250
Stock based compensation for vesting of restricted stock	468,863	514,804
Stock based compensation for issuance of stock options	2,191,274	1,242,256
Common stock issued for professional services	150,000	305,049
Fair value of warrants issued for professional services	424,636	677,590
Fair value of warrants issued with bridge financing	1,221,711	-
Total non-cash compensation in Statement of Stockholders’ Equity	4,671,486	3,425,949
Non-equity (derivative ) Bristol Warrant	-	965,016
Total non-cash	$4,671,486	$4,390,965

Restricted Stock

A summary of restricted stock grant activity for the years ended December 31, 2015 and 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014	2,024,375	2.30

Granted	324,860	2.66
Issued	(327,901)	1.88
Forfeited	(390,667)	2.27
Outstanding at December 31, 2014	1,630,667	2.44

Granted	1,145,013	0.90
Issued	(778,346)	0.66
Forfeited	(128,333)	2.45
Outstanding at December 31, 2015	1,869,000	1.23

As of December 31, 2015, the Company had 1,519,001 shares vested but unissued and total unrecognized compensation cost related to the 349,999 unvested shares of restricted stock was approximately $266,000, which is expected to be recognized over a weighted-average remaining service period of 1.05 years.

During the year ended December 31, 2015 and 2014, the Company issued restricted stock for professional services. The restricted stock issued was valued at the fair market value at the date of grant and vested over the useful life of the service contract. During the years ended December 31, 2015 and 2014 the Company amortized $469,000 and $515,000, respectively relating to these contracts.

Stock Options

A summary of stock options activity for the years ended December 31, 2015 and 2014 is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	3,800,000	$2.02

Granted	2,150,000	$2.68
Exercised	-	-
Forfeited or cancelled	(2,366,667)	(2.39)
Outstanding at December 31, 2014	3,583,333	$2.16	1,383,333	$4.24

Granted	4,800,000	$1.26
Exercised	-
Forfeited or cancelled	(2,300,000)	$(2.46)
Outstanding at December 31, 2015	6,083,333	$1.46	2,966,666	$4.10

As of December 31, 2015, total unrecognized compensation costs relating to the outstanding options was $3.74 million, which is expected to be recognized over the remaining vesting period of approximately 3.58 years.

The outstanding options do not have any intrinsic value at year end, as their weighted average price is greater than the trading price at December 31, 2015. The average life of the options is 3 years and has no intrinsic value as of December 31, 2014.

During the year ended December 31, 2015 and 2014, the Company issued options to purchase shares of Common Stock to certain officers and directors. The options are valued using a Black Scholes model and amortized over the life of the option. During the years ended December 31, 2015 and 2014 the Company amortized $2.19 million and $515,000, respectively relating to options outstanding.

Employment and Separation Agreements

Mr. Mirman

In connection with his appointment as the Company’s President, the Company entered into an Employment Agreement with Mr. Mirman, dated September 16, 2013. The agreement provides, among other things, that Mr. Mirman would receive an annual salary of $240,000 which was deferred until the Company successfully consummated a financing of any kind of not less than $2 million in gross proceeds. Additionally, he was granted 100,000 shares of Common Stock, which vested immediately and were fully paid and non-assessable as an inducement for joining the Company. Mr. Mirman was granted an option to purchase 600,000 shares of Common Stock, at a strike price equal to the Company’s closing share price on the September 16, 2013, to become exercisable upon the date the Company achieved certain conditions specified in the agreement. The Board determined in September 2014 that those criteria had been met and consequently the options vested. Mr. Mirman was also provided an incentive bonus package and an additional stock option grant contingent on the Company’s achievement of certain additional performance conditions. The Company engaged a third-party to complete a valuation of this incentive bonus and not having been paid out, has been recorded as a liability and valued at each reporting period.

Effective as of March 30, 2015, the Company entered into an amended and restated employment agreement with Mr. Mirman, which replaced the prior agreement. The agreement has a three year term and provides for a $100,000 cash bonus due upon signing, base compensation of $350,000 per year, plus 2,000,000 options to purchase shares of Common Stock where one-third of the options vest immediately and two-thirds vest in two annual installments on each of the next two anniversaries of the grant date (the “Unvested Shares”). The Unvested Shares were subject to the approval of the stockholders of an increase in the number of shares available for grant under the Plan, which was approved on December 29, 2015. The agreement also allows for additional bonuses due based on the Company’s achievement of certain performance thresholds.

Mr. Nanke

In connection with the appointment of Mr. Nanke as the Company’s Executive Vice President and Chief Financial Officer, the Company entered into an executive employment agreement with Mr. Nanke, dated March 6, 2015. Pursuant to the terms of the agreement, Mr. Nanke will serve as the Company’s Executive Vice President and Chief Financial Officer until his employment is terminated in accordance with the terms of the agreement. The agreement provides, among other things, that Mr. Nanke will receive an annual salary of $240,000. Additionally, as of the effective date of the agreement, Mr. Nanke was granted (i) 100,000 restricted shares of Common Stock; (ii) paid a cash signing bonus of $100,000; and (iii) an incentive stock option to purchase up to 750,000 shares of Common Stock, which vests in equal installments on each of the next three anniversaries of the effective date of the agreement. Mr. Nanke will also receive a cash incentive bonus if certain production thresholds are achieved by the Company and a performance bonus of $100,000 if the Company achieves certain goals set forth in the agreement. In addition, the agreement provides for the payment of severance to Mr. Nanke in connection with termination of his employment in certain circumstances, including termination by the Company without “cause” or upon Mr. Nanke’s resignation for “good reason,” in each case subject to Mr. Nanke’s execution, non-revocation and delivery of a release agreement.

Ms. Fuchs

In connection with the appointment of Ms. Fuchs as the Company’s General Counsel, the Company entered into an executive employment agreement with Ms. Fuchs dated March 16, 2015. Pursuant to the terms of the agreement, Ms. Fuchs will serve as the Company’s General Counsel until her employment is terminated in accordance with the terms of the agreement. The agreement provides, among other things, that Ms. Fuchs will receive an annual salary of $230,000. Additionally, as of the effective date of the agreement, Ms. Fuchs was granted (i) 50,000 restricted shares of Common Stock and (ii) an incentive stock option to purchase up to 300,000 shares of Common Stock, which vests in equal installments on each of the next three anniversaries of the effective date if the agreement. Ms. Fuchs will also receive a cash incentive bonus if certain production thresholds are achieved by the Company. In addition, the agreement provides for the payment of severance to Ms. Fuchs in connection with termination of her employment in certain circumstances, including termination by the Company without “cause” or upon Ms. Fuchs’s resignation for “good reason,” in each case subject to Ms. Fuchs’s execution, non-revocation and delivery of a release agreement.

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

Upon his appointment to Interim Chief Financial Officer in May of 2014, Mr. Ulwelling did not immediately enter into a new employment agreement and his original employment agreement remained in effect until February of 2015, when an executive employment agreement was entered into, dated as of February 19, 2015, appointing him as the Company’s Chief Financial Officer. That agreement remained in effect as to his role of Principal Accounting Officer and Controller through the date of his resignation on October 15, 2015.

Pursuant to the terms of the agreement, Mr. Ulwelling served as the Company’s Principal Accounting Officer and Controller until his employment terminated. The agreement provided, among other things, that Mr. Ulwelling would receive an annual salary of $175,000. Additionally, as of the effective date of the agreement, Mr. Ulwelling was (i) granted an option to purchase 400,000 shares of Common Stock, with an exercise price equal to the greater of fair market value on the effective date or $2.50 per share, of which one-fourth of the option vested immediately, and the remainder of the option was to vest in equal installments on each of the next three anniversaries of the effective date. Mr. Ulwelling had the opportunity to receive a discretionary annual bonus equal to 50% of his base salary, based on achievement of annual target performance goals established by the Company’s compensation committee. In addition, the agreement provided for the payment of severance to Mr. Ulwelling in connection with termination of his employment in certain circumstances, including termination by the Company without “cause” or upon Mr. Ulwelling’s resignation for “good reason,” in each case subject to Mr. Ulwelling’s execution, non-revocation and delivery of a release agreement.

In October 2015, in connection with his resignation from all positions with the Company, Mr. Ulwelling forfeited 28,333 unvested restricted stock awards and 300,000 stock option awards.

W. Phillip Marcum

In April 2014, the Company entered into a separation agreement (the “Marcum Agreement”) with W. Phillip Marcum, its former Chief Executive Officer, in connection with his resignation from his positions with the Company. The Marcum Agreement provides, among other things, that, consistent with his resignation for good reason under his Employment Agreement, the Company would pay him 12 months of severance through payroll continuation, in the gross amount of $220,000, less all applicable withholdings and taxes, that all stock options held by Mr. Marcum as of the time of his termination would immediately vest, and that Mr. Marcum would remain eligible to receive any performance bonus granted by the Company to its senior executives with respect to Company and/or executive performance in 2013. In addition, the Marcum Agreement provides that the Company would pay Mr. Marcum $150,000 in accrued base salary for his service in 2013, less all applicable withholdings and taxes, in exchange for Mr. Marcum’s forfeiture of the 93,750 shares of unvested restricted Common Stock of the Company that was issued to Marcum in June 2013 in lieu of such base salary. Mr. Marcum may elect to apply amounts payable under the Marcum Agreement against his commitment to invest $125,000 in the Company’s previously disclosed private offering, upon stockholder approval of the participation of the Company’s officers and directors in that offering. The Marcum Agreement also contains certain mutual non-disparagement covenants, as well as certain mutual confidentiality, non-solicitation and non-compete covenants. In addition, Mr. Marcum and the Company each mutually released and discharged all known and unknown claims against the other and their respective representatives that they had or presently may have, including claims relating to Mr. Marcum’s employment. The Marcum Agreement effectively terminated the previously disclosed Employment Agreement entered into between Mr. Marcum and the Company, dated as of June 25, 2013, and all items were immediately accrued.

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

A .Bradley Gabbard

In May 2014, in connection with his resignation as CFO of the Company, A. Bradley Gabbard forfeited the 200,000 options that were unvested at the time of his termination, in accordance with the terms of the EIP. At the date of his resignation, the Company recorded a credit of approximately $0.07 million into the stockholder employee compensation expense account. Additionally, Mr. Gabbard forfeited his 52,084 shares of unvested restricted stock, for which the Company recorded a reversal of approximately $59,000.

Board of Directors

For the year ended December 31, 2015, in connection with the execution of amended non-employee director award agreements each non-employee director was issued 100,000 shares of restricted Common Stock for a value of $165,000 and a total of 545,013 shares of restricted Common Stock 20were issued as stock in lieu of cash fees and director appointment anniversary awards.

For the year ended December 31, 2015, the Company granted 1.35 million options to purchase Common Stock to certain directors, net of 2,000,000 million options granted and forfeited in 2015, described in more detail above. Additionally, the Company cancelled 300,000 options for a certain officer that is no longer with the Company.

For the year ended December 31, 2014, in connection with the execution of amended independent award agreements, each director was issued 31,250 shares of restricted Common Stock in lieu of a portion of their cash salaries, a total of 93,750 shares for three directors, for a value of $150,000.

For the year ended December 31, 2014, the Company granted 650,000 options to purchase Common Stock to certain officer and directors, net of 1,500,000 million options granted and forfeited in 2014, described in more detail above. Additionally, the Company cancelled 867,000 options for certain officers and directors that are no longer with the Company.

NOTE 12 SUBSEQUENT EVENTS

Convertible Notes

In January, the Company issued an additional $800,000 in Convertible Notes. The aggregate principal amount of Convertible Notes issued from December 29, 2015 through January 5, 2016, was $3.75 million.

Additionally, on March 18, 2016, the Company issued an additional aggregate principal amount of $500,000 of Convertible Notes, which have the same terms and conditions as the Convertible Notes with the exception of the maturity date, which is April 1, 2017. The proceeds were used to make advances to Brushy for payment of operating expenses pending completion of the Merger. If the Merger is not completed, these amounts are subject to repayment by Brushy.

Director Fees.

In connection with certain of the non-employee director appointment anniversaries and quarterly Board fees pursuant to each non-employee director award agreement, the Company issued an additional 1,308,335 shares of restricted stock subsequent to year end.

NOTE 13- SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The following table sets forth information for the years ended December 31, 2015 and 2014 with respect to changes in the Company's proved (i.e. proved developed and undeveloped) reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)
December 31, 2013	842,719	2,564,277
Purchase of reserves	-	-
Revisions of previous estimates	(127,574)	(862,412)
Extensions, discoveries	579,991	2,715,870
Sale/conveyance of reserves	(361,901)	(102,540)
Production	(33,508)	(77,954)
December 31, 2014	899,727	4,237,241
Purchase of reserves	-	-
Revisions of previous estimates	(859,230)	(4,063,500)
Extensions, discoveries	-	-
Sale of reserves	-	-
Production	(7,067)	(32,291)
December 31, 2015	33,430	141,450

Proved Developed Reserves, included above:
Balance, December 31, 2013	170,531	313,358
Balance, December 31, 2014	50,185	197,146
Balance, December 31, 2015	33,430	141,450
Proved Undeveloped Reserves, included above:
Balance, December 31, 2013	672,188	2,250,920
Balance, December 31, 2014	849,542	4,040,095
Balance, December 31, 2015	-	-

As of December 31, 2015 and December 31, 2014, the Company had estimated proved reserves of 33,430 and 899,727 barrels of oil, respectively and 141,450 and 4,237,241 thousand cubic feet ("MCF") of natural gas converted to BOE, respectively.  The Company’s reserves are comprised of 59% and 56% crude oil and 41% and 44% natural gas on an energy equivalent basis, as of December 31, 2015 and December 31, 2014, respectively.

The following values for the December 31, 2015 and December 31, 2014 oil and gas reserves are based on the 12 month arithmetic average first of month price January through December 31; resulting in a natural gas price of $2.79 and $6.70 per MMBtu (NYMEX price), respectively, and crude oil price of $42.59 and $82.77 per barrel (West Texas Intermediate price), respectively. All prices are then further adjusted for transportation, quality and basis differentials.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves:

	For the Year Ended December 31,
	(in thousands)
	2015	2014
Future oil and gas sales	$1,819	$96,165
Future production costs	(983)	(22,895)
Future development costs	-	(28,388)
Future income tax expense (1)	-	-
Future net cash flows	836	44,882
10% annual discount	(375)	(21,628)
Standardized measure of discounted future net cash flows	$608	$23,254

The principal sources of change in the standardized measure of discounted future net cash flows are (in thousands):

	2015	2014
Balance at beginning of period	$23,254	$23,342
Sales of oil and gas, net	(146)	(1,722)
Net change in prices and production costs	(26,115)	(262)
Net change in future development costs	20,626	2,781
Extensions and discoveries	-	16,137
Acquisition of reserves	-	-
Sale / conveyance of reserves	-	(11,514)
Revisions of previous quantity estimates	(19,336)	(7,842)
Previously estimated development costs incurred	-	-
Net change in income taxes	-	-
Accretion of discount	2,325	2,334
Balance at end of period	$608	$23,254

(1)	Calculations of the standardized measure of discounted future net cash flows include the effect of estimated future income tax expenses for all years reported. The Company expects that all of its Net Operating Loss’ (“NOL”) will be realized within future carry forward periods. All of the Company's operations, and resulting NOLs, are attributable to its oil and gas assets. There were no taxes in any year as the tax basis and NOLs exceeded the future net revenue.

A variety of methodologies are used to determine the Company’s proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

