Form 10-Q
period 2016-03-31
LILIS ENERGY, INC.
filed 2016-05-20
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 20, 2016, 31,671,789 shares of the registrant’s common stock were issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, the risk factors discussed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015 and the following factors:

●	we may not realize the expected benefits of our merger with Brushy Resources, Inc.(“Brushy”) quickly or at all;
●	the closing conditions with respect to our merger with Brushy may not be satisfied;
●	it may be more difficult or costly to integrate our business and operations with Brushy’s, it may take longer than anticipated, or it may have unanticipated adverse results relating to our existing business or the combined company’s business;
●	availability of capital on an economic basis, or at all, to fund our capital or operating needs;
●	our level of debt, which could adversely affect our ability to raise additional capital, limit our ability to react to economic changes and make it more difficult to meet our obligations under our debt;
●	restrictions imposed on us under our credit agreement or other debt instruments that limit our discretion in operating our business;
●	failure to meet requirements or covenants under our debt instruments, which could lead to foreclosure of significant core assets;
●	failure to fund our authorization for expenditures from other operators for key projects which will reduce or eliminate our interest in the wells/asset;
●	our history of losses;
●	inability to address our negative working capital position in a timely manner;
●	the inability of management to effectively implement our strategies and business plans;
●	potential default under our secured obligations, material debt agreements or agreements with our investors;
●	estimated quantities and quality of oil and natural gas reserves;
●	exploration, exploitation and development results;
●	fluctuations in the price of oil and natural gas, including further reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
●	availability of, or delays related to, drilling, completion and production, personnel, supplies (including water) and equipment;

●	the timing and amount of future production of oil and natural gas;
●	the timing and success of our drilling and completion activity;
●	lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;
●	declines in the values of our natural gas and oil properties resulting in further write-down or impairments;
●	inability to hire or retain sufficient qualified operating field personnel;
●	our ability to successfully identify and consummate acquisition transactions;
●	our ability to successfully integrate acquired assets or dispose of non-core assets;
●	availability of funds under our credit agreement;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional (especially Rocky Mountain) economic conditions;
●	the strength and financial resources of our competitors;
●	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
●	inability to acquire or maintain mineral leases at a favorable economic value that will allow us to expand our development efforts;
●	inability to successfully develop our large inventory of undeveloped acreage we currently hold on a timely basis;
●	constraints, interruptions or other issues affecting the Denver-Julesburg Basin, including with respect to transportation, marketing, processing, curtailment of production, natural disasters, and adverse weather conditions;
●	technique risks inherent in drilling in existing or emerging unconventional shale plays using horizontal drilling and complex completion techniques;
●	delays, denials or other problems relating to our receipt of operational consents, approvals and permits from governmental entities and other parties;
●	unanticipated recovery or production problems, including cratering, explosions, blow-outs, fires and uncontrollable flows of oil, natural gas or well fluids;
●	environmental liabilities;
●	operating hazards and uninsured risks;
●	data protection and cyber-security threats;
●	loss of senior management or technical personnel;
●	litigation and the outcome of other contingencies, including legal proceedings;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations, including those related to climate change and hydraulic fracturing;
●	anticipated trends in our business;
●	effectiveness of our disclosure controls and procedures and internal controls over financial reporting;
●	changes in generally accepted accounting principles in the United States or in the legal, regulatory and legislative environments in the markets in which we operate; and
●	other factors, many of which are beyond our control.

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, we urge you to carefully review and consider the disclosures made in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015 and other SEC filings, available free of charge at the SEC’s website (www.sec.gov).

LILIS ENERGY, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash	$29,052	$110,022
Restricted cash	10,648	3,777
Accounts receivable (net of allowance of $80,000)	986,057	951,645
Prepaid assets	387,104	75,233
Total current assets	1,412,861	1,140,677

Oil and gas properties (full cost method), at cost:
Evaluated properties	50,096,063	50,096,063
Less accumulated depreciation, depletion, amortization, and impairment	(49,586,309)	(49,573,439)
Oil and gas properties at cost, net	509,754	522,624

Other assets:
Office equipment net of accumulated depreciation of $144,109 and $137,149, respectively.	37,426	44,386
Restricted cash and deposits	2,592,928	2,000,406
Total other assets	2,630,354	2,044,795

Total Assets	$4,552,969	$3,708,093

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)

Liabilities, Redeemable Preferred Stock and Stockholders' Deficiency

Current liabilities:
Dividends accrued on preferred stock	$900,000	$720,000
Accrued expenses for drilling activity	535,938	535,938
Accounts payable	2,411,403	1,331,963
Accrued expenses	3,247,335	2,955,419
Convertible notes – net of discount	1,424,109	673,739
Convertible notes – related parties, net of discount	1,847,496	1,054,552
Term loan – Heartland, net of discount	2,523,837	2,492,069
Convertible debentures, net of discount	6,846,465	6,846,465
Convertible debentures conversion derivative liability	54,429	5,511
Total current liabilities	19,791,012	16,615,656

Long term liabilities:
Asset retirement obligation	211,008	207,953
Warrant liability	74,452	55,655
Total long-term liabilities	285,460	263,608

Total liabilities	20,462,326	16,879,264

Commitments and contingencies

Conditionally redeemable 6% preferred stock, $0.0001 par value: 7,000 shares authorized; 2,000 shares issued and outstanding with a liquidation preference of $2,150,000 as of March 31, 2016	1,496,457	1,172,517

Stockholders’ deficiency
Series A Preferred stock, $0.0001 par value; stated rate $1,000:10,000,000 shares authorized; 7,500 issued and outstanding with a liquidation preference of $8,250,000 as of March 31, 2016.	6,794,000	6,794,000
Common stock, $0.0001 par value: 100,000,000 shares authorized; 29,166,590 shares issued and outstanding as of March 31, 2016 and 27,858,255 issued and outstanding as of December 31, 2015.	2,917	2,786
Additional paid in capital	160,684,200	159,769,184
Accumulated deficit	(184,501,077)	(180,909,658)
Total stockholders' deficiency	(17,019,960)	(14,343,688)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficiency	$4,552,969	$3,708,093

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Oil sales	$36,236	$89,385
Gas sales	3,081	21,943
Operating fees	2,400	6,832
Total revenue	41,717	118,160

Costs and expenses:
Production costs	37,225	20,392
Production taxes	1,928	10,814
General and administrative	1,663,975	2,352,878
Depreciation, depletion, accretion and amortization	22,885	243,580
Impairment of evaluated oil and gas properties	-	5,462,012
Total costs and expenses	1,726,013	8,089,676

Loss from operations	(1,684,296)	(7,971,516)

Other (expenses) income:
Other (expense) income	(1,464)	8
Change in fair value of convertible debentures conversion derivative liability	(48,918)	(112,091)
Change in fair value of warrant liability	(18,798)	(48,962)
Change in fair value of conditionally redeemable 6% preferred stock	(323,940)	45,886
Interest expense	(1,334,003)	(221,610)
Total other expenses	(1,727,123)	(336,769)

Net loss	(3,411,419)	(8,308,285)
Dividends on redeemable preferred stock	(30,000)	(30,000)
Deemed dividend Series A Convertible Preferred Stock	(150,000)	(150,000)
Net loss attributable to common shareholders	$(3,591,419)	$(8,488,285)

Net loss per common share basic and diluted	$(0.12)	$(0.29)
Weighted average shares outstanding:
Basic and diluted	29,152,369	28,803,095

The accompanying notes are an integral part of these condensed financial statements

LILIS ENERGY, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31
	2016	2015
Cash flows from operating activities:
Net loss	$(3,411,419)	$(8,308,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity instruments issued for services and compensation	368,993	816,628
Amortization of deferred financing cost	27,093	24,413
Change in fair value of executive bonus	(222,508)	58,589
Change in fair value of convertible debentures conversion derivative liability	48,918	112,091
Change in fair value of warrant liability	18,798	48,962
Change in fair value of conditionally redeemable 6% preferred stock	323,940	(45,886)
Depreciation, depletion, amortization and accretion of asset retirement obligation	22,885	243,580
Impairment of evaluated oil and gas properties	-	5,462,012
Accretion of debt discount	794,143	10,601
Changes in operating assets and liabilities:
Accounts receivable	(34,412)	(30,502)
Restricted cash	8,712	(145,259)
Prepaid assets	(311,871)	(144,038)
Accounts payable and other accrued expenses	1,593,863	(164,977)
Net cash used in operating activities	(772,865)	(1,732,117)

Cash flows from investing activities:
Deposit on potential merger	(608,105)	-
Drilling capital expenditures	-	(428)
Net cash used in investing activities	(608,105)	(428)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	1,300,000	-
Dividend payments on Preferred Stock	-	(180,000)
Debt issuance costs	-	(266,308)
Proceeds from issuance of term loan	-	3,000,000
Net cash provided by financing activities	1,300,000	2,553,692

Increase (decrease) in cash	(80,970)	821,147
Cash at beginning of period	110,022	509,628
CASH AT END OF THE PERIOD	$29,052	$1,330,775
Supplemental disclosure:
Cash paid for interest	$87,390	$49,665
Cash paid for income taxes	$-	$-

Non-cash transactions:
Fair value of warrants issued as debt discount	$546,155	$56,250

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

NOTE 2 – GOING CONCERN AND MANAGEMENT PLANS

The Company’s financial statements for the three months ended March 31, 2016 have been prepared on a going concern basis.  The Company has reported net operating losses during the three months ended March 31, 2016 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect the Company’s ability to access capital it needs to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

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

Information about our financial position is presented in the following table (in thousands):

	March 31,	December 31,
	2016	2015

Financial Position Summary
Cash and cash equivalents	$29	$110
Working capital (deficit)	$(18,378)	$(15,695)
Balance outstanding on convertible debentures, convertible notes payable and term loan	$12,642	$11,317
Stockholders’ deficiency	$(17,020)	$(14,344)

As of May 20, 2016, the Company’s cash balance was approximately $100,000. The Company has historically financed its operations through the sale of debt and equity securities and borrowings under credit facilities with financial institutions.

For a complete description of the Company’s indebtedness, see Note 6 — Loan Agreements.

Development and Production

During the year ended December 31, 2015, the Company entered into eight joint operating agreements to participate as a non-operator in the drilling of eight horizontal wells. The Company has an average of 3.41% working interest in each of these wells which are being drilled by reliable companies. However, due to capital constraints, the Company was placed in non-consent status. In May, 2016, the Company renegotiated the ability to fund its share of the outstanding drilling operations in the amount of approximately $1.55 million. It paid a $300,000 deposit and is required to pay the balance by June 30, 2016. If full payment is remitted, the Company will regain compliance under each of the joint operating agreements.

Additionally, as of May 20, 2016, the Company was producing approximately 20 BOE a day from eight economically producing wells. Due to a decline in commodity prices, the cash generated from the Company’s production activity is not sufficient to pay its operating costs and the Company does not have sufficient cash to continue operations in the ordinary course.

Proposed Merger with Brushy Resources

On December 29, 2015, the Company entered into a merger agreement with Brushy Resources, Inc. (“Brushy”). Among other conditions to the merger, the Company is required to repay its Term Loan with Heartland Bank in full, convert the $6.85 million outstanding under its 8% Senior Secured Convertible Debentures (the “Debentures”) into Common Stock at $0.50 and convert $7.5 million of its outstanding Series A Preferred Stock into Common Stock at $0.50. In addition, Brushy will have to repay, refinance or negotiate alternative terms with its senior lender prior to completing the Merger. The stockholders’ meeting to vote on the merger and related transactions is scheduled for May 23, 2016.

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

As of March 31, 2016, the Company has paid deposits toward the Merger of approximately of $2.4 million. This amount is recorded in restricted cash and deposits.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, the financial statements do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s accounting policies are described in the Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2015, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three months ended March 31, 2016 no impairment was recorded. During the three months ended March 31, 2015, the Company incurred a $5.46 million impairment on its oil and gas properties.

The present value of estimated future net cash flows was computed by applying a flat oil price to forecast revenues from estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

Accrued Expense

Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations of a particular entity to transfer assets or provide service to other entities in the future as a result of past transactions or events. Below is the break-out of the accrued expense account as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Fair-value of executive compensation and other accrued payroll	$355,063	$720,414
Accrued convertible debenture interest	1,550,724	1,239,210
Board of director fees	175,869	177,847
Accrued professional fees	87,500	90,825
Production taxes	364,647	357,618
Other payables	713,532	367,505
	$3,247,335	$2,955,419

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

The fair value of the Company’s asset retirement obligation liability is calculated at the point of inception by taking into account (i) the cost of abandoning oil and gas wells, which is based on the Company’s and/or industry’s historical experience for similar work, or estimates from independent third-parties; (ii) the economic lives of its properties, which are based on estimates from reserve engineers; (iii) the inflation rate; and (iv) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.  The Company has accreted approximately $3,000 and $4,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Potentially dilutive securities, such as shares issuable upon the conversion of debt or preferred stock, and exercise of warrants and options, are excluded from the calculation when their effect would be anti-dilutive. As of March 31, 2016 and March 31, 2015 shares underlying restricted stock units, options, warrants, preferred stock and Debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.

The Company had the following Common Stock equivalents at March 31, 2016 and March 31, 2015:

	March 31, 2016	March 31, 2015
Stock Options	6,233,333	1,200,000
Restricted Stock Units (employees/directors)	1,794,000	1,814,855
Series A Preferred Stock	3,112,033	3,112,033
Stock Purchase Warrants	29,733,161	17,532,065
Convertible Notes	8,500,004	-
Convertible Debentures	3,423,233	3,423,233

	52,795,764	27,082,186

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for us on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. The adoption resulted in a reclassification from other current assets to short-term debt of $193,000 and $220,000 at March 31, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s condensed consolidated financial statements and disclosures.

The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU will simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2017 with early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its financial statements.

Management does not believe that these or any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 4 - OIL AND GAS PROPERTIES & OIL AND GAS PROPERTIES ACQUISITIONS AND DIVESTITURES

During the three months ended March 31, 2016 and 2015, the Company did not buy or sell any of its oil and gas properties.

If commodity prices continue to stay at current 2016 levels or decline further, the Company may incur additional full cost ceiling impairments in future quarters. Because the ceiling calculation uses rolling 12-month average commodity prices, the effect of lower quarter-over-quarter prices in 2016 compared to 2015 is a lower ceiling value each quarter. This could result in ongoing impairments each quarter until prices stabilize or improve. Impairment charges would not affect cash flow from operating activities, but would adversely affect the Company’s net income and stockholders’ equity.

During the three months ended March 31, 2016 no impairment was recorded. During the three months ended March 31, 2015, the Company incurred a $5.46 million impairment on its oil and gas properties.

Depreciation, depletion and amortization expenses related to the proved properties were approximately $13,000 and $244,000 for three months ended March 31, 2016 and March 31, 2015, respectively.

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

The Company has no such derivative instruments at March 31, 2016 and December 31, 2015.

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

Impairment

The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such amounts to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates or proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. Impairment of oil and gas assets for the three months ended March 31, 2015 was $5.4 million. The Company did not have an impairment during the three months ended March 31, 2016.

Executive Compensation

On March 30, 2015, the Company and Abraham Mirman entered into an amended and restated employment agreement. Mr. Mirman’s amended and restated employment agreement provides for Mr. Mirman to receive a cash incentive bonus if certain production thresholds are achieved by the Company. The Company did not meet these production thresholds within the required measurement period for that term. As such, Mr. Mirman’s incentive bonus liability had no value at March 31, 2016.

On March 6, 2015, the Company entered into an employment agreement with Kevin Nanke to act as the Company’s Executive Vice President and Chief Financial Officer. Pursuant to the terms of Mr. Nanke’s employment agreement, he would have received a cash incentive bonus if certain production thresholds had been achieved by the Company and a performance bonus of $100,000 if the Company were to achieve certain compliance goals set forth in Mr. Nanke’s employment agreement. The Company did not meet the production thresholds within the required measurement period for that term. As such, Mr. Nanke’s incentive bonus liability had no value at March 31, 2016. While the Company did meet the compliance goals outlined in Mr. Nanke’s employment agreement, due to capital constraints, Mr. Nanke’s performance bonus remains outstanding at March 31, 2016.

On March 16, 2015, the Company entered into an employment agreement with Ariella Fuchs for services to be performed as General Counsel to the Company. Pursuant to the terms of Ms. Fuchs’s employment agreement, she would have received a cash incentive bonus if certain production thresholds had been achieved by the Company. The Company did not meet these production thresholds within the required measurement period for that term. As such, Ms. Fuch’s incentive bonus liability had no value at March 31, 2016.

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

On March 31, 2016, the Company revalued the warrants/options using the following variables: (i) 1,000,000 total warrants/options issued (as stated above, the Company will only issue a total of 1,000,000 shares of Common Stock under the option or the warrant, but no more than 1,000,000 shares in the aggregate); (ii) stock price of $0.17; (iii) exercise price of $2.00; (iv) expected life of 3.4 years; (v) volatility of 125%; risk free rate of .9% for a total value of $59,000, which adjusted the change in fair value valuation of the derivative by approximately $14,000 for the three months ended March 31, 2016.

On January 8, 2015, the Company entered into the Credit Agreement (as defined below). In connection with the Credit Agreement, the Company issued to Heartland a warrant to purchase up to 225,000 shares of Common Stock at an exercise price of $2.50 with the initial advance, which contains an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price. During the three months ended March 31, 2016, the Company issued convertible notes with a conversion price of $0.50 and warrants with an exercise price of $0.25. Subsequently, on May 6, 2016, the Company issued additional convertible notes and warrants with an exercise price of $0.01. The Company also reduced the exercise price on certain of the warrants issued in the first quarter to $0.01.

On March 31, 2016, the Company revalued the warrants using the following variables: (i) 225,000 warrants issued; (ii) stock price of $0.17; (iii) adjusted exercise price of $ 1.19; (iv) expected life of 3.8 years; (v) volatility of 100%; (vi) risk free rate of .9% for a total value of $16,000, which adjusted the fair value valuation of the derivative by approximately $4,000 for the three months ended March 31, 2016.

Debentures Conversion Derivative Liability

As of March 31, 2016, the Company had $6.85 million in remaining Debentures, which, subject to stockholder approval, were convertible at any time at the holders’ option into shares of Common Stock at $2.00 per share, or 3,423,233 underlying conversion shares prior to the execution of the Debenture Conversion Agreement. The Debentures have elements of a derivative due to the potential for certain adjustments, including both the conversion option and the price protection embedded in the Debentures. The conversion option allows the Debenture holders to convert their Debentures to underlying Common Stock at a conversion price of $2.00 per share, subject to certain adjustments, including the requirement to reset the conversion for any subsequent offering at a lower price per share amount. The Company values this conversion liability at each reporting period using a Monte Carlo pricing model.

At March 31 2016, the Company valued the conversion feature associated with the Debentures at $54,000. The Company used the following inputs to calculate the valuation of the derivative as of March 31, 2016: (i) volatility of 125%; (ii) conversion price of $2.00; (iii) stock price of $0.17; and (iv) present value of conversion feature of $0.016 per convertible share. The change in fair value valuation of the derivative was approximately $48,000 for the three months ended March 31, 2016.

The following table provides a summary of the fair values of assets and liabilities measured at fair value:

March 31, 2016:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreements	$-	$-	$-	$-
Warrant liabilities	-	-	(74,000)	(74,000)
Convertible debenture conversion derivative liability	-	-	(54,000)	(54,000)
Total liability, at fair value	$-	$-	$(128,000)	$(128,000)

December 31, 2015:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreements	$-	$-	$(223,000)	$(223,000)
Warrant liabilities	-	-	(56,000)	(56,000)
Convertible debenture conversion derivative liability	-	-	(6,000)	(6,000)
Total liability, at fair value	$-	$-	$(285,000)	$(285,000)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of March 31, 2016 and 2015:

	Conversion derivative liability	Bristol/ Heartland warrant liability	Incentive bonus	Total

Balance at January 1, 2016	$(6,000)	$(56,000)	$(223,000)	$(285,000)
Additional liability	-	-	-	-
Change in fair value of liability	(48,000)	(18,000)	223,000	157,000
Balance at March 31, 2016	$(54,000)	$(74,000)	$-	$(128,000)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2016 and March 31, 2015.

NOTE 6 - LOAN AGREEMENTS

Credit Agreement

	As of March 31, 2016	As of December 31, 2015

Term loan - Heartland (due January 8, 2018)	$2,750,000	$2,750,000
Unamortized debt discount	(33,236)	(37,911)
Deferred financing costs	(192,927)	(220,020)
Term loan - Heartland, net	2,523,837	2,492,069
Less: amount due within one year	(2,523,837)	(2,492,069)
Term loan - Heartland due after one year	$-	$-

On January 8, 2015, the Company entered into the Credit Agreement with Heartland Bank (the “Credit Agreement”), as administrative agent and the Lenders party thereto. The Credit Agreement provides for a three-year senior secured term loan in an initial aggregate principal amount of $3,000,000, or the Term Loan, which principal amount may be increased to a maximum principal amount of $50,000,000 at the request of the Company pursuant to an accordion advance provision in the Credit Agreement subject to certain conditions, including the discretion of the lender. Funds borrowed under the Credit Agreement may be used by the Company to (i) purchase oil and gas assets, (ii) fund certain Lender-approved development projects, (iii) fund a debt service reserve account, (iv) pay all costs and expenses arising in connection with the negotiation and execution of the Credit Agreement, and (v) fund the Company’s general working capital needs.

The Term Loan bears interest at a rate calculated based upon the Company’s leverage ratio and the “prime rate” then in effect. The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. The Credit Agreement also contains financial covenants with respect to the Company’s (i) debt to EBITDAX, a non-GAAP measure ratio, and (ii) debt coverage ratio. In addition, in certain situations, the Credit Agreement requires mandatory prepayments of the Term Loans, including in the event of certain non-ordinary course asset sales, the incurrence of certain debt, and the Company’s receipt of proceeds in connection with insurance claims.

On December 29, 2015, after a default on an interest payment and in connection with the merger, the Company entered into the Forbearance Agreement with Heartland. The Forbearance Agreement restricts Heartland from exercising any of its remedies until April 30, 2016 and is subject to certain conditions, including a requirement for the Company to make a monthly interest payment to Heartland.

On March 1, 2016, the Company entered into an amendment to the Forbearance Agreement with Heartland (the “First Amendment”). Pursuant to the First Amendment, the amount of New Subordinated Debt (as defined in the Amendment) was increased by $1 million to a total of $5 million. The Company agreed to use the proceeds from the issuance of up to $1,000,000 in New Subordinated Debt, issued after March 1, 2016, for the following purposes: (i) up to $150,000 paid to the Company’s auditors, (ii) up to $100,000 for legal expenses related to the Merger and (iii) up to $750,000 for interest payments to the Lenders and for the Company’s general working capital and other ordinary accounts payable. Additionally, the Company agreed to deliver by email to Heartland (i) a list of any money in escrow, and the investor which deposited such money, for any anticipated financing to be used for the proposed purchase of the Brushy Resources, Inc. bank loan from its senior lender, Independent Bank, and the repayment of the Loan (the “New Financing”) and (ii) a brief update on the status and targeted closing date of the New Financing.

Following a default on the required March 1, April 1, and May 1 interest payments, on May 4, 2016, the Company entered into a second amendment to the Forbearance Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the limit on the amount of New Subordinated Debt the Company had been permitted to raise was eliminated and the Forbearance Expiration Date was extended to May 31, 2016. As consideration for the forgoing, the Company paid Heartland the overdue interest owed pursuant to the Term Loan and interest due through May 31, 2016 in the approximate amount of $87,000 and reimbursement of a portion of Heartland’s fees and expenses in an approximate amount of $53,000.

Convertible Notes

March 31, 2016:

	Related Party	Non Related Party
Convertible notes	$2,350,002	$1,900,000
Unamortized debt discount	(502,506)	(475,891)
Convertible notes, net	1,847,496	1,424,109
Less: amount due within one year	(1,847,496)	(1,424,109)
Convertible notes due after one year	$-	$-

December 31, 2015:

	Related Party	Non Related Party
Convertible notes	$1,800,002	$1,150,000
Unamortized debt discount	(745,450)	(476,261)
Convertible notes, net	1,054,552	673,739
Less: amount due within one year	(1,054,552)	(673,739)
Convertible notes due after one year	$-	$-

During the three months ended March 31, 2016 and 2015, the Company amortized $789,000 and zero of convertible debt discount, respectively. This amount is recorded as a component of non-cash interest expense.

From December 29, 2015 to January 5, 2016, the Company entered into 12% Convertible Subordinated Note Purchase Agreements with various lending parties (the “Purchasers”), for the issuance of an aggregate principal amount of $3.75 million unsecured subordinated convertible notes, which includes the $750,002 of short-term notes exchanged for convertible notes by the Company and warrants to purchase up to an aggregate of approximately 15,000,000 shares of Common Stock at an exercise price of $0.25 per share. The proceeds from this financing were used to pay a $2 million refundable deposit in connection with the merger, to fund approximately $1.3 million of interest payments to our lenders and for our working capital and accounts payables.

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

On March 18, 2016, the Company issued an additional aggregate principal amount of $500,000 of convertible notes and warrants to purchase 2.0 million shares of Common Stock, which have the terms and conditions as the convertible notes and warrants with the exception of the maturity date on the convertible notes, which is April 1, 2017. A portion of the proceeds from these convertible notes were used to make advances to Brushy for payment of operating expenses pending completion of the Merger. If the Merger is not completed, these amounts are subject to repayment by Brushy.

Additionally, on or about May 6, 2016 (the “May Financing”), the Company issued an additional aggregate principal amount of approximately $1.3 million of convertible notes and warrants to purchase approximately 5.0 million shares of Common Stock, which have the same terms as the convertible notes with a maturity date of April 1, 2017 and with the exception of the warrant exercise price which is $0.01.

Debentures

As of March 31, 2016 and December 31, 2015:

8% Convertible debentures, net (due 2018; 8% weighted average interest rate)	$6,846,465
Unamortized debt discount	-
8% Convertible debenture, net	6,846,465
Less: amount due within one year	(6,846,465)
8% Convertible debenture due after one year	$-

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

As of March 31, 2016 and December 31, 2015 the Company had $6.85 million, net, remaining Debentures, which prior to December 29, 2015, were convertible at any time at the holders’ option into shares of Common Stock at a conversion price of $2.00 per share, subject to certain standard adjustments. If the merger is not successful or the stockholders do not approve the conversion of the Debentures at the Company’s special meeting to be held in the second quarter of 2016, the Debentures will no longer be subject to the terms of current debenture conversion agreement.

The debt discount amortization on the Debentures was approximately $6,000 for the three months ended March 31, 2015.

Interest Expense

For the three months ended March 31, 2016 and 2015, the Company incurred interest expense of approximately $1.3 million and $222,000, respectively. Non-cash interest of approximately $821,000 and $172,000, respectively, were comprised of amortization of the deferred financing costs and accretion of the Debentures payable and convertible note discounts.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Development and Production

During the year ended December 31, 2015, the Company entered into eight joint operating agreements to participate as a non-operator in the drilling of eight horizontal wells. The Company has an average of 3.41% working interest in each of these wells which are being drilled by reliable companies. However, due to capital constraints, the Company was placed in non-consent status. In May, 2016, the Company renegotiated the ability to fund its share of the outstanding drilling operations in the amount of approximately $1.55 million. It paid a $300,000 deposit and is required to pay the balance by June 30, 2016. If full payment is remitted, the Company will regain compliance under each of the joint operating agreements.

Environmental and Governmental Regulation

At March 31, 2016, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of March 31, 2016 the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

On July 7, 2015, as previously reported, the Company entered into a settlement agreement with the Operator. Due to the Company’s inability to secure financing pursuant to the Credit Agreement or another funding source, payment was not remitted to the Operator and the dispute remained unsettled.

The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016 and 2015, the Company has engaged in the following transactions with related parties:

Convertible Notes

From December 29, 2015 to January 5, 2016, the Company entered into 12% Convertible Subordinated Note Purchase Agreements with various lending parties, or the Purchasers, for the issuance of an aggregate principal amount of $3.75 million unsecured subordinated convertible notes, which includes the $750,002 of short-term notes exchanged for convertible notes by the Company and warrants to purchase up to an aggregate of approximately 15,000,000 shares of Common Stock at an exercise price of $0.25 per share. As of December 31, 2015, $2.95 million convertible notes were outstanding. The proceeds from this financing was used to pay a $2 million refundable deposit in connection with the merger, to fund approximately $1.3 million of interest payments to certain of our lenders and for the Company’s working capital and accounts payables.

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

The Purchasers included certain related parties of the Company, including Abraham Mirman, the Company’s Chief Executive Officer and a member of the Board of Directors ($750,000 including the short-term note exchange investment), the Bruin Trust, an irrevocable trust managed by an independent trustee and whose beneficiaries include the adult children of Ronald D. Ormand, Chairman of the Company’s Board of Directors ($1.15 million) and Pierre Caland through Wallington Investment Holdings, Ltd. ($300,000), who holds more than 5% of our Common Stock.

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

The short-term noteholders included certain related parties of the Company, including Abraham Mirman, the Chief Executive Officer and a director of the Company ($250,000), General Merrill McPeak, a director of the Company ($250,000), and Nuno Brandolini, a director of the Company ($150,000).

Additionally, on March 18, 2016, the Company issued an additional aggregate principal amount of $500,000 in convertible notes and warrants to purchase up to 2.0 million shares of our Common Stock. The terms and conditions of the convertible notes are identical to those of the convertible notes issued previously with the exception of the maturity date, which is April 1, 2017.

The Purchasers included a related party of the Company, R. Glenn Dawson, a director of the Company ($50,000).

NOTE 9 - SHAREHOLDERS’ EQUITY

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

In connection with issuance of the Series A Preferred Stock, the beneficial conversion feature (“BCF”) was valued at $2.21 million and the fair value of the warrant was valued at $1.35 million. The aggregate value of the Series A Preferred Stock and warrant, valued at $3.56 million, was considered a deemed dividend and the full amount was expensed immediately. The Company determined the transaction created a beneficial conversion feature which is calculated by taking the net proceeds of $6.79 million and valuing the warrants as of May 2014, utilizing a Black Scholes option pricing model. The inputs for the pricing model are: $2.48 market price per share; exercise price of $2.89 per share; expected life of 3 years; volatility of 70%; and risk free rate of 0.20%. The Company calculated the total consideration given to be $8.40 million comprised of $6.80 million for the Series A Preferred and $1.6 million for the warrants. The Company deemed the value of the beneficial conversion feature to be $2.21 million and immediately accreted that amount as a deemed dividend. As of March 31, 2016, the Company has accrued a cumulative dividend of $750,000.

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

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. As of March 31, 2016, the Company has accrued a cumulative dividend of $150,000. The total outstanding Redeemable Preferred was valued at approximately 1.5 million at March 31, 2016.

Warrants

Below is a summary of warrant activity for the three months ended March 31, 2016:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2016	24,783,161	$1.48
Warrants issued with Convertible Notes	5,200,000	.25
Exercised, forfeited or expired	(250,000)	6.00
Outstanding at March 31, 2016	29,733,161	$1.29

The aggregate intrinsic value associated with outstanding warrants was zero at March 31, 2016 as the strike price of all warrants exceeded the market price for Common Stock, based on the Company’s closing Common Stock price of $0.17 on March 31, 2016. The weighted average remaining contract life as of March 31, 2016 was 2.08 years.

During the three months ended March 31, 2016, the Company issued 5.2 million warrants to purchase shares of Common Stock to Purchasers of the convertible notes. The warrants were valued using the following variables: (i) 5.2 million warrants; (ii) warrant price of $.20; (iii) exercise price of $ .25; (iv) expected life of 3 years; (v) volatility of 186.52%; (vi) risk free rate of 1.29% for a total value of $546,000 which the amount is amortized over the maturity period. The Company did not issue any warrants to purchase shares of Common Stock to consultants during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company issued 300,000 warrants to consultants. The warrants were valued using a Black Sholes model and $204,000 and were expensed immediately. As of March 31, 2016, there was no unearned compensation related to warrants issued as of that date.

NOTE 10 - SHARE BASED AND OTHER COMPENSATION

Share-Based Compensation

In September 2012, the Company adopted the 2012 Equity Incentive Plan (the “EIP”). The EIP was amended by the stockholders on June 27, 2013 to increase the number of shares of Common Stock available for grant under the EIP from 900,000 shares to 1,800,000 shares and again on November 13, 2013 to increase the number of shares of Common Stock available for grant under the EIP from 1,800,000 shares to 6,800,000 shares and to increase the number of shares of Common Stock eligible for grant under the EIP in a single year to a single participant from 1,000,000 shares to 3,000,000 shares. On December 29, 2015, the EIP was amended again to increase the number of shares of Common Stock available for grant under the EIP from 6,800,000 shares to 10,000,000 shares. Each member of the board of directors and the management team has been periodically awarded stock options and/or restricted stock grants and may be awarded additional grants under the terms of the EIP in the future.

The value of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.

During the three months ended March 31, 2016, the Company granted 1.2 million shares of restricted Common Stock to certain non-employee directors in connection with each of their appointment anniversaries pursuant to each director’s non-employee director award agreement and as board fees for the quarter ended December 31, 2015, paid in stock in lieu of cash. During the three months ended March 31, 2016, the Company also issued 100,000 restricted stock units and 450,000 stock options to a newly appointed director pursuant to his non-employee director award and stock option award agreements. Also during the three months ended March 31, 2016, certain of the Company’s employees, directors and consultants forfeited 66,666 shares of restricted stock units and 300,000 stock options previously granted in connection with various terminations. As a result, as of March 31, 2016, the Company had 1,794,000 restricted stock units, and 6,233,333 options to purchase shares of Common Stock outstanding to employees and directors. Options issued to employees vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds.

The Company requires that employees and directors pay the tax on equity grants in order to issue the shares and there is currently no cashless exercise option. Therefore, as of March 31, 2016, 1,594,002 restricted stock units have been granted, but have not been issued.

Compensation Costs

	Three Months Ended March 31, 2016*			Three Months Ended As of March 31, 2015
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed*	$192	$49	$242	$555	$58	$613
Unamortized stock-based compensation costs	$1,707	$171	$1,878	$1,789	$75	$1,864
Weighted average amortization period remaining*	2.93	1.08	-	8.26	1.07	-

*	Only includes directors and employees for which the options vest over time instead of based upon performance criteria for which the performance criteria have not been met as of March 31, 2016.

Restricted Stock Units

A summary of restricted stock unit grant activity for the three months ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2016	1,869,000	1.23
Granted	100,000	.18
Vested and issued	(108,334)	(1.87)
Forfeited	(66,666)	(1.65)
Outstanding at March 31, 2016	1,794,000	1.12

As of March 31, 2016, total unrecognized compensation costs related to 274,999 unvested restricted shares of Common Stock issued to directors and employees was approximately $171,000, which is expected to be recognized over a weighted-average remaining service period of 1.08 years.

During the three months ended March 31, 2016 and 2015, the Company expensed $49,000, and $58,000, respectively for non-employee director compensation. No cash compensation was paid to the directors in the three months ended March 31, 2016 or the year ended December 31, 2015.

Stock Options

A summary of stock options activity for the three months ended March 31, 2016 is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2016	6,083,333	$1.46

Granted	450,000	1.46
Exercised	-	-
Forfeited or cancelled	(300,000)	(1.93)
Outstanding at March 31, 2016	6,233,333	$1.27	4,133,335	2.93

As of March 31, 2016, total unrecognized compensation costs relating to the outstanding options was $1.7 million, which is expected to be recognized over the remaining vesting period of approximately 1.96 years.

During the three months ended March 31, 2016 and 2015, the Company issued options to purchase Common Stock to certain of its officers and directors. The options are valued using a Black Scholes model and amortized over the life of the option. During the three months ended March 31, 2016 and 2015 the Company amortized $192,000 and $555,000, respectively. As of March 31, 2016, 4,133,335 options were exercisable and 2,099,998 options have yet to vest in accordance with employee and board of director compensation agreements.

On January 13, 2016, the Company granted 250,000 stock options, which vested immediately, to a non-employee director valued using the following variables: (i) 250,000 options; (ii) stock price of $.18; (iii) exercise price of $.18; (iv) expected life of 5 years; (v) volatility of 192.13%; (vi) risk free rate of 1.51% for a total value of $44,000 which amount is expensed immediately. On January 13, 2016, the Company granted 200,000 stock options to a non-employee director, which vest in equal installments over three years and were valued using the following variables: (i) 200,000 options; (ii) stock price of $.18; (iii) exercise price of $ .18; (iv) expected life of 7 years; (v) volatility of 192.13%; (vi) risk free rate of 1.85% for a total value of $36,000 which the amount is amortized over the vesting period.

NOTE 11 – SUBSEQUENT EVENTS

On May 4, 2016, following a default on the required March 1, April 1 and May 1 interest payments pursuant to the Company’s Forbearance Agreement with Heartland, the Company entered into a second amendment to the Forbearance Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the limit on the amount of New Subordinated Debt the Company has been permitted to raise was eliminated and the Forbearance Expiration Date was extended to May 31, 2016. As consideration for the forgoing, the Company paid Heartland the overdue interest owed pursuant to the Term Loan and interest due through May 31, 2016 in the approximate amount of $87,000 and reimbursement of a portion of Heartland’s fees and expenses in an approximate amount of $53,000.

On or about May 6, 2016 (the “May Financing”), the Company issued an additional aggregate principal amount of approximately $1.3 million of convertible notes and warrants to purchase approximately 5.0 million shares of Common Stock, which have the same terms as the convertible notes with a maturity date of April 1, 2017 and with the exception of the warrant exercise price which is $0.01.

In connection with the May Financing, in exchange for the additional consideration certain Purchasers received amended and restated warrants to purchase approximately 5.0 million shares of Common Stock, which reduced the exercise price of the warrants issued to these Purchasers in each of the prior two convertible notes issuances from $0.25 to $0.01. Additionally, certain of these Purchasers received amended and restated warrants to purchase an aggregate amount of up to approximately 2.6 million shares of Common Stock, which were amended to reduce the exercise price on each of the warrants, which had been issued in previous transactions during the years 2014 and 2013 from $4.25, in the case of approximately 800,000 warrants and $2.50 in the case of the remainder to $0.01, which were all subsequently exercised.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the unaudited condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item “1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016 we owned interests in 8 economically producing wells and approximately 15,500 net leasehold acres, of which approximately 7,500 net acres are classified as undeveloped acreage and all of which are located in Colorado, Wyoming and Nebraska within the DJ Basin.   We are primarily focused on acquiring companies and production throughout North America and developing our North and South Wattenberg Field assets, which include attractive unconventional reservoir drilling opportunities in mature development areas with low risk Niobrara and Codell formation productive potential.

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

Upon entering into the Credit Agreement (defined below), we believed we had secured adequate access to capital generally, and specifically, to fund the drilling and development of our proved undeveloped reserves. Due to the lack of liquidity that had been expected, but unavailable to us pursuant to the Credit Agreement, we recorded a full impairment of our proved undeveloped and unproved properties during the year ended December 31, 2015.

Our financial statements for the three months ended March 31, 2016 have been prepared on a going concern basis. We have incurred net operating losses for the three months ended March 31, 2016 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect our ability to access capital we need to continue operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

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

Results of Operations

The following table compares operating data for the three months ended March 31, 2016 to March 31, 2015:

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Oil sales	$36,236	$89,385
Gas sales	3,081	21,943
Operating fees	2,400	6,832
Total revenue	41,717	118,160

Costs and expenses:
Production costs	37,225	20,392
Production taxes	1,928	10,814
General and administrative	1,663,975	2,352,878
Depreciation, depletion, accretion and amortization	22,885	243,580
Impairment of evaluated oil and gas properties	-	5,462,012
Total costs and expenses	1,726,013	8,089,676

Loss from operations	(1,684,296)	(7,971,516)

Other income (expenses):
Other income	(1,464)	8
Change in fair value of convertible debentures conversion derivative liability	(48,918)	(112,091)
Change in fair value of warrant liability	(18,798)	(48,962)
Change in fair value of conditionally redeemable 6% preferred stock	(323,940)	45,886
Interest expense	(1,334,003)	(221,610)
Total other income (expenses)	(1,727,123)	(336,769)

Net loss	$(3,411,419)	$(8,308,285)

Total revenue

Total revenue was $42,000 for the three months ended March 31, 2016, compared to $118,000 for the three months ended March 31, 2015, representing a decrease of $76,000, or 64%. The decrease in revenue was primarily due the reduction in commodity prices during the year.

Further, during the quarter, certain wells were periodically shut in due to mechanical issues and lack of operating capital. This decrease has been compounded by the 36% decrease in realized price per BOE from $34.64 for the three months ended March 31, 2015 to $$22.14 for the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, oil and gas production amounts were 1,776 and 3,214 BOE, respectively, representing a decrease of 1,438 BOE, or 45%.

The following table shows a comparison of production volumes and average prices:

	For the Three Months Ended March 31,
	2016	2015
Product
Oil (Bbl.)	1,371	1,935
Oil (Bbls)-average price (1)	$26.43	$46.20

Natural Gas (MCF)-volume	2,432	7,673
Natural Gas (MCF)-average price (2)	$1.27	$2.86

Barrels of oil equivalent (BOE)	1,776	3,214
Average daily net production (BOE)	20	36
Average Price per BOE (1)	$22.14	$34.64

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$22.14	$34.64

Production costs per BOE	20.96	6.34
Production taxes per BOE	1.08	3.36
Depreciation, depletion, and amortization per BOE	12.89	75.79
Total operating costs per BOE	$34.93	$85.49

Gross margin per BOE	$(12.79)	$(50.85)

Gross margin percentage	-58%	-147%

Production Costs

Production costs were $37,000 for the three months ended March 31, 2016, compared to $20,000 for the three months ended March 31, 2015, an increase of $17,000, or 83%. Production costs per BOE increased to $20.96 for the three months ended March 31, 2016 from $6.34 in the three months ended March 31, 2015, an increase of $14.62 per BOE, or 231%. The increase was primarily due to mechanical difficulties and abnormally high costs associated with getting the wells back on line.

Production Taxes

Production taxes were $2,000 for the three months ended March 31, 2016, compared to $11,000 for the for the three months ended March 31, 2015, a decrease of 9,000, or 82%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE decreased to $1.08 during the three months ended March 31, 2016 from $3.36 during the three months ended March 31, 2015, a decrease of $2.28 or 68%.

General and Administrative Expenses

General and administrative expenses were $1.66 million during the three months ended March 31, 2016, compared to $2.35 million during the three months ended March 31, 2015, a decrease of 689,000, or 29%.  Included in general and administrative expenses for the three months ended March 31, 2016, were $369,000 of stock-based compensation expense compared to $817,000 of stock-based compensation expenses during the three months ended March 31, 2015, which represents a decrease of $492,000.  The decrease was also partially attributed to certain officer compensation incentive expenses associated with new hires we incurred during the three months ended March 31, 2015.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization was $23,000 during the three months ended March 31, 2016, compared to $244,000 during the three months ended March 31, 2015, a decrease of $221,000, or 91%. The decrease in depreciation, depletion and amortization was primarily due to the reduction in its costs basis associated with the $24.48 million impairment recognized in the year ended December 31, 2015 along with a decrease in production during the period as certain operated wells were shut in due to a lack of operating capital. During the three months ended March 31, 2016 and 2015, oil and gas production amounts were 1,776 and 3,214 BOE, respectively, representing a decrease of 1,438 BOE, or 45%. Depreciation, depletion, and amortization per BOE increased to $12.89 from $75.79, respectively, for the three months ended March 31, 2016 and 2015, an increase of $62.90, or 83%.

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

During the three months ended March 31, 2016, no impairment was recorded. During the three months ended March 31, 2015, we incurred a $5.46 million impairment on our oil and gas properties.

Interest Expense

For the three months ended March 31, 2016 and 2015, we incurred interest expense of approximately $1.3 million and $222,000, respectively. Non-cash interest of approximately $821,000 and $172,000, respectively, were comprised of amortization of the deferred financing costs and accretion of the Debentures payable and convertible note discounts.

Change in Warrant Liability

On September 2, 2014, we entered into a Consulting Agreement with Bristol Capital, LLC, pursuant to which we issued to Bristol a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.00 per share (or, in the alternative, 1,000,000 options, but in no case both). The agreement has a price protection feature that will automatically reduce the exercise price if we enter into another consulting agreement pursuant to which warrants are issued with a lower exercise price.

On January 8, 2015, we entered into the Credit Agreement. In connection with the Credit Agreement, we issued to Heartland a warrant to purchase up to 225,000 shares of Common Stock at an exercise price of $2.50 with the initial advance, which contains an anti-dilution feature that will reduce the exercise price if we enter into another agreement pursuant to which warrants are issued with a lower exercise price. The issuance of the convertible notes and related warrants at the exercise price of $0.25 impacted the change in fair value valuation during the quarter.

For the three months ended March 31, 2016 and 2015 we incurred a change in the fair value of the warrant liability of $(4,000) and $(49,000), respectively.

Change in Derivative Liability of Debentures

For the three months ended March 31, 2016 and 2015, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $(324,000) and $46,000, respectively.

Liquidity and Capital Resources

Information about our year-end financial position is presented in the following table (in thousands):

	March 31,	December 31,
	2016	2015

Financial Position Summary
Cash and cash equivalents	$29	$110
Working capital (deficit)	$(18,378)	$(15,695)
Balance outstanding on convertible debentures, convertible notes payable and term loan	$12,642	$11,317
Stockholders’ deficiency	$(17,020)	$(14,344)

As discussed above, our financial statements for the three months ended March 31, 2016 have been prepared on a going concern basis.

As of May 20, 2016, our cash balance was approximately $100,000. We have historically financed our operations through the sale of debt and equity securities and borrowings under credit facilities with financial institutions.

The following is a description of our indebtedness:

Debentures

As of March 31, 2016, we had $6.85 million aggregate principal amount outstanding under our 8% Senior Secured Debentures, or the Debentures.

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

Credit Agreement

On January 8, 2015, we entered into the Credit Agreement with Heartland Bank (the “Credit Agreement”). The Credit Agreement provides for a three-year senior secured term loan in an initial aggregate principal amount of $3,000,000 (the “Term Loan”), which principal amount may be increased to a maximum principal amount of $50,000,000 pursuant to an accordion advance provision in the Credit Agreement subject to certain conditions, including the discretion of the lender. Funds borrowed under the Credit Agreement may be used to (i) purchase oil and gas assets, (ii) fund certain lender-approved development projects, (iii) fund a debt service reserve account, (iv) pay all costs and expenses arising in connection with the negotiation and execution of the Credit Agreement, and (v) fund our general working capital needs.

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

On December 29, 2015, after a default on an interest payment and in connection with the merger, we entered into the Forbearance Agreement with Heartland (the “Forbearance Agreement”). The Forbearance Agreement restricts Heartland from exercising any of its remedies until April 30, 2016 and is subject to certain conditions, including a requirement for us to make a monthly interest payment to Heartland.

On March 1, 2016, we entered into an amendment to the Forbearance Agreement with Heartland (the “First Amendment”). Pursuant to the First Amendment, the amount of New Subordinated Debt (as defined in the Amendment) was increased by $1 million to a total of $5 million. We agreed to use the proceeds from the issuance of up to $1,000,000 in New Subordinated Debt, issued after March 1, 2016, for the following purposes: (i) up to $150,000 paid to the Company’s auditors, (ii) up to $100,000 for legal expenses related to the merger and (iii) up to $750,000 for interest payments to the Lenders and for the Company’s general working capital and other ordinary accounts payable. Additionally, we agreed to deliver by email to Heartland (i) a list of any money in escrow, and the investor which deposited such money, for any anticipated financing to be used for the proposed purchase of the Brushy Resources, Inc. bank loan from its senior lender, Independent Bank, and the repayment of the Loan (the “New Financing”) and (ii) a brief update on the status and targeted closing date of the New Financing.

Following a default on the required March 1, April 1 and May 1 interest payments, on May 4, 2016, we entered into a second amendment to the Forbearance Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the limit on the amount of New Subordinated Debt we have been permitted to raise was eliminated and the Forbearance Expiration Date was extended to May 31, 2016. As consideration for the forgoing, we paid Heartland the overdue interest owed pursuant to the Term Loan and interest due through May 31, 2016 in the approximate amount of $87,000 and reimbursement of a portion of Heartland’s fees and expenses in an approximate amount of $53,000.

We do not expect to receive any additional capital pursuant to the existing Credit Agreement. If we are unable to raise significant capital to repay Heartland in full on or before May 31, 2016, or otherwise renegotiate the terms of the Forbearance Agreement with Heartland, we will be in default under the Credit Agreement in which case Heartland could exercise any remedies available to it, including initiating foreclosure procedures on all of our assets.

Convertible Notes

From December 29, 2015 to January 5, 2016, we entered into 12% convertible subordinated note purchase agreements (the “note purchase agreements”) with various lending parties, which we refer to as the Purchasers, for the issuance of an aggregate principal amount of $3.75 million convertible notes, which includes the $750,002 of short-term notes exchanged for convertible notes by us and warrants to purchase up to an aggregate of approximately 15,000,000 shares of our Common Stock at an exercise price of $0.25 per share. The proceeds from this financing were used to pay a $2 million refundable deposit in connection with the merger, to fund approximately $1.3 million of interest payments to our lenders and for our working capital and accounts payables.

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

On March 18, 2016, we issued an additional aggregate principal amount of $500,000 of convertible notes and warrants to purchase 2.0 million shares of Common Stock, which have the terms and conditions as the convertible notes and warrants with the exception of the maturity date on the convertible notes, which is April 1, 2017. A portion of the proceeds from these convertible notes were used to make advances to Brushy for payment of operating expenses pending completion of the merger. If the merger is not completed, these amounts are subject to repayment by Brushy.

Additionally, on or about May 6, 2016 (the “May Financing”), we issued an additional aggregate principal amount of approximately $1.3 million of convertible notes and warrants to purchase approximately 5.0 million shares of Common Stock, which have the same terms as the convertible notes with a maturity date of April 1, 2017 and with the exception of the warrant exercise price which is $0.01.

Our financial statements for the three months ended March 31, 2016 have been prepared on a going concern basis.  We have incurred net operating losses for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect our ability to access capital we need to continue operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

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

Development and Production

During the year ended December 31, 2015, we entered into eight joint operating agreements to participate as a non-operator in the drilling of eight horizontal wells. We have an average of 3.41% working interest in each of these wells which are being drilled by reliable companies. However, due to capital constraints, we were placed in non-consent status. In May 2015, we renegotiated the ability to fund our share of the outstanding drilling operations in the amount of approximately $1.55 million. We paid a $300,000 deposit and are required to pay the balance by June 30, 2016. If full payment is remitted, we will regain compliance under each of the joint operating agreements.

Additionally, as of May 20, 2016, we were producing approximately 20 BOE a day from eight economically producing wells. Due to a decline in commodity prices, the cash generated from our production activity is not sufficient to pay our operating costs and we do not currently have sufficient cash to continue operations in the ordinary course.

Proposed Merger with Brushy Resources, Inc.

On December 29, 2015, we entered into a merger agreement with Brushy Resources, Inc. (“Brushy”). Among other conditions to the merger, we are required to repay our Term Loan in full, convert the $6.85 million outstanding under our Debentures into our Common Stock at $0.50 and convert $7.5 million of our outstanding Series A Preferred Stock into our Common Stock at $0.50. In addition, Brushy will have to repay, refinance or negotiate alternative terms with its senior lender prior to completing the merger. We have agreed to use our best efforts to assist Brushy with this process by possibly purchasing all or a portion of Brushy’s outstanding senior debt. The stockholders’ meeting to vote on the merger and related transactions is scheduled for May 23, 2016.

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

Cash Flows

Cash used in operating activities during three months ended March 31, 2016 was approximately $774,000. Cash used in operating activities combined with the approximately $608,000 used in investing activities offset by the approximately $1.3 million provided by financing activities, resulted in a decrease in cash of $81,000 during the year.

The following table compares cash flow items during the three months ended March 31, 2016 to March 31, 2015:

	Three months ended March 31,
	2016	2015

Cash provided by (used in):
Operating activities	$(773,865)	$(1,732,117)
Investing activities	(608,105)	(428)
Financing activities	1,300,000	2,553,692
Net change in cash	$(80,970)	$821,147

During the three months ended March 31, 2016 compared to March 31, 2015, net cash used in operating activities was 774,000 million, compared to $1.73 million, respectively, a decrease of cash used in operating activities of $958,000, or 55%.  The primary changes in operating activities during the three months ended March 31, 2016 compared to same period during 2015, was the reduction in general and administrative expenses, declining oil and gas revenues and timing of payments.

During the three months ended March 31, 2016 and March 31, 2015, net cash used in investing activities was $608,000, compared with less than $1,000 in 2015. During the three months ended March 31, 2016, we increased our merger deposit with Brushy by $608,000, bringing the total merger deposit to $2.36 million.

During the three months ended March 31, 2016, net cash provided by financing activities was $1.3 million , compared to net cash provided by financing activities of $2.55 million during the three months ended March 31, 2015, a decrease of $1.25 million, or 49%. The primary change in financing activities during the three months ended March 31, 2016 compared to 2015, was the difference in the amount of debt raised during each period. During the year ended December 31, 2015, we received $2.73 million in convertible bridge financing compared with $1.3 million during the quarter ended March 31, 2016.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements see Note 2 — Going Concern and Management Plans.

Subsequent Events

On May 4, 2016, following a default on the required March 1, April 1 and May 1 interest payments pursuant to our Forbearance Agreement with Heartland, we entered into a second amendment to the Forbearance Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the limit on the amount of New Subordinated Debt we have been permitted to raise was eliminated and the Forbearance Expiration Date was extended to May 31, 2016. As consideration for the forgoing, we paid Heartland the overdue interest owed pursuant to the Term Loan and interest due through May 31, 2016 in the approximate amount of $87,000 and reimbursement of a portion of Heartland’s fees and expenses in an approximate amount of $53,000.

On or about May 6, 2016 (the “May Financing”), we issued an additional aggregate principal amount of approximately $1.3 million of convertible notes and warrants to purchase approximately 5.0 million shares of Common Stock, which have the same terms as the convertible notes with a maturity date of April 1, 2017 and with the exception of the warrant exercise price which is $0.01.

In connection with the May Financing, in exchange for the additional consideration certain Purchasers received amended and restated warrants to purchase approximately 5.0 million shares of Common Stock, which reduced the exercise price of the warrants issued to these Purchasers in each of the prior two convertible notes issuances from $0.25 to $0.01. Additionally, certain of these Purchasers received amended and restated warrants to purchase an aggregate amount of up to approximately 2.6 million shares of our Common Stock, which were amended to reduce the exercise price on each of the warrants, which had been issued in previous transactions during the years 2014 and 2013 from $4.25, in the case of approximately 800,000 warrants and $2.50 in the case of the remainder to $0.01, which were all subsequently exercised.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal controls over financial reporting described below.

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

As of December 31, 2015, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting conducted based on the Internal Control—Integrated Framework issued by COSO (2013) and SEC guidance on conducting such assessments. In connection with management’s assessment of our internal control over financial reporting, we concluded that, as of December 31, 2015, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP as more fully described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) while we have implemented written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements, due to limited resources, we have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement; accordingly, we could not conclude whether the control activities are designed effectively nor whether they operate effectively, and (2) we do not have a fully effective mechanism for monitoring the system of internal controls.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On July 7, 2015, as previously reported, we entered into a Settlement Agreement with the Operator. Due to our inability to secure financing pursuant to the Credit Agreement or another funding source, payment was not remitted to the Operator and the dispute remained unsettled. During the year ended December 31, 2015, we were put in non-consent status. As such, the previously capitalized and accrued costs of approximately $5.20 million relating to these wells were eliminated as being placed in non-consent status and we were relieved of such liabilities. We have retained the right to participate in future drilling on this acreage block.

We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, except as previously disclosed in the Company’s current reports on Form 8-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
2.1	Second Amendment to Agreement and Plan of Merger, dated as of March 24, 2016 between Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on March 24, 2016).
4.1	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on January 5, 2016).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on January 5, 2016).
10.1	First Amendment to the Forbearance Agreement, dated as of March 1, 2016, between Lilis Energy, Inc. and Heartland Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 7, 2016).
10.2	Second Amendment to the Forbearance Agreement, dated as of May 4, 2016, between Lilis Energy, Inc. and Heartland Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 10, 2016)
10.3	Form of Convertible Note Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on January 5, 2016).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	May 20, 2016
Abraham Mirman	(Principal Executive Officer)

/s/ Kevin Nanke	Executive Vice President and Chief Financial Officer	May 20, 2016
Kevin Nanke	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Second Amendment to Agreement and Plan of Merger, dated as of March 24, 2016 between Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on March 24, 2016).
4.1	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on January 5, 2016).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on January 5, 2016).
10.1	First Amendment to the Forbearance Agreement, dated as of March 1, 2016, between Lilis Energy, Inc. and Heartland Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 7, 2016).
10.2	Second Amendment to the Forbearance Agreement, dated as of May 4, 2016, between Lilis Energy, Inc. and Heartland Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 10, 2016)
10.3	Form of Convertible Note Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on January 5, 2016).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

