Form 10-Q
period 2016-06-30
LILIS ENERGY, INC.
filed 2016-08-25
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(210) 999-5400

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

As of August 24, 2016, 17,159,094 shares of the registrant’s common stock were issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, the risk factors discussed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015 and the following factors:

●	our estimates regarding operating results, future revenues, capital requirements and the need for additional financing;
●	our ability to successfully integrate our acquisition of Brushy Resources, Inc. (“Brushy”) and realize anticipated benefits from such acquisition;
●	availability of capital on an economic basis, or at all, to fund our capital or operating needs;
●	our level of debt, which could adversely affect our ability to raise additional capital, limit our ability to react to economic changes and make it more difficult to meet our obligations under our debt;
●	restrictions imposed on us under Brushy’s credit agreement or other debt instruments that limit our discretion in operating our business;
●	certain events of default which have occurred under debt facilities and previously been waived;
●	potential default under our secured obligations, material debt agreements or agreements with our investors;
●	failure to meet requirements or covenants under our debt instruments, which could lead to foreclosure of significant core assets;
●	failure to fund our authorization for expenditures from other operators for key projects which will reduce or eliminate our interest in the wells/asset;
●	our history of losses and our ability to continue as a going concern;
●	inability to address our negative working capital position in a timely manner;
●	the inability of management to effectively implement our strategies and business plans;
●	estimated quantities and quality of oil and natural gas reserves;
●	exploration, exploitation and development results;
●	fluctuations in the price of oil and natural gas, including further reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
●	availability of, or delays related to, drilling, completion and production, personnel, supplies (including water) and equipment;
●	the timing and amount of future production of oil and natural gas;
●	the timing and success of our drilling and completion activity;
●	lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;

●	declines in the values of our natural gas and oil properties resulting in further write-down or impairments;
●	inability to hire or retain sufficient qualified operating field personnel;
●	our ability to successfully identify and consummate acquisition transactions;
●	our ability to successfully integrate acquired assets or dispose of non-core assets;
●	availability of funds under our credit agreement;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional economic conditions;
●	the strength and financial resources of our competitors;
●	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
●	inability to acquire or maintain mineral leases at a favorable economic value that will allow us to expand our development efforts;
●	inability to successfully develop our large inventory of undeveloped acreage we currently hold on a timely basis;
●	constraints, interruptions or other issues affecting the Denver-Julesburg Basin or Permian Basin, including with respect to transportation, marketing, processing, curtailment of production, natural disasters, and adverse weather conditions;
●	deterioration in general or regional economic conditions;
●	the strength and financial resources of our competitors;
●	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
●	inability to acquire or maintain mineral leases at a favorable economic value that will allow us to expand our development efforts;
●	inability to successfully develop our large inventory of undeveloped acreage we currently hold on a timely basis;
●	constraints, interruptions or other issues affecting the Permian or Denver-Julesburg Basins, including with respect to transportation, marketing, processing, curtailment of production, natural disasters, and adverse weather conditions;
●	technique risks inherent in drilling in existing or emerging unconventional shale plays using horizontal drilling and complex completion techniques;
●	delays, denials or other problems relating to our receipt of operational consents, approvals and permits from governmental entities and other parties;
●	unanticipated recovery or production problems, including cratering, explosions, blow-outs, fires and uncontrollable flows of oil, natural gas or well fluids;
●	environmental liabilities;
●	operating hazards and uninsured risks;
●	data protection and cyber-security threats;
●	loss of senior management or technical personnel;
●	litigation and the outcome of other contingencies, including legal proceedings;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations, including those related to climate change and hydraulic fracturing;
●	anticipated trends in our business;
●	effectiveness of our disclosure controls and procedures and internal controls over financial reporting;
●	changes in generally accepted accounting principles in the United States or in the legal, regulatory and legislative environments in the markets in which we operate; and
●	other factors, many of which are beyond our control.

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

LILIS ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash	$6,489,129	$110,022
Restricted cash	8,287	3,777
Accounts receivable (net of allowance of $280,000 and $80,000, respectively)	1,067,624	951,645
Prepaid expenses	372,061	75,233
Total current assets	7,937,101	1,140,677

Oil and gas properties (full cost method), at cost:
Evaluated properties	59,527,700	50,096,063
Unevaluated acreage, excluded from amortization	20,625,201	-
Total oil and gas properties, cost	80,152,901	50,096,063
Less accumulated depreciation, depletion, amortization, and impairment	(50,108,797)	(49,573,439)
Total oil and gas properties at cost, net	30,044,104	522,624

Other assets:
Office equipment net of accumulated depreciation of $157,510 and $137,149, respectively.	65,839	44,386
Restricted cash, deposits and other	575,109	2,000,406
Total other assets	640,948	2,044,792

Total Assets	$38,622,153	$3,708,093

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)

Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficiency)

Current liabilities:
Dividends accrued on preferred stock	$206,667	$720,000
Accrued expenses for drilling activity	-	535,938
Accounts payable	6,820,208	1,331,963
Accrued expenses	2,759,040	2,955,419
Revenue payable	1,347,871	-
Term loan - Independent Bank	5,379,211	-
Current asset retirement obligations	155,468	-
Convertible notes – net of discount	1,165,151	673,739
Convertible notes – related parties, net of discount	185,778	1,054,552
Term loan – Heartland, net of discount	-	2,492,069
Convertible debentures, net of discount	-	6,846,465
Derivative liability – conversion feature	-	5,511
Total current liabilities	18,019,394	16,615,656

Long term liabilities:
Other long-term liabilities	19,428	-
Note payable – SOS Ventures	1,000,000	-
Asset retirement obligation-non-current	837,660	207,953
Warrant liability	279,815	55,655
Total long-term liabilities	2,136,903	263,608

Total liabilities	20,156,297	16,879,264

Commitments and contingencies

Conditionally redeemable 6% preferred stock, $0.0001 par value: 7,000 shares authorized; 2,000 shares issued and outstanding with a liquidation preference of $2,180,000 as of June 30, 2016	$1,950,428	$1,172,517

Stockholders’ equity (deficiency)
Series A Preferred stock, $0.0001 par value; stated rate $1,000:10,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and 7,500 shares issued and outstanding at December 31, 2015.	-	6,794,000
Series B Preferred stock, $0.0001 par value; stated rate $10,000:20,000 shares authorized; 17,900 shares issued and outstanding and no shares issued and outstanding at December 31, 2015 with a liquidation preference of $17,923,867 as of June 30, 2016.	16,604,213	-
Series B Preferred stock subscribed 2,100 shares subscribed at June 30, 2016 and no shares subscribed at December 31, 2015.	(2,100,000)	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 15,588,594 shares issued and outstanding as of June 30, 2016 and 2,786,276 issued and outstanding as of December 31, 2015.	1,558	278
Additional paid in capital	206,190,005	159,771,692
Accumulated deficit	(204,180,348)	(180,909,658)
Total stockholders' equity (deficiency)	16,515,428	(14,343,688)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficiency)	$38,622,153	$3,708,093

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Oil sales	$742,499	$136,776	$778,735	$226,161
Gas sales	240,373	26,253	243,454	48,196
Operating fees	7,225	8,888	9,625	15,720
Total revenue	990,097	171,917	1,031,814	290,077

Costs and expenses:
Production costs	328,167	66,824	365,392	87,216
Production taxes	52,288	4,406	54,216	15,220
General and administrative	3,504,669	3,051,214	5,168,644	5,404,092
Depreciation, depletion, accretion and amortization	538,944	191,068	561,829	434,648
Impairment of evaluated oil and gas properties	-	504,897	-	5,966,909
Total costs and expenses	4,424,068	3,818,409	6,150,081	11,908,085

Loss from operations	(3,433,971)	(3,646,492)	(5,118,267)	(11,618,008)

Other income (expenses):
Other income	246,818	785	245,354	793
Inducement expense	(5,126,903)	-	(5,126,903)	-
Change in fair value of derivative liability – conversion feature	11,834	(161,806)	(37,084)	(273,897)
Change in fair value of warrant liability	(41,362)	(217,250)	(60,160)	(266,212)
Change in fair value of conditionally redeemable 6% preferred stock	(453,971)	74,305	(777,911)	120,191
Interest expense	(2,268,660)	(553,522)	(3,602,663)	(775,132)
Total other expenses	(7,632,244)	(857,488)	(9,359,367)	(1,194,257)

Net loss	(11,066,215)	(4,503,980)	(14,477,634)	(12,812,265)
Dividends on redeemable preferred stock	(30,000)	(30,000)	(60,000)	(60,000)
Dividend Series A Convertible Preferred Stock	(136,813)	(150,000)	(286,813)	(300,000)
Loss on extinguishment of Series A Convertible Preferred Stock	(540,000)	-	(540,000)	-
Deemed dividend Series B Convertible Preferred Stock	(7,906,243)	-	(7,906,243)	-
Net loss attributable to common shareholders	$(19,679,271)	$(4,683,980)	$(23,270,690)	$(13,172,265)

Net loss per common share basic and diluted	$(4.99)	$(1.73)	$(6.78)	$(4.87)
Weighted average shares outstanding:
Basic and diluted	3,946,573	2,712,607	3,431,122	2,705,754

LILIS ENERGY, INC.

Statements of STOCKHolders’ Equity (DEFICIT)

Six Months Ended June 30, 2016

	Series A Preferred Stock		Series B Preferred Stock		Series B Preferred Stock Subscribed		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	7,500	$6,794,000	-	$-			2,786,276	$278	159,771,692	(180,909,658)	(14,343,688)

Common stock issued for officer and board compensation	-	-	-	-			130,834	13	204,987	-	205,000
Stock based compensation for issuance of stock options	-	-	-	-			-	-	1,731,383	-	1,731,383
Stock based compensation for issuance of restricted stock	-	-	-	-			-	-	9,900	-	9,900
Cashless warrant exercise	-	-	-	-			250,520	25	(25)	-	-
Warrants exercised for cash	-	-	-	-			130,187	13	143,192	-	143,205
Fair value of warrants issued for bridge term loan	-	-	-	-			-	-	1,478,790	-	1,478,790
Common stock issued for convertible debentures and accrued interest	-	-	-	-			1,369,293	137	8,723,777	-	8,723,914
Common stock issued to Brushy Shareholders in connection with the merger	-	-	-	-			5,785,121	578	6,941,565	-	6,942,143
Warrants issued to SOS in connection with the Merger	-	-	-	-			-	-	169,609	-	169,609
Common stock issued for Series A Preferred Stock and accrued dividends	(7,500)	(6,794,000)	-	-			1,500,000	150	8,220,663	(540,000)	886,813
Common stock issued for convertible notes and accrued interest	-	-	-	-			3,636,363	364	7,601,343	-	7,601,707
Series B Preferred Stock issued for cash	-	-	17,900	18,194,501			-	-	-	-	18,194,501
Series B Preferred Stock subscription receivable	-	-	-	-	2,100	(2,100,000)	-	-	-	-	(2,100,000)
Warrants issued for Series B Preferred Stock offering fees	-	-	-	(1,590,288)			-	-	1,590,288	-	-
Warrants re-priced to induce conversion	-	-	-	-			-	-	1,445,905	-	1,445,905
Warrants re-priced to induce cash warrant exercise	-	-	-	-			-	-	277,360	-	277,360
Dividend Preferred stockholders	-	-	-	-			-	-	-	(60,000)	(60,000)
Dividend Series A Convertible Preferred stock	-	-	-	-			-	-	-	(286,813)	(286,813)
Deemed dividend Series B Convertible Preferred stock	-	-	-	-			-	-	7,879,576	(7,906,243)	(26,667)
Net loss	-	-	-	-			-	-	-	(14,477,634)	(14,477,634)
Balance, June 30, 2016	-	$-	17,900	$16,604,213	2,100	$(2,100,000)	15,588,594	$1,558	$206,190,005	$(204,180,348)	$16,515,428

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30
	2016	2015
Cash flows from operating activities:
Net loss	$(14,477,634)	$(12,812,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity instruments issued for services and compensation	1,946,283	2,638,110
Inducement expense	5,126,903	-
Bad debt expense	200,000	-
Amortization of deferred financing cost	220,020	51,507
Gain on extinguishment of debt	(250,000)	-
Change in fair value of executive bonus	(222,508)	-
Change in fair value of convertible debentures conversion derivative liability	37,084	273,897
Change in fair value of warrant liability	60,160	266,212
Change in fair value of conditionally redeemable 6% Preferred Stock	777,911	(120,191)
Depreciation, depletion, amortization and accretion of asset retirement obligation	561,829	434,648
Impairment of evaluated oil and gas properties	-	5,966,909
Accretion of debt discount	2,276,248	15,276
Changes in operating assets and liabilities:
Accounts receivable	209,264	(80,712)
Restricted cash	29,539	(69,803)
Prepaid assets	(218,432)	(47,784)
Accounts payable and other accrued expenses	1,971,437	701,821)
Net cash used in operating activities	(1,751,896)	(2,782,375)

Cash flows from investing activities:		-
Cash consideration advanced to Brushy – Merger consideration	(1,258,105)	-
Cash held at Brushy	705,881	-
Drilling capital expenditures	(1,917,574)	(73,081)
Net cash used in investing activities	(2,469,798)	(73,081)

Cash flows from financing activities:
Net proceeds from issuance of Series B Preferred Stock	16,094,501	-
Net proceeds from issuance of convertible notes	2,863,095	-
Proceeds from warrant exercise	143,205	-
Dividend payments on preferred stock	-	(180,000)
Debt issuance costs		(266,308)
Proceeds from issuance of term loan	-	250,000
Proceeds from issuance of debt	-	3,000,000
Repayment of debt	(8,500,000)	(250,000)
Net cash provided by financing activities	10,600,801	2,553,692

Increase (decrease) in cash	6,379,107	(301,764)
Cash at beginning of period	110,022	509,628
CASH AT END OF THE PERIOD	$6,489,129	$207,864

Supplemental disclosure:
Cash paid for interest	$216,507	$147,680
Cash paid for income taxes	-	-

Supplemental Non-cash transactions:

Common stock issued for Brushy’s common stock	$6,942,143	$-
Common stock issued for Series A Preferred Stock and accrued dividends	$8,220,813	$-
Loss on extinguishment of Series A Preferred Stock	$540,000	$-
Common stock issued for convertible debentures and accrued interest	$8,723,913	$-
Common stock issued for convertible notes and accrued interest	$7,601,707	$-
Warrants issued for fees associated with Series B Preferred Stock issuance	$1,590,288	$-
Warrants issued with Series B Preferred Stock issuance and recorded as a deemed dividend	$7,879,576	$-
Asset retirement established on newly drilled wells	$2,273	$-
Series B Preferred stock subscribed	$2,100,000	$-
Fair value of warrants issued as debt discount	$1,478,790	$56,250

Assets acquired and liabilities assumed through Brushy Merger:
Cash	$705,881	$-
Accounts receivable	$525,243	$-
Prepaid assets	$78,396	$-
Oil and gas properties - Evaluated	$7,511,790	$-
Oil and gas properties - Unevaluated	$20,625,201	$-
Office equipment	$41,814	$-
Restricted cash, deposits and other	$358,752	$-
Accounts payable	$4,366,580	$-
Accrued expenses	$1,348,687	$-
Revenue payable	$982,063	$-
Term loan – Independent Bank	$11,379,211	$-
Asset retirement obligations	$776,792	$-
Note payable – SOS Ventures	$1,000,000	$-
SOS warrant liability	$164,000	$-
Other liabilities	$19,428	$-

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION

On June 23, 2016, Lilis Energy, Inc. (“Lilis”, “Lilis Energy”, “we”, “our”, and the “Company”) completed the merger transaction contemplated by the Agreement and Plan of Merger dated as of December 29, 2015, as amended (the “Merger Agreement”) by and among Lilis, Brushy Resources, Inc., a Delaware corporation (“Brushy”) and Lilis Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of Lilis (“Merger Sub”). Pursuant to the terms of the Merger Agreement, at the effective time (the “Effective Time”), Merger Sub merged with and into Brushy (the “Merger”), with Brushy continuing as the surviving corporation and becoming a wholly-owned subsidiary of Lilis.  The results of operations of Brushy are included with those of Lilis from June 23, 2016 through June 30, 2016.  See Note 4 — Merger with Brushy and Related Transactions for additional information.

The Company is an independent oil and gas exploration and production company, which historically, was focused on the Denver-Julesburg Basin (“DJ Basin”) where it currently holds approximately 7,600 net acres located in Wyoming, Colorado and Nebraska. As a result of the completion of the Merger, the Company’s operating activities are additionally focused on the Permian Basin, with operations in the Delaware Basin in Texas and New Mexico, where it holds approximately 3,800 net acres. Lilis drills for, operates and produces oil and natural gas wells through the Company’s land holdings.

On June 23, 2016, the Company effected a 1-for-10 reverse stock split of its Common Stock (the “Reverse Split”). The accompanying condensed consolidated financial statements and these notes to the condensed consolidated financial statements give retroactive effect to the Reverse Split for all periods presented. For additional information on the Reverse Split see Note 4 – Merger with Brushy and Related Transactions.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company's financial statements for the three and six months ended June 30, 2016 have been prepared on a going concern basis. The Company has reported net operating losses during the three and six months ended June 30, 2016 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, and short-term debt obligations may adversely affect the Company's ability to access the capital it needs to continue operations on terms acceptable to the Company when such capital is needed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to successfully accomplish its business plan, integrate the Merger and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty. As of August 24, 2016, the Company's cash balance was approximately $5 million.

Recent Developments and Managements Plan

On June 15, 2016, the Company entered into a securities purchase agreement (the “Series B Purchase Agreement”) for $20 million shares of its Series B 6% Convertible Preferred Stock (the “Series B Preferred Stock”) and warrants to purchase up to 9,090,909 shares of its common stock, par value $0.0001 (“Common Stock”) at an exercise price of $2.50 (the “Series B Preferred Offering”). See Note 4 — Merger with Brushy and Related Transactions for additional information.

On June 23, 2016, the Company completed its Merger with Brushy. In connection with the Merger, the Company converted approximately $6.85 million of its 8% Convertible Debentures (the “Debentures”) and $7.5 million in its outstanding Series A Preferred Stock (“Series A Preferred Stock”) into Common Stock at a conversion price of $5.00. Additionally, in a series of transactions from December 29, 2015 through May 6, 2016, the Company issued approximately $5.8 million in 12% Convertible Subordinated Notes (the “Convertible Notes”) of which approximately $4.0 million was converted to Common Stock at $1.10 on June 23, 2016, in connection with the consummation of the Merger. As part of the Convertible Notes transactions, the Company issued warrants to purchase up to approximately 2.3 million shares of Common Stock with exercise prices of $0.10 and $2.50.

In connection with the Merger, the Company used a portion of the proceeds received through the transactions above to pay-down its term loan with Heartland Bank at a discount of $250,000. The Company also assumed certain liabilities of Brushy in an aggregate amount of $18.6 million. The proceeds from the Series B Preferred Offering were subsequently used to pay-down $6.0 million of Brushy's outstanding loan with its senior Lender, Independent Bank resulting in a remaining aggregate outstanding balance of $5.4 million due on December 15, 2016. Additionally, Lilis paid SOSV Investments, LLC ("SOS"), Brushy's former subordinated lender, a cash payment of $500,000, issued a subordinated unsecured promissory note in the amount of $1.0 million, due June 30, 2019 (the "SOS Note"), and a warrant to purchase up to 200,000 shares of Common at an exercise price of $25.00 (the "SOS Warrant") as partial consideration in exchange for the extinguishment of $20.5 million of Brushy's subordinated debt. The additional consideration paid to SOS was recorded as additional Merger consideration.

The Company had also paid deposits and operating expenses of Brushy toward completion of the Merger of approximately $2.5 million, which is recorded as additional Merger consideration.

For a complete description of the transactions referred to above and the Company’s outstanding indebtedness see Note 4 — Merger with Brushy and Related Transactions and Note 7 — Loan Agreements.

During the year ended December 31, 2015, the Company entered into eight joint operating agreements (“JOAs”) to participate as a non-operator in the drilling of eight wells in the DJ Basin (the “Noble Wells”), which due to capital constraints, were temporarily shut-in. In May 2016, the Company renegotiated the ability to fund its share of the outstanding drilling operations in the amount of approximately $1.68 million, the outstanding balance of which the Company paid in June 2016, using the proceeds from the transactions described above. As a result, the Company regained compliance under each of the JOAs. The oil and gas production and associated revenue for these eight wells in a total amount of $861,000 from inception through June 30, 2016, have been recorded and earned in the quarter ended June 30, 2016.

As a result of the completion of the Merger and regaining compliance with the JOAs, as of August 24, 2016, the Company was producing approximately 650 BOE a day from 35 economically producing wells. However, even after giving effect to the Merger and regaining compliance with the JOAs, due to the decline in commodity prices combined with the Company's resulting short-term outstanding indebtedness, the cash generated from the Company's production activity is not sufficient to pay its operating costs and the Company does not currently have sufficient cash to continue operations in the ordinary course without raising additional capital. The Company continues to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, the financial statements do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

The most significant financial estimates are associated with the Company’s estimated volumes of proved oil and natural gas reserves, asset retirement obligations, assessments of impairment imbedded in the carrying value of undeveloped acreage and undeveloped properties, fair value of financial instruments, including derivative liabilities, depreciation and accretion, income taxes and contingencies, in addition to valuing the assets acquired and liabilities assumed in the Merger

Oil and Gas Producing Activities

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three and six months ended June 30, 2016 no impairment was recorded. During the three and six months ended June 30, 2015, the Company incurred impairment on its oil and gas properties of approximately $505,000 and $5.97 million, respectively.

The present value of estimated future net cash flows was computed by applying a flat oil price to forecast revenues from estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

Accrued Expense

Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations of a particular entity to transfer assets or provide service to other entities in the future as a result of past transactions or events. Below is the break-out of the accrued expense account as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Penalties due stakeholders – assumed in Merger	$738,320	$-
Ad Valorem and production taxes	483,818	357,618
Accrued professional fees	531,500	90,825
Accrued executive compensation	412,500	720,414
Board of director fees	260,869	-
Lease operating expense	166,282	177,847
Accrued interest	89,883	1,239,210
Other payables	75,868	369,505
	$2,759,040	$2,955,419

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

The fair value of the Company’s asset retirement obligation liability is calculated at the point of inception by taking into account (i) the cost of abandoning oil and gas wells, which is based on the Company’s and/or industry’s historical experience for similar work, or estimates from independent third-parties; (ii) the economic lives of its properties, which are based on estimates from reserve engineers; (iii) the inflation rate; and (iv) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.  The Company has accreted approximately $3,000 and $6,000 for the three and six months ended June 30, 2016, respectively, and approximately $5,000 and $9,000 for the three and six months ended June 30, 2015, respectively.

Changes to the asset retirement obligation were as follows, (in thousands):

	June 30, 2016	December 31, 2015
Balance, beginning of period	$208	$200
Additions	779	-
Disposition	-	-
Revisions	-	(2)
Accretion	6	10
	993	208
Less: Current portion for cash flows expected to be incurred within one year	(155)	-
Long-term portion, end of period	$838	$208

Expected timing of asset retirement obligations:

Year Ending June 30,
2016	$155
2017	-
2018	24
2019	-
2020	87
Thereafter	727
Total	$993

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

Potentially dilutive securities, such as shares issuable upon the conversion of debt or preferred stock, and exercise of warrants and options, are excluded from the calculation when their effect would be anti-dilutive. As of June 30, 2016 and June 30, 2015 shares underlying restricted stock units, options, warrants, preferred stock and Debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.

The Company had the following Common Stock equivalents at June 30, 2016 and June 30, 2015:

	June 30, 2016	June 30, 2015
Stock Options	3,318,333	615,000
Restricted Stock Units (employees/directors)	159,583	191,400
Series A Preferred Stock	-	311,203
Series B Preferred Stock	18,181,818	-
Warrants to Purchase Common Stock	13,720,747	1,568,533
Convertible Notes	1,648,268	-
Convertible Debentures	-	342,323
	37,028,749	3,028,459

Recently Issued Accounting Pronouncements

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

NOTE 4 – MERGER WITH BRUSHY RESOURCES, INC. AND RELATED TRANSACTIONS

As described in Note 1 above, on June 23, 2016, the Company completed its Merger with Brushy. The results of the Company's operations since the closing date of the Merger are included in its consolidated statement of operations. The Merger was effected through the issuance of approximately 5.785 million shares of Common Stock in exchange for all outstanding shares of Brushy common stock using a ratio of 0.4550916 shares of Lilis Common Stock for each share of Brushy common stock and the assumption of Brushy's liabilities, including approximately $11.4 million of outstanding debt with Independent Bank and approximately $7.2 million of accounts payable, accrued expenses and asset retirement obligations, Brushy's senior lender. In connection with the closing of the Merger, Lilis paid-down $6.0 million of the principal amount outstanding on the loan, made a cash payment of $500,000 to SOS and issued SOS a Note of $1 million, along with a warrant to purchase 200,000 shares of Common Stock. For a complete description of the liabilities assumed by the Company in connection with the Merger see Note 7 -Loan Agreements-Independent Bank and Promissory Note.

In connection with the Merger, Lilis incurred Merger-related costs of approximately $3.22 million to date, including (i) $3.05 million of consulting, investment, advisory, legal and other Merger-related fees, and (ii) $169,000 of value in conjunction with the warrants issued to SOS recorded additional Merger consideration.

Allocation of Purchase Price - The Merger has been accounted for as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price of Brushy to the assets and liabilities assumed based on the fair value on the closing date of the Merger.

The following table sets forth our preliminary purchase price allocation:

	(in thousands, except number of shares and stock price)
Shares of Lilis Common Stock issued to Brushy shareholders		5,785,119
Lilis Common Stock closing price on June 23, 2016		$1.20
Fair value of Common Stock issued		$6,942
Cash consideration paid to SOS		500
SOS Note		1,000
Fair value of SOS warrant		170
Warrant liability – repricing derivative		164
Advance to Brushy pre-merger		2,508
Total purchase price		11,284
Plus: liabilities assumed by Lilis
Current Liabilities
Account payable and accrued expenses	$5,650
Accrued expenses – penalties assumed with Merger	738
Term loan - Independent Bank	11,379
		17,767

Long-Term Debt		19
Asset Retirement Obligation		777
Amount attributable to liabilities assumed		18,563
		$29,847

Fair Value of Brushy Assets
Current Assets:
Cash	$706
Other current assets	603
		$1,309
Oil and Gas Properties:
Evaluated properties	7,512
Unevaluated properties	20,625
		28,137
Other assets
Other Property Plant & Equipment	42
Other assets	359
		401
Total Asset Value		$29,847

The fair value measurements of oil and natural gas properties and asset retirement obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management at the time of the valuation and are the most sensitive and may be subject to change.

The results of operations attributable to Brushy are included in the Company’s consolidated statement of operations beginning on June 24, 2016. Revenues of approximately $70,000 and pre-tax net loss of approximately $129,000 from Brushy were generated from June 24, 2016 to June 30, 2016.

Pro forma Financial Information - The following pro forma condensed combined financial information was derived from the historical financial statements of Lilis and Brushy and gives effect to the Merger as if it had occurred on January 1, 2015. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including (i) Lilis’s Common Stock issued to convert Brushy’s outstanding shares of common stock as of the closing date of the Merger, (ii) adjustments to conform Brushy’s historical policy of accounting for its oil and natural gas properties from the successful efforts method to the full cost method of accounting, (iii) depletion of Brushy's fair-valued proved oil and gas properties, and (iv) the estimated tax impacts of the pro forma adjustments. Additionally, pro forma earnings for the three and six months ended June 30, 2016 were adjusted to exclude $6.8 million and $7.4 million, respectively, of Merger-related costs, which includes an inducement expense of $5.1 million for both periods presented incurred by Lilis and $582,000 and $746,000, respectively, incurred by Brushy. The pro forma results of operations do not include any cost savings or other synergies that may result from the Merger or any estimated costs that have been or will be incurred by Lilis to integrate the Brushy assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Merger taken place on January 1, 2015; furthermore, the financial information is not intended to be a projection of future results.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands, except per share amounts)
Revenue	$1,808	$568	$2,630	$1,297

Net loss	$(5,843)	$(6,522)	$(10,511)	$(14,305)

Net loss per common share basic and diluted	$(1.48)	$(2.40)	$(3.06)	$(5.29)

Weighted average shares outstanding:
Basic and diluted	3,946,573	2,712,607	3,431,122	2,705,754

Debenture Conversion

On June 23, 2016, pursuant to the terms of the Debenture Conversion Agreement, dated as of December 29, 2015, the Company's remaining outstanding 8% Convertible Debentures converted automatically upon consummation of the Merger at $5.00 per share, resulting in the issuance of 1,369,293 shares of Common Stock. In exchange for the reduction in conversion price, all accrued but unpaid interest was forfeited. The modification of such conversion rate resulted in an immaterial gain. The convertible debentures and associated derivative liability was then reclassified to additional paid in capital.

Series A Preferred Stock Conversion

On June 23, 2016, upon consummation of the Merger, each outstanding share of Series A Preferred Stock automatically converted into Common Stock at a conversion price of $5.00 resulting in the issuance of 1,500,000 shares of Common Stock. In exchange for the reduction in conversion price, all accrued but unpaid dividends were forfeited. The modification of such conversion rate resulted in a $540,000 loss on extinguishment.

Convertible Notes Transactions and Conversion

In a series of transactions from December 29, 2015 to May 6, 2016, the Company issued an aggregate of approximately $5.8 million Convertible Notes maturing on June 30, 2016 and April 1, 2017, at a conversion price of $5.00 and warrants to purchase an aggregate of approximately 2.3 million shares of Common Stock with an exercise price of $2.50 for warrants issued between December 2015 and March 2016 and $0.10 for the warrants issued in May 2016. Subsequently, as an inducement to participate in the May Convertible Notes offering, warrants to purchase up to 620,000 shares of Common Stock issued between December 2015 and March 2016 were amended and restated to reduce the exercise price to $0.10. As such, the Company recorded in other income (expense) an inducement expense of $1.72 million. The proceeds from this financing were used to pay a $2.0 million refundable deposit in connection with the Merger, to fund certain operating expenses of Brushy in an aggregate amount of $508,000, to fund approximately $1.3 million of interest payments to Heartland and to fund approximately $2.0 million in working capital and accounts payables reductions.

In connection with the closing of the Merger, on June 23, 2016, certain holders of Convertible Notes in an aggregate principal amount of approximately $4.0 million entered into a Conversion Agreement with the Company (the "Note Conversion Agreement"). The terms of the Note Conversion Agreement provided that the Convertible Notes were automatically converted into Common Stock upon the closing of the Merger. Pursuant to the terms of the Note Conversion Agreement, in exchange for immediate conversion upon closing, the conversion price was reduced to $1.10, which resulted in the issuance of 3,636,363 shares of Common Stock. The modification of such conversion rate resulted in a $3.4 million inducement charge recorded in other expense. Holders of these Convertible Notes waived and forfeited any and all rights to receive accrued but unpaid interest. For a more detailed description of the terms of the Convertible Notes see Note 7 -Loan Agreements-Convertible Notes. T.R. Winston & Company, LLC ("TRW") also received an advisory fee in connection with the Convertible Notes transactions of $350,000, which was subsequently reinvested into the Series B Preferred Offering for 350 shares of Series B Preferred Stock and the related warrants to purchase 159,091 shares of Common Stock at an exercise price of $2.50.

Series B Preferred Stock Issuance

On June 15, 2016, the Company entered into the Series B Purchase Agreement with accredited investors, pursuant to which the Company issued an aggregate of $20 million of Series B Preferred Stock with a conversion price of $1.10 and warrants to purchase 9,090,909 shares of Common Stock at an exercise price of $2.50. The warrants are immediately exercisable from the issuance date, for a period of two years, subject to certain conditions. The Company also issued to TRW and KES 7 Capital Inc. ("KES7") warrants to purchase 452,724 and 820,000 shares of common stock respectively, in addition to a cash fee of $500,000 to TRW, $150,000 of which was subsequently reinvested in the Series B Preferred Offering for 150 shares of Series B Preferred Stock and the related warrants to purchase 68,182 shares of Common Stock at an exercise price of $2.50 and $900,000 to KES7, in addition to certain fees and expenses associated with the transaction. The Company used and expects to continue to use the proceeds of the Series B Preferred Stock offering for acquisition costs incurred in connection with the Merger, debt repayment, drilling and development costs and general corporate purposes. For a more detailed description of terms of the Series B Preferred Stock see Note 10 - Shareholders' Equity.

NOTE 5 - OIL AND GAS ASSETS

On June 23, 2016, the Company completed its Merger with Brushy, as described above. As a result of the Merger, the Company acquired 19 producing properties valued at $7.5 million and 3,458 net acres in the Permian Basin, unevaluated properties valued at $20.6 million

During the year ended December 31, 2015, the Company entered into the JOAs. The Company has an average of 3.41% working interest in each of the Noble Wells. However, due to capital constraints, the Company was placed in non-consent status and the wells were temporarily shut-in. In May 2016, the Company renegotiated the ability to fund its share of the outstanding drilling operations in the amount of approximately $1.68 million. It paid a $300,000 deposit immediately and paid the balance in June 2016, which enabled the Company to regain compliance under each of the JOAs.

Depreciation, depletion and amortization expenses related to the proved properties were approximately $365,000 and $388,000 for three and six months ended June 30, 2016, respectively, as compared to approximately $184,000 and $416,000 for the three and six months ended June 30, 2015, respectively.

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

The Company’s interest rate Term Loan, Debentures and Convertible Notes are measured using Level 3 inputs.

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

The Company has no such derivative instruments at June 30, 2016 and December 31, 2015.

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

Impairment

The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such amounts to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates or proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. The Company did not have an impairment during the three and six months ended June 30, 2016. Impairment of oil and gas assets for the three and six months ended June 30, 2015 was approximately $505,000 and $5.97 million, respectively.

Executive Compensation

Effective as of June 23, 2016, the Company and each of Abraham Mirman, Ronald D. Ormand, Michael Pawelek, Kevin Nanke, Edward Shaw, Ariella Fuchs and Joe Pawelek entered into a new employment agreement, which replaced any prior employment agreements with the Company or Brushy in the entirety. Each employment agreement provides for the executive to receive a cash incentive bonus if certain production thresholds are achieved by the Company. The Company has not yet met these production thresholds within the required measurement period for that term under the new employment agreements or the prior employment agreements in effect prior to June 23, 2016. As such, at June 30, 2016, the incentive bonus liability had no value.

For a complete description of the terms of each employment agreement see Note 9—Related Party Transactions.

Change in Warrant Liability

On September 2, 2014, the Company entered into a Consulting Agreement with Bristol Capital, LLC (“Bristol”), pursuant to which the Company issued to Bristol a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $20.00 per share (or, in the alternative, 100,000 options, but in no case both). The agreement has a price protection feature that will automatically reduce the exercise price if the Company enters into another consulting agreement pursuant to which warrants are issued with a lower exercise price.

On June 30, 2016, the Company revalued the warrants/options using the following variables: (i) warrants to purchase up to 100,000 shares of Common Stock; (ii) stock price of $2.00; (iii) exercise price of $20.00; (iv) expected life of 3.2 years; (v) volatility of 150%; risk free rate of 0.8% for a total value of approximately $94,000, which adjusted the change in fair value valuation of the derivative by approximately $36,000 and $50,000 for the three and six months ended June 30, 2016, respectively.

On January 8, 2015, the Company entered into the Credit Agreement (as defined below). In connection with the Credit Agreement, the Company issued to Heartland a warrant to purchase up to 22,500 shares of Common Stock at an adjusted exercise price of $4.26 with the initial advance, which contains an anti-dilution feature that reduces the exercise price and adjusts the share amount if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price. During the three and six months ended June 30, 2016, the Company issued the Convertible Notes with a conversion price of $5.00, which was subsequently reduced to $1.10 and warrants with an exercise price of $0.10.

On June 30, 2016, the Company revalued the warrants using the following variables: (i) 22,500 warrants issued; (ii) stock price of $2.00; (iii) adjusted exercise price of $4.26; (iv) expected life of 3.5 years; (v) volatility of 150%; (vi) risk free rate of 0.8% for a total value of approximately $22,000, which adjusted the fair value valuation of the derivative by approximately $6,000 and $13,000 for the three and six months ended June 30, 2016, respectively.

Pursuant to the Merger Agreement and as a condition to the Fourth Amendment (defined below), the Company was required to make a cash payment of $500,000, issue the SOS Note and the SOS Warrant. The SOS Warrant contains a price protection feature that will automatically reduce the exercise price if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price after June 23, 2016.

On June 30, 2016, the Company evaluated the SOS Warrant using the following variables: (i) 200,000 warrants issued; (ii) stock price of $25.00; (iii) expected life of 2.0 years; (iv) volatility of 150%; (vi) risk free rate of 0.6% for a total value of approximately $164,000. This initial value was recorded as additional Merger consideration.

Debentures Conversion Derivative Liability

As of June 30, 2016, the Company had no outstanding 8% Convertible Debentures, the remaining balance of which was converted into Common Stock in connection with the consummation of the Merger at $5.00.

The following table provides a summary of the fair values of assets and liabilities measured at fair value (rounded to the nearest thousands):

June 30, 2016:

	Level 1	Level 2	Level 3	Total

Liability
Warrant liabilities	$-	$-	$(280,000)	$(280,000)
Total liability, at fair value	$-	$-	$(280,000)	$(280,000)

December 31, 2015:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreements	$-	$-	$(223,000)	$(223,000)
Warrant liabilities	-	-	(56,000)	(56,000)
Convertible debenture conversion derivative liability	-	-	(6,000)	(6,000)
Total liability, at fair value	$-	$-	$(285,000)	$(285,000)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of June 30, 2016 and 2015:

	Conversion derivative liability	Bristol/ Heartland/SOS warrant liability	Incentive bonus	Total

Balance at January 1, 2016	$(6,000)	$(56,000)	$(223,000)	$(285,000)
Additional liability	-	(164,000)	-	(164,000)
Change in fair value of liability	(37,000)	(60,000)	223,000	126,000
Converted to equity	43,000	-	-	43,000
Balance at June 30, 2016	$-	$(280,000)	$-	$(280,000)

	Conversion derivative liability	Bristol/ Heartland warrant liability	Incentive bonus	Total

Balance at January 1, 2015	$1,249,000	$394,000	$40,000	$1,683,000
Additional liability	-	56,000	149,000	205,000
Change in fair value of liability	274,000	266,000	42,000	582,000
Balance at June 30, 2015	$1,523,000	$716,000	$231,000	$2,470,000

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2016 and June 30, 2015.

NOTE 7 - LOAN AGREEMENTS

Credit Agreements - Current

	As of June 30, 2016	As of December 31, 2015

Term loan – Independent Bank	$5,379,000	$-

Term loan – Heartland, net of deferred financing costs	$-	$2,492,000

Independent Bank and Promissory Note

On June 22, 2016, in connection with the completion of the Merger, the Company, Brushy and Independent Bank (the “Lender”), Brushy’s senior secured lender, entered into an amendment to Brushy’s forbearance agreement with the Lender (the “Fourth Amendment”), which, among other things, provided for a pay-down of approximately $6.0 million of the principal amount outstanding on the loan (the “Loan”), plus fees and other expenses incurred in connection with the Loan, in exchange for an extension of the maturity date through December 15, 2016, at an interest rate of 6.5%, payable monthly. Additionally, the Company agreed to (i) guaranty the approximately $5.4 million aggregate principal amount of the Loan, (ii) grant a lien in favor of the Lender on all of the Company’s real and personal property, (iii) restrict the incurrence of additional debt and (iv) maintain certain deposit accounts with various restrictions with the Lender.

Heartland Bank

On January 8, 2015, the Company entered into the Credit Agreement with Heartland Bank (the “Credit Agreement”), as administrative agent and the Lenders party thereto. The Credit Agreement provided for a three-year senior secured term loan in an initial aggregate principal amount of $3,000,000, or the Term Loan. On December 29, 2015, after a default on an interest payment and in connection with the Merger, the Company entered into the Forbearance Agreement with Heartland (the “Heartland Forbearance Agreement”). The Heartland Forbearance Agreement, restricted Heartland from exercising any of its remedies until April 30, 2016, which was subject to certain conditions, including a requirement for the Company to make a monthly interest payment to Heartland.

Following the First Amendment entered into on March 1, 2016, on May 4, 2016, as a result of a default on the required March 1, April 1 and May 1 interest payments pursuant to the Forbearance Agreement, the Company entered into a second amendment to the Forbearance Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the limit on the amount of New Subordinated Debt the Company had been permitted to raise was eliminated and the Forbearance Expiration Date was extended to May 31, 2016. As consideration for the forgoing, the Company paid Heartland the overdue interest owed pursuant to the Term Loan and interest due through May 31, 2016 in the approximate amount of $87,000 and reimbursement of a portion of Heartland’s fees and expenses in an approximate amount of $53,000. During the three and six months ended June 30, 2016, the Company amortized approximately $193,000 and $220,000 of deferred financing, respectively. This amount is recorded as a component of non-cash interest expense.

In connection with the consummation of the Merger, on June 22, 2016, the Company repaid the entire balance of its outstanding indebtedness with Heartland at a discount of $250,000 (recognized as a gain in other income (expense), resulting in the elimination of $2.75 million in senior secured debt and the extinguishment of Heartland’s security interest in the assets of the Company.

Convertible Notes

Current - (rounded to the nearest thousands):

June 30, 2016:

	Related Party	Non Related Party
Convertible notes, net - January 1, 2016	$1,055,000	$674,000
Borrowings	1,250,000	1,613,000
Warrants issued as debt discount	(646,000)	(833,000)
Accretion of debt discount	1,177,000	1,061,000
Converted to equity	(2,650,000)	(1,350,000)
Convertible notes, net- June 30, 2016	$186,000	$1,165,000

	Related Party	Non Related Party
Convertible notes	$400,000	$1,413,000
Unamortized debt discount	(214,000)	(248,000)
Convertible notes, net	$186,000	$1,165,000

December 31, 2015:

	Related Party	Non Related Party
Convertible notes	$1,800,000	$1,150,000
Unamortized debt discount	(745,000)	(476,000)
Convertible notes, net	$1,055,000	$674,000

During the three and six months ended June 30, 2016, the Company amortized approximately $1.45 million and $2.24 million of convertible debt discount, respectively. This amount is recorded as a component of non-cash interest expense.

In a series of transactions from December 29, 2015 to May 6, 2016, the Company issued an aggregate of approximately $5.8 million in Convertible Notes maturing on June 30, 2016 and April 1, 2017 at a conversion price of $5.00 and warrants to purchase an aggregate of approximately 2.3 million shares of Common Stock with an exercise price of $2.50 for warrants issued between December 2015 and March 2016 and $0.10 for the warrants issued in May 2016. Subsequently, warrants to purchase 620,000 shares of Common Stock issued between December 2015 and March 2016 were amended and restated to reduce the exercise price to $0.10 in exchange for additional consideration in the form of participation in the May Convertible Notes offering. The proceeds from this financing were used to pay a $2 million refundable deposit in connection with the Merger, to fund certain operating expenses of Brushy in an aggregate amount of approximately $508,000, to fund approximately $1.3 million of interest payments to Heartland and to fund approximately $2.0 million in working capital and accounts payables reductions.

In connection with the closing of the Merger, on June 23, 2016, certain holders of Convertible Notes in an aggregate principal amount of approximately $4.0 million entered into the Note Conversion Agreement. The terms of the Note Conversion Agreement provided that the Convertible Notes were automatically converted into Common Stock upon the closing of the Merger. Pursuant to the terms of the Conversion Agreement, the conversion price was reduced to $1.10, which resulted in the issuance of 3,636,363 shares of Common Stock. Holders of these Convertible Notes waived and forfeited any and all rights to receive accrued but unpaid interest. The Company accounted for the reduction in the conversion price as an inducement expense and recognized $3.4 million in other income (expense).

The Convertible Notes bear interest at a rate of 12% per annum, payable at maturity. The Convertible Notes and accrued but unpaid interest thereon is convertible in whole or in part from time to time at the option of the holders thereof into shares of our Common Stock at a conversion price of $5.00. The Convertible Notes may be prepaid in whole or in part (but with payment of accrued interest to the date of prepayment) at any time at a premium of 103% for the first 120 days and a premium of 105% thereafter, so long as no Senior Debt is outstanding. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest, subject to certain subordination provisions.

On August 3, 2016, the Company entered into an amendment with the remaining holders of approximately $1.8 million in Convertible Notes. For more information on the amendment, see Note 12 — Subsequent Events.

Debentures

On June 23, 2016, pursuant to the terms of the Debenture Conversion Agreement, dated as of December 29, 2015, the Company’s remaining outstanding 8% Convertible Debentures converted automatically upon consummation of the Merger at $5.00 per share, resulting in the issuance of 1,369,293 shares of Common Stock. In exchange for the reduction in conversion price, all accrued but unpaid interest was forfeited.   The modification of such conversion rate resulted in an immaterial gain.  The Convertible Debentures and associated derivative liability was then reclassified to additional paid in capital.

Note Payable – SOS Ventures

Pursuant to the Merger Agreement and as a condition of the Fourth Amendment, the Company was required to make a cash payment of $500,000, the issuance of the SOS Note and the SOS Warrant.

As of June 30, 2016

Note payable – SOS due after one year (1)	$1,000,000

(1)	The SOS Note matures on June 30, 2019 and has an interest rate of 6.0% due at maturity.

Interest Expense

Interest expense for the three and six months ended June 30, 2016 was approximately $2.27 million and $3.60 million, respectively, as compared to the three and six months ended June 30, 2015 of approximately $553,000 and $775,000, respectively. The non-cash interest expense during the three and six months ended June 30, 2016 was approximately $2.1 million and $3.38 million, respectively, as compared to approximately $425,000 and $597,000 for the three and six months ended June 30, 2015. The non-cash interest expenses consisted of non-cash interest expense and amortization of the deferred financing costs, accretion of the Debentures payable discount, and Debentures interest paid in Common Stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At June 30, 2016, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of June 30, 2016, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

Legal Proceedings

The Company may from time to time be involved in various legal actions arising in the normal course of business. The Company does not believe that there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016 and 2015, the Company has engaged in the following transactions with related parties:

Six Months Ended June 30, 2016

Series B Preferred Stock Private Placement

On June 15, 2016, the Company entered into the Series B Purchase Agreement with certain institutional and accredited investors (the “Purchasers”) in connection with the Series B Offering.

In connection with the Series B Offering, the Company issued to the Purchasers warrants to purchase approximately 9.1 million shares of Common Stock. The warrants have an exercise price of $2.50 per share, and are immediately exercisable from the issuance date, for a period of two years, subject to certain conditions.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to register, on behalf of the Purchasers, the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and the shares of Common Stock underlying the warrants. Pursuant to the terms of the Registration Rights Agreement, the Company must file a registration statement within one hundred twenty days of the closing and is required to obtain the effectiveness of such registration statement within one hundred and twenty calendar days following June 15, 2016 (or, in the event of a review by the Commission, the one hundred and eighty days).

On June 6, 2016, as subsequently amended, the Company entered into a Transaction Fee Agreement with TRW, a more than 5% stockholder of the Company, in connection with the Series B Preferred Offering to act as co-broker dealers along with KES7, and as administrative agent. TRW received a cash fee of $500,000 and broker warrants to purchase up to 452,724 shares of Common Stock, at an exercise price of $1.30, exercisable on or after September 17, 2016, for a period of two years. Of the cash fee paid to TRW, $150,000 was reinvested into the Series B Preferred Offering in exchange for 150 shares of Series B Preferred Stock and the related warrants to purchase 68,182 shares of Common Stock at an exercise price of $2.50. These fees were recorded as a reduction to equity.

Certain other Purchasers in the Offering include related parties of the Company, such as Abraham Mirman, the Company's Chief Executive Officer and a director, through the Bralina Group, LLC for which Mr. Mirman holds shared voting and dispositive power ($1.65 million); Ronald D. Ormand, the Company's Executive Chairman of the Board through Perugia Investments LP for which Mr. Ormand holds sole voting and dispositive power ($1.0 million), Kevin Nanke, the Company's Chief Financial Officer, through KKN Holdings LLC, for which Mr. Nanke holds sole voting and dispositive power ($200,000), R. Glenn Dawson, a director of the Company ($125,000), Pierre Caland through Wallington Investment Holdings, Ltd. a more than 5% shareholder of our Company ($250,000) and Bryan Ezralow through various entities beneficially owned by him ($1.3 million).

Debenture Conversion Agreement

On December 29, 2015, the Company entered into the Debenture Conversion Agreement with all of the remaining holders of the Debentures. The terms of the Debenture Conversion Agreement provided that the entire amount of approximately $6.85 million in outstanding Debentures automatically converted into Common Stock upon the closing of the Merger, provided that we obtain the requisite stockholder approval as required by the Nasdaq Marketplace Rules, which was obtained on May 23, 2016.

On June 23, 2016, pursuant to the terms of the Debenture Conversion Agreement, dated as of December 29, 2015, the Company’s remaining outstanding 8% Convertible Debentures converted automatically upon consummation of the Merger at $5.00 per share, resulting in the issuance of 1,369,293 shares of Common Stock. In exchange for the reduction in conversion price, all accrued but unpaid interest was forfeited. The modification of such conversion rate resulted in an immaterial gain.  The Convertible Debentures and associated derivative liability was then reclassified to additional paid in capital.

Certain parties to the Debenture Conversion Agreement include related parties of the Company, such as the Steven B. Dunn and Laura Dunn Revocable Trust dated 10/28/10, of which its respective Debenture amount converted was approximately $1.02 million, Bryan Ezralow through EZ Colony Partners, LLC of which his respective Debenture amount converted was approximately $1.54 million and Pierre Caland through Wallington Investment Holdings, Ltd., of which its respective Debenture amount converted was approximately $2.09 million. Each of the Steven B. Dunn and Laura Dunn Revocable Trust dated 10/28/10 and Wallington Investment Holdings, Ltd. were a more than 5% shareholder of the Company on the date of conversion.

Series A Preferred Stock

On May 30, 2014, the Company entered into a securities purchase agreement with accredited investors, pursuant to which it issued an aggregate of $7.5 million in Series A Preferred Stock with a conversion price of $24.10 and warrants to purchase up to 155,602 shares of Common Stock.

On June 23, 2016, after the receipt of requisite stockholder approval and in connection with the consummation of the Merger, all outstanding shares of Series A Preferred Stock were converted into Common Stock at a reduced conversion price of $5.00 a share, resulting in the issuance of 1,500,000 shares of Common Stock. In exchange for the reduction in conversion price from $24.10 per share to $5.00 per share, all accrued but unpaid dividends were forfeited.

Several of the Company’s officers, directors and affiliates were investors in the Series A Preferred Stock and converted their shares at $5.00 including Abraham Mirman ($250,000), Ronald D. Ormand (through Perugia Investments ($500,000), Nuno Brandolini ($100,000), General Merrill McPeak ($250,000), TRW ($779,000) and Pierre Caland through Wallington Investment Holdings, Ltd. ($125,000).

Convertible Notes

In a series of transactions from December 29, 2015 to May 6, 2016, the Company issued an aggregate of approximately $5.8 million in Convertible Notes maturing on June 30, 2016 and April 1, 2017 at a conversion price of $5.00 and warrants to purchase an aggregate of approximately 2.3 million shares of Common Stock with an exercise price of $2.50 for warrants issued between December 2015 and March 2016 and $0.10 for the warrants issued in May 2016. The Purchasers include certain related parties of us, including Abraham Mirman, the Chief Executive Officer and a director of the Company ($750,000), the Bruin Trust (the “Bruin Trust”), an irrevocable trust managed by an independent trustee and whose beneficiaries include the adult children of Ronald D. Ormand, Executive Chairman of the Board ($1.15 million), General Merrill McPeak, a director of the Company ($250,000), Nuno Brandolini, a director of the Company ($250,000), Glenn Dawson, a director of the Company ($50,000), Kevin Nanke, the Chief Executive Officer of the Company ($100,000, which was reinvested instead of a cash bonus payment due to Mr. Nanke pursuant to his prior executive employment agreement), Pierre Caland through Wallington Investment Holdings, Ltd. ($300,000), who held more than 5% of the Company’s Common Stock prior to the Merger and TRW ($400,000).

Subsequently, warrants to purchase up to 620,000 shares of Common Stock issued in connection with the Convertible Notes between December 2015 and March 2016 were amended and restated to reduce the exercise price to $0.10 in exchange for additional consideration given to the Company in the form of participation in the May Convertible Notes offering. Of those warrants, a total of 80,000 warrants were exercised. Additionally, during the three months ended June 30, 2016, in exchange for several offers to immediately exercise a portion of each investor’s outstanding warrants issued between 2013 and 2014, the Company reduced the exercise price on warrants to purchase a total of 416,454 shares of Common Stock ranging from $42.50 to $25.00 per share to $0.10 per share, of which a total of 315,990 were subsequently exercised, resulting in the issuance of an aggregate amount of 300,706 shares of Common Stock due to certain cashless exercises. TRW net exercised warrants to purchase 80,000 shares of Common Stock at a reset exercise price of $0.10, resulting in the issuance of 75,820 shares.

In connection with the closing of the Merger, on June 23, 2016, certain holders of Convertible Notes in an aggregate principal amount of approximately $4.0 million entered into the Note Conversion Agreement. The terms of the Note Conversion Agreement provided that the Notes were automatically converted into Common Stock upon the closing of the Merger. Pursuant to the terms of the Conversion Agreement, the conversion price was reduced to $1.10, which resulted in the issuance of 3,636,363 shares of Common Stock. Holders of these Convertible Notes waived and forfeited any and all rights to receive accrued but unpaid interest. The Company accounted for the reduction in the conversion price as an inducement expense and recognized $3.4 million in other income (expense). For a more detailed description of the terms of the Convertible Notes see Note 7 — Loan Agreements — Convertible Notes. Each of the Company’s officers and directors who were purchasers of the Convertible Notes and Pierre Caland through Wallington Investments, Ltd., were signatories to the Note Conversion Agreement and converted their outstanding amounts in full.

T.R. Winston also received an advisory fee on the Convertible Notes in the amount of $350,000, which was subsequently reinvested in full into the Series B Preferred Offering for 350 shares of Series B Preferred Stock and related warrants to purchase up to 159,091 shares of Common Stock.

SOS Ventures

In connection with the Merger, SOS, Brushy’s former subordinated lender, and currently a more than 5% stockholder of the Company, agreed to extinguish approximately $20.5 million of its outstanding debt in exchange for Brushy’s divestiture of its properties to SOS in the Giddings Field, the SOS Note and the SOS Warrant, which was completed on June 23, 2016.

Employment Agreements with Officers

On July 5, 2016, the Company entered into new employment agreements with each of its executive officers (each an “Executive”), effective as of the Effective Time, subject to certain exceptions. The initial term of the agreements is scheduled to end on December 31, 2017, and the agreement will renew automatically for additional one-year periods beginning on December 31, 2017, unless either party gives notice of non-renewal at least 180 days before the end of the then-current term. The agreement replaces in its entirety each Executive’s prior employment agreement with Brushy or us, as applicable.

Under each employment agreement, the Executive will be entitled to a lump sum severance payment equal to 12 months of base salary and 12 months of COBRA premiums upon a termination by the Company without cause or a termination by him for good reason. Upon a termination by the Company without cause or a termination by the Executive for good reason within 12 months following a change in control, he will be entitled to a lump sum severance payment equal to 24 months of base salary and 24 months of COBRA premiums. Upon a termination due to disability, the Executive will be entitled to a lump sum severance payment equal to six months of COBRA premiums. All severance payments under the Executives’ employment agreements are subject to each Executive’s execution and non-revocation of a release of claims against the Company. The severance payments are also subject to reduction in order to avoid an excise tax associated with Section 280G of the Internal Revenue Code, but only if that reduction would result in the Executive receiving a greater net after tax benefit as a result of the reduction.

All payments to the Executives under each of their employment agreements will be subject to clawback in the event required by applicable law. Further, each Executive is subject to non-competition, non-solicitation, anti-raiding, and confidentiality provisions under the employment agreement.

Employment Agreement with Abraham Mirman, Chief Executive Officer of the Company

Pursuant to Mr. Mirman’s employment agreement he will serve as Chief Executive Officer with a base salary of $350,000 for the first year of the agreement, $375,000 for the second year of the agreement, and $425,000 for the third year of the agreement, which will be reviewed on an annual basis. Mr. Mirman is entitled to a bonus under the agreement equal to $175,000, payable in cash on our first regular payroll date following the Effective Date. Mr. Mirman will be eligible to receive a cash bonus equal to a percentage of his base salary (ranging from 0% to 500%) depending on the level of achievement of certain BOE per day, EBITDAX, as defined in each of the employment agreements (“EBITDAX”) and cash on hand performance measures during the first year of the agreement. Mr. Mirman will also be eligible to receive awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by the Board in its discretion. On June 24, 2016, Mr. Mirman received a grant of stock options under the Company’s 2016 Omnibus Incentive Plan to purchase 1,250,000 shares of common stock with an exercise price of $1.34. This option vests over two years, with 34% vesting on the date of the grant, 33% vesting on the first anniversary of the date of the grant and 33% vesting on the second anniversary of the date of the grant, subject to continued service through each vesting date.

Employment Agreement with Ronald Ormand, Executive Chairman of the Company

Pursuant to Mr. Ormand’s employment agreement, which was effective as of July 11, 2016, his base salary is $300,000 for the first year of the agreement, $350,000 for the second year of the agreement, and $400,000 for the third year of the agreement, which will be reviewed on an annual basis. Mr. Ormand will be eligible to receive a cash bonus equal to a percentage of his base salary (ranging from 0% to 500%) depending on the level of achievement of certain BOE per day, EBITDAX and cash on hand performance measures during the first year of the agreement. Mr. Ormand will also be eligible to receive awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by the Board in its discretion. On July 7, 2016, Mr. Ormand received a grant of restricted stock under our 2016 Omnibus Incentive Plan to purchase 1.25 million shares of restricted Common Stock. The restricted Common Stock vests over two years, with 34% vesting on the date of the grant, 33% vesting on the first anniversary of the date of the grant and 33% vesting on the second anniversary of the date of the grant, subject to continued service through each vesting date.

Employment Agreement with Michael Pawelek, President of the Company

Mr. Pawelek’s initial base salary under his employment agreement under which he will serve as President of the Company is $307,000, which will be reviewed on an annual basis. Mr. Pawelek will be eligible to receive a cash bonus equal to a percentage of his base salary (ranging from 0% to 500%) depending on the level of achievement of certain BOE per day, EBITDAX and cash on hand performance measures during the first year of the agreement. Mr. Pawelek will also be eligible to receive awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by the Board in its discretion. On June 24, 2016, Mr. Pawelek received a grant of stock options under the Company’s 2016 Omnibus Incentive Plan to purchase 375,000 shares of common stock with an exercise price of $1.34. This option vests over two years, with 34% vesting on the date of the grant, 33% vesting on the first anniversary of the date of the grant and 33% vesting on the second anniversary of the date of the grant, subject to continued service through each vesting date.

Employment Agreement with Kevin Nanke, Chief Financial Officer of the Company.

Mr. Nanke’s initial base salary under the agreement, under which he will serve as Chief Financial Officer is $275,000, which will be reviewed on an annual basis. Mr. Nanke is entitled to a bonus equal to $125,000, payable in cash on our first regular payroll following June 24, 2016. Mr. Nanke will be eligible to receive a cash bonus equal to a percentage of his base salary (ranging from 0% to 500%) depending on the level of achievement of certain BOE per day, EBITDAX and cash on hand performance measures during the first year of the agreement. Mr. Nanke will also be eligible to receive awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by the Board in its discretion. On June 24, 2016, Mr. Nanke received a grant of stock options under the Company’s 2016 Omnibus Incentive Plan to purchase 625,000 shares of common stock with an exercise price of $1.34. This option vests over two years, with 34% vesting on the date of the grant, 33% vesting on the first anniversary of the date of the grant and 33% vesting on the second anniversary of the date of the grant, subject to continued service through each vesting date.

Additionally, pursuant to Mr. Nanke’s former employment agreement with the Company, dated as of March 18, 2016, he was entitled to receive a performance bonus of $100,000 if the Company were to achieve certain compliance goals set forth therein. In May 2016, the Board approved the reinvestment by Mr. Nanke of his performance bonus in the amount of $100,000 into the May Offering, pursuant to the same terms as the May Offering.

Employment Agreement with Edward Shaw, Executive Vice President and Chief Operating Officer of the Company

Mr. Shaw’s initial base salary under his employment agreement under which he will serve as Executive Vice President - Chief Operating Officer is $267,000, which will be reviewed on an annual basis. Mr. Shaw will be eligible to receive a cash bonus equal to a percentage of his base salary (ranging from 0% to 500%) depending on the level of achievement of certain BOE per day, EBITDAX and cash on hand performance measures during the first year of the agreement. Mr. Shaw will also be eligible to receive awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by the Board in its discretion. On June 24, 2016, Mr. Shaw received a grant of stock options under the Company’s 2016 Omnibus Incentive Plan to purchase 375,000 shares of common stock with an exercise price of $1.34. This option vests over two years, with 34% vesting on the date of the grant, 33% vesting on the first anniversary of the date of the grant and 33% vesting on the second anniversary of the date of the grant, subject to continued service through each vesting date.

Employment Agreement with Ariella Fuchs, General Counsel and Secretary of the Company

Ms. Fuchs’ initial base salary under the employment agreement, under which she will serve as General Counsel and Secretary is $250,000, which will be reviewed on an annual basis. Ms. Fuchs is entitled to a bonus equal to $112,500, payable in cash on our first regular payroll date following the Effective Date. Ms. Fuchs will be eligible to receive a cash bonus equal to a percentage of her base salary (ranging from 0% to 500%) depending on the level of achievement of certain BOE per day, EBITDAX and cash on hand performance measures during the first year of the agreement. Ms. Fuchs will also be eligible to receive awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by the Board in its discretion. On June 24, 2016, Ms. Fuchs received a grant of stock options under our 2016 Omnibus Incentive Plan to purchase 375,000 shares of common stock with an exercise price of $1.34. This option vests over two years, with 34% vesting on the date of the grant, 33% vesting on the first anniversary of the date of the grant and 33% vesting on the second anniversary of the date of the grant, subject to continued service through each vesting date.

Quarter Ended June 30, 2015

On March 20, 2014, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which MLV acted as the Company’s exclusive financial advisor. Ronald D. Ormand, a member of the Company’s board of directors since February 2015 and the current Executive Chairman of the Company, was previously the Managing Director and Head of the Energy Investment Banking Group at MLV. The Engagement Agreement provided for a fee of $25,000 to be paid monthly to MLV, subject to certain adjustments and other specific fee arrangements in connection with the nature of financial services being provided. The Company expensed $75,000 and $175,000 for the three and six months ended June 30, 2015, respectively. On May 27, 2015, MLV agreed to take $150,000 of its accrued fees in the Company’s Common Stock and was issued 75,000 shares in lieu of payment. The closing share price on May 27, 2015 was $1.56. The term of Engagement Agreement expired on October 31, 2015.

Additionally, MLV had been involved in certain initial discussions relating to the Merger for which they did not receive a fee.

NOTE 10 - SHAREHOLDERS’ EQUITY

May 2014 Private Placement - Series A 8% Convertible Preferred Stock

On June 23, 2016, in connection with the consummation of Merger, each share of Series A Preferred Stock converted into Common Stock at a reduced conversion price of $5.00 a share, resulting in the issuance of an aggregate of 1,500,000 shares of Common Stock. In exchange for the reduction in conversion price from $24.10 per share to $5.00 per share, all accrued but unpaid dividends were forfeited.

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

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. As of June 30, 2016, the Company has accrued a cumulative dividend of $180,000 The total outstanding Redeemable Preferred was valued at approximately $1.95 million at June 30, 2016.

Series B 6% Convertible Preferred Stock

On June 15, 2016, the Company entered into the Series B Purchase Agreement for the private placement of 20,000 shares of its Series B Preferred Stock, along with detachable warrants to purchase up to 9,090,909 shares of Common Stock, at an exercise price of $2.50 per share, for aggregate gross proceeds of $20 million. At June 30, 2016, proceeds of approximately $2.1 million were still outstanding and were recorded as a subscription receivable as a reduction to the Series B Preferred proceeds. Subsequent to June 30, 2016, the Company received an additional $1.65 million in proceeds with the additional $450,000 committed still outstanding but expected to be funded in full during the third quarter.

Each share of Series B Preferred Stock is convertible, at the option of the holder, subject to adjustment under certain circumstances into shares of Common Stock of the Company at a conversion price of $2.50. Except as otherwise required by law, holders of the Series B Preferred Stock shall not be entitled to voting rights. The Series B Preferred Stock is convertible at any time, subject to certain conditions, at the option of the holders, or at the Company’s discretion when the Company’s Common Stock trades above $10.00 (subject to any reverse or forward stock splits and the like) for ten consecutive days. In addition, the Company has the right to redeem the shares of Series B Preferred Stock, along with any accrued and unpaid dividends, at any time, subject to certain conditions as set forth in the Certificate of Designation. The holders of the Series B Preferred Stock are entitled to receive a dividend payable (subject to certain conditions as set forth in the Certificate of Designation), in cash or shares of Common Stock of the Company, at the election of the Company, at a rate of 6% per annum.

The Series B Preferred Stock is classified as equity based on the following criteria: i) the redemption of the instrument at the control of the Company; ii) the instrument is convertible into a fixed amount of shares at a conversion price of $1.10; iii) the instrument is closely related to the underlying Company’s Common Stock; iv) the conversion option is indexed to the Company’s stock; v) the conversion option cannot be settled in cash and only can be redeemed at the discretion of the Company; vi) and the Series B Preferred Stock is not considered convertible debt.

In connection with the issuance of the Series B Preferred Stock, the Company also issued a warrant for 50% of the amount of shares of Common Stock into which the Series B Preferred Stock is convertible.

In connection with issuance of the Series B Preferred Stock, the shares of the Series B Preferred Stock and related warrants were valued using the relative fair value method. The Company determined the transaction created a beneficial conversion feature of $7.9 million, which was expensed immediately and was calculated by taking the net proceeds of approximately $15.2 million and valuing the warrants as of June 2016, utilizing a Black Scholes option pricing model. The inputs for the pricing model are: $1.20 market price per share; exercise price of $2.50 per share; expected life of 2 years; volatility of 238%; and risk free rate of 0.78%.

Warrants

Below is a summary of warrant activity for the three months ended June 30, 2016:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2016	2,478,316	$14.80
Warrants issued with Series B Preferred Stock	10,318,182	1.12
Warrants issued with Convertible Notes	1,145,238	.85
Warrant issued to SOS Ventures	200,000	25.00
Exercised, forfeited or expired	(420,989)	(35.67)
Outstanding at June 30, 2016	13,720,747	$3.09

The aggregate intrinsic value associated with outstanding warrants was $11.4 million using a Common Stock closing price of $2 at June 30, 2016. The weighted average remaining contract life as of June 30, 2016 was 2.03 years.

During the six months ended June 30, 2016, the Company issued approximately 11.66 million warrants to purchase shares of Common Stock to Purchasers of the Convertible Notes, Purchasers of Series B Preferred Stock and placement agent fees in connection with the Series B Preferred Stock Offering. The Company also issued a warrant to purchase 200,000 shares of Common Stock to Brushy's subordinated lender in exchange for extinguishment of certain debt owed by Brushy. The warrants issued in connection with the Series B Preferred Stock Offering were valued using the following variables: (i) approximately 9.09 million warrants; (ii) stock price of $1.30; (iii) exercise price of $2.50; (iv) expected life of 2 years; (v) volatility of 238%; (vi) risk free rate of 0.78% for a total value of approximately $9.4million. This amount was used to calculate the deemed dividend described in Note 10 - Stockholders' Equity. The warrants issued to the placement agents in connection with the Series B Preferred Stock Offering were valued using the following variables: (i) approximately 1.27 million warrants; (ii) stock price of $1.20; (iii) exercise price of $1.2; (iv) expected life of 3 years; (v) volatility of 238%; (vi) risk free rate of 0.92% for a total value of approximately $1.59 million. This amount was recorded as an adjustment to the offering proceeds and an offset to additional paid in capital. As of June 30, 2016, there was no unearned compensation related to warrants issued as of that date.

In connection with the May Financing, in exchange for additional consideration in the form of participation in the May Convertible Notes offering, certain Purchasers received amended and restated warrants to purchase approximately 620,000 shares of Common Stock, which reduced the exercise price of the warrants issued to these Purchasers in each of the prior two Convertible Notes issuances from $2.50 to $0.10, 80,000 of which were subsequently exercised. Additionally, during the three months ended June 30, 2016, in exchange for several offers to immediately exercise a portion of each investor’s outstanding warrants issued between 2013 and 2014, the Company reduced the exercise price on warrants to purchase a total of 416,454 shares of Common Stock ranging from $42.50 to $25.00 per share to $0.10 per share, of which a total of 315,990 were subsequently exercised, resulting in the issuance of an aggregate amount of 300,706 shares of Common Stock due to certain cashless exercises. The Company accounted for the reduction in the exercise price as an inducement expense and recognized $1.72 million in other income (expense).

NOTE 11 - SHARE BASED AND OTHER COMPENSATION

Share-Based Compensation

On April 20, 2016, the Company’s Board and the Compensation Committee of the Board approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Plan”). The number of shares of Common Stock authorized for issuance under the 2016 Plan is 5.0 million.

During the six months ended June 30, 2016, the Company granted 120,000 shares of restricted Common Stock to certain non-employee directors in connection with each of their appointment anniversaries pursuant to each director's non-employee director award agreement and as Board fees for the quarter ended December 31, 2015, paid in stock in lieu of cash. During the six months ended June 30, 2016, the Company also issued (i) 10,000 restricted stock units and options to purchase 45,000 shares of Common Stock under the 2016 Plan to a newly appointed director pursuant to his non-employee director award. Additionally, during the six months ended June 30, 2016, the Company granted options to purchase a total of 3,000,000 shares of Common Stock to management and employees under the 2016 Plan.

During the six months ended June 30, 2016, certain of the Company's employees, directors and consultants forfeited 26,412 restricted stock units and 335,000 options to purchase Common Stock previously granted in connection with various terminations and forfeitures.

As a result, as of June 30, 2016, the Company had 159,583 restricted stock units, and 3,318,333 options to purchase shares of Common Stock outstanding to employees and directors. Options issued to employees vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds.

The Company requires that employees and directors pay the tax on equity grants in order to issue the shares and there is currently no cashless exercise option. As of June 30, 2016, 128,750 restricted stock units have been granted, but have not been issued.

Compensation Costs

	Three Months Ended June 30, 2016**			Three Months Ended As of June 30, 2015
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed*	$1,539,000	$39,000	$1,578,000	$1,168,000	$283,000	$1,451,000

	Six Months Ended June 30, 2016**			Six Months Ended As of June 30, 2015
(Dollar amounts in thousands)	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed*	$1,731,000	$10,000	$1,741,000	$1,723,000	$341,000	$2,064,000

*	Only includes directors and employees for which the options vest over time instead of based upon performance criteria for which the performance criteria has not been met as of June 30, 2016 and 2015.
**	As of June 30, 2016, the Company has unamortized stock-based compensation costs for stock options of approximately $3.05 million and $120,000 for restricted stock. The Company has a weighted average amortization period remaining for stock options of 1.99 years and 0.87 years for restricted stock.

Restricted Stock Units

A summary of restricted stock unit grant activity pursuant to the 2012 EIP and the 2016 Plan for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2016	186,900	$12.29
Granted	10,000	1.80
Vested and issued	(10,834)	(18.75)
Forfeited	(26,483)	(16.15)
Outstanding at June 30, 2016	159,583	$10.56

Stock Options

A summary of stock options activity for the six months ended June 30, 2016 pursuant to the Company’s equity incentive plans is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2016	608,333	$14.60
Granted	3,045,000	1.35
Exercised	-	-
Forfeited or cancelled	(335,000)	(10.18)
Outstanding at June 30, 2016	3,318,333	$1.27	1,258,334	8.94

The aggregate intrinsic value associated with outstanding options was $2.0 million using a Common Stock closing price of $2 at June 30, 2016. On June 24, 2016, the Company granted options to purchase a total of 3,000,000 shares of Common Stock to management and employees, of which one-third vested immediately and balance will vest evenly over two years valued using the following variables: (i) 3,000,000 options; (ii) stock price of $1.34; (iii) exercise price of $1.34; (iv) expected life of 5 years; (v) volatility of 197%; (vi) risk free rate of 1.08% for a total value of approximately $3.91 million of which approximately $1.32 million was expensed immediately and the remaining balance will be expensed over the vesting period. On January 13, 2016, the Company granted 20,000 stock options to a non-employee director, which vest in equal installments over three years and were valued using the following variables: (i) 20,000 options; (ii) stock price of $.18; (iii) exercise price of $0.18; (iv) expected life of 7 years; (v) volatility of 192.13%; (vi) risk free rate of 1.85% for a total value of approximately $36,000 which the amount is amortized over the vesting period.

NOTE 12 – SUBSEQUENT EVENTS

On July 7, 2016, in connection with the closing of the Merger, all of the Company's current directors, with the exception of Mr. Mirman, received a restricted stock grant pursuant to the Company's 2016 Plan, resulting in the issuance of 1,570,500 shares, which vest in equal installments with one-third vesting immediately and two-thirds on each anniversary of the grant. Additionally, on July 25, 2016, the Board reassessed non-employee director compensation under the 2016 Plan and determined to maintain the current compensation package granted to each non-employee director pursuant to the 2016 Plan that was in effect under the prior plan, with adjustments to the share amounts to reflect the Reverse Split, pursuant to which, 10,000 shares of restricted Common Stock and options to purchase 45,000 shares of Common Stock were granted to a new non-employee director on that date.

On July 25, 2016, the Company entered into a security and control agreement and related mortgages pursuant to which the Company granted Independent Bank a senior security interest in substantially all of its assets as additional security for repayment of the Loan, pursuant to the terms of the Fourth Amendment to the Forbearance Agreement.

On August 3, 2016, the Company entered into the first amendment to the Notes with the remaining holders of approximately $1.8 million of Convertible Notes.  Pursuant to the first amendment: (i) the maturity date was changed to January 2, 2017, (ii) the conversion price was adjusted to $1.10 and (iii) the coupon was increased to 15% per annum. All accrued and unpaid interest on the Convertible Notes may also be convertible in certain circumstances at the conversion price. Additionally, if the aggregate principal amount outstanding on the Convertible Notes is not either converted by the holder or repaid in full on or before the maturity date, the Company will pay a 25% premium on the maturity date. In exchange for the holders’ willingness to enter into the first amendment, the Company issued to the holders warrants to purchase up to approximately 1.7 million shares of Common Stock. The warrants have an exercise price of $2.50 per share, and are immediately exercisable from the issuance date for a period of three years, subject to certain circumstances.

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

On June 23, 2016, we completed the merger transaction contemplated by the Agreement and Plan of Merger dated as of December 29, 2015, as amended (the "Merger Agreement") by and among us, Brushy Resources, Inc., a Delaware corporation ("Brushy") and Lilis Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of ours ("Merger Sub"). Pursuant to the terms of the Merger Agreement, at the effective time (the "Effective Time"), Merger Sub merged with and into Brushy (the "Merger"), with Brushy continuing as the surviving corporation and becoming a wholly-owned subsidiary of ours.

Additionally, in connection with the Merger on June 23, 2016, we effected a 1-for-10 reverse stock split (the "Reverse Split"). As a result of the Reverse Split, every ten shares of issued and outstanding Common Stock were automatically converted into one newly issued and outstanding share of Common Stock, without any change in the par value per share. However, the number of authorized shares of Common Stock remained unchanged.

Prior to our Merger with Brushy, our operating activities were focused only on the DJ Basin in Colorado, Wyoming and Nebraska.  We have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell resource plays. As of June 30, 2016, we owned interests in 16 economically producing wells and approximately 7,600 net leasehold acres. As a result of the completion of the Merger, our operating activities are additionally focused on the Permian Basin, with operations in the Delaware Basin in Texas and New Mexico where we owned interests in 19 economically producing wells and approximately 3,500 leasehold acres. Our acquisition, development and exploration pursuits are principally directed at oil and natural gas properties in North America.

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

The results of operations of Brushy are included with those of ours from June 23, 2016 through June 30, 2016. However, any discussion and analysis below with respect to Brushy’s impact on our results of operations and financial condition is very limited, as the Merger with Brushy was recently completed on June 23, 2016 and this section generally covers information for prior periods. Additionally, all discussion related to historical representations of Common Stock unless otherwise noted, give retroactive effect to the Reverse Split for all periods presented.

Our financial statements for the three and six months ended June 30, 2016 have been prepared on a going concern basis. We have incurred net operating losses for the three and six months ended June 30, 2016 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect our ability to access capital we need to continue operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty.

We will need to raise additional funds to finance continuing operations. However, we may not be successful in doing so. Without sufficient additional financing, it would be unlikely for us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business and development plan and eventually secure other sources of financing and attain profitable operations. We continue to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all.

Results of Operations

The following table compares operating data for the three months ended June 30, 2016 to June 30, 2015:

	Three Months Ended
	June 30,
	2016	2015
Revenue:
Oil sales	$742,499	$136,776
Gas sales	240,373	26,253
Operating fees	7,225	8,888
Total revenue	990,097	171,917

Costs and expenses:
Production costs	328,167	66,824
Production taxes	52,288	4,406
General and administrative	3,504,669	3,051,214
Depreciation, depletion, accretion and amortization	538,944	191,068
Impairment of evaluated oil and gas properties	-	504,897
Total costs and expenses	4,424,068	3,818,409

Loss from operations	(3,433,971)	(3,646,492)

Other income (expenses):
Other (expense) income	246,818	785
Inducement expense	(5,126,903)
Change in fair value of convertible debentures conversion derivative liability	11,834	(161,806)
Change in fair value of warrant liability	(41,362)	(217,250)
Change in fair value of conditionally redeemable 6% preferred stock	(453,971)	74,305
Interest expense	(2,268,660)	(553,522)
Total other income (expenses)	(7,632,244)	(857,488)

Net loss	$(11,066,215)	$(4,503,980)

Total revenue

Total revenue was approximately $990,000 for the three months ended June 30, 2016, compared to approximately $172,000 for the three months ended June 30, 2015, representing an increase of approximately $818,000 or 476%. The increase in revenue was primarily attributable to us regaining compliance with the JOAs (defined below) and having the ability to recognize the revenue attributable to those eight wells (the “Noble Wells”) in the second quarter of 2016.

This increase has been off-set by the 35% decrease in realized price per BOE from $40.06 for the three months ended June 30, 2015 to $25.88 for the three months ended June 30, 2016. During the three months ended June 30, 2016 and 2015, oil and gas production amounts were 37,972 and 4,070 BOE, respectively, representing an increase of 33,902 BOE, or 833%.

The following table shows a comparison of production volumes and average prices:

	For the Three Months Ended June 30,
	2016	2015
Product
Oil (Bbl.)	21,448	2,875
Oil (Bbls)-average price (1)	$34.62	$47.57

Natural Gas (MCF)-volume	99,143	7,168
Natural Gas (MCF)-average price (2)	$2.42	$3.66

Barrels of oil equivalent (BOE)	37,972	4,070
Average daily net production (BOE)	417	45
Average Price per BOE (1)	$25. 88	$40.06

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$25.88	$40.06

Production costs per BOE	$8.64	$16.42
Production taxes per BOE	$1.38	$1.08
Depreciation, depletion, and amortization per BOE	$14.19	$46.96
Total operating costs per BOE	$24.21	$64.46

Gross margin per BOE	$1.67	$(24.40)

Gross margin percentage	6.4%	(60.9)%

Production Costs

Production costs were approximately $328,000 for the three months ended June 30, 2016, compared to approximately $67,000 for the three months ended June 30, 2015, an increase of approximately $261,000, or 390%. Production costs per BOE decreased to $8.64 for the three months ended June 30, 2016 from $16.42 during the three months ended June 30, 2015, a decrease of $7.78 per BOE, or 47%. The decrease was primarily due to the addition of production associated with the Noble Wells.

Production Taxes

Production taxes were approximately $52,000 for the three months ended June 30, 2016, compared to approximately $4,000 for the for the three months ended June 30, 2015, an increase of approximately $48,000 or 1,200%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE increased to $1.38 during the three months ended June 30, 2016 from $1.08 during the three months ended June 30, 2015, an increase of $0.30 or 28%.

General and Administrative Expenses

General and administrative expenses were approximately $3.50 million during the three months ended June 30, 2016, compared to approximately $3.05 million during the three months ended June 30, 2015, an increase of approximately $450,000, or 14.8%.  Included in general and administrative expenses for the three months ended June 30, 2016, were approximately $1.58 million of stock-based compensation expense compared to approximately $1.45 million of stock-based compensation expenses during the three months ended June 30, 2015. The decrease in stock-based compensation   expense compared to the increase in general and administrative expenses was offset by significant professional costs associated with the Merger.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization was approximately $539,000 during the three months ended June 30, 2016, compared to approximately $191,000 during the three months ended June 30, 2015, an increase of approximately $348,000, or 182%. The increase in depreciation, depletion and amortization was primarily due to the addition of in the Noble Wells in the second quarter of 2016 with associated high production rates. During the three months ended June 30, 2016 and 2015, oil and gas production amounts were 37,972 and 4,070 BOE, respectively, representing an increase of 33,902 BOE, or 833%. Depreciation, depletion, and amortization per BOE decreased to $14.19 from $46.96, respectively, for the three months ended June 30, 2016 and 2015, representing a decrease of $32.77, or 70%.

Inducement Expense

During the three months ended June 30, 2016, an inducement expense of approximately $5.1 million was incurred as a result of debt and equity restructuring in connection with the Merger. There was no inducement expense in the three months ended June 30, 2015.

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

During the three months ended June 30, 2016, no impairment was recorded. During the three months ended June 30, 2015, we incurred impairment on our oil and gas properties of approximately $505,000.

Interest Expense

For the three months ended June 30, 2016 and 2015, we incurred interest expense of approximately $2.3 million and $554,000, respectively. Non-cash interest of approximately $1.25 million and $425,000, respectively, were comprised of amortization of the deferred financing costs and accretion of the Company’s 8% Convertible Debentures (the “Debentures”) payable and Convertible Note discounts.

Change in Bristol/Heartland warrant liability

The warrants issued to both Bristol Capital, LLC (“Bristol”) and Heartland have an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another consulting agreement (in the case of Bristol) or any agreement (in the case of Heartland) pursuant to which warrants are issued at a lower exercise price than $25.00 per share. The aggregate change in fair value of this warrant provision was $41,000 and $217,000 for the three months ended June 30, 2016 and 2015, respectively.

Pursuant to the Merger Agreement and as a condition to the Fourth Amendment (defined below), the Company was required to make a cash payment of $500,000, issue the SOS Note and the SOS Warrant (each as defined below). The SOS Warrant contains a price protection feature that will automatically reduce the exercise price if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price after June 23, 2016.

On June 30, 2016, the Company evaluated the SOS Warrant using the following variables: (i) 200,000 warrants issued; (ii) stock price of $25.00; (iii) expected life of 2.0 years; (iv) volatility of 150%; (vi) risk free rate of 0.6% for a total value of approximately $164,000. This initial value was recorded as additional Merger consideration.

For the three months ended June 30, 2016 and 2015 we incurred a change in the fair value of the warrant liability attributed to the warrant issued to Heartland of approximately $41,000 and $217,000, respectively.

Change in Derivative Liability of Debentures

During the quarter ended June 30, 2016, the remaining amount of the Debentures was converted into equity, which eliminated all derivative liability associated therewith. For the three months ended June 30, 2015, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $(12,000) before the liability was converted to equity.

Change in Derivative Liability of Conditionally Redeemable 6% Preferred Stock

In August 2014, the Company designated 2,000 shares of its authorized preferred stock as Conditionally Redeemable 6% Preferred Stock, or the Redeemable Preferred. All 2,000 shares of Redeemable Preferred were issued in September 2014, pursuant to the Settlement Agreement with Hexagon. The Redeemable Preferred has the same par value and stated value characteristics as the Series A 8% Preferred Stock (the “Series A Preferred Stock”), yet the Conditionally Redeemable 6% Preferred Stock is not convertible into Common Stock or any other securities of the Company. Except as otherwise required by law, holders of the Redeemable Preferred shall not be entitled to voting rights.

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. As of June 30, 2016, the Company has accrued a cumulative dividend of approximately $180,000. The total outstanding Redeemable Preferred was valued at approximately $1.95 million at June 30, 2016.

For the three months ended June 30, 2016 and 2015, we incurred a change in the fair value of the derivative liability related to the Redeemable Preferred of approximately $454,000 and $(74,000), respectively. The increase in the obligation is primarily due to the company moving closer to meeting the certain thresholds described above.

The following table compares operating data for the six months ended June 30, 2016 to June 30, 2015:

	Six Months Ended
	June 30,
	2016	2015
Revenue:
Oil sales	$778,735	$226,161
Gas sales	243,454	48,196
Operating fees	9,625	15,720
Total revenue	1,031,814	290,077

Costs and expenses:
Production costs	365,392	87,216
Production taxes	54,216	15,220
General and administrative	5,168,644	5,404,092
Depreciation, depletion, accretion and amortization	561,829	434,648
Impairment of evaluated oil and gas properties	-	5,966,909
Total costs and expenses	6,150,081	11,908,085

Loss from operations	(5,118,267)	(11,618,008)

Other income (expenses):
Other (expense) income	245,354	793
Inducement expense	(5,126,903)	-
Change in fair value of convertible debentures conversion derivative liability	(37,084)	(273,897)
Change in fair value of warrant liability	(60,160)	(266,212)
Change in fair value of conditionally redeemable 6% preferred stock	(777,911)	120,191
Interest expense	(3,602,663)	(775,132)
Total other income (expenses)	(9,359,367)	(1,194,257)

Net loss	$(14,477,634)	$(12,812,265)

Total revenue

Total revenue was approximately $1,032,000 for the six months ended June 30, 2016, compared to approximately $290,000 for the six months ended June 30, 2015, representing an increase of approximately $742,000, or 256%. The increase in revenue was primarily attributable to us regaining compliance with the JOAs (defined below) and having the ability to recognize the revenue attributable to the Noble Wells in the second quarter of 2016.

This increase has been off-set by the 32% decrease in realized price per BOE from $37.67 for the six months ended June 30, 2015 to $25.72 for the six months ended June 30, 2016. During the six months ended June 30, 2016 and 2015, oil and gas production amounts were 39,748 and 7,283 BOE, respectively, representing an increase of 32,465 BOE, or 446%.

The following table shows a comparison of production volumes and average prices:

	For the Six Months Ended June 30,
	2016	2015
Product
Oil (Bbl.)	22,819	4,810
Oil (Bbls)-average price (1)	$34.13	$47.01

Natural Gas (MCF)-volume	101,575	14,841
Natural Gas (MCF)-average price (2)	$2.40	$3.24

Barrels of oil equivalent (BOE)	39,748	7,283
Average daily net production (BOE)	218	40
Average Price per BOE (1)	$25.72	$37.67

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE(1)	$25.72	$37.67

Production costs per BOE	$9.19	$11.98
Production taxes per BOE	$1.36	$2.09
Depreciation, depletion, and amortization per BOE	$14.13	$59.68
Total operating costs per BOE	$24.68	$73.75

Gross margin per BOE	$1.04	$(36.08)

Gross margin percentage	4.0%	(95.8)%

Production Costs

Production costs were approximately $365,000 for the six months ended June 30, 2016, compared to approximately $87,000 for the six months ended June 30, 2015, an increase of approximately $278,000, or 319%. Production costs per BOE decreased to $9.19 for the six months ended June 30, 2016 from $11.98 in the six months ended June 30, 2015, a decrease of $2.79 per BOE, or 23%. The increase in revenue was primarily attributable to us regaining compliance with the JOAs (defined below) and having the ability to recognize the revenue attributable to the Noble Wells in the second quarter of 2016.

Production Taxes

Production taxes were approximately $54,000 for the six months ended June 30, 2016, compared to approximately $15,000 for the for the six months ended June 30, 2015, an increase of approximately $39,000 or 260%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE decreased to $1.36 during the six months ended June 30, 2016 from $2.09 during the six months ended June 30, 2015, a decrease of $0.73 or 35%.

General and Administrative Expenses

General and administrative expenses were approximately $5.17 million during the six months ended June 30, 2016, compared to approximately $5.4 million during the three months ended June 30, 2015, a decrease of approximately $235,000, or 4%.  Included in general and administrative expenses for the six months ended June 30, 2016, were approximately $1.74 million of stock-based compensation expense compared to approximately $2.06 million of stock-based compensation expenses during the six months ended June 30, 2015 The decrease in stock based compensation was offset by the additional professional fees associated with the Merger during the six months ended June 30, 2016.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization was approximately $562,000 during the six months ended June 30, 2016, compared to approximately $435,000 during the six months ended June 30, 2015, an increase of approximately $127,000, or 29%. The increase in depreciation, depletion and amortization was primarily due to the addition of in the Noble Wells in the second quarter of 2016 with associated high production rates. During the six months ended June 30, 2016 and 2015, oil and gas production amounts were 39,748 and 7,283 BOE, respectively, representing an increase of 32,465 BOE, or 446%. Depreciation, depletion, and amortization per BOE decreased to $14.13 from $59.68, respectively, for the six months ended June 30, 2016 and 2015, representing a decrease of $45.55, or 76%.

Inducement expense

During the six months ended June 30, 2016 inducement expense of approximately $5.1 million was incurred as a result of debt and equity restructuring in connection with the Merger. There was no inducement expense in the six months ended June 30, 2015.

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

During the six months ended June 30, 2016, no impairment was recorded. During the six months ended June 30, 2015, we incurred impairment on our oil and gas properties of approximately $5.97 million.

Interest Expense

For the six months ended June 30, 2016 and 2015, we incurred interest expense of approximately $3.6 million and $775,000, respectively. Non-cash interest of approximately $3.4 million and $597,000, respectively, were comprised of deferred financing costs, accretion of the Debentures payable, convertible note discounts and interest on non-converted notes.

Change in Bristol/Heartland warrant liability

The warrants issued to both Bristol and Heartland have an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another consulting agreement (in the case of Bristol) or any agreement (in the case of Heartland) pursuant to which warrants are issued at a lower exercise price than $25.00 per share. The aggregate change in fair value of this warrant provision was $60,000 and $266,000 for the six months ended June 30, 2016 and 2015, respectively.

Change in Derivative Liability of Debentures

During the quarter ended June 30, 2016, the remaining amount of the Debentures was converted into equity, which eliminated all derivative liability associated therewith. For the six months ended June 30, 2016 and 2015, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $37,000 and $274,000 respectively before the liability was converted to equity.

Change in Derivative Liability of Conditionally Redeemable 6% Preferred Stock

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

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. As of June 30, 2016, the Company has accrued a cumulative dividend of approximately $180,000. The total outstanding Redeemable Preferred was valued at approximately $1.95 million at June 30, 2016.

For the six months ended June 30, 2016 and 2015, we incurred a change in the fair value of the derivative liability related to the Redeemable Preferred of approximately $778,000 and $(121,000), respectively. The increase in the obligation is primarily due to the company moving closer to meeting the certain thresholds described above.

Liquidity and Capital Resources

The financial statements for the three and six months ended June 30, 2016 have been prepared on a going concern basis. We reported net operating losses during the three and six months ended June 30, 2016 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, and short-term debt obligations may adversely affect our ability to access the capital we need to continue operations on terms acceptable to us when such capital is needed. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan, integrate the Merger and eventually secure other sources of financing and attain profitable operations. We continue to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities, that might result from this uncertainty. As of August 24, 2016, our cash balance was approximately $5 million.

Information about our financial position as of June 30, 2016 compared to December 31, 2015 is presented in the following table (in thousands):

	June 30,	December 31,
	2016	2015

Financial Position Summary
Cash and cash equivalents	$6,489	$110
Working capital (deficit)	$(10,082)	$(15,475)

Term loan	$5,379	$2,492
Stockholders’ equity (deficiency)	$16,515	$(14,344)

Merger with Brushy

We paid deposits and operating expenses of Brushy toward completion of the Merger of approximately $2.5 million, which is recorded as additional consideration. As of August 24, 2016, the Company's cash balance was approximately $5 million. The Company has historically financed its operations through the sale of debt and equity securities and borrowings under credit facilities with financial institutions.

In connection with the closing of the Merger, the Company entered into the following financing transactions:

Equity Financing and Short-Term Indebtedness

Series A Preferred Stock Conversion

On June 23, 2016, after receiving the requisite stockholder approval and upon consummation of the Merger, each outstanding share of our Series A Preferred Stock automatically converted into Common Stock at a conversion price of $5.00 resulting in the issuance of 1,500,000 shares of Common Stock. In exchange for the reduction in conversion price, all accrued but unpaid dividends were forfeited.

Series B 6% Preferred Stock

On June 15, 2016, we entered into a securities purchase agreement for gross proceeds of $20 million in the private placement of 20,000 shares of our Series B 6% Convertible Preferred Stock (the "Series B Preferred Stock") with a conversion price of $1.10 and warrants to purchase up to 9,090,909 shares of Common Stock at an exercise price of $2.50, exercisable immediately for a period of two years, subject to certain circumstances. At June 30, 2016, proceeds of approximately $2.1 million were still outstanding and were recorded as a subscription receivable as a reduction to the Series B Preferred proceeds. Subsequent to June 30, 2016, the Company received an additional $1.65 million in proceeds with the additional $450,000 committed still outstanding but expected to be funded in full during the third quarter. For a more detailed description of the terms of the Series B Preferred Stock see Note 9-Shareholders Equity.

In connection with the Series B Preferred Stock Offering, we also paid a cash fee of $500,000 and $900,000 to T.R. Winston & Company, LLC ("TRW") and KES 7 Capital Inc. ("KES 7"), respectively, who acted as co-placement agents and TRW as administrative agent. Each of TRW and KES 7 also received fee warrants to purchase up to 452,724 and 820,000 shares of Common Stock, respectively, at an exercise price of $1.30, exercisable on or after September 17, 2016, for a period of two years. Of the cash fee paid to TRW, $150,000 was reinvested into the Series B Preferred Offering in exchange for 150 shares of Series B Preferred Stock and the related warrants to purchase 68,182 shares of Common Stock at an exercise price of $2.50.

Heartland Bank

On January 8, 2015, we entered into the Credit Agreement with Heartland Bank (the “Credit Agreement”), as administrative agent and the Lenders party thereto. The Credit Agreement provided for a three-year senior secured term loan in an initial aggregate principal amount of $3,000,000, or the Term Loan. On December 29, 2015, after a default on an interest payment and in connection with the Merger, we entered into the forbearance agreement with Heartland (the “Heartland Forbearance Agreement”). The Heartland Forbearance Agreement, restricted Heartland from exercising any of its remedies until April 30, 2016 which was subject to certain conditions, including a requirement for us to make a monthly interest payment to Heartland.

Following the First Amendment entered into on March 1, 2016, on May 4, 2016, as a result of a default on the required March 1, April 1 and May 1 interest payments pursuant to the Forbearance Agreement, we entered into a second amendment to the Heartland Forbearance Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the limit on the amount of New Subordinated Debt we had been permitted to incur was eliminated and the Forbearance Expiration Date was extended to May 31, 2016. As consideration for the forgoing, we paid Heartland the overdue interest owed pursuant to the Term Loan and interest due through May 31, 2016 in the approximate amount of $87,000 and reimbursement of a portion of Heartland’s fees and expenses in an approximate amount of $53,000.

In connection with the consummation of the Merger, on June 22, 2016, we repaid the balance of our outstanding indebtedness with Heartland at a discount of $250,000, resulting in the elimination of $2.75 million in senior secured debt and the extinguishment of Heartland’s security interest in the assets of the Company.

Independent Bank and Promissory Note

On June 22, 2016, in connection with the completion of the Merger, we entered into an amendment with Brushy and its senior secured lender, Independent Bank (the “Lender”) to Brushy’s Forbearance Agreement with the Lender (the “Fourth Amendment”), which, among other things, provided for a pay-down of $6.0 million of the principal amount outstanding on the loan (the “Loan”), plus fees and other expenses incurred in connection with the Loan, in exchange for an extension of the maturity date through December 15, 2016, at an interest rate of 6.5%, payable monthly. Additionally, we agreed to (i) guaranty the approximately $5.4 million aggregate principal amount of the Loan, (ii) grant a lien in favor of the Lender on all of our real and personal property, (iii) restrict the incurrence of additional debt and (iv) maintain certain deposit accounts with various restrictions with the Lender.

As a condition of the Fourth Amendment and pursuant to the Merger Agreement, Brushy also completed the divestiture of certain of its assets in South Texas to its subordinated lender, SOS Ventures (“SOS”) in exchange for the extinguishment of $20.5 million of subordinated debt, a cash payment of $500,000, the issuance of the SOS Note, and the issuance of the SOS Warrant.

Convertible Notes

In a series of transactions from December 29, 2015 to May 6, 2016, we issued an aggregate of approximately $5.8 million in Convertible Notes maturing on June 30, 2016 and April 1, 2017 at a conversion price of $5.00 and warrants to purchase an aggregate of approximately 2.3 million shares of Common Stock with an exercise price of $2.50 for warrants issued between December and March and $0.10 for the warrants issued in May. Subsequently, warrants to purchase 620,000 shares of Common Stock issued between December and March were amended and restated to reduce the exercise price to $0.10 in exchange for additional consideration in the form of participation in the May Convertible Notes offering. The Company accounted for the reduction in the conversion price as an inducement expense and recognized $3.4 million in other income (expense).

The proceeds from this financing were used to pay a $2 million refundable deposit in connection with the Merger, to fund certain operating expenses of Brushy in an aggregate amount of approximately $508,000, to fund approximately $1.3 million of interest payments to Heartland and to fund approximately $2.0 million in working capital and accounts payables reductions.

In connection with the closing of the Merger, on June 23, 2016, certain holders of Convertible Notes in an aggregate principal amount of approximately $4.0 million entered into the Note Conversion Agreement. The terms of the Note Conversion Agreement provided that the Convertible Notes were automatically converted into Common Stock upon the closing of the Merger. Pursuant to the terms of the Notes Conversion Agreement, the conversion price was reduced to $1.10, which resulted in the issuance of 3,636,363 shares of Common Stock. Holders of these Convertible Notes waived and forfeited any and all rights to receive accrued but unpaid interest of approximately $198,000.

The Convertible Notes bear interest at a rate of 12% per annum, payable at maturity. The Convertible Notes and accrued but unpaid interest thereon are convertible in whole or in part from time to time at the option of the holders thereof into shares of our Common Stock at a conversion price of $5.00. The Convertible Notes may be prepaid in whole or in part (but with payment of accrued interest to the date of prepayment) at any time at a premium of 103% for the first 120 days and a premium of 105% thereafter, so long as no Senior Debt is outstanding. The Convertible Notes contain customary events of default, which, if uncured, entitle each noteholder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest, subject to certain subordination provisions.

On August 3, 2016, we entered into an amendment with the remaining holders of approximately $1.8 million in Convertible Notes. For more information on the amendment, see—Subsequent Events.

Debentures

On June 23, 2016, pursuant to the terms of the Debenture Conversion Agreement, dated as of December 29, 2015, the Company’s remaining outstanding 8% Convertible Debentures converted automatically upon consummation of the Merger at $5.00 per share, resulting in the issuance of 1,369,293 shares of Common Stock. In exchange for the reduction in conversion price, all accrued but unpaid interest was forfeited.   The modification of such conversion rate resulted in an immaterial gain.  The Convertible Debentures and associated derivative liability was then reclassified to additional paid in capital.

Development and Production

During the year ended December 31, 2015, we entered into eight joint operating agreements ("JOAs") to participate as a non-operator in the drilling of the Noble Wells in the DJ Basin, which due to capital constraints, were temporarily shut-in. In May 2016, we renegotiated the ability to fund our share of the outstanding drilling operations in the amount of approximately $1.68 million, the outstanding balance of which we paid in June 2016, using the proceeds from the transactions described above. As a result, we regained compliance under each of the JOAs. The oil and gas production and associated revenue for these eight Noble Wells in a total amount of approximately $861,000 from inception through June 30, 2016 have been recorded and earned in the quarter ended June 30, 2016.

As a result of the completion of the Merger, as of August 24, 2016, the Company was producing approximately 650 BOE a day from 35 economically producing wells. However, even after giving effect to the Merger and regaining compliance with the JOAs, due to the decline in commodity prices combined with our resulting short-term outstanding indebtedness, the cash generated from our current production activity is not sufficient to pay our operating costs and we do not currently have sufficient cash to continue operations in the ordinary course.

If we are unable to increase production to more profitable levels or otherwise obtain significant capital, we will likely not be able to continue our current operations and would have to consider other alternatives to preserve value for our stockholders. These alternatives could include engaging in discussions to acquire other producing properties, selling or disposing of some or all of our assets or a liquidation of our business.

Cash Flows

Cash used in operating activities during the six months ended June 30, 2016 was approximately $1.75 million. Cash used in operating activities combined with the approximately $2.47 million used in investing activities offset by the approximately $10.6 million provided by financing activities, resulted in an increase in cash of approximately $6.38 million during the year.

During the six months ended June 30, 2016 compared to June 30, 2015, net cash used in operating activities was approximately $1.75 million, compared to approximately $2.78 million, respectively, a decrease of cash used in operating activities of approximately $1.03 million, or 37%.  The primary changes in operating activities during the six months ended June 30, 2016 compared to same period during 2015, was the increase in oil and gas revenues, specifically the additional revenue earned from eight newly drilled wells and timing of payments.

During the six months ended June 30, 2016 compared to June 30, 2015, net cash used in investing activities was approximately $2.47 million, compared to $73,000, respectively, an increase of cash used in investing activities of approximately $1.74 million. During the six months ended June 30, 2016, we increased our cash consideration provided to Brushy in conjunction with the Merger of approximately $1.26 million, bringing the total amount paid to Brushy to approximately $2.5 million, offset by cash on hand at Brushy of approximately $706,000 and paid$1.92 million in drilling capital expenditures].

During the six months ended June 30, 2016, net cash provided by financing activities was approximately $10.6 million, compared to net cash provided by financing activities of approximately $2.55 million during the six months ended June 30, 2015, an increase of approximately $8.05 million, or 315%. During the six months ended June 30, 2016, we raised and collected approximately $16.1 million from the issuance of Series B Preferred Stock, raised approximately $2.86 million from addition convertible notes offset by the repayment of approximately $8.5 million in debt. During the six months ended June 30, 2015, we received approximately $2.75 million in net proceeds from the issuance of a term loan offset by $250,000 repayment in debt.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements see Note 3 — Summary of Significant Accounting Policies and Estimates.

Subsequent Events

On July 7, 2016, in connection with the closing of the Merger, all of our directors, with the exception of Mr. Mirman, received a restricted stock grant pursuant to our 2016 Omnibus Incentive Plan, resulting in the issuance of 1,570,500 shares, which vest in equal installments with one-third vesting immediately and two-thirds on each anniversary of the grant. Additionally, on July 25, 2016, the Board reassessed non-employee director compensation under the 2016 Plan and determined to maintain the current compensation package granted to each non-employee director pursuant to the 2016 Omnibus Incentive Plan that was in effect under the prior plan, with adjustments to the share amounts to reflect the Reverse Split, pursuant to which, 10,000 shares of restricted Common Stock and options to purchase 45,000 shares of Common Stock were granted to a new non-employee director on that date.

On July 25, 2016, we entered into a security and control agreement and related mortgages pursuant to which we granted Independent Bank a senior security interest in substantially all of our assets as additional security for repayment of the Loan, pursuant to the terms of the Fourth Amendment to the Forbearance Agreement.

On August 3, 2016, we entered into the first amendment to the Notes with the remaining holders of approximately $1.8 million of Convertible Notes.  Pursuant to the first amendment: (i) the maturity date was changed to January 2, 2017, (ii) the conversion price was adjusted to $1.10 and (iii) the coupon was increased to 15% per annum. All accrued and unpaid interest on the Convertible Notes may also be convertible in certain circumstances at the conversion price. Additionally, if the aggregate principal amount outstanding on the Convertible Notes is not either converted by the holder or repaid in full on or before the maturity date, we will pay a 25% premium on the maturity date. In exchange for the holders’ willingness to enter into the first amendment, we issued to the holders warrants to purchase up to approximately 1.7 million shares of Common Stock. The warrants have an exercise price of $2.50 per share, and are immediately exercisable from the issuance date for a period of three years, subject to certain circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal controls over financial reporting described below.

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

We are committed to improving our financial organization. Our control weaknesses are largely a function of not having sufficient staff. In connection with the Merger with Brushy, while we have retained additional employees qualified to provide services in this area, we now have the additional task of integrating our reporting systems and oversight of combined financials. As resources become available, and we complete the Merger transition, we plan to augment our staff so that we can devote more effort to addressing our control deficiencies. Additionally, as financial resources become available, we have been engaging third-party consultants to assist with control activities.

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

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Series B Preferred Stock Offering, T.R. Winston & Company, LLC (TRW) and KES 7 Capital Inc. (KES 7), who acted as co-placement agents and TRW as administrative agent, each received fee warrants to purchase up to 452,724 and 820,000 shares of Common Stock, respectively, at an exercise price of $1.30, exercisable on or after September 17, 2016, for a period of two years.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

2.1	Second Amendment to Agreement and Plan of Merger, dated as of May 4, 2016, among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).
2.2	Third Amendment to Agreement and Plan of Merger, dated as of June 22, 2016, among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
3.1	Certificate of Designations of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated as of June 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
3.2	Certificate of Change of Lilis Energy, Inc., dated as of June 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
4.1†	Lilis Energy, Inc. 2016 Omnibus Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
4.3	Common Stock Purchase Warrant issued to SOSV Investments, LLC on June 23, 2016.
10.1	Second Amendment to the Forbearance Agreement, dated as of May 4, 2016, between Lilis Energy, Inc. and Heartland Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.4	Convertible Subordinated Promissory Note Conversion Agreement, dated as of June 23, 2016, between Lilis Energy, Inc. and the parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
10.5	Fourth Amendment to Forbearance Agreement, dated as of June 22, 2016, among Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC, and Independent Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
10.6†	Employment Agreement with Michael Pawelek, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.7†	Employment Agreement with Edward Shaw, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.8†	Employment Agreement with Abraham Mirman, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.9†	Employment Agreement with Kevin Nanke, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.10†	Employment Agreement with Ariella Fuchs, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.11†	Employment Agreement with Ronald Ormand, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.12	Transaction Fee Agreement, dated as of June 6, 2016, between Lilis Energy, Inc. and T.R. Winston & Company, LLC.
10.13	First Amendment to Transaction Fee Agreement, dated as of June 8, 2016, between Lilis Energy, Inc. and T.R. Winston & Company, LLC.
10.14	Guaranty Agreement, dated as of June 22, 2016, between Lilis Energy, Inc. and Independent Bank.
10.15	Escrow Deposit Agreement, dated as of May 26, 2016, by and among Lilis Energy, Inc., T.R. Winston & Company, LLC and Signature Bank.
10.16	Third Amendment to Forbearance Agreement, dated as of May 20, 2016, among Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC, and Independent Bank (incorporated by reference to Exhibit 10.1.03 to the Quarterly Report on Form 10-Q filed by Brushy Resources, Inc. on May 23, 2016).

31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	August 25, 2016
Abraham Mirman	(Principal Executive Officer)

/s/ Kevin Nanke	Executive Vice President and Chief Financial Officer	August 25, 2016
Kevin Nanke	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Second Amendment to Agreement and Plan of Merger, dated as of May 4, 2016, among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).
2.2	Third Amendment to Agreement and Plan of Merger, dated as of June 22, 2016, among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
3.1	Certificate of Designations of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated as of June 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
3.2	Certificate of Change of Lilis Energy, Inc., dated as of June 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
4.1†	Lilis Energy, Inc. 2016 Omnibus Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
4.3	Common Stock Purchase Warrant issued to SOSV Investments, LLC on June 23, 2016.
10.1	Second Amendment to the Forbearance Agreement, dated as of May 4, 2016, between Lilis Energy, Inc. and Heartland Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.4	Convertible Subordinated Promissory Note Conversion Agreement, dated as of June 23, 2016, between Lilis Energy, Inc. and the parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
10.5	Fourth Amendment to Forbearance Agreement, dated as of June 22, 2016, among Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC, and Independent Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
10.6†	Employment Agreement with Michael Pawelek, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.7†	Employment Agreement with Edward Shaw, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.8†	Employment Agreement with Abraham Mirman, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.9†	Employment Agreement with Kevin Nanke, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.10†	Employment Agreement with Ariella Fuchs, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.11†	Employment Agreement with Ronald Ormand, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.12	Transaction Fee Agreement, dated as of June 6, 2016, between Lilis Energy, Inc. and T.R. Winston & Company, LLC.
10.13	First Amendment to Transaction Fee Agreement, dated as of June 8, 2016, between Lilis Energy, Inc. and T.R. Winston & Company, LLC.
10.14	Guaranty Agreement, dated as of June 22, 2016, between Lilis Energy, Inc. and Independent Bank.
10.15	Escrow Deposit Agreement, dated as of May 26, 2016, by and among Lilis Energy, Inc., T.R. Winston & Company, LLC and Signature Bank.
10.16	Third Amendment to Forbearance Agreement, dated as of May 20, 2016, among Brushy Resources, Inc., ImPetro Resources, LLC, ImPetro Operating, LLC, and Independent Bank (incorporated by reference to Exhibit 10.1.03 to the Quarterly Report on Form 10-Q filed by Brushy Resources, Inc. on May 23, 2016).
31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates a management contract or any compensatory plan, contract or arrangement.