Form 10-Q
period 2016-09-30
LILIS ENERGY, INC.
filed 2016-11-14
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, 19,103,602 shares of the registrant’s common stock were issued and outstanding.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, we urge you to carefully review and consider the disclosures made in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015 and other SEC filings, available free of charge at the SEC’s website (www.sec.gov ).

LILIS ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash	$20,988,973	$110,022
Restricted cash	7,082	3,777
Accounts receivable (net of allowance of $280,000 and $80,000, respectively)	1,111,301	951,645
Prepaid expenses and other current assets	696,759	75,233
Total current assets	22,804,115	1,140,677

Oil and gas properties (full cost method), at cost:
Evaluated properties	60,082,745	50,096,063
Unevaluated acreage, excluded from amortization	20,832,478	-
Total oil and gas properties, cost	80,915,223	50,096,063
Less accumulated depreciation, depletion, amortization, and impairment	(50,679,024)	(49,573,439)
Total oil and gas properties at cost, net	30,236,199	522,624

Other assets:
Office equipment net of accumulated depreciation of $171,285 and $137,149, respectively.	52,064	44,386
Restricted cash, deposits and other	617,741	2,000,406
Total other assets	669,805	2,044,792

Total Assets	$53,710,119	$3,708,093

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)

Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficiency)

Current liabilities:
Dividends accrued on preferred stock	$536,667	$720,000
Accrued expenses for drilling activity	-	535,938
Accounts payable	3,721,090	1,331,963
Accrued expenses	2,744,692	2,955,419
Revenue payable	1,747,079	-
Current asset retirement obligations	158,112	-
Convertible notes – net of discount	-	673,739
Convertible notes – related parties, net of discount	-	1,054,552
Term loan – Heartland, net of discount	-	2,492,069
Convertible debentures, net of discount	-	6,846,465
Derivative liability – conversion feature	-	5,511
Total current liabilities	8,907,640	16,615,656

Long term liabilities:
Other long-term liabilities	15,215	-
Credit facility	23,285,888	-
Note payable – SOS Ventures	1,000,000	-
Asset retirement obligation-non-current	851,521	207,953
Warrant liability	717,965	55,655
Total long-term liabilities	25,870,589	263,608

Total liabilities	34,778,229	16,879,264

Commitments and contingencies

Conditionally redeemable 6% preferred stock, $0.0001 par value: 7,000 shares authorized; 2,000 shares issued and outstanding with a liquidation preference of $2,210,000 as of September 30, 2016	$1,816,896	$1,172,517

Stockholders’ equity (deficiency)
Series A Preferred stock, $0.0001 par value; stated rate $1,000:10,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and 7,500 shares issued and outstanding at December 31, 2015.	-	6,794,000
Series B Preferred stock, $0.0001 par value; stated rate $1,000:20,000 shares authorized; 20,000 shares issued and outstanding at September 30, 2016 and no shares issued and outstanding at December 31, 2015 with a liquidation preference of $21,326,667 as of September 30, 2016.	16,604,213	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 19,013,602 shares issued and outstanding as of September 30, 2016 and 2,786,276 issued and outstanding as of December 31, 2015.	1,901	278
Additional paid in capital	213,165,869	159,771,692
Accumulated deficit	(212,656,989)	(180,909,658)
Total stockholders' equity (deficiency)	17,114,994	(14,343,688)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficiency)	$53,710,119	$3,708,093

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Oil sales	$876,745	$52,395	$1,655,480	$275,873
Gas sales	280,779	4,512	524,232	55,391
Operating fees	66,105	4,560	75,731	20,280
Total revenue	1,223,629	61,467	2,255,443	351,544

Costs and expenses:
Production costs	612,903	39,073	978,295	126,289
Production taxes	61,155	16,515	115,371	31,734
General and administrative	4,648,331	1,712,481	9,816,975	7,116,572
Depreciation, depletion, accretion and amortization	600,506	56,232	1,162,336	490,881
Impairment of evaluated oil and gas properties	-	18,471,993	-	24,438,902
Total costs and expenses	5,922,895	20,296,294	12,072,977	32,204,378

Loss from operations	(4,699,266)	(20,234,827)	(9,817,534)	(31,852,834)

Other income (expenses):
Other income	51,402	-	296,758	794
Gain on modification of convertible debentures	602,490	-	602,490	-
Inducement expense	(3,179,771)	-	(8,306,675)	-
Change in fair value of derivative liability – conversion feature	-	876,348	(37,084)	602,451
Change in fair value of warrant liability	(438,150)	352,450	(498,310)	86,238
Change in fair value of conditionally redeemable 6% preferred stock	133,532	7,958	(644,379)	128,149
Interest expense	(616,878)	(437,114)	(4,219,541)	(1,212,248)
Total other expenses	(3,447,375)	799,642	(12,806,741)	(394,616)

Net loss	(8,146,641)	(19,435,185)	(22,624,275)	(32,247,450)

Dividends on redeemable preferred stock	(30,000)	(30,000)	(90,000)	(90,000)
Dividend Series A Convertible Preferred Stock	-	(150,000)	(286,813)	(450,000)
Loss on extinguishment of Series A Convertible Preferred Stock	-	-	(540,000)	-
Dividend and deemed dividend Series B Convertible Preferred Stock	(300,000)	-	(8,206,243)	-
Net loss attributable to common shareholders	$(8,476,641)	$(19,615,185)	$(31,747,331)	$(32,787,450)

Net loss per common share basic and diluted	$(0.50)	$(7.16)	$(2.59)	$(12.24)
Weighted average shares outstanding:
Basic and diluted	17,113,942	2,738,788	12,280,013	2,679,444

LILIS ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Months Ended September 30, 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	7,500	$6,794,000	-	$-	2,786,276	$278	$159,771,692	$(180,909,658)	$(14,343,688)

Common stock issued for accrued board fees	-	-	-	-	42,500	4	84,996	-	85,000
Common stock issued for officer and board compensation	-	-	-	-	1,668,833	167	119,833	-	120,000
Common stock issued for consultant compensation	-	-	-	-	32,052	3	(3)	-	-
Stock based compensation for issuance of stock options	-	-	-	-	-	-	2,289,594	-	2,289,594
Stock based compensation for issuance of restricted stock	-	-	-	-	-	-	1,142,812	-	1,142,812
Cashless warrant exercise	-	-	-	-	250,520	25	(25)	-	-
Warrants exercised for cash	-	-	-	-	170,187	17	187,188	-	187,205
Fair value of warrants issued or repriced recorded as deb discount	-	-	-	-	-	-	2,192,900	-	2,192,900
Common stock issued for convertible debentures and accrued interest	-	-	-	-	1,369,293	137	8,121,287	-	8,121,424
Common stock issued to Brushy Shareholders in connection with the merger	-	-	-	-	5,785,119	579	6,941,564	-	6,942,143
Warrants issued to SOS in connection with the Merger	-	-	-	-	-	-	169,609	-	169,609
Common stock issued for Series A Preferred Stock and accrued dividends	(7,500)	(6,794,000)	-	-	1,500,000	150	8,220,663	(540,000)	886,813
Common stock issued for convertible notes and accrued interest	-	-	-	-	5,408,822	541	12,730,630	-	12,731,171
Series B Preferred Stock issued for cash	-	-	20,000	18,194,501	-	-	-	-	18,194,501
Warrants issued for Series B Preferred Stock offering fees	-	-	-	(1,590,288)	-	-	1,590,288	-	-
Warrants re-priced to induce conversion	-	-	-	-	-	-	1,445,905	-	1,445,905
Warrants re-priced to induce cash warrant exercise	-	-	-	-	-	-	277,360	-	277,360
Dividend Preferred stockholders	-	-	-	-	-	-	-	(90,000)	(90,000)
Dividend Series A Convertible Preferred stock	-	-	-	-	-	-	-	(286,813)	(286,813)
Dividend and deemed dividend Series B Convertible Preferred stock	-	-	-	-	-	-	7,879,576	(8,206,243)	(326,667)
Net loss	-	-	-	-	-	-	-	(22,624,275)	(22,624,275)
Balance, September 30, 2016	-	$-	20,000	$16,604,213	19,013,602	$1,901	$213,165,869	$(212,656,989)	$17,114,994

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30
	2016	2015
Cash flows from operating activities:
Net loss	$(22,624,275)	$(32,247,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity instruments issued for services and compensation	3,552,406	3,048,974
Gain on modification of convertible debentures	(602,490)	-
Inducement expense	8,306,675	-
Bad debt expense	200,000	-
Amortization of deferred financing cost	220,020	78,897
Gain on extinguishment of debt	(250,000)	-
Change in fair value of executive bonus	495,629	-
Change in fair value of convertible debentures conversion derivative liability	37,084	(602,451)
Change in fair value of warrant liability	498,310	(86,238)
Change in fair value of conditionally redeemable 6% Preferred Stock	644,379	(128,149)
Depreciation, depletion, amortization and accretion of asset retirement obligation	1,162,336	490,881
Impairment of evaluated oil and gas properties	-	24,438,902
Accretion of debt discount	2,738,413	20,003
Changes in operating assets and liabilities:
Accounts receivable	165,587	(92,633)
Restricted cash	30,711	(62,298)
Prepaid expenses and other current assets	(543,130)	40,889
Other assets	(42,599)	-
Accounts payable, accrued expenses and other liabilities	(505,255)	2,046,869
Net cash used in operating activities	(6,516,199)	(3,053,804)

Cash flows from investing activities:		-
Cash consideration advanced to Brushy – Merger consideration	(1,258,105)	-
Cash held at Brushy	705,881	-
Drilling capital expenditures	(3,418,216)	(207,908)
Net cash used in investing activities	(3,970,440)	(207,908)

Cash flows from financing activities:
Net proceeds from issuance of Series B Preferred Stock	18,194,501	-
Net proceeds from issuance of convertible notes	2,863,095	-
Proceeds from warrant exercise	187,205	-
Dividend payments on preferred stock	-	(180,000)
Debt issuance costs	(1,000,000)	(266,308)
Proceeds from issuance of term loan	-	500,002
Proceeds from issuance of debt	25,000,000	3,000,000
Repayment of debt	(13,879,211)	(250,000)
Net cash provided by financing activities	31,365,590	2,803,694

Increase (decrease) in cash	20,878,951	(458,018)
Cash at beginning of period	110,022	509,628
CASH AT END OF THE PERIOD	$20,988,973	$51,610

Supplemental disclosure:
Cash paid for interest	$216,507	$179,039
Cash paid for income taxes	$-	$-

Supplemental Non-cash transactions:

Common stock issued for Brushy’s common stock	$6,942,143	$-
Common stock issued for Series A Preferred Stock and accrued dividends	$8,220,813	$-
Common stock issued accrued board fees	$85,000	$-
Common stock issued for convertible debentures and accrued interest	$8,121,424	$-
Common stock issued for convertible notes and accrued interest	$11,106,171	$-
Warrants issued for fees associated with Series B Preferred Stock issuance	$1,590,288	$-
Loss on extinguishment of Series A Preferred Stock	$540,000	$-
Warrants issued with Series B Preferred Stock issuance and recorded as a deemed dividend	$7,879,576	$-
Asset retirement established on newly drilled wells	$2,273	$-
Disposition of oil and gas assets for elimination of accrued expense for drilling	$-	$5,198,193
Fair value of warrants issued as debt discount	$1,478,790	$56,250

Assets acquired and liabilities assumed through Brushy Merger:
Cash	$705,881	$-
Accounts receivable	$525,243	$-
Prepaid assets	$78,396	$-
Oil and gas properties - Evaluated	$7,511,790	$-
Oil and gas properties - Unevaluated	$19,886,881	$-
Office equipment	$41,814	$-
Restricted cash, deposits and other	$358,752	$-
Accounts payable	$4,366,580	$-
Accrued expenses	$300,826	$-
Revenue payable	$982,063	$-
Term loan – Independent Bank	$11,379,211	$-
Asset retirement obligations	$776,792	$-
Note payable – SOS Ventures	$1,000,000	$-
SOS warrant liability	$164,000	$-
Other liabilities	$19,428	$-

The accompanying notes are an integral part of these condensed financial statements.

LILIS ENERGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION

On June 23, 2016, Lilis Energy, Inc. (“Lilis”, “Lilis Energy”, “we”, “our”, and the “Company”) completed the merger transaction contemplated by the Agreement and Plan of Merger dated as of December 29, 2015, as amended (the “Merger Agreement”) by and among Lilis, Brushy Resources, Inc., a Delaware corporation (“Brushy”) and Lilis Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of Lilis (“Merger Sub”). Pursuant to the terms of the Merger Agreement, at the effective time (the “Effective Time”), Merger Sub merged with and into Brushy (the “Merger”), with Brushy continuing as the surviving corporation and becoming a wholly-owned subsidiary of Lilis.  The results of operations of Brushy are included with those of Lilis from June 23, 2016 through September 30, 2016.  See Note 4 — Merger with Brushy and Related Transactions for additional information.

The Company is an independent oil and gas exploration and production company, which historically, was focused on the Denver-Julesburg Basin (“DJ Basin”) where it currently holds approximately 13,900 net acres located in Wyoming, Colorado and Nebraska. As a result of the completion of the Merger, the Company’s operating activities are additionally focused on the Permian Basin, with operations in the Delaware Basin in Texas and New Mexico, where we hold approximately 4,500 net acres. Lilis drills for, operates and produces oil and natural gas wells through its land holdings.

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

NOTE 2 – LIQUIDITY AND MANAGEMENT’S PLANS

The Company's financial statements for the three and nine months ended September 30, 2016, have been prepared on a going concern basis. The Company has reported net operating losses during the three and nine months ended September 30, 2016 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect the Company's ability to access the capital it needs to continue operations on terms acceptable to the Company when such capital is needed. However, due to (i) the completion of the Merger, (ii) the conversion of the Company’s Convertible Notes, Debentures and Series A Preferred Stock in full, (iii) the completion of the Series B Preferred Stock Offering, (iv) the Company’s entry into the Credit and Guarantee Agreement and the resulting pay off of Independent Bank, and (v) the acquisition of additional producing wells and properties since the quarter end, as of November 14, 2016, the Company’s cash balance was approximately $17.1 million. As such, the Company believes that it has sufficient capital to fund its current operations over, at least, 12 months from the date of filing of this report and therefore, that it has mitigated substantial doubt about its ability to continue as a going concern. Still, the Company’s ability to continue as a going concern is dependent upon its ability to successfully accomplish its business plan, successfully integrate the Merger, continue to secure other sources of financing and attain continuously profitable operations. The Company continues to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all. For a complete description of the transactions referred to above and the Company’s outstanding indebtedness see Note 4—Merger with Brushy Resources, Inc and related transactions, Note 5—Oil and Gas Assets, Note 7—Loan Agreements and Note 10—Shareholders’ Equity.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, the financial statements do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the consolidated financial position of the Company as of September 30, 2016 and the consolidated results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s accounting policies are described in the Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2015, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

The most significant financial estimates are associated with the Company’s estimated volumes of proved oil and natural gas reserves, asset retirement obligations, assessments of impairment imbedded in the carrying value of undeveloped acreage and undeveloped properties, fair value of financial instruments, including derivative liabilities, depreciation and accretion, income taxes and contingencies, in addition to valuing the assets acquired and liabilities assumed in the Merger.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three and nine months ended September 30, 2016 no impairment was recorded. During the three and nine months ended September 30, 2015, the Company incurred impairment on its oil and gas properties of approximately $18.5 million and $24.4 million, respectively.

The present value of estimated future net cash flows was computed by applying a flat oil price to forecast revenues from estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

Accrued Expense

Accrued liabilities are probable future sacrifices of economic benefits arising from present obligations of a particular entity to transfer assets or provide service to other entities in the future as a result of past transactions or events. Below is the break-out of the accrued expense account as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Accrued executive compensation	$718,231	$720,414
Accrued professional fees	615,500	90,825
Ad Valorem and production taxes	376,195	357,618
Board of director fees	312,998	-
Lease operating expense	313,168	177,847
Accrued interest	15,117	1,239,210
Other payables	393,483	369,505
	$2,744,692	$2,955,419

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

The present value of a liability for the ARO is initially recorded when it is incurred if a reasonable estimate of fair value can be made.  This is typically done when a well is completed or an asset is placed in service.  When the ARO is initially recorded, the Company capitalizes the cost (the asset retirement cost or “ARC”) by increasing the carrying value of the related asset.  ARCs related to wells are capitalized to the full cost pool and are subject to depletion.  Over time, the liability increases for the change in its present value (accretion of ARO), while the net capitalized cost decreases over the useful life of the asset as depletion expense is recognized.  In addition, ARCs are included in the ceiling test calculation for valuing the full cost pool.

The fair value of the Company’s asset retirement obligation liability is calculated at the point of inception by taking into account (i) the cost of abandoning oil and gas wells, which is based on the Company’s and/or industry’s historical experience for similar work, or estimates from independent third-parties; (ii) the economic lives of its properties, which are based on estimates from reserve engineers; (iii) the inflation rate; and (iv) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.  The Company has accreted approximately $17,000 and $23,000 for the three and nine months ended September 30, 2016, respectively, and approximately $3,000 and $7,000 for the three and nine months ended September 30, 2015, respectively.

Changes to the asset retirement obligation were as follows, (in thousands):

	September 30, 2016	December 31, 2015
Balance, beginning of period	$208	$200
Merger additions	777	-
Additions	2	-
Disposition	-	-
Revisions	-	(2)
Accretion	23	10
	1,010	208
Less: Current portion for cash flows expected to be incurred within one year	(158)	-
Long-term portion, end of period	$852	$208

Expected timing of asset retirement obligations: (in thousands):

Year Ending September 30,
2016	$158
2017	-
2018	24
2019	-
2020	87
Thereafter	741
Total	$1,010

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

Potentially dilutive securities, such as shares issuable upon the conversion of debt or preferred stock, and exercise of warrants and options, are excluded from the calculation when their effect would be anti-dilutive. As of September 30, 2016 and September 30, 2015 shares underlying restricted stock units, options, warrants, preferred stock and Debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred. The Company has included 2,840,912 warrants, with an exercise price of $.01, in its earnings per share calculation for the quarter ended September 30, 2016.

The Company had the following Common Stock equivalents at September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Stock Options	3,488,333	615,000
Restricted Stock Units (employees/directors)	159,583	188,067
Series A Preferred Stock	-	311,203
Series B Preferred Stock	18,478,788	-
Warrants to Purchase Common Stock	12,533,574	1,298,315
Convertible Debentures	-	336,402
	34,660,278	2,748,987

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company’s condensed consolidated financial statements and disclosures.

The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU will simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2017 with early adoption permitted. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company’s condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing ” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company’s condensed consolidated financial statements and disclosures.

In May 2016, the FASB issued ASU No. 2016-12, “ Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” , which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company’s condensed consolidated financial statements and disclosures.

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company’s condensed consolidated financial statements and disclosures.

Management does not believe that these or any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – MERGER WITH BRUSHY RESOURCES, INC. AND RELATED TRANSACTIONS

On June 23, 2016, the Company completed the Merger. The results of Brushy, since the closing date of the Merger are included in its consolidated statement of operations through September 30, 2016. The Merger was effected through the issuance of approximately 5.785 million shares of Common Stock in exchange for all outstanding shares of Brushy common stock using a ratio of 0.4550916 shares of Lilis Common Stock for each share of Brushy common stock and the assumption of Brushy's liabilities, including approximately $11.4 million of outstanding debt with Independent Bank, Brushy’s former senior lender, and approximately $7.2 million of accounts payable, accrued expenses and asset retirement obligations. In connection with the closing of the Merger, Lilis paid-down $6.0 million of the principal amount outstanding on Brushy’s term loan with Independent Bank, made a cash payment of $500,000 to SOSV Investments, LLC ("SOS"), Brushy's former subordinated lender and issued a $1 million promissory note to SOS (the “SOS Note”), along with a warrant to purchase 200,000 shares of Common Stock (the “SOS Warrant”). On September 29, 2016, using the proceeds from the Credit and Guarantee Agreement, the Company repaid the balance of Brushy’s outstanding indebtedness with Independent Bank, resulting in the elimination of approximately $5.4 million in senior secured debt, including accrued interest, fees and expenses, and the extinguishment of Independent Bank’s security interest in the assets of the Company’s wholly-owned subsidiaries and of the Company’s guaranty to Independent Bank in full. During the three months ended September 30, 2016, the Company determined that $612,000 of accrued expenses associated with the merger were settled and no longer accrued. As such, unevaluated properties were reduced by the same amount. For a complete description of the liabilities assumed by the Company in connection with the Merger see Note 7-Loan Agreements-Independent Bank and Promissory Note.

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

The following table sets forth our preliminary purchase price allocation:

	(in thousands, except number of shares and stock price)
Shares of Lilis Common Stock issued to Brushy shareholders		5,785,119
Lilis Common Stock closing price on June 23, 2016		$1.20
Fair value of Common Stock issued		$6,942
Cash consideration paid to SOS		500
SOS Note		1,000
Fair value of SOS warrant		170
Warrant liability – repricing derivative		164
Advance to Brushy pre-merger		2,508
Total purchase price		11,284
Plus: liabilities assumed by Lilis
Current Liabilities
Account payable and accrued expenses	$5,650
Term loan - Independent Bank	11,379
		17,029

Long-Term Debt		19
Asset Retirement Obligation		777
Amount attributable to liabilities assumed		17,825
		$29,109

Fair Value of Brushy Assets
Current Assets:
Cash	$706
Other current assets	603
		$1,309
Oil and Gas Properties:
Evaluated properties	7,512
Unevaluated properties	19,887
		27,399
Other assets
Other Property Plant & Equipment	42
Other assets	359
		401
Total Asset Value		$29,109

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

Pro forma Financial Information - The following pro forma condensed combined financial information was derived from the historical financial statements of Lilis and Brushy and gives effect to the Merger as if it had occurred on January 1, 2015 for the three and nine months ended September 30, 2015 and gives effect to the Merger as if it had occurred on January 1, 2016 for the nine months ended September 30, 2016. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including (i) Lilis’s Common Stock issued to convert Brushy’s outstanding shares of common stock as of the closing date of the Merger, (ii) adjustments to conform Brushy’s historical policy of accounting for its oil and natural gas properties from the successful efforts method to the full cost method of accounting, (iii) depletion of Brushy's fair-valued proved oil and gas properties, and (iv) the estimated tax impacts of the pro forma adjustments. Additionally, pro forma earnings for the nine months ended September 30, 2016 were adjusted to exclude $7.4 million of Merger-related costs, which includes an inducement expense of $5.1 million incurred by Lilis and $746,000 of fees incurred by Brushy. The pro forma results of operations do not include any cost savings or other synergies that may result from the Merger or any estimated costs that have been or will be incurred by Lilis to integrate the Brushy assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Merger taken place on January 1, 2015 and January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.

(in thousands, except per share amounts)	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2016	2015

Revenue	$895	$3,924	$2,192

Net loss	$(11,746)	$(36,228)	$(28,988)

Net loss attributable to common stockholders	$(11,926)	$45,351)	$(29,528)

Net loss per common share basic and diluted	$(1.05)	$(3.67)	$(2.60)

Weighted average shares outstanding:
Basic and diluted	11,393,200	12,373,327	11,372,232

 Debenture Conversion

On June 23, 2016, pursuant to the terms of the Debenture Conversion Agreement, dated December 29, 2015, the Company's remaining outstanding 8% Convertible Debentures (the “Debentures”) of approximately $6,846,000 converted automatically upon consummation of the Merger. The conversion price was modified from $20.00 per share to $5.00 per share, resulting in the issuance of 1,369,293 shares of Common Stock. In exchange for the reduction in conversion price, all accrued but unpaid interest of approximately $1,835,000 was forgiven by the Debenture holders, resulting in a net gain on the modification and conversion of the Debentures of approximately $602,000 and recorded as other income and expenses in the accompanying condensed consolidated statements of operations. Upon the conversion of the Debentures, the associated conversion liability of approximately $43,000 was reclassified to additional paid-in capital.

Series A Preferred Stock Conversion

On June 23, 2016, in connection with the completion of the Merger, each outstanding share of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”) automatically converted into Common Stock at a conversion price of $5.00, resulting in the issuance of 1,500,000 shares of Common Stock with a market value of $1.20 per share. As consideration for the automatic conversion, the Company reduced the conversion price on the Series A Preferred Stock from $24.10 to $5.00. The modification of such conversion price and forgiveness of accrued but unpaid dividend of approximately $886,000 resulted in a net loss on the conversion of the Series A Preferred Stock of approximately $540,000.

Convertible Notes Transactions and Conversion

In a series of transactions from December 29, 2015 to May 6, 2016, the Company issued an aggregate of approximately $5.8 million Convertible Notes maturing on June 30, 2016 and April 1, 2017, at a conversion price of $5.00. In connection with the December 2015 and March 2016 transactions, the Company issued warrants to purchase an aggregate of approximately 1.7 million shares of Common Stock with an exercise price of $2.50 per share and in connection with the May 2016 transaction, the Company issued warrants to purchase an aggregate of approximately 625,000 shares of Common Stock with an exercise price of $0.10 per share. Subsequently, as an inducement to participate in the May Convertible Notes offering, warrants to purchase up to 620,000 shares of Common Stock issued between December 2015 and March 2016 were amended and restated to reduce the exercise price to $0.10. As such, the Company recorded in other income (expense) an inducement expense of $1.72 million. The proceeds of $5.8 million from these financing transactions were used to pay a $2.0 million refundable deposit in connection with the Merger, to fund certain operating expenses of Brushy in an aggregate amount of $508,000, to fund approximately $1.3 million of interest payments to Heartland and to fund approximately $2.0 million in working capital and accounts payables.

In connection with the closing of the Merger, on June 23, 2016, certain holders of Convertible Notes in an aggregate principal amount of approximately $4.0 million entered into a Conversion Agreement with the Company (the "Note Conversion Agreement"). The terms of the Note Conversion Agreement provided that the Convertible Notes were automatically converted into Common Stock upon the closing of the Merger. Pursuant to the terms of the Note Conversion Agreement, in exchange for immediate conversion upon closing, the conversion price of the Convertible Notes was reduced to $1.10, which resulted in the issuance of 3,636,366 shares of Common Stock. The modification of such conversion rate resulted in a $3.4 million inducement charge recorded in other expense. Holders of these Convertible Notes waived and forfeited approximately $198,000 rights to receive accrued but unpaid interest.

On August 3, the Company entered into the first amendment to the Convertible Notes with the remaining holders of approximately $1.8 million of Convertible Notes.  Pursuant to the first amendment: (i) the maturity date was changed to January 2, 2017, (ii) the conversion price was adjusted to $1.10 and (iii) the coupon rate was increased to 15% per annum. All accrued and unpaid interest on the Convertible Notes would also be convertible in certain circumstances at the conversion price. Additionally, if the aggregate principal amount outstanding on the Convertible Notes was not either converted by the holder or repaid in full on or before the maturity date, the Company agreed to pay a 25% premium on the maturity date. The Company accounted for the reduction in the conversion price of remaining outstanding convertible notes as an inducement expense and recognized approximately $1.6 million in other income (expense). In exchange for the holders’ willingness to enter into the first amendment, the Company issued to the holders additional warrants to purchase up to approximately 1.65 million shares of Common Stock. The warrants issued were valued using the following variables: (i) stock price of $1.12; (ii) exercise price of $2.5; (iii) contractual life of 3 years; (iv) volatility of 203%; (v) risk free rate of 0.76% for a total value of approximately $1.63 million. This amount was recorded as an inducement expense and an offset to additional paid-in capital.

On September 29, 2016, in connection with the Company’s entry into the Credit and Guarantee Agreement the remaining holders of the Convertible Notes converted the outstanding principal amount of approximately $1.8 million and accrued and unpaid interest in an amount of approximately $138,000 into 1,772,456 shares of Common Stock.

Series B Preferred Stock Offering

On June 15, 2016, the Company entered into a purchase with certain institutional and accredited investors (the “Purchasers”) in connection with an offering of the Company’s Series B 6.0% Preferred Stock (the “Series B Preferred Stock”).

In connection with this offering (the “Series B Offering”), the Company issued to the Purchasers 20,000 shares of Series B Preferred Stock, convertible into approximately 17.7 million shares of common stock, and warrants to purchase approximately 9.1 million shares of Common Stock. The warrants as originally issued had an exercise price of $2.50 per share, and are immediately exercisable from the issuance date, for a period of two years, subject to certain conditions.

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

In connection with the Company’s entry into the Credit and Guarantee Agreement, as partial consideration, the Company amended certain warrants issued in the Series B Offering held by the Lenders to purchase up to an aggregate amount of approximately 2.84 million shares of Common Stock as of September 30, 2016 and 3.5 million shares of Common Stock to date, such that the exercise price per share was lowered from $2.50 to $0.01 on such warrants. For more information about the Series B warrant reprice see Note 7—Loan Agreements—Credit and Guarantee Agreement.

NOTE 5 – OIL AND GAS ASSETS

During the year ended December 31, 2015, the Company entered into eight joint operating agreements ("JOAs") to participate as a non-operator in the drilling of the Noble Wells in the DJ Basin, which due to capital constraints, were temporarily shut-in. In May 2016, the Company renegotiated the ability to fund its share of the outstanding drilling operations in the amount of approximately $1.68 million, the outstanding balance of which was paid in June 2016 As a result, the Company regained compliance under each of the JOAs.

On June 23, 2016, the Company completed its Merger with Brushy, as described above. As a result of the Merger, the Company acquired 19 producing properties valued at $7.5 million and 3,458 net acres in the Permian Basin, unevaluated properties valued at $19.9 million.

Depreciation, depletion and amortization expenses related to the proved properties were approximately $570,000 and $1.11 million for three and nine months ended September 30, 2016, respectively, as compared to approximately $46,000 and $461,000 for the three and nine months ended September 30, 2015, respectively.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s Term Loan associated with the Credit and Guarantee Agreement and the SOS Note are measured using Level 3 inputs.

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

The Company has no such derivative instruments at September 30, 2016 and December 31, 2015.

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

Impairment

The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such amounts to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates or proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. The Company did not have an impairment during the three and nine months ended September 30, 2016. Impairment of oil and gas assets for the three and nine months ended September 30, 2015 was approximately $18.47 million and $24.44 million, respectively.

Executive Compensation

Effective as of June 23, 2016, the Company and each of Abraham Mirman, Ronald D. Ormand, Michael Pawelek, Kevin Nanke, Edward Shaw, Ariella Fuchs and Joe Pawelek entered into a new employment agreement, which replaced any prior employment agreements with the Company or Brushy in the entirety. Each employment agreement provides for the executive to receive a cash incentive bonus if certain production thresholds are achieved by the Company. The Company engaged a valuation firm to complete a valuation of this incentive bonus. As of September 30, 2016, the Company accounted for $718,000 in bonus liability which represents an estimated amount that could have been earned had certain variables been achieved as of September 30, 2016.

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

On September 30, 2016, the Company revalued the warrants/options using the following variables: (i) stock price of $3.47; (ii) exercise price of $20.00; (iii) contractual life of 2.9 years; (iv) volatility of 150%; risk free rate of 0.9% for a total value of approximately $229,000, which adjusted the change in fair value valuation of the derivative by approximately $135,000 and $185,000 for the three and nine months ended September 30, 2016, respectively.

On January 8, 2015, the Company entered into the Credit Agreement with Heartland Bank (as defined below). In connection with the Credit Agreement, the Company issued to Heartland a warrant to purchase up to 22,500 shares of Common Stock at an adjusted exercise price of $4.05 with the initial advance, which contains an anti-dilution feature that reduces the exercise price and adjusts the share amount if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price. During the nine months ended September 30, 2016, the Company issued warrants with an exercise price of $2.50, a portion of which were subsequently reduced to $0.01. As such, the Heartland anti-dilution formula was triggered and the warrants were adjusted using the valuation below.

On September 30, 2016, the Company revalued the warrants using the following variables: (i) stock price of $3.47 (ii) adjusted exercise price of $4.05; (iii) contractual life of 3.3 years; (iv) volatility of 150%; (v) risk free rate of 0.9% for a total value of approximately $61,000, which adjusted the fair value valuation of the derivative by approximately $39,000 and $49,000 for the three and nine months ended September 30, 2016, respectively.

Pursuant to the Merger Agreement and as a condition to the Fourth Amendment (defined below), the Company was required to make a cash payment of $500,000, issue the SOS Note and the SOS Warrant. The SOS Warrant contains a price protection feature that will automatically reduce the exercise price if the Company enters into another financing agreement pursuant to which warrants are issued with a lower exercise price after June 23, 2016. This initial value of $164,000 was recorded as additional Merger consideration.

On September 30, 2016, the Company evaluated the SOS Warrant using the following variables: (i) stock price of $3.47 (ii) exercise price of $2.50 (iii) contractual life of 1.7 years; (iv) volatility of 150%; (v) risk free rate of 0.7% for a total value of approximately $428,000, which adjusted the fair value valuation of the derivative by approximately $264,000 for the three and nine months ended September 30, 2016.

Debentures Conversion Derivative Liability

As of September 30, 2016, the Company had no outstanding 8% Convertible Debentures, the remaining balance of which was converted into Common Stock in connection with the consummation of the Merger at $5.00.

The following table provides a summary of the fair values of assets and liabilities measured at fair value (rounded to the nearest thousands):

September 30, 2016:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreements	$-	$-	$(718,000)	$(718,000)
Warrant liabilities			(718,000)	(718,000)
Total liability, at fair value	$-	$-	$(1,436,000)	$(1,436,000)

December 31, 2015:

	Level 1	Level 2	Level 3	Total

Liability
Executive employment agreements	$-	$-	$(223,000)	$(223,000)
Warrant liabilities	-	-	(56,000)	(56,000)
Convertible debenture conversion derivative liability	-	-	(6,000)	(6,000)
Total liability, at fair value	$-	$-	$(285,000)	$(285,000)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities as of September 30, 2016:

	Conversion derivative liability	Bristol/ Heartland/SOS warrant liability	Incentive bonus	Total

Balance at January 1, 2016	$(6,000)	$(56,000)	$(223,000)	$(285,000)
Additional liability	-	(164,000)	(393,000)	(557,000)
Change in fair value of liability	(37,000)	(498,000)	(102,000)	(637,000)
Converted to equity	43,000	-	-	43,000
Balance at September 30, 2016	$-	$(718,000)	$(718,000)	$(1,436,000)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2016 and September 30, 2015.

NOTE 7 – LOAN AGREEMENTS

Credit Agreements - Current

	As of September 30, 2016	As of December 31, 2015

Term Loan – Credit and Guarantee Agreement	$23,286,000	$-

Term Loan – Heartland, net of deferred financing costs	$-	$2,492,000

Credit and Guarantee Agreement

On September 29, 2016, the Company entered into a credit and guaranty agreement (the “Credit and Guarantee Agreement”) by and among the Company, Brushy, ImPetro Operating, LLC (“Operating”) and ImPetro Resources, LLC (“Resources”, and together with Brushy and Operating, the “Initial Guarantors”), and the lenders party thereto (each a “Lender” and together, the “Lenders”) and TRW acting as collateral agent.

The Credit and Guarantee Agreement provides for a three-year senior secured term loan with initial commitments of $31 million, of which $25 million was collected as of September 30, 2016, and the additional $6 million was collected as of the date of this filing. The initial aggregate principal amount may be increased to a maximum principal amount of $50,000,000 at our request and with the consent of the Lenders holding loans in excess of 60% of the then outstanding loans pursuant to an accordion advance provision in the Credit and Guarantee Agreement (the “Term Loan”).

Funds borrowed under the Credit and Guarantee Agreement may be used by the Company to (i) fund drilling and development projects, (ii) purchase oil and gas assets and other acquisition targets, (iii) pay all costs and expenses arising in connection with the negotiation and execution of the Credit and Guarantee Agreement, and (iv) fund general working capital needs.

In connection with the Company’s entry into the Credit and Guarantee Agreement, it incurred advisory fees to KES 7 and TRW in an amount of $420,000 and $200,000, respectively to date, and a commitment fee to each of the Lenders equal to 2.0% of their respective initial loan advances. As partial consideration, the Company also amended certain warrants issued in the June 2016 Series B private placement held by the Lenders to purchase up to an aggregate amount of approximately 2.84 million shares of Common Stock as of September 30, 2016 and 3.5 million shares of Common Stock to date, such that the exercise price per share was lowered from $2.50 to $0.01 on such warrants. The number of warrants amended for each Lender was based on the amount of each Lender’s respective participation in the initial Term Loan relative to the amount invested in the June 2016 Series B private placement. All of the amended warrants are immediately exercisable from the original issuance date, for a period of two years, subject to certain conditions.  The Company accounted for the reduction in the conversion price as a deferred financing cost of $714,000 and will be amortized over the length of the loan.

The Term Loan bears interest at a rate of 6.0% per annum and matures on September 30, 2019. The Company has the right to prepay the Term Loan, in whole or in part, at any time at a prepayment premium equal to 6.0% of the amount repaid. Such prepayment premium must also be paid if the Term Loan is repaid prior to maturity as a result of a change in control. In certain situations, the Credit and Guarantee Agreement requires mandatory prepayments of the Term Loans at the request of the Lenders, including in the event of certain non-ordinary course asset sales, the incurrence of certain debt, and our receipt of proceeds in connection with insurance claims.

The Credit and Guarantee Agreement contains certain customary representations and warranties and affirmative and negative covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit and Guarantee Agreement also provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, cross-default on certain outstanding debt obligations, the failure of a Guarantor to comply with the provisions of its Guaranty, and bankruptcy or insolvency events. The amounts under the Credit Agreement could be accelerated and be due and payable upon an event of default.

Independent Bank and Promissory Note

On June 22, 2016, in connection with the completion of the Merger, the Company, Brushy and Independent Bank (the “Lender”), Brushy’s senior secured lender, entered into an amendment to Brushy’s forbearance agreement with the Lender (the “Fourth Amendment”), which, among other things, provided for a pay-down of approximately $6.0 million of the principal amount outstanding on the loan (the “Loan”), plus fees and other expenses incurred in connection with the Loan, in exchange for an extension of the maturity date through December 15, 2016, at an interest rate of 6.5%, payable monthly. Additionally, the Company agreed to (i) guaranty the approximately $5.4 million aggregate principal amount of the Loan, (ii) grant a lien in favor of the Lender on all of the Company’s real and personal property, (iii) restrict the incurrence of additional debt and (iv) maintain certain deposit accounts with various restrictions with the Lender. On September 29, 2016, in connection with the Company’s entry into the Credit and Guarantee Agreement, the Company used part of the proceeds of the Term Loan to repay the balance of Brushy’s outstanding indebtedness with Independent Bank, resulting in the elimination of approximately $5.4 million in senior secured debt, including accrued interest, fees and expenses, and the extinguishment of Independent Bank’s security interest in the assets of the Initial Guarantors and of the Company’s guaranty to Independent Bank in full.

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

Following the First Amendment entered into on March 1, 2016, on May 4, 2016, as a result of a default on the required March 1, April 1 and May 1 interest payments pursuant to the Forbearance Agreement, the Company entered into a second amendment to the Forbearance Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the limit on the amount of New Subordinated Debt the Company had been permitted to raise was eliminated and the Forbearance Expiration Date was extended to May 31, 2016. As consideration for the forgoing, the Company paid Heartland the overdue interest owed pursuant to the Term Loan and interest due through May 31, 2016 in the approximate amount of $87,000 and reimbursement of a portion of Heartland’s fees and expenses in an approximate amount of $53,000. During the three and nine months ended September 30, 2016, the Company amortized approximately $193,000 and $220,000 of deferred financing, respectively. This amount is recorded as a component of non-cash interest expense.

In connection with the consummation of the Merger, on June 23, 2016, the Company repaid the entire balance of its outstanding indebtedness with Heartland at a discount of $250,000 (recognized as a gain in other income (expense), resulting in the elimination of $2.75 million in senior secured debt and the extinguishment of Heartland’s security interest in the assets of the Company.

Convertible Notes

For information about the Convertible Notes see Note 4—Merger with Brushy Resources, Inc. and Related Transactions—Convertible Notes Transactions and Conversion.

Current - (rounded to the nearest thousands):

September 30, 2016:

	Related Party	Non Related Party
Convertible notes, net - January 1, 2016	$1,055,000	$674,000
Borrowings	1,250,000	1,613,000
Warrants issued as debt discount	(646,000)	(833,000)
Accretion of debt discount	1,391,000	1,309,000
Converted to equity	(3,050,000)	(2,763,000)
Convertible notes, net- September 30, 2016	$-	$-

 December 31, 2015:

	Related Party	Non Related Party
Convertible notes	$1,800,000	$1,150,000
Unamortized debt discount	(745,000)	(476,000)
Convertible notes, net	$1,055,000	$674,000

During the three and nine months ended September 30, 2016, the Company amortized approximately $462,000 and $2.7 million of convertible debt discount, respectively. This amount is recorded as a component of non-cash interest expense.

 SOS Note

Pursuant to the Merger Agreement and as a condition of the Fourth Amendment, the Company was required to make a cash payment of $500,000, the issuance of the SOS Note and the SOS Warrant.

As of September 30, 2016

Note payable – SOS due after one year (1)	$1,000,000

(1)	The SOS Note matures on June 30, 2019 and has an interest rate of 6.0% due at maturity.

Interest Expense

Interest expense for the three and nine months ended September 30, 2016 was approximately $617,000 and $4.22 million, respectively, as compared to the three and nine months ended September 30, 2015 of approximately $437,000 and $1.21 million, respectively. The non-cash interest expense during the three and nine months ended September 30, 2016 was approximately $462,000 and $3.88 million, respectively, as compared to approximately $347,000 and $944,000 for the three and nine months ended September 30, 2015. The non-cash interest expenses consisted of non-cash interest expense and amortization of the deferred financing costs, accretion of the Debentures payable discount, and Debentures interest paid in Common Stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At September 30, 2016, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of September 30, 2016, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

Legal Proceedings

The Company may from time to time be involved in various legal actions arising in the normal course of business. The Company does not believe that there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2016 and 2015, the Company has engaged in the following transactions with related parties:

Credit and Guarantee Agreement and Warrant Reprice

On September 29, 2016, the Company entered into the Credit and Guarantee Agreement with certain Lenders, each of whom was a participant in the Series B Offering. As partial consideration given to the Lenders, the Company also amended certain warrants issued in the Series B Offering held by the Lenders to purchase up to an aggregate amount of approximately 2,850,000 shares of common stock such that the exercise price per share was reduced from $2.50 to $0.01 on such warrants. Additionally, each Lender received a 2.0% commitment fee equal to their respective initial loan advance. For a more detailed description of the terms of the Credit and Guarantee Agreement and the warrant reprice see “Note 7—Loan Agreements—Credit and Guarantee Agreement.”

Certain parties to the Credit and Guarantee Agreement included certain of the Company’s related parties such as TRW, acting as collateral agent, and Bryan Ezralow, Marc Ezralow and Marshall Ezralow via certain of their investment entities ($2.8 million).

Series B Preferred Stock Private Placement

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

In addition to TRW, as described above, certain other Purchasers in the Offering include related parties of the Company, such as Abraham Mirman, the Company's Chief Executive Officer and a director, through the Bralina Group, LLC for which Mr. Mirman holds shared voting and dispositive power ($1.65 million); Ronald D. Ormand, the Company's Executive Chairman of the Board through Perugia Investments LP for which Mr. Ormand holds sole voting and dispositive power ($1.0 million), Kevin Nanke, the Company's Chief Financial Officer, through KKN Holdings LLC, for which Mr. Nanke holds sole voting and dispositive power ($200,000), R. Glenn Dawson, a director of the Company ($125,000), Pierre Caland through Wallington Investment Holdings, Ltd. a more than 5% shareholder of our Company ($250,000) and Bryan Ezralow through various entities beneficially owned by him ($1.3 million).

For more information about the Series B Offering see Note 4—Merger with Brushy Resources, Inc. and Related Transactions—Series B Preferred Stock Offering.

Debenture Conversion Agreement

On December 29, 2015, the Company entered into the Debenture Conversion Agreement with all of the remaining holders of the Debentures. For more information about the Debentures and the Debenture Conversion Agreement see Note 4—Merger with Brushy Resources, Inc. and Related Transactions—Debenture Conversion.

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

Series A Preferred Stock

On May 30, 2014, the Company entered into a securities purchase agreement with accredited investors, pursuant to which it issued an aggregate of $7.5 million in Series A Preferred Stock, which after the receipt of requisite stockholder approval, was automatically converted on June 23, 2016, in connection with the Merger. For more information about the Series A Preferred Stock conversion see Note 4—Merger with Brushy Resources, Inc. and Related Transactions—Series A Conversion.

Several of the Company’s officers, directors and affiliates were investors in the Series A Preferred Stock and converted their shares at $5.00 including Abraham Mirman ($250,000), Ronald D. Ormand (through Perugia Investments ($500,000), Nuno Brandolini ($100,000), General Merrill McPeak ($250,000), TRW ($779,000) and Pierre Caland through Wallington Investment Holdings, Ltd. ($125,000).

Convertible Notes

In a series of transactions from December 29, 2015 to May 6, 2016, the Company issued an aggregate of approximately $5.8 million in Convertible Notes. Subsequently, the Company entered into the Note Conversion Agreement and the First Amendment to the Convertible Notes. The Convertible Notes were converted in full in connection with the Credit and Guarantee Agreement. For more information about the Convertible Notes and associated transactions see Note 4—Merger with Brushy Resources, Inc. and Related Transactions—Convertible Notes Transactions and Conversion.

The Purchasers included certain related parties of us, including Abraham Mirman, the Chief Executive Officer and a director of the Company ($750,000), the Bruin Trust (the “Bruin Trust”), an irrevocable trust managed by an independent trustee and whose beneficiaries include the adult children of Ronald D. Ormand, Executive Chairman of the Board ($1.15 million), General Merrill McPeak, a director of the Company ($250,000), Nuno Brandolini, a director of the Company ($250,000), Glenn Dawson, a director of the Company ($50,000), Kevin Nanke, the Chief Executive Officer of the Company ($100,000, which was reinvested instead of a cash bonus payment due to Mr. Nanke pursuant to his prior executive employment agreement), Pierre Caland through Wallington Investment Holdings, Ltd. ($300,000), who held more than 5% of the Company’s Common Stock prior to the Merger and TRW ($400,000). Each of the Company’s officers and directors who were purchasers of the Convertible Notes and Pierre Caland through Wallington Investments, Ltd., were signatories to the Note Conversion Agreement and converted their outstanding amounts in full. Each of TRW, Bryan Ezralow, Marc Ezralow and Marshall Ezralow were a party to the first amendment via certain of their investment entities referred to above, which, in connection with the Company’s entry into the Credit and Guarantee Agreement, converted the balance outstanding under the Convertible Notes plus accrued interest of approximately $138,000 into Common Stock, resulting in the issuance of 1,772,456 shares of Common Stock.

Additionally, in connection with the May Convertible Notes issuance, warrants to purchase up to 620,000 shares of Common Stock issued in connection with the Convertible Notes between December 2015 and March 2016 were amended and restated to reduce the exercise price to $0.10 in exchange for additional consideration given to the Company in the form of participation in the May Convertible Notes offering. Of those warrants, a total of 80,000 warrants were exercised. Additionally, during the three months ended September 30, 2016, in exchange for several offers to immediately exercise a portion of each investor’s outstanding warrants issued between 2013 and 2014, the Company reduced the exercise price on warrants to purchase a total of 416,454 shares of Common Stock ranging from $42.50 to $25.00 per share to $0.10 per share, of which a total of 315,990 were subsequently exercised, resulting in the issuance of an aggregate amount of 300,706 shares of Common Stock due to certain cashless exercises. TRW net exercised warrants to purchase 80,000 shares of Common Stock at a reset exercise price of $0.10, resulting in the issuance of 75,820 shares.

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

Ronald D Ormand

On March 20, 2014, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which MLV acted as the Company’s exclusive financial advisor. Ronald D. Ormand, a member of the Company’s board of directors since February 2015 and the current Executive Chairman of the Company, was previously the Managing Director and Head of the Energy Investment Banking Group at MLV. The Engagement Agreement provided for a fee of $25,000 to be paid monthly to MLV, subject to certain adjustments and other specific fee arrangements in connection with the nature of financial services being provided. The Company expensed $75,000 and $225,000 for the three and nine months ended September 30, 2015, respectively. On May 27, 2015, MLV agreed to take $150,000 of its accrued fees in the Company’s Common Stock and was issued 75,000 shares in lieu of payment. The closing share price on May 27, 2015 was $1.56. The term of Engagement Agreement expired on October 31, 2015.

Additionally, MLV had been involved in certain initial discussions relating to the Merger for which they did not receive a fee.

NOTE 10 – SHAREHOLDERS’ EQUITY

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

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. As of September 30, 2016, the Company has accrued a cumulative dividend of $210,000. The total outstanding Redeemable Preferred was fair valued at approximately $1.82 million at September 30, 2016.

Series B 6% Convertible Preferred Stock

On June 15, 2016, the Company entered into a purchase agreement for the private placement of 20,000 shares of its Series B Preferred Stock, along with detachable warrants to purchase up to 9,090,909 shares of Common Stock, at an exercise price of $2.50 per share, for aggregate gross proceeds of $20 million.

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

Shares of the Series B Preferred Stock and related warrants were valued using the relative fair value method. The Company determined the transaction created a beneficial conversion feature of $7.9 million, which was expensed immediately and was calculated by taking the net proceeds of approximately $15.2 million and valuing the warrants as of June 23, 2016, utilizing a Black Scholes option pricing model. The inputs for the pricing model are: $1.20 market price per share; exercise price of $2.50 per share; contractual life of 2 years; volatility of 238%; and risk free rate of 0.78%.

Warrants

Below is a summary of warrant activity for the three months ended September 30, 2016:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2016	2,478,316	$14.80
Warrants issued with Series B Preferred Stock	6,250,015	1.73
Warrants issued with Series B Preferred Stock, adjusted for Credit and Guarantee agreement	2,840,912	.01
Warrants issued for with Series B Preferred Stock fees	1,272,727	1.30
Warrants issued with Convertible Notes	1,145,238	2.47
Warrants to amend Convertible Notes	1,648,267	2.50
Warrant issued to SOS Ventures	200,000	25.00
Exercised, forfeited or expired	(460,989)	(34.74)
Outstanding at September 30, 2016	15,374,486	$3.35

The aggregate intrinsic value associated with outstanding warrants was $25.4 million using a Common Stock closing price of $3.47 at September 30, 2016. The weighted average remaining contract life as of September 30, 2016 was 1.89 years.

During the nine months ended September 30, 2016, the Company issued approximately 13.16 million warrants to purchase shares of Common Stock to Purchasers of the Convertible Notes, Purchasers of Series B Preferred Stock and placement agent fees in connection with the Series B Preferred Stock Offering. The Company also issued a warrant to purchase 200,000 shares of Common Stock to Brushy's subordinated lender in exchange for extinguishment of certain debt owed by Brushy. The warrants issued in connection with the Series B Preferred Stock Offering were valued using the following variables: (i) approximately 9.09 million warrants; (ii) stock price of $1.30; (iii) exercise price of $2.50; (iv) contractual life of 2 years; (v) volatility of 238%; (vi) risk free rate of 0.78% for a total value of approximately $9.4 million. This amount was used to calculate the deemed dividend described in Note 10 - Stockholders' Equity. The warrants issued to the placement agents in connection with the Series B Preferred Stock Offering were valued using the following variables: (i) approximately 1.27 million warrants; (ii) stock price of $1.20; (iii) exercise price of $1.2; (iv) contractual life of 3 years; (v) volatility of 238%; (vi) risk free rate of 0.92% for a total value of approximately $1.59 million. This amount was recorded as an adjustment to the offering proceeds and an offset to additional paid in capital. As of September 30, 2016, there was no unearned compensation related to warrants issued as of that date. The 1.65 million warrants issued to induce the convertible note holders to amend their agreement were valued using the following variables: (i) stock price of $1.12; (ii) exercise price of $2.5; (iii) contractual life of 3 years; (iv) volatility of 203%; (v) risk free rate of 0.76% for a total value of approximately $1.63 million. This amount was recorded as an inducement expense and an offset to additional paid in capital.

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

Additionally, in connection with the Credit and Guarantee Agreement, as partial consideration to the Lenders, the Company also amended certain warrants issued in the Series B private placement held by the Lenders to purchase up to an aggregate amount of approximately 3.5 million shares of Common Stock to date, such that the exercise price per share was lowered from $2.50 to $0.01 on such warrants. The number of warrants amended for each Lender was based on the amount of each Lender’s respective participation in the initial Term Loan relative to the amount invested in the Series B private placement. All of the amended warrants are immediately exercisable from the original issuance date, for a period of two years, subject to certain conditions. For a more detailed description of the terms of the Credit and Guarantee Agreement and the warrant reprice see “Note 7—Loan Agreements—Credit and Guarantee Agreement.”

NOTE 11 – SHARE BASED AND OTHER COMPENSATION

Share-Based Compensation

On April 20, 2016, the Company’s Board and the Compensation Committee of the Board approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Plan”). As of September 30, 2016, the number of shares of Common Stock authorized for issuance under the 2016 Plan was 5.0 million. On November 3, 2016, the Company’s stockholders voted to increase number of shares of Common Stock authorized for issuance under the 2016 Plan to 10.0 million.

During the nine months ended September 30, 2016, the Company granted 120,000 shares of restricted Common Stock to certain non-employee directors in connection with each of their appointment anniversaries pursuant to each director's non-employee director award agreement and 85,000 shares of restricted Common Stock as Board fees for the quarter ended December 31, 2015, paid in stock in lieu of cash. During the nine months ended September 30, 2016, the Company also issued (i) 10,000 restricted stock units and options to purchase 45,000 shares of Common Stock under the 2016 Plan to a newly appointed director pursuant to his non-employee director award and 32,052 shares of restricted common stock as compensation for consulting services. Additionally, during the nine months ended September 30, 2016, the Company granted options to purchase a total of 3,215,000 shares of Common Stock to management and employees under the 2016 Plan.

During the nine months ended September 30, 2016, certain of the Company's employees, directors and consultants forfeited 26,483 restricted stock units and 335,000 options to purchase Common Stock previously granted in connection with various terminations and forfeitures.

As a result, as of September 30, 2016, the Company had 159,583 restricted stock units, and 3,488,333 options to purchase shares of Common Stock outstanding to employees and directors. Options issued to employees vest in equal installments over specified time periods during the service period or upon achievement of certain performance based operating thresholds.

The Company requires that employees and directors pay the tax on equity grants in order to issue the shares and there is currently no cashless exercise option. As of September 30, 2016, 128,750 restricted stock units have been granted, but have not been issued.

Compensation Costs

	Three Months Ended September 30, 2016**			Three Months Ended As of September 30, 2015
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed*	$558,000	$1,133,000	$1,691,000	$268,000	$142,000	$410,000

	Nine Months Ended September 30, 2016**			Nine Months Ended As of September 30, 2015
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed*	$2,289,000	$1,263,000	$3,552,000	$1,991,000	$1,058,000	$3,049,000

*	Only includes directors and employees for which the options vest over time instead of based upon performance criteria for which the performance criteria has not been met as of September 30, 2016 and 2015.
**	As of September 30, 2016, the Company has unamortized stock-based compensation costs for stock options of approximately $2.72 million and $1.4 million for restricted stock. The Company has a weighted average amortization period remaining for stock options of 1.74 years and 1.18 years for restricted stock.

Restricted Stock and Restricted Stock Units

A summary of restricted stock grant activity pursuant to the 2016 Plan for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2016	-	$-
Granted	1,687,552	1.54
Vested	(608,500)	(1.51)
Forfeited	-	-
Outstanding at September 30, 2016	1,079,052	$1.55

A summary of restricted stock unit grant activity pursuant to the 2012 Plan for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2016	186,900	$12.29
Granted	10,000	1.80
Vested and issued	(10,834)	(18.75)
Forfeited	(26,483)	(16.15)
Outstanding at September 30, 2016	159,583	$10.56

Stock Options

A summary of stock options activity for the nine months ended September 30, 2016 pursuant to the Company’s equity incentive plans is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2016	608,333	$14.60
Granted	3,215,000	1.35
Exercised	-	-
Forfeited or cancelled	(335,000)	(10.18)
Outstanding at September 30, 2016	3,488,333	$2.69	1,325,000	9.36

The aggregate intrinsic value associated with outstanding options was $6.8 million using a Common Stock closing price of $3.47 at September 30, 2016. On June 24, 2016, the Company granted options to purchase a total of 3,125,000 shares of Common Stock to management and employees, of which one-third vested immediately and balance will vest evenly over two years valued using the following variables: (i) stock price of $1.34; (ii) exercise price of $1.34; (iii) expected life of 5 years; (iv) volatility of 197%; (v) risk free rate of 1.08% for a total value of approximately $4.08 million of which approximately $1.39 million was expensed immediately and the remaining balance will be expensed over the vesting period. On January 13, 2016, the Company granted 45,000 stock options to a non-employee director, which 20,000 stock options vest immediately and 25,000 stock options vest in equal installments over three years and were valued using the following variables: (i) stock price of $1.80; (ii) exercise price of $1.80; (iii) expected life of 7 years; (iv) volatility of 192.13%; (v) risk free rate of 1.85% for a total value of approximately $36,000 which the amount is amortized over the vesting period. On July 7, 2016, the Company granted 45,000 stock options to a non-employee director, of which 20,000 stock options vest immediately and 25,000 stock options vest in equal installments over three years. These stock options were valued using the following variables: (i) stock price of $1.80; (ii) exercise price of $1.80; (iii) expected life of 7 years; (iv) volatility of 197.84%; (v) risk free rate of 1.85% for a total value of approximately $66,000 which the amount is amortized over the vesting period.

Subsequent to September 30, 2016, the Company issued 90,000 shares of Common Stock to consultants pursuant to the 2016 Plan.

NOTE 12 – SUBSEQUENT EVENTS

On October 12, 2016, the Company completed the acquisition of certain oil and gas properties located in Winkler County, Texas for a purchase price of $3 million. The properties consist of 500 net acres in the Delaware Basin and a 78% working interest in a producing vertical well. As a result, as of November 14, 2016, the Company is producing approximately 570 BOE a day from 36 economically producing wells.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the unaudited condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item “1A. Risk Factors ” in our Annual Report on Form 10-K for the year ended December 31, 2015.

General

We are an upstream independent oil and gas company engaged in the acquisition, drilling and production of oil and natural gas properties and prospects.

On June 23, 2016, we completed the merger transaction contemplated by the Agreement and Plan of Merger dated as of December 29, 2015, as amended (the “Merger Agreement”) by and among us, Brushy Resources, Inc., a Delaware corporation (“Brushy”) and Lilis Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of ours (“Merger Sub”). Pursuant to the terms of the Merger Agreement, at the effective time (the “Effective Time”), Merger Sub merged with and into Brushy (the “Merger”), with Brushy continuing as the surviving corporation and becoming a wholly-owned subsidiary of ours.

Additionally, in connection with the Merger on June 23, 2016, we effected a 1-for-10 reverse stock split (the “Reverse Split”). As a result of the Reverse Split, every ten shares of issued and outstanding Common Stock were automatically converted into one newly issued and outstanding share of Common Stock, without any change in the par value per share. However, the number of authorized shares of Common Stock remained unchanged.

Prior to our Merger with Brushy, our operating activities were focused only on the DJ Basin in Colorado, Wyoming and Nebraska, where we have acquired and developed a producing base of oil and natural gas proved reserves, as well as a portfolio of exploration and other undeveloped assets with conventional and non-conventional reservoir opportunities, with an emphasis on those with multiple producing horizons, in particular the Muddy “J” conventional reservoirs and the Niobrara shale and Codell resource plays. As of September 30, 2016, we owned interests in 16 economically producing wells and approximately 7,600 net leasehold acres in the DJ Basin. As a result of the completion of the Merger, our operating activities are additionally focused on the Permian Basin, with operations in the Delaware Basin in Texas and New Mexico where as of September 30, 2016, we owned interests in 20 economically producing wells and approximately 4,000 leasehold acres. Additionally, on October 12, 2016, we acquired certain oil and gas properties located in Winkler County, Texas, consisting of 500 net acres in the Delaware Basin and a 78% working interest in a producing vertical well. As a result, as of November 14, 2016, we are producing approximately 570 BOE a day from 36 economically producing wells.

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

The results of operations of Brushy are included with those of ours from June 23, 2016 through September 30, 2016. However, any discussion and analysis below with respect to Brushy’s impact on our results of operations and financial condition is very limited, as the Merger with Brushy was recently completed on June 23, 2016 and this section generally covers information for prior periods. Additionally, all discussion related to historical representations of Common Stock unless otherwise noted, give retroactive effect to the Reverse Split for all periods presented.

Our financial statements for the three and nine months ended September 30, 2016 have been prepared on a going concern basis. We have reported net operating losses during the three and nine months ended September 30, 2016 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect our ability to access the capital we need to continue operations on terms acceptable to us when such capital is needed. However, due to (i) the completion of the Merger, (ii) the conversion of our Convertible Notes, Debentures and Series A Preferred Stock in full, (iii) the completion of the Series B Preferred Stock Offering, (iv) our entry into the Credit and Guarantee Agreement and the resulting pay off of Independent Bank, and (v) the acquisition of additional producing wells and properties since the quarter end, as of November 14, 2016, our cash balance was approximately $17.1 million.  As such, we believe that we have sufficient capital to fund our current operations over, at least, 12 months from the date of filing of this report and therefore, that we have mitigated substantial doubt about our ability to continue as a going concern. Still, our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan, successfully integrate the Merger, continue to secure other sources of financing and attain continuously profitable operations. We continue to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to us, if at all.

Results of Operations

The following table compares operating data for the three months ended September 30, 2016 to September 30, 2015:

	Three Months Ended
	September 30,
	2016	2015
Revenue:
Oil sales	$876,745	$52,395
Gas sales	280,779	4,512
Operating fees	66,105	4,560
Total revenue	1,223,629	61,467

Costs and expenses:
Production costs	612,903	39,073
Production taxes	61,155	16,515
General and administrative	4,648,331	1,712,481
Depreciation, depletion, accretion and amortization	600,506	56,232
Impairment of evaluated oil and gas properties	-	18,471,993
Total costs and expenses	5,922,895	20,296,294

Loss from operations	(4,699,266)	(20,234,827)

Other income (expenses):
Other (expense) income	51,402	-
Gain on modification of convertible debentures	602,490	-
Inducement expense	(3,179,771)	-
Change in fair value of convertible debentures conversion derivative liability	-	876,348
Change in fair value of warrant liability	(438,150)	352,450
Change in fair value of conditionally redeemable 6% preferred stock	133,532	7,958
Interest expense	(616,878)	(437,114)
Total other income (expenses)	(3,447,375)	799,642

Net loss	$(8,146,641)	$(19,435,185)

Total revenue

Total revenue was approximately $1.22 million ($861,000 from Brushy) for the three months ended September 30, 2016, compared to approximately $61,000 for the three months ended September 30, 2015, representing an increase of approximately $1.16 million or 1,891%. The increase in revenue was primarily attributable to completion of the Merger.

This increase has been off-set by the 26% decrease in realized price per BOE from $37.34 for the three months ended September 30, 2015 to $27.71 for the three months ended September 30, 2016. During the three months ended September 30, 2016 and 2015, oil and gas production amounts were 41,777 and 1,524 BOE, respectively, representing an increase of 40,253 BOE, or 2,641%. The increase in oil and gas production amounts was primarily attributable to completion of the Merger.

The following table shows a comparison of production volumes and average prices:

	For the Three Months Ended September 30,
	2016	2015
Product
Oil (Bbl.)	21,892	1,322
Oil (Bbls)-average price (1)	$40.05	$39.63

Natural Gas (MCF)-volume	119,313	1,213
Natural Gas (MCF)-average price (2)	$2.35	$3.72

Barrels of oil equivalent (BOE)	41,777	1,524
Average daily net production (BOE)	459	17
Average Price per BOE (1)	$27.71	$37.34

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE (1)	$27.71	$37.34

Production costs per BOE	$14.67	$25.64
Production taxes per BOE	$1.46	$10.84
Depreciation, depletion, and amortization per BOE	$14.37	$36.89
Total operating costs per BOE	$30.50	$73.37

Gross margin per BOE	$(2.79)	$(36.03)

Gross margin percentage	(10%)	(96%)

Production Costs

Production costs were approximately $613,000 for the three months ended September 30, 2016, compared to approximately $39,000 for the three months ended September 30, 2015, an increase of approximately $574,000, or 1,472%. The increase was primarily due to the addition of production associated with the Merger. Production costs per BOE decreased to $14.67 for the three months ended September 30, 2016 from $25.64 during the three months ended September 30, 2015, a decrease of $10.97 per BOE, or 43%. Production costs declined on a per BOE basis due to the lower costs per BOE associated with operating in the Permian Basin.

Production Taxes

Production taxes were approximately $61,000 for the three months ended September 30, 2016, compared to approximately $17,000 for the for the three months ended September 30, 2015, an increase of approximately $44,000 or 259%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE decreased to $1.46 during the three months ended September 30, 2016 from $10.84 during the three months ended September 30, 2015, a decrease of $9.38 or 87%. The decrease is primarily attributable to the lower tax rate associated with the Brushy assets.

General and Administrative Expenses

General and administrative expenses were approximately $4.65 million during the three months ended September 30, 2016, compared to approximately $1.71 million during the three months ended September 30, 2015, an increase of approximately $2.94 million, or 172%.  This increase is primarily related to the additional general and administrative cost associated with the Merger along with the non-cash equity costs described below. Included in general and administrative expenses for the three months ended September 30, 2016, were approximately $1.69 million of stock-based compensation expense compared to approximately $925,000 of stock-based compensation expenses during the three months ended September 30, 2015. The increase in stock-based compensation expense is primarily related to the equity based awards granted to certain employees and directors in connection with the Merger.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization was approximately $601,000 during the three months ended September 30, 2016, compared to approximately $56,000 during the three months ended September 30, 2015, an increase of approximately $545,000, or 973%. The increase in depreciation, depletion and amortization was primarily due to the addition of the Brushy assets with associated high production rates. During the three months ended September 30, 2016 and 2015, oil and gas production amounts were 41,777 and 1,524 BOE, respectively, representing an increase of 40,253 BOE, or 2,641%. Depreciation, depletion, and amortization per BOE decreased to $14.37 from $36,89, respectively, for the three months ended September 30, 2016 and 2015, representing a decrease of $22.52, or 61%. The decrease in rate per BOE is primarily due to the addition of reserves associated with the Brushy assets over total production.

Inducement expense

During the three months ended September 30, 2016, an inducement expense of approximately $3.2 million was incurred as a result of debt and equity restructuring in connection with the Merger. There was no inducement expense during the nine months ended September 30, 2015.

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

During the three months ended September 30, 2016, no impairment was recorded. During the three months ended September 30, 2015, we incurred impairment on our oil and gas properties of approximately $18.47 million.

Interest Expense

For the three months ended September 30, 2016 and 2015, we incurred interest expense of approximately $617,000 and $347,000, respectively, an increase of approximately 41% resulting from the cost attributable to the Convertible Notes. Non-cash interest of approximately $462,000 and $437,000, respectively, an increase of approximately 6% were comprised of amortization of the deferred financing costs and accretion of the Company’s debt instruments.

Change in warrant liability

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

On June 23, 2016, the Company evaluated the SOS Warrant using the following variables: (i) 200,000 warrants issued; (ii) stock price of $25.00; (iii) contractual life of 2.0 years; (iv) volatility of 150%; (vi) risk free rate of 0.6% for a total value of approximately $164,000. This initial value was recorded as additional Merger consideration.

The aggregate changes in fair value of this warrant provision was approximately $438,000 and $(352,000) for the three months ended September 30, 2016 and 2015, respectively.

Change in Derivative Liability of Debentures

During the quarter ended September 30, 2016, the remaining amount of the Debentures was converted into equity, which eliminated all derivative liability associated therewith. For the three months ended September 30, 2015, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $876,000 before the liability was converted to equity.

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

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. As of September 30, 2016, the Company has accrued a cumulative dividend of approximately $210,000. The total outstanding Redeemable Preferred was fair valued at approximately $1.82 million at September 30, 2016.

For the three months ended September 30, 2016 and 2015, we incurred a change in the fair value of the derivative liability related to the Redeemable Preferred of approximately $(134,000) and $(8,000), respectively.

The following table compares operating data for the nine months ended September 30, 2016 to September 30, 2015:

	Nine Months Ended
	September 30,
	2016	2015
Revenue:
Oil sales	$1,655,480	$275,873
Gas sales	524,232	55,391
Operating fees	75,731	20,280
Total revenue	2,255,443	351,544

Costs and expenses:
Production costs	978,295	126,289
Production taxes	115,371	31,734
General and administrative	9,816,975	7,116,572
Depreciation, depletion, accretion and amortization	1,162,336	490,881
Impairment of evaluated oil and gas properties	-	24,438,902
Total costs and expenses	12,072,977	32,204,378

Loss from operations	(9,817,534)	(31,852,834)

Other income (expenses):
Other (expense) income	296,758	794
Gain on modification of convertible debentures	602,490	-
Inducement expense	(8,306,675)	-
Change in fair value of convertible debentures conversion derivative liability	(37,084)	602,451
Change in fair value of warrant liability	(498,310)	86,238
Change in fair value of conditionally redeemable 6% preferred stock	(644,379)	128,149
Interest expense	(4,219,541)	(1,212,248)
Total other income (expenses)	(12,806,741)	(394,616)

Net loss	$(22,624,275)	$(32,787,450)

Total revenue

Total revenue was approximately $2.26 million ($931,000 for Brushy) for the nine months ended September 30, 2016, compared to approximately $352,000 for the nine months ended September 30, 2015, representing an increase of approximately $1.91 million, or 542%. The increase in revenue was primarily attributable to us regaining compliance with the JOAs (defined below) and having the ability to recognize the revenue attributable to the Noble Wells in the second quarter of 2016 and the completion of the Merger.

This increase has been off-set by the 29% decrease in realized price per BOE from $37.61 for the nine months ended September 30, 2015 to $26.74 for the nine months ended September 30, 2016. During the nine months ended September 30, 2016 and 2015, oil and gas production amounts were 81,525 and 8,808 BOE, respectively, representing an increase of 72,717 BOE, or 826%. The increase in oil and gas production amounts was primarily attributable to the addition of production associated the Noble Wells beginning in the second quarter of 2016 and the completion of the Merger.

The following table shows a comparison of production volumes and average prices:

	For the Nine Months Ended September 30,
	2016		2015
Product
Oil (Bbl.)	44,711		6,132
Oil (Bbls)-average price (1)	$37.03		$44.99

Natural Gas (MCF)-volume	220,888		16,054
Natural Gas (MCF)-average price (2)	$2.37		$3.45

Barrels of oil equivalent (BOE)	81,525		8,808
Average daily net production (BOE)	299		32
Average Price per BOE (1)	$26.74		$37.61

(1) Does not include the realized price effects of hedges
(2) Includes proceeds from the sale of NGL's

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

Average Price per BOE (1)	$26.74		$37.61

Production costs per BOE	$12.00		$14.34
Production taxes per BOE	$1.42		$3.60
Depreciation, depletion, and amortization per BOE	$14.26		$55.73
Total operating costs per BOE	$27.67		$73.67

Gross margin per BOE	$(0.93)		$(36.06)

Gross margin percentage	(3%	)	(96%	)

Production Costs

Production costs were approximately $978,000 for the nine months ended September 30, 2016, compared to approximately $126,000 for the nine months ended September 30, 2015, an increase of approximately $852,000, or 676%. The increase in production costs was primarily due to the revenue attributable to the Noble Wells in the second quarter of 2016 along with a full quarter of production from our Permian assets associated with the Merger. Production costs per BOE decreased to $12.00 for the nine months ended September 30, 2016 from $14.34 in the nine months ended September 30, 2015, a decrease of $2.34 per BOE, or 16%. Production costs declined on a per BOE basis due to the lower costs per BOE associated with operating in the Permian Basin.

Production Taxes

Production taxes were approximately $115,000 for the nine months ended September 30, 2016, compared to approximately $32,000 for the for the nine months ended September 30, 2015, an increase of approximately $83,000 or 259%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE decreased to $1.42 during the nine months ended September 30, 2016 from $3.60 during the nine months ended September 30, 2015, a decrease of $2.18 or 61%. The decrease is primarily attributable to the lower tax rate associated with the Brushy assets.

General and Administrative Expenses

General and administrative expenses were approximately $9.8 million during the nine months ended September 30, 2016, compared to approximately $7.1 million during the three months ended June 30, 2015, an increase of approximately $2.7 million, or 38%.  This increase is primarily related to the additional general and administrative cost from combining two companies. Included in general and administrative expenses for the nine months ended September 30, 2016, was approximately $3.55 million of stock-based compensation expense compared to approximately $3.05 million of stock-based compensation expense during the nine months ended September 30, 2015, an increase of approximately $500,000 or 16%. The increase in stock-based compensation expense is primarily related to equity based awards granted to certain employees and directors in connection with the Merger.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization was approximately $1.16 million during the nine months ended September 30, 2016, compared to approximately $491,000 during the nine months ended September 30, 2015, an increase of approximately $669,000, or 136%. The increase in depreciation, depletion and amortization was primarily due to the addition of in the Noble Wells in the second quarter of 2016 and the completion of the Merger. During the nine months ended September 30, 2016 and 2015, oil and gas production amounts were 81,525 and 8,808 BOE, respectively, representing an increase of 72,717 BOE, or 826%. Depreciation, depletion, and amortization per BOE decreased to $14.26 from $55.73, respectively, for the nine months ended September 30, 2016 and 2015, representing a decrease of $41.47, or 74%. The decrease in rate per BOE is primarily due to the addition of reserves associated with the Brushy assets over total production.

Inducement expense

During the nine months ended September 30, 2016 inducement expense of approximately $8.3 million was incurred as a result of debt and equity restructuring in connection with the Merger. There was no inducement expense in the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2016, no impairment was recorded. During the nine months ended September 30, 2015, we incurred impairment on our oil and gas properties of approximately $24.44 million.

Interest Expense

For the nine months ended September 30, 2016 and 2015, we incurred interest expense of approximately $4.22 million and $1.2 million, respectively. Non-cash interest of approximately $3.88 million and $944,000, respectively, representing an increase of approximately 256% were comprised of deferred financing costs, accretion of the Debentures payable, Convertible Note discounts and interest on non-converted Convertible Notes.

Change in warrant liability

The warrants issued to both Bristol, Heartland and SOS have an anti-dilution feature that will automatically reduce the exercise price if the Company enters into another consulting agreement (in the case of Bristol) or any agreement (in the case of Heartland and SOS) pursuant to which warrants are issued at a lower exercise price than $25.00 per share. The aggregate changes in fair value of this warrant provision was $498,000 and $(86,000) for the nine months ended September 30, 2016 and 2015, respectively.

Change in Derivative Liability of Debentures

During the quarter ended June 30, 2016, the remaining amount of the Debentures was converted into equity, which eliminated all derivative liability associated therewith. For the nine months ended September 30, 2016 and 2015, we incurred a change in the fair value of the derivative liability related to the Debentures of approximately $37,000 and $(602,000) respectively before the liability was converted to equity.

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

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s PV-10 value of its producing developed properties filed with the Securities and Exchange Commission exceeds $50 million. As of September 30, 2016, the Company has accrued a cumulative dividend of approximately $210,000. The total outstanding Redeemable Preferred was fair valued at approximately $1.82 million at September 30, 2016.

For the nine months ended September 30, 2016 and 2015, we incurred a change in the fair value of the derivative liability related to the Redeemable Preferred of approximately $644,000 and $(128,000), respectively.

Liquidity and Capital Resources

Our financial statements for the three and nine months ended September 30, 2016 have been prepared on a going concern basis. We have reported net operating losses during the three and nine months ended September 30, 2016 and for the past five years. This history of operating losses, along with the recent decrease in commodity prices, may adversely affect our ability to access the capital we need to continue operations on terms acceptable to us when such capital is needed. However, due to (i) the completion of the Merger, (ii) the conversion of our Convertible Notes, Debentures and Series A Preferred Stock in full, (iii) the completion of the Series B Preferred Stock Offering, (iv) our entry into the Credit and Guarantee Agreement and the resulting pay off of Independent Bank, and (v) the acquisition of additional producing wells and properties since the quarter end, as of November 14, 2016, our cash balance was approximately $17.1 million.  As such, we believe that we have sufficient capital to fund our current operations over, at least, 12 months from the date of filing of this report and therefore, that we have mitigated substantial doubt about our ability to continue as a going concern. Still, our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan, successfully integrate the Merger, continue to secure other sources of financing and attain continuously profitable operations. We continue to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to us, if at all.

Information about our financial position as of September 30, 2016 compared to December 31, 2015 is presented in the following table (in thousands):

	September 30,	December 31,
	2016	2015

Financial Position Summary
Cash and cash equivalents	$20,989	$110
Working capital (deficit)	$13,896	$(15,475)

Credit Facility/Term Loan	$23,286	$2,492
Stockholders’ equity (deficiency)	$17,115	$(14,344)

As of November 14, 2016, the Company's cash balance was approximately 17.1 million. The Company has historically financed its operations through the sale of debt and equity securities and borrowings under credit facilities with financial institutions.

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

On September 29, 2016, we repaid the Independent Bank debt in full, resulting in the extinguishment of Independent Bank’s security interest.

Convertible Notes

In a series of transactions from December 29, 2015 to May 6, 2016, we issued an aggregate of approximately $5.8 million Convertible Notes maturing on June 30, 2016 and April 1, 2017, at a conversion price of $5.00. In connection with the December 2015 and March 2016 transactions, we issued warrants to purchase an aggregate of approximately 1.7 million shares of Common Stock with an exercise price of $2.50 per share and in connection with the May 2016 transaction, we issued warrants to purchase an aggregate of approximately 625,000 shares of Common Stock with an exercise price of $0.10 per share. Subsequently, as an inducement to participate in the May Convertible Notes offering, warrants to purchase up to 620,000 shares of Common Stock issued between December 2015 and March 2016 were amended and restated to reduce the exercise price to $0.10. As such, we recorded in other income (expense) an inducement expense of $1.72 million. The proceeds of $5.8 million from these financing transactions were used to pay a $2.0 million refundable deposit in connection with the Merger, to fund certain operating expenses of Brushy in an aggregate amount of $508,000, to fund approximately $1.3 million of interest payments to Heartland and to fund approximately $2.0 million in working capital and accounts payables.

In connection with the closing of the Merger, on June 23, 2016, we entered into a Conversion Agreement with certain holders of Convertible Notes in an aggregate principal amount of approximately $4.0 million (the "Note Conversion Agreement"). The terms of the Note Conversion Agreement provided that the Convertible Notes were automatically converted into Common Stock upon the closing of the Merger. Pursuant to the terms of the Note Conversion Agreement, in exchange for immediate conversion upon closing, the conversion price of the Convertible Notes was reduced to $1.10, which resulted in the issuance of 3,636,366 shares of Common Stock. The modification of such conversion rate resulted in a $3.4 million inducement charge recorded in other expense. Holders of these Convertible Notes waived and forfeited approximately $198,000 rights to receive accrued but unpaid interest.

On August 3, we entered into the first amendment to the Convertible Notes with the remaining holders of approximately $1.8 million of Convertible Notes.  Pursuant to the first amendment: (i) the maturity date was changed to January 2, 2017, (ii) the conversion price was adjusted to $1.10 and (iii) the coupon rate was increased to 15% per annum. All accrued and unpaid interest on the Convertible Notes would have also been convertible in certain circumstances at the conversion price. Additionally, if the aggregate principal amount outstanding on the Convertible Notes was not either converted by the holder or repaid in full on or before the maturity date, we agreed to pay a 25% premium on the maturity date. We accounted for the reduction in the conversion price of remaining outstanding convertible notes as an inducement expense and recognized approximately $1.6 million in other income (expense). In exchange for the holders’ willingness to enter into the first amendment, we issued to the holders additional warrants to purchase up to approximately 1.65 million shares of Common Stock. The warrants issued were valued using the following variables: (i) stock price of $1.15; (ii) exercise price of $2.5; (iii) contractual life of 3 years; (iv) volatility of 203%; (v) risk free rate of 0.76% for a total value of approximately $1.63 million. This amount was recorded as an inducement expense and an offset to additional paid-in capital.

On September 29, 2016, in connection with our entry into the Credit and Guarantee Agreement the remaining holders of the Convertible Notes converted the outstanding principal amount of approximately $1.8 million and accrued and unpaid interest in an amount of approximately $138,000 into 1,772,456 shares of Common Stock.

Credit and Guarantee Agreement and Warrant Reprice

On September 29, 2016, we entered into a credit and guaranty agreement (the “Credit and Guarantee Agreement”) by and among us, Brushy, ImPetro Operating, LLC (“Operating”) and ImPetro Resources, LLC (“Resources”, and together with Brushy and Operating, the “Initial Guarantors”), and the lenders party thereto (each a “Lender” and together, the “Lenders”) and TRW acting as collateral agent.

The Credit and Guarantee Agreement provides for a three-year senior secured term loan with initial commitments of $31 million in aggregate principal amount, of which $25 million was collected as of September 30, 2016 and the additional $6 million was collected as of the date of this filing. The initial aggregate principal amount may be increased to a maximum principal amount of $50,000,000 at our request and with the consent of the Lenders holding loans in excess of 60% of the then outstanding loans pursuant to an accordion advance provision in the Credit and Guarantee Agreement (the “Term Loan”).

As discussed above, in connection with our entry into the Credit and Guarantee Agreement, on September 29, 2016, we used part of the proceeds of the Term Loan to repay the balance of Brushy’s outstanding indebtedness with Independent Bank, resulting in the elimination of approximately $5.4 million in senior secured debt, including accrued interest, fees and expenses, and the extinguishment of Independent Bank’s security interest in the assets of the Initial Guarantors and of our guaranty to Independent Bank in full.

Funds borrowed under the Credit and Guarantee Agreement may be used by us to (i) fund drilling and development projects, (ii) purchase oil and gas assets and other acquisition targets, (iii) pay all costs and expenses arising in connection with the negotiation and execution of the Credit and Guarantee Agreement, and (iv) fund our general working capital needs.

In connection with our entry into the Credit and Guarantee Agreement, we paid advisory fees to KES 7 and TRW in an amount of $420,000 and $80,000, respectively and a commitment fee to each of the Lenders equal to 2.0% of their respective initial loan advances. As partial consideration, we also amended certain warrants issued in the June 2016 Series B private placement held by the Lenders to purchase up to an aggregate amount of approximately 2,850,000 shares of common stock such that the exercise price per share was lowered from $2.50 to $0.01 on such warrants. The number of warrants amended for each Lender was based on the amount of each Lender’s respective participation in the initial Term Loan relative to the amount invested in the June 2016 Series B private placement. All of the amended warrants are immediately exercisable from the original issuance date, for a period of two years, subject to certain conditions.  The Company accounted for the reduction in the conversion price as a deferred financing cost of $714,000 and will be amortized over the length of the loan.

The Term Loan bears interest at a rate of 6.0% per annum and matures on September 30, 2019. We have the right to prepay the Term Loan, in whole or in part, at any time at a prepayment premium equal to 6.0% of the amount repaid. Such prepayment premium must also be paid if the Term Loan is repaid prior to maturity as a result of a change in control. In certain situations, the Credit and Guarantee Agreement requires mandatory prepayments of the Term Loans at the request of the Lenders, including in the event of certain non-ordinary course asset sales, the incurrence of certain debt, and our receipt of proceeds in connection with insurance claims.

The Credit and Guarantee Agreement contains certain customary representations and warranties and affirmative and negative covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit and Guarantee Agreement also provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, cross-default on certain outstanding debt obligations, the failure of a Guarantor to comply with the provisions of its Guaranty, and bankruptcy or insolvency events. The amounts under the Credit Agreement could be accelerated and be due and payable upon an event of default.

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

As a result of the completion of the Merger, and the acquisition of certain oil and gas properties located in Winkler County, Texas completed on October 12, 2016 with an effective date of August 1, 2016, as of November 14, 2016, we were producing approximately 570 BOE a day from 36 economically producing wells.

Cash Flows

Cash used in operating activities during the nine months ended September 30, 2016 was approximately $6.5 million. Cash used in operating activities combined with the approximately $4.0 million used in investing activities offset by the approximately $31.4 million provided by financing activities, resulted in an increase in cash of approximately $20.9 million during the year.

During the nine months ended September 30, 2016 compared to September 30, 2015, net cash used in operating activities was approximately $6.5 million, compared to approximately $3.05 million, respectively, an increase of cash used in operating activities of approximately $3.46 million, or 113%.  The primary changes in operating activities during the nine months ended September 30, 2016 compared to same period during 2015, was the increase in oil and gas revenues, specifically the additional revenue earned from eight newly drilled wells and Permian production associated with the Merger and timing of payments.

During the nine months ended September 30, 2016 compared to September 30, 2015, net cash used in investing activities was approximately $3.97 million, compared to $208,000, respectively, an increase of cash used in investing activities of approximately $3.8 million, or 1,809%. During the nine months ended September 30, 2016, we increased our cash consideration provided to Brushy in conjunction with the Merger of approximately $1.26 million, bringing the total amount paid to Brushy to approximately $2.5 million, offset by cash on hand at Brushy of approximately $706,000 and paid $3.42 million in drilling capital expenditures.

During the nine months ended September 30, 2016, net cash provided by financing activities was approximately $31.37 million, compared to net cash provided by financing activities of approximately $2.8 million during the nine months ended September 30, 2015, an increase of approximately $28.57 million, or 1,020%. During the nine months ended September 30, 2016, we received gross proceeds of $25 million under our credit facility, raised and collected approximately $18.2 million from the issuance of Series B Preferred Stock, raised approximately $2.86 million from addition convertible notes offset by the repayment of approximately $13.9 million in debt. During the nine months ended September 30, 2015, we received approximately $2.75 million in net proceeds from the issuance of a term loan offset by $250,000 repayment in debt.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements see Note 3 — Summary of Significant Accounting Policies and Estimates.

Subsequent Events

On October 12, 2016, we completed the acquisition of certain oil and gas properties located in Winkler County, Texas, for a purchase price of $3 million. The properties consist of 500 net acres in the Delaware Basin and a 78% working interest in a producing vertical well. As a result, as of November 14, 2016, the Company is producing approximately 570 BOE a day from 36 economically producing wells.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in internal controls over financial reporting identified by our management, which is described below.

A material weakness is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. In connection with management’s assessment of our internal control over financial reporting as of September 30, 2016, we concluded that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.

In particular, the matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) while we have implemented written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements, due to limited resources, we have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement; accordingly, we could not conclude whether the control activities are designed effectively nor whether they operate effectively, and (2) we do not have a fully effective mechanism for monitoring the system of internal controls.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal quarter ended September 30, 2016. However, management believes that the foregoing material weakness results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on January 5, 2016).
10.1†	Employment Agreement with Michael Pawelek, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.2†	Employment Agreement with Edward Shaw, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.3†	Employment Agreement with Abraham Mirman, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.4†	Employment Agreement with Kevin Nanke, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.5†	Employment Agreement with Ariella Fuchs, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.6†	Employment Agreement with Ronald Ormand, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.7	Security and Control Agreement, dated as of July 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on July 29, 2016).
10.8

Mortgage, Security Agreement, Fixture filing and Financing Statement (Wyoming Oil and Gas Properties – Laramie Co.) to Independent Bank (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed on July 29, 2016).

10.9	Mortgage, Security Agreement, Fixture filing and Financing Statement (Colorado Oil and Gas Properties – Weld Co.) to Independent Bank (incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed on July 29, 2016).
10.10	First Amendment to the Convertible Subordinated Promissory Notes, dated as of August 3, 2016, among Lilis Energy, Inc. and the parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).
10.11	Credit and Guarantee Agreement, dated as of September 29, 2016 by and among Lilis Energy, Inc., Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, the Lenders party thereto and T.R. Winston & Company, LLC acting as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 26, 2016).
31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	November 14, 2016
Abraham Mirman	(Principal Executive Officer)

/s/ Kevin Nanke	Executive Vice President and Chief Financial Officer	November 14, 2016
Kevin Nanke	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on January 5, 2016).
10.1†	Employment Agreement with Michael Pawelek, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.2†	Employment Agreement with Edward Shaw, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.3†	Employment Agreement with Abraham Mirman, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.4†	Employment Agreement with Kevin Nanke, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.5†	Employment Agreement with Ariella Fuchs, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.6†	Employment Agreement with Ronald Ormand, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.7	Security and Control Agreement, dated as of July 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on July 29, 2016).
10.8

Mortgage, Security Agreement, Fixture filing and Financing Statement (Wyoming Oil and Gas Properties – Laramie Co.) to Independent Bank (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed on July 29, 2016).

10.9	Mortgage, Security Agreement, Fixture filing and Financing Statement (Colorado Oil and Gas Properties – Weld Co.) to Independent Bank (incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed on July 29, 2016).
10.10	First Amendment to the Convertible Subordinated Promissory Notes, dated as of August 3, 2016, among Lilis Energy, Inc. and the parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).
10.11	Credit and Guarantee Agreement, dated as of September 29, 2016 by and among Lilis Energy, Inc., Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, the Lenders party thereto and T.R. Winston & Company, LLC acting as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 26, 2016).
31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates a management contract or any compensatory plan, contract or arrangement.