Form 10-Q
period 2017-03-31
LILIS ENERGY, INC.
filed 2017-05-12
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 10, 2017, 50,419,551 shares of the registrant’s common stock were issued and outstanding.

Lilis Energy, Inc.

INDEX

PART I - FINANCIAL INFORMATION

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and the following additional factors:

•	our estimates regarding operating results, future revenues and capital requirements;
•	our ability to successfully integrate our acquisition of Brushy Resources, Inc. and realize anticipated benefits from such acquisition;
•	availability of capital on an economic basis, or at all, to fund our continuing capital or operating needs;
•	our level of debt, which could adversely affect our ability to raise additional capital, limit our ability to react to economic changes and make it more difficult to meet our obligations under our debt;
•	restrictions imposed on us under our credit agreements or other debt instruments that limit our discretion in operating our business;
•	potential default under our material debt agreements;
•	failure to meet requirements or covenants under our debt instruments, which could lead to foreclosure of significant core assets;
•	failure to fund our authorization for expenditures from other operators for key projects which will reduce or eliminate our interest in the wells/asset;
•	the inability of management to effectively implement our strategies and business plans;
•	estimated quantities and quality of oil and natural gas reserves;
•	exploration, exploitation and development results;
•	fluctuations in the price of oil and natural gas, including further reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
•	availability of, or delays related to, drilling, completion and production, personnel, supplies (including water) and equipment;
•	the timing and amount of future production of oil and natural gas;
•	the timing and success of our drilling and completion activity;
•	lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;
•	declines in the values of our natural gas and oil properties resulting in further write-down or impairments;
•	inability to hire or retain sufficient qualified operating field personnel;
•	our ability to successfully identify and consummate acquisition transactions;
•	our ability to successfully integrate acquired assets or dispose of non-core assets;
•	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us.

LILIS ENERGY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,416	$11,738
Accounts receivables, net of allowance of $78 and $106, respectively	5,917	2,247
Prepaid expenses and other current assets	1,520	767
Total current assets	27,853	14,752
Oil and gas properties, full cost method of accounting
Unproved	27,176	24,461
Proved	27,280	69,809
Less: accumulated depreciation, depletion, amortization and impairment	(6,575)	(55,771)
Total oil and gas properties, net	47,881	38,499

Other property and equipment, net	55	52
Other assets	325	216
Total other assets	380	268

Total assets	$76,114	$53,519

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,390	$5,166
Accrued liabilities	7,005	2,706
Dividends payable	948	808
Asset retirement obligations	331	338
Current portion of long-term debt	17	17
Total current liabilities	12,691	9,035
Asset retirement obligations	938	919
Long-term debt, net of current portion	36,137	30,226
Long-term derivative liabilities	683	1,400
Total liabilities	50,449	41,580

Commitments and contingencies (Note 12)

Conditionally redeemable 6% preferred stock, $0.0001 par value, 7,000 shares authorized, 2,000 shares issued and outstanding with a liquidation preference of $2,270 and $2,240 at March 31, 2017 and December 31, 2016, respectively	1,915	1,874

Stockholders’ Equity:
Series B Convertible Preferred stock, $0.0001 par value; stated rate $1,000; 20,000 shares authorized; 14,379 and 16,828 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively, with a liquidation preference of $20,686 and $20,627 at March 31, 2017 and December 31, 2016, respectively.	10,983	13,432
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,233,397 and 20,918,901 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	3	2
Additional paid-in capital	244,969	219,837
Accumulated deficit	(232,205)	(223,206)
Total stockholders’ equity	23,750	10,065

Total liabilities, redeemable preferred stock and stockholders’ equity	$76,114	$53,519

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Oil, natural gas and natural gas liquid sales	$3,233	$42

Costs and expenses:
Production costs	929	37
Production taxes	142	2
General and administrative	9,311	1,664
Depreciation, depletion and amortization	1,124	20
Accretion of asset retirement obligations	22	3
Total operating expenses	11,528	1,726

Loss from operations	(8,295)	(1,684)

Other income (expense):
Other income	8	(1)
Gain (loss) in fair value of derivative instruments	346	(68)
Loss in fair value of conditionally redeemable 6% preferred stock	(41)	(324)
Interest expense	(774)	(1,334)
Total other income (expense)	(461)	(1,727)

Net loss before income tax	(8,756)	(3,411)
Income tax expense	-	-
Net loss	(8,756)	(3,411)
Dividends on redeemable preferred stock	(30)	(30)
Dividend on Series B Convertible Preferred stock	(213)	(150)
Net loss attributable to common stockholders	$(8,999)	$(3,591)

Net loss per common share basic and diluted	$(0.32)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted	27,847,651	29,152,369

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,756)	$(3,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity instruments issued for services and compensation	2,779	369
Amortization of deferred financing cost	127	27
Accretion of debt discount	115	794
Loss in fair value of derivative instruments	(346)	68
Loss in fair value of conditionally redeemable 6% preferred stock	41	324
Depreciation, depletion, amortization	1,124	20
Accretion of asset retirement obligation	22	3

Changes in operating assets and liabilities:
Accounts receivable	(3,671)	(34)
Prepaid and other assets	(216)	(312)
Accounts payable, accrued expenses and other liabilities	3,527	1,370
Net cash used in operating activities	(5,254)	(782)

Cash flows from investing activities:
Cash advance to Brushy Resources, Inc.	-	(608)
Proceeds from sale of DJ Basin properties	1,082	-
Restricted cash	(645)	9
Capital expenditures	(11,360)	-
Net cash used in investing activities	(10,923)	(599)

Cash flows from financing activities:
Proceeds from term loan, net of financing costs	6,706	-
Proceeds from issuance of convertible notes	-	1,300
Proceeds from warrant exercise	71	-
Proceeds from exercise of stock options	228	-
Proceeds from private placement, net of financing costs and subscription receivable	17,854	-
Repayment of notes payable	(4)	-
Net cash provided by financing activities	24,855	1,300
Increase (decrease) in cash	8,678	(81)
Cash at beginning of period	11,738	110
Cash at end of period	$20,416	$29
Supplemental disclosure:
Cash paid for interest	$926	$87

The accompanying notes are an integral part of these financial statements.

LILIS ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION

Lilis Energy, Inc. (“Lilis”, “Lilis Energy” and the “Company”) is an independent oil and gas exploration and production company focused on the Delaware Basin in Reeves, Winkler and Loving Counties, Texas and Lea County, New Mexico.

On June 23, 2016, the Company completed a merger transaction with Brushy Resources, Inc. (“Brushy”) and effected a 1-for-10 reverse stock split of its Common Stock (the “Reverse Split”). The accompanying consolidated financial statements give retroactive effect to the Reverse Split for all periods presented.

All references to production, sales volumes and reserves quantities are net to the Company’s interest unless otherwise indicated.

NOTE 2 - MANAGEMENT PLANS AND LIQUIDITY

The Company has reported net operating losses during the three months ended March 31, 2017 and for the past five years. As a result, in 2016 and 2017 the Company funded its operations and the merger with Brushy through additional debt and equity financing. On September 29, 2016, the Company entered into a First Lien Credit Agreement (defined below) that provides for a three-year, senior, secured term loan with initial aggregate principal commitments of $31.0 million and a maximum facility size of $50 million (the “First Lien Term Loan”). On February 7, 2017, pursuant to the terms of the First Lien Credit Agreement, the Company exercised the accordion advance feature increasing the aggregate principal amount outstanding under the term loan from $31.0 million to $38.1 million.

 As of March 31, 2017, the Company had a working capital balance and a cash balance of approximately $15.2 million and $20.4 million, respectively. Since that date, the Company has bolstered its cash balance through the funding of $15 million under a first and second amendment to the First Lien Credit Agreement which closed on April 24, 2017, that was structured as a new tranche under the First Lien Term Loan, and the funding through a new, four-year, $125 million, convertible, Second Lien Term Loan (defined below), with $80 million drawn immediately and additional availability of $45 million that provides discretionary funding for leasing activity and acreage acquisitions under certain conditions, which closed on April 26, 2017. The Company received approximately $56.6 million in combined net proceeds from Bridge Loan and the Second Lien Credit Facility, following repayment of $38.3 million outstanding including accrued interest under the existing first lien term loan, which was subsequently cancelled. Due in part to these transactions, the Company believes that it will have sufficient capital to operate over the next 12 months from the date of the filing of this quarterly report.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As of March 31, 2017, the Company’s wholly owned subsidiaries include Brushy Resources, Inc (“Brushy”), ImPetro Operating, LLC (“ImPetro Operating”), ImPetro Resources, LLC (“Resources”), and Lilis Operating Company, LLC (“Lilis Operating”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s accounting policies are described in the Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2016, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable.

The most significant financial estimates are associated with the Company’s estimated volumes of proved oil and natural gas reserves, asset retirement obligations, assessments of impairment on oil and gas properties, fair value of financial instruments, including derivative liabilities and conditionally redeemable preferred stock, depreciation and accretion, income taxes and contingencies.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications have no effect on the Company’s previously reported results of operations. For the three months ended March 31, 2016, change in fair value on executive bonus of approximately $222,000 was originally presented in the adjustments to reconcile net loss to net cash used in operating activities in the Consolidated Statement of Cash Flows. The executive bonus liabilities were written off during the three months ended March 31, 2016. As a result, this amount is reclassified to accrued liabilities under changes in operating assets and liabilities. This change in classification does not have any effect on the previously reported Consolidated Statement of Cash Flows for the three months ended March 31, 2016.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three months ended March 31, 2017 and 2016, no impairment was recorded.

The present value of estimated future net cash flows was computed by applying a flat oil price to forecast revenues from estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

The flat oil price is the first-day-of-the-month price as defined by the SEC in Rule 4-10 of Regulation S-X which includes the 12-month average of first-day-of-the-month prices from various indices. The flat oil price is adjusted to match up with accounting data through the use of a differential.

Accrued Liabilities

As of March 31, 2017 and December 31, 2016, the Company’s accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Accrued bonus	$894	$-
Accrued financing costs	659	-
Accrued drilling costs	1,763	1,331
Accrued revenue	2,433	1,313
Accrued costs related to divestiture of DJ Basin properties	584	-
Accrued payroll tax withholding	237	-
Other accrued liabilities	435	62
	$7,005	$2,706

Asset Retirement Obligations

The Company incurs retirement obligations for certain assets at the time they are placed in service. The fair values of these obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for the change in their present value. For purposes of depletion calculations, the Company includes estimated dismantlement and abandonment cost, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. Asset retirement obligations incurred are classified as Level 3 (unobservable inputs) fair value measurements. The asset retirement liability is allocated to operating expense using a systematic and rational method. The Company has accreted approximately $22,000 and $3,000 for the three months ended March 31, 2017 and 2016, respectively.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

The Company uses the entitlements method of accounting for oil, natural gas and natural gas liquid (NGL) revenues. Should sales proceeds be in excess of the Company's entitlement, these amounts will be included in accrued liabilities and the Company's share of sales taken by others will be included in other assets in the accompanying consolidated balance sheets. The Company had no material oil, natural gas or NGL entitlement assets or liabilities as of March 31, 2017 and December 31, 2016.

All revenue proceeds relating to third-party royalty owners not remitted by the end of a reporting period are accounted for in accrued revenue. As of March 31, 2017 and December 31, 2016, the Company had approximately $2.4 million and $1.3 million, respectively, of such revenue proceeds recorded in accrued liabilities.

Major Customers

During the three months ended March 31, 2017 and 2016, the Company’s major customers consisted as a percentage of the following:

	Three Months Ended March 31,
	2017	2016
Texican Natural Gas Company	77%	-%
Energy Transfer Partners, L.P.	16%	-%
Shell Trading (US) Company	2%	32%
Peterson Energy Operating	-%	30%
PDC Energy, Inc.	-%	38%
Others below 10%	5%	-%
	100%	100%

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

Loss Per Share

Basic loss per share was calculated by dividing loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The weighted average common shares outstanding include issued and outstanding shares of common stock and shares issuable for little or no consideration. The Company has included 3,738,639 and 3,522,735 relating to warrants, with an exercise price of $.01, in its basic earnings per share calculation for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively. The calculation of diluted loss per share includes the weighted average common shares outstanding plus potential dilutive impact of shares issuable upon the conversion of debt or preferred stock, vested restricted stock and exercise of warrants and options during the period, unless their effect is anti-dilutive. At March 31, 2017 and December 31, 2016, shares underlying restricted stock units, restricted stock, options, warrants (excluding warrants exercisable at $0.01), preferred stock have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.

The Company had the following shares of Common Stock equivalents at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Stock Options	6,318,500	5,956,833
Restricted Stock Units	9,999	149,584
Restricted Stock	1,116,669	1,068,305
Series B Preferred Stock	13,071,818	15,454,545
Stock Purchase Warrants, excluding warrants exercisable for $0.01 per share	12,946,986	12,392,776
	33,463,972	35,022,043

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position and/or results of operations.

On February 22, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, to clarify the scope of asset derecognition guidance and provide new guidance on the accounting for partial sales of nonfinancial assets. This guidance provides greater detail on what types of transactions should be accounted for within the scope of FASB Accounting Standards Codification (“ASC”) subtopic 610-20. The effective date for this update for public entities is for annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this ASU on January 1, 2017, and expects that the adoption of this ASU could have a material impact on future consolidated financial statements as acquisitions that may no longer be considered to be businesses.

The FASB issued ASU 2016-18, “Restricted Cash (Topic 230),” to clarify the presentation of restricted cash in the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents. In addition, changes in cash and cash equivalents, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing section of the cash flow statement. The amendments are effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this ASU at effective date and expects the adoption of this ASU to affect only the consolidated statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies to recognize the assets and liabilities for the rights and obligations created by long-term leases of assets on the balance sheet. The guidance requires adoption by application of a modified retrospective transition approach for existing long-term leases and is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Oil and gas leases are scoped out of the new ASU. The effect of this guidance relating to the Company’s existing long-term leases will not have material impact on the Company’s consolidated financial statements. As of March 31, 2017, the Company currently has only one operating lease that expires in less than 2 years.

The FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU will simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2017 with early adoption permitted. The Company adopted this ASU on January 1, 2017. The Company grants primarily qualified incentive stock options which do not require the Company to withhold any income taxes when these options are exercised. As of March 31, 2017, none of the four employees who have non-qualified stock options have exercised their vested options. During the three months ended March 31, 2017, the Company withheld income taxes for vested restricted shares but these tax withholdings were processed by a third-party payroll service company. The tax withholding payments were received from the employees within a week following the Company’s payment to the third-party payroll service company. As a result, these funds flowed through the operating section of the Company’s consolidated statement of cash flows and had no impact on its consolidated statement of operations.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which was issued in May 2014. Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is in the process of evaluating the impact of the ASU on its revenue recognition policies on existing customer contracts.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard will be effective for the Company on January 1, 2017. As of January 1, 2017, the date of adoption and as of March 31, 2017, the Company did not have any debt instruments with embedded derivatives.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”, (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company will adopt this ASU at effective date. The Company expects the adoption of this ASU to affect only the consolidated statement of cash flows.

NOTE 4 - OIL AND GAS PROPERTIES & OIL AND GAS PROPERTY ACQUISITIONS AND DIVESTITURES

Divestiture of DJ Basin Properties

On March 31, 2017, the Company completed the divestiture of all of our oil and gas properties located in the Denver-Julesburg Basin (the “DJ Basin”) for a consideration of $2 million, subject to customary post-closing purchase price adjustments. The sale of its DJ Basin assets did not significantly alter the relationship between capitalized costs and proved reserves, and as such, all proceeds were recorded as adjustments to our full cost pool with no gain or loss recognized. The DJ Basin assets were sold to a company owned by a former chief financial officer of the Company and therefore the divestiture is considered a related party transaction – see disclosure in Note 8 Related Party Transactions. The net proceeds of $1.08 million received on March 31, 2017 included an offset against $0.7 million of severance pay and $0.22 million of net sales adjustments due to the purchaser.

The following table sets forth a summary of oil and gas property costs (net of divestitures) not being amortized at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In thousands)
Unproved unevaluated acreage:
Beginning Balance	$24,461	$-
Lease purchases	2,715	546
Assets acquired	-	23,915
Total unproved acreage	$27,176	$24,461

Wells in progress:
Beginning Balance	$7,453	$-
Additions	2,834	7,453
Reclassification to evaluated properties	(7,410)	-
Total wells in progress and not subject to DD&A	$2,877	$7,453

During the three months ended March 31, 2017 and 2016, no impairment was recorded on the Company’s oil and gas properties.

Depreciation, depletion and amortization expense related to proved properties was approximately $1.0 million and $0.02 million for three months ended March 31, 2017 and 2016, respectively.

NOTE 5 - MERGER WITH BRUSHY RESOURCES, INC. AND RELATED TRANSACTIONS

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

In connection with the Merger, Lilis incurred costs of approximately $3.22 million, including (i) $3.05 million of consulting, investment, advisory, legal and other Merger-related fees, and (ii) $170,000 of value in conjunction with the warrants issued to SOS recorded additional Merger consideration.

Allocation of Purchase Price - The Merger was accounted for as a business combination, using the acquisition method. The following table represents the allocation of the total purchase price of Brushy to the assets and liabilities assumed based on the fair value on the closing date of the Merger.

The following table sets forth the Company’s purchase price allocation (in thousands, except share data and stock price):

Shares of Lilis Common Stock issued to Brushy shareholders		5,785,119
Lilis Common Stock closing price on June 23, 2016		$1.20
Fair value of Common Stock issued		$6,942
Cash consideration paid to SOS		500
SOS Note		1,000
Fair value of SOS warrant		170
Warrant liability - repricing derivative		164
Advance to Brushy pre-merger		2,508
Total purchase price		11,284
Plus: liabilities assumed by Lilis
Current Liabilities
Account payable and accrued expenses	$5,447
Term loan - Independent Bank	11,379	16,826

Long-Term Debt		19
Asset Retirement Obligation		777
Amount attributable to liabilities assumed		17,622
		$28,906
Fair Value of Brushy Assets
Current Assets:
Cash	$706
Other current assets	624
		$1,330
Oil and Gas Properties:
Proved properties	7,512
Unproved properties	19,662
		27,174
Other assets
Other Property Plant & Equipment	42
Other assets	360	402
Total Asset Value		$28,906

Pro forma Financial Information - The following pro forma combined financial information was derived from the historical financial statements of Lilis and Brushy and gives effect to the Merger as if it had occurred on January 1, 2016 for the three months ended March 31, 2016. Below information reflects pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) Lilis’ Common Stock issued to convert Brushy’s outstanding shares of common stock as of the closing date of the Merger, (ii) adjustments to conform Brushy’s historical policy of accounting for its oil and natural gas properties from the successful efforts method to the full cost method of accounting, (iii) depletion of Brushy's fair-valued proved oil and gas properties, and (iv) the estimated tax impacts of the pro forma adjustments. The pro forma results of operations do not include any cost savings or other synergies that may result from the Merger or any estimated costs that have been or will be incurred by Lilis to integrate the Brushy assets. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Merger taken place on January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.

March 31, 2016
(In thousands, except share data)

Revenue	$822
Net loss	$(5,479)
Net loss attributable to common stockholders	$(5,479)
Net loss per common share basic and diluted	$(0.18)
Weighted average shares outstanding:
Basic and diluted	30,606,552

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

The Company’s interest rate Term Loan and Debentures are measured using Level 3 inputs.

The following table provides a summary of the recurring fair values of assets and liabilities measured at fair value (in thousands):

March 31, 2017	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Warrant liabilities	-	-	(683)	(683)
Total recurring fair value measurements	$-	$-	$(683)	$(683)

December 31, 2016	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Warrant liabilities	-	-	(1,400)	(1,400)
Total recurring fair value measurements	$-	$-	$(1,400)	$(1,400)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities during the three months ended March 31, 2017 and 2016 (in thousands):

	Bristol/ Heartland/SOS warrant liability	Total

Balance at January 1, 2017	$(1,400)	$(1,400)
Cashless exercise of warrant (1)	371	371
Change in fair value of liability	346	346
Balance at March 31, 2017	$(683)	$(683)

(1)	On March 14, 2017, the Company issued 77,131 shares of its common stock to Bristol Capital, LLC (“Bristol”) for a cashless exercise of the warrant. The Bristol warrant was also revalued on March 14, 2017 resulting in the Company incurring a change in fair value of $0.8 million for the three months ended March 31, 2017 and decreasing the Bristol derivative liability to $0.4 million. As a result of the cashless exercise, the Company reclassified the $0.4 million of Bristol derivative liability to additional paid-in capital as of March 31, 2017.

	Convertible Debenture derivative liability	Bristol/ Heartland/SOS warrant liability	Incentive bonus	Total

Balance at January 1, 2016	$(6)	$(56)	$(223)	$(285)
Reversal of accrued bonus	-	-	223	223
Change in fair value of liability	(49)	(19)	-	(68)
Balance at March 31, 2016	$(55)	$(75)	$-	$(130)

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2017 and 2016.

NOTE 7 - LONG-TERM DEBTS

	March 31	December 31
	2017	2016
	(In thousands)
Term Loan:
6% Senior Secured Term Loan, due 2019, net of deferred financing costs and debt discount	$35,131	$29,214
6% note payable to SOS Investment, LLC, due 2019	1,000	1,000
Other notes payable	23	29
	36,154	30,243
Less: current portion	(17)	(17)
	$36,137	$30,226

First Lien Credit Agreement

On September 29, 2016, the Company entered into the First Lien Credit Agreement by and among the Company and its wholly owned subsidiaries, Brushy, Impetro Operating and Resources (the “Initial Guarantors”), and the lenders party thereto (each a “Lender” and together, the “Lenders”) and T.R. Winston & Company, LLC (“TRW”) acting as initial collateral agent (the “First Lien Credit Agreement”).

The First Lien Credit Agreement provided for a $50 million three-year senior secured term loan with initial commitments of $31 million, of which $25 million was collected as of September 30, 2016, and the additional $6 million was collected at December 31, 2016. On February 7, 2017, pursuant to the terms of the First Lien Credit Agreement, the Company exercised the accordion advance feature increasing the aggregate principal amount outstanding under the term loan from $31 million to $38.1 million (the “Existing Term Loans”).

In connection with the Company’s entry into the First Lien Credit Agreement, it incurred commitment fees to each of the Lenders equal to 2.0% of their respective initial loan advances and advisory fees totaled to approximately $1.2 million as of December 31, 2016. The Company accounted for the $1.2 million as deferred financing costs to be amortized over the term of the loan. As partial consideration given to the lenders, we also amended certain warrants issued in the Series B preferred stock offering held by the lenders during the third and fourth quarters of the year ended December 31, 2016, to purchase up to an aggregate amount of approximately 2,850,000 and approximately 672,000, shares of common stock, respectively, such that the exercise price per share was lowered from $2.50 to $0.01 on such warrants. The portion repriced in the fourth quarter was due to certain delayed funding that occurred after the initial commitment. Additionally, each lender received a 2.0% commitment fee equal to their respective initial loan advance. All of the amended warrants are immediately exercisable from the original issuance date, for a period of two years, subject to certain conditions.

In connection with the exercise of the accordion advance feature for $7.1 million, the Company incurred additional $0.4 million in commitment fees and also amended certain warrants issued in the Series B preferred stock offering held by the lenders to purchase up to an aggregate amount of approximately 738,638 shares of common stock at an exercise price of $0.01 per share. The Company accounted for these repriced warrants as additional debt discount to the Term Loan for $1.0 million which will be accreted together with the remaining $0.6 million debt discount from the third and fourth quarters of 2016 over the remaining term of the loan. For the three months ended March 31, 2017, the Company amortized approximately $0.1 million of deferred financing costs, respectively, and accreted approximately $0.2 million of debt discount relating to the loan. These amounts were recorded as a component of non-cash interest expense. As of March 31, 2017, the unamortized portion of the deferred financing costs and debt discounts were $1.5 million and $3.5 million, respectively. As of December 31, 2016, the unamortized portion of the deferred financing costs and debt discounts were $1.2 million and $0.6 million, respectively.

The Existing Term Loans bore interest at a rate of 6.0% per annum and were scheduled to mature on September 30, 2019. The Company had the right to prepay the Term Loan, in whole or in part, at any time at a prepayment premium equal to 6.0% of the amount repaid. Such prepayment premium would also have been required to be paid if the Term Loan was repaid prior to maturity as a result of a change in control. In certain situations, the First Lien Credit Agreement required mandatory prepayments of the Existing Term Loans at the request of the Lenders, including in the event of certain non-ordinary course asset sales, the incurrence of certain debt, and receipt of proceeds in connection with insurance claims.

The First Lien Credit Agreement also provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, cross-default on certain outstanding debt obligations, the failure of a Guarantor to comply with the provisions of its Guaranty, and bankruptcy or insolvency events. The amounts under the First Lien Credit Agreement could be accelerated and become due and payable upon an event of default.

SOS Investment LLC Note

On June 30, 2016, pursuant to the Merger Agreement and as a condition of the Fourth Amendment, the Company was required to make a cash payment of $500,000 to SOSV, LLC, and also executed a subordinated promissory note with SOSV, LLC, for $1 million, at an interest rate of 6% per annum which matures on June 30, 2019. In conjunction with cash payment and the note, the Company also issued 200,000 warrants at an exercise price of $25.00. The Company accounted for the cost of warrants of $0.2 million as part of the Merger transaction costs for the year ended December 31, 2016.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was approximately $0.8 million and $1.3 million, respectively. The non-cash interest expense during the three months ended March 31, 2017 and 2016 was approximately $0.2 million and $0.8 million, respectively. The non-cash interest expense consisted of amortization of the deferred financing costs and accretion of debt discount.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017 and 2016, the Company was engaged in the following transactions with related party:

		March 31,
Related Party	Transactions	2017	2016

Directors and Officers:
Nuno Brandolini (Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017	$-	$150
	Total:	$-	$150

General Merrill McPeak (Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017	$-	$250
	Total:	$-	$250

R. Glenn Dawson (Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017	$-	$50
	Total:	$-	$50

Ronald D Ormand (Executive Chairman)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017 through the Bruin Trust(1)	$-	$1,150
	Total:	$-	$1,150

Abraham Mirman (Chief Executive Officer and Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017 through The Bralina Group, LLC(2)	$-	$1,000
	Total:	$-	$1,000

Brennan Short (Chief Operating Officer)	Consulting fees paid to MMZ Consulting, Inc which is owned by Mr. Short. Mr. Short is the sole member of the corporation.	$203	$-
	Total:	$203	$-

Kevin Nanke (former Chief Financial Officer)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017	$-	$100
	Purchased the DJ Basin properties from the Company through Nanke Energy, LLC	2,000	-
	Total:	$2,000	$100

(1)	An irrevocable trust managed by Jerry Ormand, Mr. Ormand's brother, as trustee and whose beneficiaries are adult children of Ronald Ormand

(2)	Mr. Mirman has shared voting and dispositive power over the securities held by The Bralina Group, LLC with Susan Mirman.

NOTE 9 - SHAREHOLDERS’ EQUITY

Conditionally Redeemable 6% Preferred Stock

In August 2014, the Company designated 2,000 shares of its authorized preferred stock as Conditionally Redeemable 6% Preferred Stock, or (the “Redeemable Preferred”). All 2,000 shares of Redeemable Preferred were issued in September 2014, pursuant to the Settlement Agreement with Hexagon, LLC (f/k/a Hexagon Investments, LLC) (“Hexagon”). The Redeemable Preferred has the same par value and stated value characteristics as the Series A Preferred Stock, yet the Conditionally Redeemable 6% Preferred Stock is not convertible into Common Stock or any other securities of the Company. Except as otherwise required by law, holders of the Redeemable Preferred shall not be entitled to voting rights.

The Redeemable Preferred Stock bears a 6% dividend per annum, payable quarterly, and is redeemable at face value (plus any accrued and unpaid dividends) at any time at the Company’s option, or at the Holders option upon the Company’s achievement of certain production and reserves thresholds. These thresholds include, the Company’s annualized gross production average for 90 consecutive days at 2,500 BOE per day or higher or the Company’s present value discounted at 10% of its proved developed producing properties filed with the Securities and Exchange Commission exceeds $50 million. As of March 31, 2017 and December 31, 2016, the Company has accrued a cumulative dividend of $270,000 and $240,000, respectively.

Series B 6% Convertible Preferred Stock

On June 15, 2016, the Company entered into a purchase agreement for the private placement of 20,000 shares of its Series B Preferred Stock, along with detachable warrants to purchase up to 9,090,926 shares of Common Stock, at an exercise price of $2.50 per share, for aggregate gross proceeds of $20 million.

Each share of Series B Preferred Stock is convertible, at the option of the holder, subject to adjustment under certain circumstances into shares of Common Stock of the Company at a conversion price of $1.10. Except as otherwise required by law, holders of the Series B Preferred Stock shall not be entitled to voting rights. The Series B Preferred Stock is convertible at any time, subject to certain conditions, at the option of the holders, or at the Company’s discretion when the Company’s Common Stock trades above $10.00 (subject to any reverse or forward stock splits and the like) for ten consecutive days. In addition, the Company has the right to redeem the shares of Series B Preferred Stock, along with any accrued and unpaid dividends, at any time, subject to certain conditions set forth in the Certificate of Designation. The holders of the Series B Preferred Stock are entitled to receive a dividend payable (subject to certain conditions set forth in the Certificate of Designation), in cash or shares of Common Stock of the Company, at the election of the Company, at a rate of 6% per annum.

The Series B Preferred Stock is classified as equity based on the following criteria: i) the redemption of the instrument at the control of the Company, ii) the instrument is convertible into a fixed amount of shares at a conversion price of $1.10, iii) the instrument is closely related to the underlying Company’s common stock, iv) the conversion option is indexed to the Company’s stock, v) the conversion option cannot be settled in cash and can only be redeemed at the discretion of the Company, and vi) the Series B Preferred Stock is not considered convertible debt.

Shares of the Series B Preferred Stock and related warrants were valued using the relative fair value method. The Company determined the transaction created a beneficial conversion feature of $7.9 million, which was expensed immediately and calculated by taking the net proceeds of approximately $15.2 million and valuing the warrants as of June 15, 2016, utilizing a Black Scholes option pricing model. The inputs for the pricing model are: i) $1.20 market price per share, ii) exercise price of $2.50 per share, iii) contractual life of 2 years, iv) volatility of 238% and v) a risk-free rate of 0.78%. As of March 31, 2017 and December 31, 2016, the stated value of the issued and outstanding shares of Series B Preferred Stock was approximately $11.0 million and $13.4 million, respectively.

As of March 31, 2017, approximately 2,449 shares of the Series B Preferred Stock plus approximately $0.1 million of cumulative dividend payable had been converted into approximately 2.3 million shares of the Company’s Common Stock at a conversion price of $1.10 per share. As of March 31, 2017, the Company accrued approximately $0.7 million of cumulative dividends for Series B Preferred Stock.

Private Placement

On February 28, 2017, the Company entered into a Securities Subscription Agreement (the “Subscription Agreement”) with certain institutional and accredited investors in connection with a private placement the (“March 2017 Private Placement”) to sell 5.2 million units, consisting of approximately 5.2 million shares of common stock and warrants to purchase approximately an additional 2.6 million shares of common stock. Each unit consists of one share of common stock and a warrant to purchase 0.50 shares of common stock (each, a “Unit”), at a price per unit of $3.85. Each warrant has an exercise price of $4.50 and may be subject to redemption by the Company, upon prior written notice, if the price of the Company’s common stock closes at or above $6.30 for twenty trading days during a consecutive thirty trading day period. As of March 31, 2017, the Company received aggregate gross proceeds of $20.0 million and issued 5,194,821 shares of common stock and 2,597,420 of warrants to purchase shares of common stock.

Warrants

The following table provides a summary of warrant activity for the three months ended March 31, 2017:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2017	15,915,511	$3.34
Warrants issued in connection with private placement	2,597,420	4.50
Exercised, forfeited, or expired	(1,827,309)	(0.01)
Outstanding at March 31, 2017	16,685,622	$3.37

NOTE 10 - SHARE BASED AND OTHER COMPENSATION

The Company’s stock-based compensation consisted of the following:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed	$1,776	$1,003	$2,779	$192	$49	$241
Unrecognized stock-based compensation costs	$5,114	$1,120	$6,234	$1,707	$171	$1,878
Weighted average amortization period remaining	1.31	1.08	-	2.93	1.08	-

Restricted Stock

A summary of restricted stock grant activity pursuant to the 2016 Plan for the three months ended March 31, 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2017	1,068,305	$1.55
Granted	223,750	$3.76
Vested and issued	(174,250)	$(3.90)
Forfeited	(1,136)	$(2.93)
Outstanding at March 31, 2017	1,116,669	$2.95

Restricted Stock Units

A summary of restricted stock unit grant activity pursuant to the 2012 Plan for the three months ended March 31, 2017 is presented below.

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2017	149,584	$10.56
Vested and issued	(139,585)	16.62
Outstanding at March 31, 2017	$9,999	$16.50

Stock Options

A summary of stock option activity for the three months ended March 31, 2017 is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2017	5,956,833	$2.04	2,208,757	9.68
Granted	825,000	3.51	-	-
Exercised	(170,000)	1.34	-	-
Forfeited or cancelled	(293,333)	(2.84)	-	-
Outstanding at March 31, 2017	6,318,500	$3.05	2,683,808	9.24

During the three months ended March 31, 2017, options to purchase 825,000 shares of the Company’s common stock were granted under the 2016 Plan. The weighted average fair value of these options of $3.51. The fair values were determined using the Black-Scholes-Merton option valuation method assuming no dividends, a risk-free interest rate of 1.27%, a weighted average expected life of 2 years and weighted-average volatility of 112.10%

As of March 31, 2017, total unrecognized compensation costs relating to the outstanding options was approximately $5.1 million, which is expected to be recognized over the remaining vesting period of approximately 1.3 years.

NOTE 11 - SUPPLEMENTAL NON-CASH TRANSACTIONS

The following table presents information about supplemental cash flows for the three months ended March 31, 2017 and 2016 (in thousands);

	2017	2016
Non-cash investing and financing activities excluded from the statement of cash flows:
Conversion of Series B preferred stock and accrued dividends to common stock	$2,549	$-
Commitment fees offset by issuance of common stock for private placement	250	-
Fair value of repriced warrants as debt discount to term loan	1,031	546
Increase in final settlement on the divestiture of DJ Basin properties in accrued liabilities	584	-
Cashless exercise of warrants	371	-
Change in capital expenditures for drilling costs in accrued liabilities	812	950

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At March 31, 2017, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of March 31, 2017, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect on the financial condition of the Company.

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

NOTE 13 - SUBSEQUENT EVENTS

First Lien Credit Agreement Amendments

On April 24, 2017, and subsequently on April 26, 2017, the Company entered into the first and second amendments (together, the “First Lien Amendments”) to our First Lien Credit Agreement, Pursuant to the First Lien Amendments, among other things, certain lenders identified therein joined the Original Lenders as lenders under the First Lien Credit Agreement in connection with further extensions of credit, in addition to the existing loans under the First Lien Credit Agreement (the “Existing Loans”), in the form of bridge loans in an aggregate principal amount of $15.0 million (the “Bridge Loans”). Under the terms of the First Lien Amendments, Lilis Operating joined the Initial Guarantors as a guarantor (together the “Guarantor”) under the First Lien Credit Agreement. The Bridge Loans were fully drawn on April 24, 2017.

On April 26, 2017, in connection with the closing of the Second Lien Credit Agreement, the Company paid off the Existing Loans in full including accrued and unpaid interest thereon.

The Bridge Loans are secured by first priority liens on substantially all of the Company’s and Guarantors’ assets, including their oil and gas properties located in the Permian Basin, and all of the obligations thereunder are unconditionally guaranteed by each of the Guarantors.

The First Lien Credit Agreement, as amended by the First Lien Amendments, provides that the unpaid principal of the Bridge Loans will bear cash interest at a rate per annum of (i) 6% for the first six months after the execution of the Amendment and (ii) thereafter, so long as any Bridge Loan is outstanding, a rate of 10%. Additionally, the unpaid principal of the Bridge Loans will bear interest at a rate per annum of 6%, payable only in-kind by increasing the principal amount of the Bridge Loans by the amount of such interest due on each interest payment date. The Bridge Loan matures on October 24, 2018. The Bridge Loans may be repaid in whole or part at any time at the option of the Company, subject to the payment of certain specified prepayment premiums. The Bridge Loans are subject to mandatory prepayment with the net proceeds of certain asset sales and casualty events, subject to the right of the Company to reinvest the net proceeds of asset sales and casualty events within 180 days.

Redemption of Conditionally Redeemable 6% Preferred Stock

Effective as of April 24, 2017, the Company has redeemed, in full, the Company’s Redeemable Preferred (as defined above in Note 9). In accordance therewith, the Company and Hexagon, the only holder of the Redeemable Preferred, entered into a Settlement and Release Agreement, dated April 24, 2017 (the “Settlement Agreement”), which sets forth the terms of the redemption. In addition, the Settlement Agreement resolves certain other issues related to liability reimbursements on certain oil and gas properties that had previously been alleged by Hexagon. Accordingly, all prior issues with Hexagon have been resolved and the Redeemable Preferred has been redeemed in full.

Series B 6% Convertible Preferred Stock Conversion

On April 24, 2017, the Company and all of the holders of its Series B 6% Preferred Stock (the “Series B Holders”) agreed to adopt the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock (“A&R COD”) in order to remove certain restrictions contained therein with respect to beneficial ownership limitations. On the same date, the Company entered into a Series B 6.0% Convertible Preferred Stock Conversion Agreement (the “Conversion Agreement”), of our outstanding Series B 6% Convertible Preferred Stock.

Pursuant to the terms of the Conversion Agreement, the Company and the Series B Holders have mutually agreed that, immediately upon the effectiveness of the A&R COD, the Series B Holders will be deemed to have automatically converted all remaining shares of Series B Preferred Stock held by them into approximately 14.3 million shares of common stock, pursuant to the terms of the A&R COD, such amount representing the number of shares of Common Stock into which the outstanding shares of Series B Preferred Stock held by the Series B Holders would be convertible pursuant to the terms of the A&R COD, with such Conversion including an increase in the stated value of the Series B Preferred Stock to reflect dividends that would have accrued through December 31, 2017.

The Conversion Agreement contains customary representations and warranties by the Series B Holders and other agreements and obligations of the parties.

Second Lien Credit Agreement

On April 26, 2017, the Company entered into a Second Lien Term Loan Credit Agreement (the “Second Lien Credit Agreement”) by and among the Company, the Guarantors, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the “Lenders”), including Värde Partners, Inc., a Delaware corporation, as lead lender (the “Lead Lender”), pursuant to which the Lenders agreed to make convertible loans to the Company in an aggregate initial principal amount of up to $125 million in two tranches. The first tranche consists of an $80 million term loan (the “Second Lien Term Loan”), which was fully drawn and funded on April 26, 2017. The second tranche consists of up to $45 million of delayed draw term loans (the “Delayed Draw Loans” and, together with the Second Lien Term Loan, the “Loans”) to be funded from time to time on or before February 28, 2019, at our request, subject to certain conditions. Each tranche of Loans will bear interest at a rate of 8.25%, compounded quarterly in arrears and payable only in-kind by increasing the principal amount of the Loans by the amount of the interest due on each interest payment date.

The Loans are secured by second priority liens on substantially all of the Company’s and the Guarantors’ assets, including their oil and gas properties located in the Permian Basin, and all of the obligations thereunder are unconditionally guaranteed by each of the Guarantors.

The proceeds of the Second Lien Term Loan will be used to (a) repay the Existing Loans including accrued but unpaid interest thereon, (b) pay the fees, expenses and transaction costs of the transactions and (c) finance the Company’s working capital needs, including capital expenditures, and for general corporate purposes, including the exploration, acquisition and development of oil and gas property. The proceeds of the Delayed Draw Loans will be used only to fund acreage leasing activity and/or acreage acquisition.

The Loans mature on April 26, 2021. The Loans are subject to mandatory prepayment with the net proceeds of certain asset sales, casualty events and debt incurrences, subject to the right of the Company to reinvest the net proceeds of asset sales and casualty events within 180 days and, in the case of asset sales and casualty events, prepayment of the Bridge Loans. The Company may not voluntarily prepay the Loans prior to March 31, 2019 except (a) in connection with a Change of Control (as defined in the Second Lien Credit Agreement) or (b) if the closing price of our common stock on the principal exchange on which it is traded has been equal to or greater than 110% of the Conversion Price (as defined below) for at least 20 of the 30 trading days immediately preceding the prepayment. The Company will be required to pay a customary make-whole premium in connection with any mandatory or voluntary prepayment of the Loans.

The Second Lien Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including covenants relating to: the maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, limitations on incurrence of indebtedness, investments, dividends and other restricted payments, lease obligations, hedging and capital expenditures; and maintenance of a specified asset coverage ratio. The Second Lien Credit Agreement also provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, cross-default on certain outstanding debt obligations, the failure of a Guarantor to comply with the provisions of its Guaranty, and bankruptcy or insolvency events, subject to certain specified cure periods. The amounts under the Second Lien Credit Agreement could be accelerated and become due and payable upon an event of default.

Each tranche of the Loans is separately convertible at any time, in full and not in part, at the option of the Lead Lender, as follows:

•	70% of the principal amount of each tranche of Loans, together with accrued and unpaid interest and the make-whole premium on such principal amount, will convert into a number of newly issued shares of common stock determined by dividing the total of such principal amount, accrued and unpaid interest and make-whole premium by $5.50 (subject to adjustment as described below, the “Conversion Price”); and

•	30% of the principal amount of each tranche of Loans, together with accrued and unpaid interest and the make-whole premium on such principal amount, will convert on a dollar for dollar basis into a new term loan (the “Take Back Loans”).

The terms of the Take Back Loans will be substantially the same as the terms of the Loans, except that the Take Back Loans will not be convertible and will bear interest at a rate of LIBOR plus 9% (subject to a 1% LIBOR floor).

Additionally, the Company will have the option to convert the Loans, in whole or in part, into shares of common stock at any time or from time to time if, at the time of exercise of its conversion option, the closing price of the common stock on the principal exchange on which it is traded has been at least 150% of the Conversion Price then in effect for at least 20 of the 30 immediately preceding trading days. The number of shares of common stock issuable upon exercise of the conversion option will be determined by dividing the principal amount of the Loans converted, plus accrued and unpaid interest on such principal amount, by the Conversion Price.

The Conversion Price will be subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding common stock. Additionally, the Conversion Price will be adjusted, based on a broad-based weighted average formula, if we issue, or are deemed to issue, additional shares of common stock for consideration less than the Conversion Price in effect, subject to certain exceptions. However, unless the Shareholder Approval (as defined below) has been obtained, these “price protection” anti-dilution adjustments cannot reduce the Conversion Price to a price less than (a) in the case of the Conversion Price for the Second Lien Term Loan, $4.26 which was the closing price of the common stock on April 25, 2017 or (b) in the case of the Conversion Price for the Delayed Draw Loans, the last closing price of the Common Stock prior to the time the Company becomes bound to incur any Delayed Draw Loan (the “Conversion Price Floor”).

Prior to obtaining Shareholder Approval, the number of shares of common stock issuable to any Lender upon conversion of Loans will be capped at a number of shares that would not result in that Lender, together with its affiliates and the other members of any “group” (as such term is used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934) including such Lender, owning in excess of 19.999% of the outstanding shares of common stock or voting power of together with its affiliates and the other members of any “group” (as such term is used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934) the Company on the date of conversion, after giving effect to the conversion (the “Share Cap”).

If the Share Cap applies to any Lender on any conversion of Loans, instead of issuing shares of common stock in excess of the Share Cap, the Company will be required to issue to the Lender affected by the Share Cap shares of a newly created series of preferred stock of the Company to be established if required pursuant to the terms of the Second Lien Credit Agreement (the “Lender Preferred Stock”). Holders of shares of Lender Preferred Stock, if any are issued:

•	will have no voting rights, except for certain limited matters related to modification of the terms of the Lender Preferred Stock and similar matters or as otherwise required by Nevada corporate law;

•	will not be entitled to receive any preferential dividends but will participate, on as-converted basis, in any dividends declared and paid on the Common Stock; and

•	upon liquidation, dissolution or winding up of the Company, will be entitled to receive, in preference to holders of Common Stock, an amount equal to the greater of $0.01 and the amount the holders of shares of Lender Preferred Stock would receive with respect to each share of Common Stock issuable on conversion of the Lender Preferred Stock in connection with such liquidation, dissolution or winding up if all shares of Lender Preferred Stock were converted into Common Stock immediately before such event.

The shares of Lender Preferred Stock issued to any Lender as a result of the Share Cap will be convertible into the number of shares of common stock that were not issued to the Lender as a result of the Share Cap, but such conversion would be permitted or be mandatory only (i) after the Shareholder Approval is obtained, (ii) if such conversion would not result in the holder of the Lender Preferred Stock so converted, together with its affiliates and other members of any “group” including such holder, owning in excess of 19.999% of the outstanding shares of common stock or voting power of the Company on the date of conversion, after giving effect to the conversion, or (iii) in connection with a Change of Control Transaction (as such term will be defined in the certificate of designations creating the Lender Preferred Stock).

The Second Lien Credit Agreement requires the Company to submit to its shareholders for their approval (the “Shareholder Approval”) the following matters as promptly as practicable after April 26, 2017:

•	the issuance of shares of Common Stock upon conversion of the Loans or any Lender Preferred Stock at a conversion price that is less than the Conversion Price Floor if the Conversion Price were reduced to a price less than the Conversion Price Floor as a result of the anti-dilution adjustments described above; and

•	any change of control (as defined in applicable stock exchange listing rules) that might occur as a result of the conversion of the Loans or any Lender Preferred Stock.

If the Shareholder Approval is obtained, the Conversion Price Floor and the Share Cap will no longer apply.

The Second Lien Credit Agreement provides that the Lead Lender is entitled to appoint one observer to the Board of Directors of the Company during the period prior to the conversion of the Second Lien Term Loan. The board observer is not entitled to vote on any matter and is entitled to participate only in meetings of the full Board of Directors and not any of its committees (other than any “executive” or similar committee) and to receive materials distributed to all members of the Board of Directors. The board observer may be excluded from board meetings and distributions of board materials if the Board of Directors determines in good faith that (i) such exclusion is necessary to preserve any privilege or (ii) the subject matter thereof involves an actual or potential conflict of interest with respect to the board observer or any of its affiliates. The right to appoint the board observer will terminate upon conversion of the Second Lien Term Loan.

Following the conversion of the Second Lien Term Loan, the Lenders, collectively, will have the right to appoint two members of the Board of Directors as long as they continue to own at least 20% of the outstanding common stock and one member of the Board of Directors as long as they continue to own at least 12.5% (but less than 20%) of the outstanding common stock. The number of directors constituting the entire Board of Directors will be increased by the number of directors the Lenders are entitled to appoint. The number of directors the Lenders have the right to appoint will be reduced if necessary so that the percentage of the number of directors constituting the entire Board of Directors represented by the directors appointed by the Lenders does not exceed the percentage of the outstanding Common Stock or voting power of the Company represented by the Common Stock held by the Lenders.

Registration Rights Agreement

In connection with the execution of Second Lien Credit Agreement and funding of the Second Lien Term Loan, the Company and the Lenders entered into a Registration Rights Agreement dated as of April 26, 2017 (the “Registration Rights Agreement”) pursuant to which the Company will be required to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 registering for resale the shares of common stock issuable upon conversion of the Loans or any shares of Lender Preferred Stock issued. The Registration Rights Agreement contains customary covenants and indemnification and contribution provisions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item “1A. Risk Factors.” - in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

 We are an upstream independent oil and gas company engaged in the acquisition, development and production of unconventional oil and natural gas properties. Our primary focus is drilling horizontal wells in the Delaware Basin of west Texas, which we believe will provide attractive returns on a majority of our acreage positions. Our goal is to earn economic returns to our shareholders through cash flow from new production of oil, natural gas and NGLs, as well as through de-risking the development profile of our portfolio of properties in order to add overall value. Our drilling program utilizes the development of new horizontal wells across several potentially productive formations in the Delaware Basin but initially targeting the Wolfcamp formation. We drilled our first horizontal well in late 2016 and completed it in January 2017.

On June 23, 2016, we completed a merger transaction with Brushy Resources, Inc. (“Brushy”). The merger resulted in the acquisition of our properties in the Delaware Basin as well as the majority of our current operating activity. This contiguous acreage position is offset by RSP Permian, Inc., Matador Resources Company, Devon Energy Corporation, Royal Dutch Shell PLC, Anadarko Petroleum Corp., and XTO Energy Inc., among other operators. Since entering the Delaware Basin in June 2016, we have grown our acreage position 186% from approximately 3,500 net acres to approximately 10,000 net acres primarily in our Delaware Basin-Core area.

On March 31, 2017, we completed the divestiture of all of our oil and gas properties located in the DJ Basin, for a gross sales price of $2 million, which completed our transformation to a pure play Delaware Basin company.

Our Business

We have accumulated approximately 10,000 net acres in what we believe to be the core of the Delaware Basin in Reeves, Winkler and Loving Counties, Texas and Lea County, New Mexico. Our leasehold position is largely contiguous, allowing us to maximize development efficiency, manage full cycle finding costs and potentially enabling us to generate higher returns for our shareholders. In addition, 52% of our acreage position is held by production, and we are the named operator on 100% of our producing acreage. These two characteristics give us control over the pace of development and the ability to design a more efficient and profitable drilling program that maximizes recovery of hydrocarbons. We expect that substantially all of our estimated 2017 capital expenditure budget will be focused on the development and expansion of our Delaware Basin acreage and operations. We also plan to continue to selectively and opportunistically pursue strategic bolt-on acreage acquisitions in the Delaware Basin.

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

Liquidity

We have reported a net operating loss during the quarter ended March 31, 2017. As a result, we funded our operations during the quarter through additional debt and equity financing. On February 7, 2017, we completed a drawdown of an incremental $7.1 million under our Credit Agreement, and on March 1, 2017, we completed a private placement of approximately 5.6 million shares of common stock and approximately 2.6 million warrants that raised gross and net proceeds of $20 million and approximately $18.7 million, respectively. Net proceeds of $17.9 million was received in March 2017 and $0.6 million in subscription receivable. The warrants carry a strike price of $4.50 per share and expire on March 6, 2022.

As of March 31, 2017, we had a working capital balance and a cash balance of approximately $15.2 million and $20.4 million, respectively. Subsequent to March 31, 2017 management has successfully completed additional funding, arranged for the availability of an additional $45 million for leasing and acquisition activity, redeemed and converted preferred stock and enhanced our cash position. Due in part to these transactions, we believe that we will have sufficient capital to operate over the next 12 months from the date of the filing of this quarterly report.

Amendments to First Lien Credit Facility and Second Lien Credit Facility

On April 24, 2017, and subsequently on April 26, 2017, we entered into two amendments to our existing credit agreement and into a new four-year, convertible, second lien term loan credit facility. Under the amendments to our existing credit facility, among other things, we received approximately $14.6 million in net proceeds from a new, $15 million, 18-month, first lien term loan (“Bridge Loan”). On April 26, 2017, we entered into a new, $125 million, convertible, second lien term loan facility earning paid-in-kind interest (“Second Lien Credit Facility”). The Second Lien Credit Facility was structured as an $80 million, four-year term loan that funded at closing, and a $45 million, delayed-draw term loan that may be used to fund acreage leasing activity and acquisitions under certain conditions. We received approximately $56.6 million in combined net proceeds from Bridge Loan and the Second Lien Credit Facility, following repayment of $38.3 million outstanding including accrued interest under the existing first lien term loan, which was subsequently cancelled.

The structure of the delayed-draw term loan, which may be drawn in multiple draws, is otherwise identical to the $80 million term loan that funded at closing. The conversion price under both second lien term loans is set at $5.50 per share, subject to adjustment under a conversion formula and customary anti-dilution provisions. At conversion, 70% of the total conversion amount, including a make whole payment, will convert to equity, and 30% will convert into a three-year term loan earning cash interest.

The First and Second Lien Credit Facilities contain certain customary representations and warranties and affirmative and negative covenants, including covenants relating to: the maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, limitations on incurrence of indebtedness, investments, dividends and other restricted payments, lease obligations, hedging and capital expenditures; and maintenance of a specified asset coverage ratio, as applicable. Each of the First and Second Lien Credit Facility also provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, cross-default on certain outstanding debt obligations, the failure of a Guarantor to comply with the provisions of its Guaranty, and bankruptcy or insolvency events, subject to certain specified cure periods. The amounts under each of the First and Second Lien Credit Agreement could be accelerated and become due and payable upon an event of default.

The terms and conditions of each of the First and Second Lien Credit Facilities are more fully described in Note 13 Subsequent Events.

Redemption of Conditionally Redeemable 6% Preferred Stock

Effective as of April 24, 2017, we redeemed, in full, our 6% Redeemable Preferred Stock for cash consideration of $2.0 million, including accumulated dividends of $0.3 million. In accordance therewith, and Hexagon, the only holder of the 6% Redeemable Preferred Stock, entered into a Settlement and Release Agreement, dated April 24, 2017 (the “Settlement Agreement”), which sets forth the terms of the redemption. In addition, the Settlement Agreement resolves certain other issues related to liability reimbursements on certain oil and gas properties that had previously been alleged by Hexagon. Accordingly, all prior issues with Hexagon have been resolved and the 6% Redeemable Preferred Stock has been redeemed in full.

Series B 6% Convertible Preferred Stock Conversion

On April 25, 2017, we and all of the holders of our Series B 6% Preferred Stock (the “Series B Holders”) agreed to adopt the A&R COD in order to remove certain restrictions contained therein with respect to beneficial ownership limitations. On the same date, we entered into a Series B 6.0% Convertible Preferred Stock Conversion Agreement (the “Conversion Agreement”), of our outstanding Series B 6% Convertible Preferred Stock.

Pursuant to the terms of the Conversion Agreement, we and the Series B Holders have mutually agreed that, immediately upon the effectiveness of the A&R COD, the Series B Holders will be deemed to have automatically converted all remaining shares of Series B Preferred Stock held by them into approximately 14.3 million shares of common stock, pursuant to the terms of the A&R COD, such amount representing the number of shares of Common Stock into which the outstanding shares of Series B Preferred Stock held by the Series B Holders would be convertible pursuant to the terms of the A&R COD, with such Conversion including an increase in the stated value of the Series B Preferred Stock to reflect dividends that would have accrued through December 31, 2017.

The Conversion Agreement contains customary representations and warranties by the Series B Holders and other agreements and obligations of the parties.

Drilling Program

Our Board has approved a drilling program of up to 11 gross Delaware Basin wells (9 net) that is contingent upon our access to sufficient capital to fully execute. In the first quarter of 2017, we completed two wells, and we have begun drilling a third well.  We expect our 2017 horizontal drilling program will be focused almost exclusively on the Wolfcamp zone of the Delaware Basin, with lateral lengths ranging from approximately 5,000’ laterals to 7,000’ laterals.

Results of Operations

The results of operations of Brushy are included with those of ours from June 23, 2016 through December 31, 2016. As a result, results of operations for the year ended December 31, 2016 are not necessarily comparable to the results of operations for periods prior to the Brushy merger in June 2016. Additionally, all discussion related to historical representations of common stock, unless otherwise noted, give retroactive effect to the reverse split for all periods presented.

The following table compares revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Variance	%
	(In Thousands)
Revenue:
Oil	$2,496	$36	$2,460	6,833%
Natural gas	587	3	584	19,467%
Other	150	3	147	4,900%
	$3,233	$42	$3,191	7,598%

Total Revenue

Total revenue was approximately $3.2 million for the three months ended March 31, 2017 as compared to approximately $0.04 million for the three months ended March 31, 2016, representing an increase of approximately $3.2 million or 7,598%. The changes were associated primarily with increase in production from the Delaware Basin wells. These producing properties were acquired from the merger with Brushy Resources, Inc. in June 2016.

The following table compares production volumes and average prices for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Variance	%
Product
Oil (Bbl.) net production	51,491	1,371	50,120	3,656%
Oil (Bbls)-average realized price	$48.47	$26.43	$22.04	83%

Natural Gas (Mcf)-net production	197,057	2,432	194,625	8,003%
Natural Gas (MCFE)-average realized price	$2.98	$1.27	$1.71	135%

Barrels of oil equivalent (BOE)	84,334	1,776	82,558	4,649%
Average daily net production (BOE/D)	937	20	917	4,585%
Average Price per BOE	$36.56	$22.14	$14.42	65%

Oil and gas production costs, production taxes, depreciation, depletion, and amortization

The following table shows a comparison of production volumes and average prices:

	Three Months Ended March 31,
	2017	2016
Production costs per BOE	$11.02	$20.96
Production taxes per BOE	1.68	1.08
Depreciation, depletion, and amortization per BOE	13.33	12.89
Total operating costs per BOE	$26.03	$34.93
Gross margin per BOE	$10.53	$(12.79)
Gross margin percentage	29%	-58%

	Three Months Ended March 31,
	2017	2016	Variance	%
	(In Thousands)
Costs and expenses:
Production costs	$929	$37	$892	2,411%
Production taxes	142	2	140	7,000%
General and administrative	9,311	1,664	7,647	460%
Depreciation, depletion and amortization	1,124	20	1,104	5,520%
Accretion of asset retirement obligations	22	3	19	633%
Total operating expenses	$11,528	$1,726	$9,802	568%

Loss from operation	$(8,295)	$(1,684)	$(6,611)	393%

Production Costs

Production costs were approximately $0.9 million for the three months ended March 31, 2017, compared to approximately $0.04 million for the three months ended March 31, 2016, an increase of approximately $0.9 million, or 2,411%. Production costs per BOE decreased to $11.02 for the three months ended March 31, 2017 from $20.96 for the three months ended March 31, 2016, a decrease of $9.94 per BOE, or 47%. Despite the increase in production volumes for the three months ended March 31, 2017, the decrease in production costs per BOE was primarily due to costs associated with the producing wells in the Delaware basin which have significantly lower per unit operating costs than the DJ Basin.

Production Taxes

Production taxes were approximately $0.1 million for the three months ended March 31, 2017, compared to approximately $0.002 million for the three months ended March 31, 2016, an increase of approximately $0.1 million, or 7,000%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE increased to $1.68 per BOE during the three months ended March 31, 2017 from $1.08 during the three months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses were approximately $9.3 million during the three months ended March 31, 2017, compared to approximately $1.7 million during the three months ended March 31, 2016, an increase of approximately $7.6 million, or 460%.  The increase of $7.6 million is primarily attributed to the increase in payroll of approximately $4.5 million, approximately $2.4 million increase in stock compensation and approximately $0.7 million increase in other general and administrative expenses during the three months ended March 31, 2017. For the three months ended March 31, 2017, the Company has a total of twenty-two fulltime employees compared to only four fulltime employees for the three months ended March 31, 2016. The increase in employees contributed significantly to the change in payroll during the three months ended March 31, 2017. The increase in payroll of $4.5 million included approximately $1.1 million of recurring quarterly base payroll, approximately $2.0 in bonus payments, approximately $0.8 million in severance pay to former executives and approximately $0.6 million in payroll taxes and other benefits.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization (DD&A) was approximately $1.1 million during the three months ended March 31, 2017, compared to $0.02 million during the three months ended March 31, 2016, an increase of $1.1 million, or 5,520%. The increase in DD&A was the result of the increase in production associated with the acquisition of the oil and gas properties in the Delaware Basin, New Mexico and Winkler County, Texas after the merger with Brushy in June 2016. As a result of the merger, our DD&A rate increased to $13.33 per BOE during the three months ended March 31, 2017 from $12.89 per BOE during the three months ended March 31, 2016. The DD&A expense increased primarily due to an increase in volumes produced of 82,558 barrels or 4,649% from 1,776 barrels during the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Variance	%
	(In Thousands)
Other income (expense):
Other income	$8	$(1)	$9	900%
Gain (loss) in fair value of derivative instruments	346	(68)	414	609%
Loss in fair value of conditionally redeemable 6% preferred stock	(41)	(324)	283	87%
Interest expense	(774)	(1,334)	560	42%
Total other income (expense)	$(461)	$(1,727)	$1,266	73%

Interest Expense

Interest expense for the three months ended March 31, 2017 was approximately $0.8 million compared to $1.3 million, for the three months ended March 31, 2016. The decrease in interest expense of $0.5 million is due to the Company paying interest at the rate of 6% per annum on both the term loan and the SOS note during the three months ended March 31, 2017 compared to the Company paying interest at the rates of 8% and 12% on the convertible notes and convertible debentures, respectively, during the three months ended March 31, 2016. The non-cash interest expense consisting of amortization deferred financing costs and accretion of debt discounts during the three months ended March 31, 2017 and 2016 was approximately $0.2 million and $0.8 million, respectively.

Change in Fair Value of Derivative Instruments

The change in fair values of derivative instruments comprised a loss of approximately $1.1 million during the three months ended March 31, 2017, as compared to a loss of approximately $0.07 million during the three months ended March 31, 2016, is as follows:

•	Heartland Warrant Liability. On January 8, 2015, we entered into the Heartland Credit Agreement. In connection with the Heartland Credit Agreement, we issued a warrant to purchase up to 22,500 shares of our common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if we enter into another agreement pursuant to which warrants are issued with a lower exercise price and would also trigger in an adjustment to the warrant share. The change in fair value on the Heartland warrants was approximately $0.3 million and approximately $0.004 million for the three months ended March 31, 2017 and 2016, respectively.

•

SOSV Investments LLC Warrant Liability. On June 23, 2016, in conjunction with the merger with Brushy in June 2016, we issued to SOSV Investments LLC (“SOS”) a warrant to purchase up to 200,000 shares of our common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if we enter into another agreement pursuant to which warrants are issued with a lower exercise price. For the three months ended March 31, 2017, we incurred a change in the fair value of the derivative liability related to the warrant of approximately $0.2 million.

•	Bristol Capital, LLC Warrant Liability. On September 2, 2014, we entered into a Consulting Agreement with Bristol Capital, LLC (“Bristol”), pursuant to which we issued to Bristol a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $20.00 per share (or, in the alternative, 100,000 options, but in no case, both). The agreement has a price protection feature that will automatically reduce the exercise price if we enter into another consulting agreement pursuant to which warrants are issued with a lower exercise price, which triggered in year 2016. On March 14, 2017, we issued 77,131 shares of common stock to Bristol Capital, LLC (“Bristol”) pursuant to a settlement agreement for a cashless exercise of the warrant. The Bristol warrant was also revalued on March 14, 2017 resulting in a change in fair value of $0.8 million for the three months ended March 31, 2017 and decreasing the Bristol derivative liability to $0.4 million. As a result of the cashless exercise, we reclassified the $0.4 million of Bristol derivative liability to additional paid-in capital as of March 31, 2017.

Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions and investors, the sale of equity and equity derivative securities and asset dispositions. Our primary uses of capital have been for the acquisition, development, exploration and exploitation of oil and natural gas properties, in addition to refinancing of debt instruments.

We regularly evaluate alternative sources of capital to complement our cash flows from operations and other sources of capital as we pursue our long-term growth plans in the Delaware Basin. In order to fully fund our 2017 capital budget, we may be required to access new capital through one or more offerings of equity.

Based upon current commodity price expectations for 2017, we believe that our cash flow from operations, combined with the proceeds of our recently completed equity offering, proceeds from the conversion of in-the-money warrants to equity, and availability under our Second Lien Term Loan, will be sufficient to fund our operations for 2017, including working capital requirements.  However, future cash flows are subject to a number of variables, including uncertainty in forecasted production volumes and commodity prices.  We are the operator for 100% of our 2017 operational capital program and, as a result, the amount and timing of a substantial portion of our capital expenditures is discretionary.  Accordingly, we may determine it prudent to curtail drilling and completion operations due to capital constraints or reduced returns on investment as a result of commodity price weakness.

Information about our cash flows for the three months ended March 31, 2017 and 2016 are presented in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$(5,254)	$(782)
Investing activities	(10,923)	(599)
Financing activities	24,855	1,300
Net change in cash	$8,678	$(81)

Operating activities. For the three months ended March 31, 2017, net cash used in operating activities was $5.3 million, compared to $0.8 million for the same period in 2016. The increase of $4.5 million cash used in operating activities was primarily attributable to the increase in operating costs which correspond with higher producing activities and supporting general and administrative costs.

Investing activities. For the three months ended March 31, 2017, net cash used in investing activities was $10.9 million compared to $0.6 million for the same period in 2016. The $10.3 million increase in cash used in investing activities was primarily attributable to the following:

•	A $7.1 million increase in drilling and completion costs on the three wells in the Delaware Basin during the three months ended March 31, 2017. There were minimal drilling activities in the DJ Basin during the three months ended March 31, 2016.

•	A $3.7 million increase in acquisition of additional working interests on leases in Winkler County, Texas.
•	A $0.6 million increase in funds placed in escrow for the Trinidad drilling rig.
•	Offset by proceeds of $1.1 million received on the divestiture of the DJ Basin properties.

Financing activities. For the three months ended March 31, 2017, net cash provided by financing activities was $24.9 million compared to cash provided by financing activities of $1.3 million during the same period in 2016. The increase of $23.6 million in net cash provided by financing activities during the three months ended March 31, 2017 was primarily attributable to the following:

•	A $6.7 million increase in net proceeds from the upsize of the term loan facility.
•	A $17.9 million increase in net proceeds from the private placement financing transactions.
•	$0.3 million of proceeds from the exercise of warrants and stock options.
•	Offset by $1.3 million of proceeds raised from the issuance of convertible notes during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements see Note 1 – Summary of Significant Accounting Policies” to our consolidated financial statements in Item 1 of this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, except as previously disclosed in the Company’s current reports on Form 8-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated April 25, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
10.1†	Employment Agreement with Joseph C. Daches, dated as of January 23, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 25, 2017).
10.2†	Employment Agreement with Brennan Short, dated as of January 27, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017).
10.3†	Employment Agreement with Seth Blackwell, dated as of December 1, 2016 (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 3, 2017).
10.4†	Separation and Release Agreement, dated February 13, 2017, between Kevin Nanke and Lilis Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017).
10.5	Securities Subscription Agreement, dated February 28, 2017, by and among the Company and the Purchasers thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
10.6	Registration Rights Agreement, dated February 28, 2017, by and among the Company and the Purchasers thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
10.7†	First Amendment to Employment Agreement with Abraham Mirman, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2017).
10.8†	First Amendment to Employment Agreement with Ronald D. Ormand, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2017).
10.9†	First Amendment to Employment Agreement with Ariella Fuchs, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2017).
10.10	First Amendment to Credit and Guarantee Agreement, dated April 24, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and T.R. Winston & Company, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.11	Second Amendment to Credit and Guarantee Agreement, dated April 26, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and T.R. Winston & Company, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.12	Credit Agreement, dated April 26, 2017 by and among the Company, the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.13	Registration Rights Agreement, dated April 26, 2017 by and among the Company and the Lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.14	Series B 6.0% Convertible Preferred Stock Conversion Agreement, dated April 25, 2017, by and among the Company and the Holders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Signature	Title	Date

/s/ Abraham Mirman	Chief Executive Officer	May 12, 2017
Abraham Mirman	(Principal Executive Officer)

/s/ Joseph C. Daches	Executive Vice President, Chief Financial Officer and Treasurer	May 12, 2017
Joseph C. Daches	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated April 25, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
10.1†	Employment Agreement with Joseph C. Daches, dated as of January 23, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 25, 2017).
10.2†	Employment Agreement with Brennan Short, dated as of January 27, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017).
10.3†	Employment Agreement with Seth Blackwell, dated as of December 1, 2016 (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 3, 2017).
10.4†	Separation and Release Agreement, dated February 13, 2017, between Kevin Nanke and Lilis Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017).
10.5	Securities Subscription Agreement, dated February 28, 2017, by and among the Company and the Purchasers thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
10.6	Registration Rights Agreement, dated February 28, 2017, by and among the Company and the Purchasers thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
10.7†	First Amendment to Employment Agreement with Abraham Mirman, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2017).
10.8†	First Amendment to Employment Agreement with Ronald D. Ormand, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2017).
10.9†	First Amendment to Employment Agreement with Ariella Fuchs, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2017).
10.10	First Amendment to Credit and Guarantee Agreement, dated April 24, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and T.R. Winston & Company, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.11	Second Amendment to Credit and Guarantee Agreement, dated April 26, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and T.R. Winston & Company, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.12	Credit Agreement, dated April 26, 2017 by and among the Company, the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.13	Registration Rights Agreement, dated April 26, 2017 by and among the Company and the Lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.14	Series B 6.0% Convertible Preferred Stock Conversion Agreement, dated April 25, 2017, by and among the Company and the Holders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

†	Indicates management contract or compensatory plan.

