Form 10-Q
period 2017-06-30
LILIS ENERGY, INC.
filed 2017-08-14
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting Company)		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of August 11, 2017, 50,818,714 shares of the registrant’s common stock were issued and outstanding.

Lilis Energy, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including materials incorporated by reference herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities; any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “should,” “could,” “estimate,” “intend,” “plan,” “project,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and the following additional factors:

•	our estimates regarding operating results, future revenues and capital requirements;
•	availability of capital on an economic basis, or at all, to fund our continuing capital or operating needs;
•	our level of debt, which could adversely affect our ability to raise additional capital, limit our ability to react to economic changes and make it more difficult to meet our obligations under our debt;
•	restrictions imposed on us under our credit agreements or other debt instruments that limit our discretion in operating our business;
•	the loss of any members of our management team;
•	potential default under our material debt agreements;
•	failure to meet requirements or covenants under our debt instruments, which could lead to foreclosure of significant core assets;
•	failure to fund our authorization for expenditures from other operators for key projects which will reduce or eliminate our interest in the wells/asset;
•	the inability of management to effectively implement our strategies and business plans;
•	estimated quantities and quality of oil and natural gas reserves;
•	exploration, exploitation and development results;
•	fluctuations in the price of oil and natural gas, including further reductions in prices that would adversely affect our revenue, cash flow, liquidity and access to capital;
•	availability of, or delays related to, drilling, completion and production, personnel, supplies (including water) and equipment;
•	the timing and amount of future production of oil and natural gas;
•	the timing and success of our drilling and completion activity;
•	lower oil and natural gas prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements;
•	declines in the values of our oil and natural gas properties resulting in further write-downs or impairments;
•	inability to hire or retain sufficient qualified operating field personnel;
•	our ability to successfully identify and consummate acquisition transactions;
•	our ability to successfully integrate acquired assets or dispose of non-core assets; and
•	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations.

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us.

LILIS ENERGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$42,739	$11,738
Accounts receivable, net of allowance of $78 and $106, respectively	4,002	2,247
Prepaid expenses and other current assets	1,764	767
Total current assets	48,505	14,752
Oil and natural gas properties, full cost method of accounting
Unproved	39,946	24,461
Proved	43,961	69,809
Less: accumulated depreciation, depletion, amortization and impairment	(7,836)	(55,771)
Total oil and natural gas properties, net	76,071	38,499

Other property and equipment, net	88	52
Other assets	343	216
Total other assets	431	268

Total assets	$125,007	$53,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,537	$5,166
Accrued liabilities	9,150	2,706
Dividends payable	-	808
Asset retirement obligations	273	338
Current portion of long-term debt	16	17
Total current liabilities	14,976	9,035
Asset retirement obligations	910	919
Long-term debt, net of current portion	62,302	30,226
Long-term derivative liabilities	39,843	1,400
Total liabilities	118,031	41,580

Commitments and contingencies (Note 12)

Conditionally redeemable 6% preferred stock, $0.0001 par value, 7,000 shares authorized, 2,000 shares issued and outstanding with a liquidation preference of $2,240 at December 31, 2016	-	1,874

Stockholders’ Equity:
Series B convertible preferred stock, $0.0001 par value; stated value of $1,000; 20,000 shares authorized; 16,828 shares issued and outstanding at December 31, 2016, with a liquidation preference of $20,627 at December 31, 2016.	-	13,432
Common stock, $0.0001 par value; 150,000,000 shares authorized, 50,780,718 and 20,918,901 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	5	2
Additional paid-in capital	262,081	219,837
Accumulated deficit	(255,110)	(223,206)
Total stockholders’ equity	6,976	10,065

Total liabilities, redeemable preferred stock and stockholders’ equity	$125,007	$53,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Oil sales, natural gas and other product sales	$5,425	$990	$8,658	$1,032

Costs and expenses:
Production costs	1,435	328	2,364	365
Production taxes	278	52	420	54
General and administrative	16,289	3,505	25,600	5,169
Depreciation, depletion, accretion and amortization	1,358	539	2,504	562
Total costs and expenses	19,360	4,424	30,888	6,150

Loss from operations	(13,935)	(3,434)	(22,230)	(5,118)

Other income (expenses):
Other income (expense)	(141)	247	(133)	245
Inducement expense	-	(5,127)	-	(5,127)
Change in fair value of derivative liabilities	(2,418)	(29)	(2,073)	(97)
Change in fair value of conditionally redeemable 6% preferred stock	-	(454)	(41)	(778)
Interest expense	(6,654)	(2,269)	(7,427)	(3,603)
Total other expenses	(9,213)	(7,632)	(9,674)	(9,360)

Net loss	(23,148)	(11,066)	(31,904)	(14,478)
Dividends on redeemable preferred stock	(92)	(30)	(122)	(60)
Dividend on Series A Convertible Preferred Stock	-	(137)	-	(287)
Loss on extinguishment of Series A Convertible Preferred Stock	-	(540)	-	(540)
Dividends and deemed dividends on Series B Convertible Preferred Stock	(4,422)	(7,906)	(4,635)	(7,906)
Net loss attributable to common shareholders	$(27,662)	$(19,679)	$(36,661)	$(23,271)

Net loss per common share basic and diluted	$(0.62)	$(4.99)	$(1.07)	$(6.78)
Weighted average shares outstanding:
Basic and diluted	44,332,270	3,946,573	34,282,784	3,431,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2017

(In thousands, except share and per share data)

(Unaudited)

	Series B Preferred				Additional
	Shares		Common Shares		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	16,828	$13,432	20,918,901	$2	$219,837	$(223,206)	$10,065
Stock based compensation	-	-	-	-	9,386	-	9,386
Common stock for restricted stock and stock options	-	-	2,815,944	-	228	-	228
Common stock withheld for taxes on stock based compensation	-	-	(337,121)	-	(1,555)	-	(1,555)
Common stock for drilling services	-	-	22,938	-	97	-	97
Exercise of warrants	-	-	5,487,078	-	164	-	164
Cashless exercise of warrants	-	-	77,131	-	371	-	371
Conversion of Series B preferred stock and dividends to common stock	(16,828)	(13,432)	16,601,026	2	14,863	-	1,433
Common stock for private placement, net	-	-	5,194,821	1	18,649	-	18,650
Warrant repriced for term loan	-	-	-	-	1,031	-	1,031
Dividends on conditionally redeemable preferred stock	-	-	-	-	(122)	-	(122)
Dividends and deemed dividends on Series B preferred stock	-	-	-	-	(868)	-	(868)
Net loss	-	-	-	-	-	(31,904)	(31,904)
Balance, June 30, 2017	-	$-	50,780,718	$5	$262,081	$(255,110)	$6,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(31,904)	$(14,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity instruments issued for services and compensation	9,386	1,946
Inducement expense	-	5,127
Bad debt expense	-	200
Amortization of debt issuance cost and debt discount	5,210	2,496
Paid-in-kind interest	1,341	-
(Gain) loss in fair value of derivative instruments	2,073	(125)
Loss in fair value of conditionally redeemable 6% preferred stock	41	778
Depreciation, depletion, accretion and amortization	2,504	562
Gain on extinguishment of debt	-	(250)
Changes in operating assets and liabilities:
Accounts receivable	(1,756)	209
Prepaid and other assets	(479)	(189)
Accounts payable, accrued expenses and other liabilities	6,170	1,972
Net cash used in operating activities	(7,414)	(1,752)

Cash flows from investing activities:
Cash advance to Brushy Resources, Inc.	-	(552)
Net proceeds from sale of DJ Basin properties	1,082	-
Capital expenditures	(40,280)	-
Restricted cash	(645)	(1,918)
Net cash used in investing activities	(39,843)	(2,470)

Cash flows from financing activities:
Net proceeds from issuance of Series B Preferred Stock	-	16,095
Proceeds from issuance of convertible notes	-	2,863
Proceeds from exercise of accordion feature of the First Lien Term Loan, net of financing costs	6,706	-
Proceeds from Bridge Loan and Second Lien Term Loan, net of financing costs	94,700	-
Repayment of the First Lien Term Loan	(38,100)
Repayment of conditionally redeemable 6% preferred stock including dividends	(2,277)
Proceeds from warrant exercise	164	143
Proceeds from exercise of stock options	228	-
Payment for tax withholding on stock based compensation	(1,555)	-
Proceeds from private placement, net of financing costs	18,400	-
Repayment of notes payable	(8)	(8,500)
Net cash provided by financing activities	78,258	10,601
Increase in cash	31,001	6,379
Cash and cash equivalents at beginning of period	11,738	110
Cash and cash equivalents at end of period	$42,739	$6,489
Supplemental disclosure:
Cash paid for interest	$1,318	$217

The accompanying notes are an integral part of these condensed consolidated financial statements.

LILIS ENERGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION

Lilis Energy, Inc. (“Lilis”, “Lilis Energy” and the “Company”) is an independent oil and natural gas exploration and production company focused on the Delaware Basin in Reeves, Winkler and Loving Counties, Texas and Lea County, New Mexico.

On June 23, 2016, the Company completed a merger transaction with Brushy Resources, Inc. (“Brushy”) and effected a 1-for-10 reverse stock split of its common stock (the “Reverse Split”). The accompanying condensed consolidated financial statements give retroactive effect to the Reverse Split for all periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As of June 30, 2017, the Company’s wholly owned subsidiaries include Brushy Resources, Inc (“Brushy”), ImPetro Operating, LLC (“ImPetro Operating”), ImPetro Resources, LLC (“Resources”), Lilis Operating Company, LLC (“Lilis Operating”), and Hurricane Resources LLC (“Hurricane Resources”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to fairly state the Company’s financial position as of, and results of operations for the periods presented. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s accounting policies are described in the Notes to Condensed Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2016, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

The most significant financial estimates are associated with the Company’s estimated volumes of proved oil and natural gas reserves, asset retirement obligations, assessments of impairment on oil and natural gas properties, fair value of financial instruments including derivative liabilities, depreciation and accretion, income taxes and contingencies.

Oil And Natural Gas Producing Activities

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration, non-production related development and acquisition of oil and natural gas reserves are capitalized. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling, developing and completing productive wells and/or plugging and abandoning non-productive wells, and any other costs directly related to acquisition and exploration activities. Proceeds from property sales are generally applied as a credit against capitalized exploration and development costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of proved reserves.

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

The costs of undeveloped acreage are withheld from the depletion base until it is determined whether proved reserves can be assigned to the properties. When proved reserves are assigned to such properties or one or more specific properties are deemed to be impaired, the cost of such properties or the amount of the impairment is added to the full cost pool which is subject to depletion calculations.

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. During the three and six months ended June 30, 2017 and 2016, respectively, no impairment was recorded.

The present value of estimated future net cash flows was computed by applying a flat oil price to forecasted revenues from estimated future production of proved oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

The flat oil price is the first-day-of-the-month price as defined by the SEC in Rule 4-10 of Regulation S-X which includes the 12-month average first-day-of-the-month price from various indices. The flat oil price is adjusted to match up with accounting data through the use of a differential.

Accrued Liabilities

As of June 30, 2017 and December 31, 2016, the Company’s accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	($ in thousands)
Accrued bonus	$1,894	$-
Accrued drilling costs	2,407	1,331
Revenue payable	3,310	1,313
Accrued costs related to divestiture of DJ Basin properties	584	-
Accrued payroll tax withholding	237	-
Other accrued liabilities	718	62
	$9,150	$2,706

Asset Retirement Obligations

The Company incurs retirement obligations for certain assets at the time they are placed in service. The present values of these obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for the change in their present value. For purposes of depletion calculations, the Company includes estimated dismantlement and abandonment cost, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. Asset retirement obligations incurred are classified as Level 3 (unobservable inputs) fair value measurements. The asset retirement liability is allocated to operating expense using a systematic and rational method. The Company has accreted approximately $22,000 and $44,000 for the three and six months ended June 30, 2017, respectively, and approximately $3,000 and $6,000 for the three and six months ended June 30, 2016, respectively.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

The Company uses the entitlements method of accounting for oil, natural gas and natural gas liquid (NGL) revenues. Should sales proceeds be in excess of the Company's entitlement, these amounts will be included in accrued liabilities and the Company's share of sales taken by others will be included in other assets in the accompanying consolidated balance sheets. The Company had no material oil, natural gas or NGL entitlement assets or liabilities as of June 30, 2017 and December 31, 2016.

All revenue proceeds relating to third-party royalty owners not remitted by the end of a reporting period are accounted for in revenue payable. As of June 30, 2017 and December 31, 2016, the Company had approximately $3.3 million and $1.3 million, respectively, of such revenue proceeds recorded in accrued liabilities.

Major Customers

During the three and six months ended June 30, 2017 and 2016, the Company’s major customers as a percentage of total revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Texican Natural Gas Company	82%	74%	80%	75%
Energy Transfer Partners, L.P.	17%	16%	20%	16%
Others below 10%	1%	10%	-%	9%
	100%	100%	100%	100%

Impairment of Long-Lived Assets

The Company accounts for long-lived assets (other than oil and natural gas properties) at cost. Other long-lived assets consist principally of property and equipment and identifiable intangible assets with finite useful lives (subject to depreciation and amortization). The Company may impair these assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

Loss Per Share

Basic loss per share was calculated by dividing loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The weighted average common shares outstanding include issued and outstanding shares of common stock and shares issuable for little or no consideration. The calculation of diluted loss per share includes the weighted average common shares outstanding plus the potential dilutive impact of shares issuable upon the conversion of debt or preferred stock, unvested restricted stock and exercise of warrants and options during the period, unless their effect is anti-dilutive. At June 30, 2017 and December 31, 2016, shares underlying conversion of term loan, restricted stock units, restricted stock, options, warrants and preferred stock have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred.

The Company had the following shares of common stock equivalents at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Stock Options	7,158,500	5,956,833
Restricted Stock Units	9,999	149,584
Restricted Stock	1,249,152	1,068,305
Series B Preferred Stock	-	15,454,545
Stock Purchase Warrants (1)	12,523,045	12,392,776
Conversion of Term Loan	13,572,950	-
	34,513,646	35,022,043

(1)	Exclude 3,522,735 warrants exercisable at $0.01 per share as of December 31, 2016. There were no warrants exercisable at $0.01 per share as of June 30, 2017.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position and/or results of operations.

On July 13, 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part ASU 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Redeemable Noncontrolling Interests with a Scope Exception.” Part I of the ASU simplifies the accounting for certain financial instruments with down round features by requiring companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. Part II of the ASU is not applicable to the Company since it addresses concerns relating to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests. The provisions of this new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all organizations. The Company will adopt this ASU at its effective date. The Company expects the adoption of this ASU would not significantly impact the future consolidated financial statements on its derivative instrument that is outstanding at June 30, 2017.

On May 17, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company will adopt this ASU at its effective date. The Company expects the adoption of this ASU would only impact the future consolidated financial statement as and when there is a modification to its share-based award agreements.

On February 22, 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, to clarify the scope of asset derecognition guidance and provide new guidance on the accounting for partial sales of nonfinancial assets. This guidance provides greater detail on what types of transactions should be accounted for within the scope of FASB Accounting Standards Codification (“ASC”) subtopic 610-20. The effective date for this update for public entities is for annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

On January 5, 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this ASU on January 1, 2017, and expects that the adoption of this ASU could have a material impact on future consolidated financial statements as there may be acquisitions that are no longer considered to be business combinations.

On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash (Topic 230),” to clarify the presentation of restricted cash in the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents. In addition, changes in cash and cash equivalents, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing section of the cash flow statement. The amendments are effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this ASU at effective date and expects the adoption of this ASU to affect only the consolidated statement of cash flows. As of June 30, 2017, the Company has $0.6 million of restricted cash associated with short-term escrow held on a drilling rig.

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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU will simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2017 with early adoption permitted. The Company adopted this ASU on January 1, 2017. The Company grants primarily qualified incentive stock options which do not require the Company to withhold any income taxes when these options are exercised. As of June 30, 2017, none of the four employees who have non-qualified stock options have exercised their vested options. During the three months ended June 30, 2017, the Company withheld income taxes for vested restricted shares but these tax withholdings were processed by a third-party payroll service company. The tax withholding payments were received from the employees within a week following the Company’s payment to the third-party payroll service company. As a result, these funds flowed through the operating section of the Company’s consolidated statement of cash flows and had no impact on its consolidated statement of operations.

On March 14, 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard will be effective for the Company on January 1, 2017. As of January 1, 2017, the date of adoption and as of June 30, 2017, the Company has identified that the conversion feature of its debt instrument as an embedded derivative which meets the criteria to be bifurcated from its host contract, the Second Lien Credit Agreement, and accounted for separately from the debt instrument.

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies to recognize the assets and liabilities for the rights and obligations created by long-term leases of assets on the balance sheet. The guidance requires adoption by application of a modified retrospective transition approach for existing long-term leases and is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Oil and natural gas leases are scoped out of the new ASU. As of June 30, 2017, the Company currently has only one operating lease within the scope of this standard that expires in less than 2 years. The effect of this guidance relating to the Company’s existing long-term leases is expected to require additional disclosures, and is currently evaluating the impact that this ASU would have on the Company’s consolidated financial statements.

On May 28, 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers and requires significantly expanded disclosures about revenue recognition. ASU 2014-09 has been amended several times with subsequent ASUs including ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2014-09 will be effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The guidance under these standards is to be applied using a full retrospective method or a modified retrospective method. The Company does not plan to adopt early and is evaluating whether to apply the retrospective approach or modified retrospective approach with the cumulative effect recognized at initial application.  The Company currently has primarily upstream oil and natural gas revenue contracts and has recently executed a gas gathering contract. As such, the Company is currently evaluating the impact this ASU is expected to have on its consolidated financial statements from both its upstream and midstream revenue contracts.  The Company is also in the process of evaluating the impact that this ASU would have on various components of its internal control over financial reporting and any changes that the Company may need to make to relevant business and control processes.

NOTE 3 - OIL AND NATURAL GAS PROPERTIES & OIL AND NATURAL GAS PROPERTY ACQUISITIONS AND DIVESTITURES

Divestiture of DJ Basin Properties

On March 31, 2017, the Company entered into a Purchase and Sale Agreement with Nanke Energy LLC for the divestiture of all of its oil and natural gas properties located in the Denver-Julesburg Basin (the “DJ Basin”) for consideration of $2 million, subject to customary post-closing purchase price adjustments. The sale of the Company’s DJ Basin assets did not significantly alter the relationship between capitalized costs and proved reserves, and as such, all proceeds were recorded as adjustments to the Company’s full cost pool with no gain or loss recognized. The DJ Basin assets were sold to a company owned by a former chief financial officer of the Company and therefore the divestiture is considered a related party transaction – see disclosure in Note 8, Related Party Transactions. The net proceeds of $1.08 million received on March 31, 2017 included an offset against $0.7 million of severance pay and $0.22 million of net sales adjustments due to the purchaser. The Company expects an immaterial purchase price adjustment to its full cost pool upon final settlement.

The following table sets forth a summary of oil and natural gas property costs (net of divestitures) not being amortized at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands)
Unproved unevaluated acreage:
Beginning balance	$24,461	$-
Lease purchases	15,485	546
Assets acquired	-	23,915
Total unproved acreage	$39,946	$24,461

Wells in progress:
Beginning balance	$7,453	$-
Additions	11,260	7,453
Reclassification to evaluated properties	(7,411)	-
Total wells in progress and not subject to DD&A	$11,302	$7,453

During the three and six months ended June 30, 2017 and 2016, no impairment was recorded on the Company’s oil and natural gas properties.

Depreciation, depletion and amortization expense related to proved properties was approximately $1.4 million and $2.5 million for the three and six months ended June 30, 2017, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

NOTE 4 - MERGER WITH BRUSHY RESOURCES, INC. AND RELATED TRANSACTIONS

On June 23, 2016, the Company completed the merger transaction contemplated by the Agreement and Plan of Merger dated as of December 29, 2015, as amended to date (the “Merger Agreement”) by and among the Company, Brushy and Lilis Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Merger Agreement, at the effective time (the “Effective Time”), Merger Sub merged with and into Brushy (the “Merger”), with Brushy continuing as the surviving corporation and becoming a wholly-owned subsidiary of Brushy. The Merger resulted in the acquisition of Brushy’s properties in the Delaware Basin as well as the majority of its current operating activity. The results of Brushy, since the closing date of the Merger, are included in the Company’s consolidated statement of operations. The Merger was effected through the issuance of approximately 5.785 million shares of common stock in exchange for all outstanding shares of Brushy common stock using a ratio of 0.4550916 shares of Lilis common stock for each share of Brushy common stock and the assumption of Brushy's liabilities, including approximately $11.4 million of outstanding debt with Independent Bank, Brushy’s former senior lender, and approximately $6.2 million of accounts payable, accrued expenses and asset retirement obligations. In connection with the closing of the Merger, Lilis paid-down $6.0 million of the principal amount outstanding on Brushy’s term loan with Independent Bank, made a cash payment of $500,000 to SOSV Investments, LLC (“SOS”), Brushy's former subordinated lender and issued a $1 million promissory note to SOS (the “SOS Note”), along with a warrant to purchase 200,000 shares of common stock (the “SOS Warrant”).

In connection with the Merger, Lilis incurred costs of approximately $3.22 million, including (i) $3.05 million of consulting, investment, advisory, legal and other Merger-related fees, and (ii) $170,000 of value in conjunction with the warrants issued to SOS recorded as additional Merger consideration.

Allocation of Purchase Price - The Merger was accounted for as a business combination, using the acquisition method. The following table represents the allocation of the total purchase price of Brushy to the assets and liabilities assumed based on the fair value on the closing date of the Merger.

The following table sets forth the Company’s purchase price allocation (in thousands, except share data and stock price):

Shares of Lilis common stock issued to Brushy shareholders		5,785,119
Lilis common stock closing price on June 23, 2016		$1.20
Fair value of common stock issued		$6,942
Cash consideration paid to SOS		500
SOS note		1,000
Fair value of SOS warrant		170
Warrant liability - repricing derivative		164
Advance to Brushy pre-merger		2,508
Total purchase price		11,284
Plus: liabilities assumed by Lilis
Current Liabilities
Accounts payable and accrued expenses	$5,447
Term loan - Independent Bank	11,379	16,826

Long-term debt		19
Asset retirement obligations		777
Amount attributable to liabilities assumed		17,622
		$28,906
Fair Value of Brushy Assets
Current Assets:
Cash	$706
Other current assets	624	$1,330

Oil and Natural Gas Properties:
Proved properties	7,512
Unproved properties	19,662	27,174

Other assets
Other property plant & equipment	42
Other assets	360	402
Total asset value		$28,906

Pro forma Financial Information - The following pro forma combined financial information was derived from the historical consolidated financial statements of Lilis and Brushy and gives effect to the Merger as if it had occurred on January 1, 2016 for the three and six months ended June 30, 2016. Below information reflects pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) Lilis’ common stock issued to convert Brushy’s outstanding shares of common stock as of the closing date of the Merger, (ii) adjustments to conform Brushy’s historical policy of accounting for its oil and natural gas properties from the successful efforts method to the full cost method of accounting, (iii) depletion of Brushy's fair-valued proved oil and natural gas properties, and (iv) the estimated tax impacts of the pro forma adjustments. The pro forma results of operations do not include any cost savings or other synergies that may result from the Merger or any estimated costs that have been or will be incurred by Lilis to integrate the Brushy assets. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Merger taken place on January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands, except per share amounts)

Revenue	$1,808	$2,630

Net loss	$(5,843)	$(10,511)

Net loss per common share basic and diluted	$(1.48)	$(3.06)

Weighted average shares outstanding:
Basic and diluted	3,946,573	3,431,122

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s derivative liability associated with the Second Lien Term Loan and warrants are measured using Level 3 inputs as follows:

Second Lien Term Loan Conversion Features: Under the terms of the Company’s Second Lien Term Loan, (the “Loan”) the lead lender has the option to convert 70% of the principal amount of each tranche of Loan, together with accrued and unpaid interest and the make-whole premium on such principal amount (together, the “Conversion Sum”), into shares of common stock. The make-whole premium is the cash amount to the excess of (a) the present value at such repayment, prepayment or acceleration date or the date the Obligations otherwise become due and payable in full of (1) the sum of the principal amount repaid, prepaid or accelerated plus (2) the interest accruing on such principal amount from the date of such repayment, prepayment or acceleration through the Maturity Date (excluding accrued but unpaid interest to the date of such repayment, prepayment or acceleration), such present value to be computed using a discount rate equal to the Treasury Rate plus 50 basis points discounted to the repayment, prepayment or acceleration date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), over (b) the principal amount of the Loan repaid, prepaid or accelerated. The number of shares issued will be based on the division of 70% of the Conversion Sum by the Conversion Price then in effect. The Company also has the option to cause the Loan to convert if, at the time of exercise of the Company’s conversion option, the closing price of the Company’s common stock has been at least 150% of the Conversion Price then in effect for at least 20 of the 30 immediately preceding trading days. The features of the Make-Whole Premium in the Loan require the conversion features to be recorded as embedded derivatives and bifurcated from its host contracts, the Second Lien Term Loan, and accounted for separately from the debt. The conversion features contained in the Loan are recorded as a derivative liability at fair value each reporting period based upon values determined through the use of discounted lattice models of the Second Lien Term Loan. Change in fair value is accounted for in the consolidated statement operations. At June 30, 2017, the fair value of the derivative liabilities associated with the Second Lien Term Loan conversion features was approximately $39.5 million. As a result, for the six months ended June 30, 2017, the Company recorded an unrealized loss of $2.8 million on the derivative liabilities associated with the Second Lien Term Loan conversion features.

The fair value of the holder conversion features was determined using a binomial lattice model based on certain assumptions including (i) the Company’s stock price, (ii) risk-free rate, (iii) expected volatility, (iv) the Company’s implied credit rating, and (v) the implied credit yield of the Loan.

Heartland Warrant Liability. On January 8, 2015, the Company entered into the Heartland Credit Agreement. In connection with the Heartland Credit Agreement, the Company issued a warrant to purchase up to 22,500 shares of the Company’s common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price and would also trigger in an adjustment to the warrant share. The change in fair value on the Heartland warrants was approximately $0.3 million and approximately $0.004 million for the three months ended June 30, 2017 and 2016, respectively. On June 14, 2017, the Company and Heartland executed an amended and restated warrant agreement whereby the Company issued 160,714 warrants at an exercise price of $3.50 to replace 22,500 warrants previously issued on January 8, 2015 at an exercise price of $25.00 per share to settle a disagreement regarding the fair value change of the 22,500 warrants issued pursuant to the anti-dilutive price protection provisions in the January 8, 2015 agreement. The amended and restated warrant agreement no longer contains the same anti-dilutive price protection provisions. As a result of the reissuance of the warrant, the Company recorded approximately $0.02 million of realized gain on the Heartland warrant liability during the six months ended June 30, 2017.

SOS Warrant Liability. On June 23, 2016, in conjunction with the merger with Brushy in June 2016, the Company issued to SOS a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price. For the six months ended June 30, 2017, the Company incurred an unrealized gain in the fair value of the derivative liability related to the warrant of approximately $0.2 million.

Bristol Capital, LLC Warrant Liability. On September 2, 2014, the Company entered into a Consulting Agreement with Bristol Capital, LLC (“Bristol”), pursuant to which the Company issued to Bristol a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $20.00 per share (or, in the alternative, 100,000 options, but in no case, both). The agreement has a price protection feature that will automatically reduce the exercise price if the Company enters into another consulting agreement pursuant to which warrants are issued with a lower exercise price, which triggered in year 2016.  On March 14, 2017, the Company issued 77,131 shares of common stock to Bristol pursuant to a settlement agreement for a cashless exercise of the warrant.  The Bristol warrant was also revalued on March 14, 2017 resulting in a realized gain in fair value of $0.8 million for the six months ended June 30, 2017 and decreasing the Bristol derivative liability to $0.4 million.   As a result of the cashless exercise, the Company reclassified the $0.4 million of Bristol derivative liability to additional paid-in capital as of June 30, 2017.

The following table provides a summary of the recurring fair values of assets and liabilities measured at fair value (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Warrant liabilities	-	-	(317)	(317)
Second Lien Term Loan conversion features	-	-	(39,526)	(39,526)
Total recurring fair value measurements	$-	$-	$(39,843)	$(39,843)

December 31, 2016	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Warrant liabilities	-	-	(1,400)	(1,400)
Total recurring fair value measurements	$-	$-	$(1,400)	$(1,400)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities during the six months ended June 30, 2017 and 2016 (in thousands):

	Second Lien Term Loan Conversion Features	Bristol/ Heartland/SOS Warrant Liabilities	Total

Balance at January 1, 2017	$-	$(1,400)	$(1,400)
Issuance	(36,741)	-	(36,741)
Cashless exercise of warrants	-	371	371
Change in fair value of derivative liabilities	(2,785)	712	(2,073)
Balance at June 30, 2017	$(39,526)	$(317)	$(39,843)

	Convertible Debenture Derivative Liability	Bristol/ Heartland/SOS Warrant Liabilities	Incentive Bonus	Total

Balance at January 1, 2016	$(6)	$(56)	$(223)	$(285)
Reversal of accrued bonus	-	-	223	223
Additional liability	-	(164)	-	(164)
Converted to equity	43	-	-	43
Change in fair value of liability	(37)	(60)	-	(97)
Balance at June 30, 2016	$-	$(280)	$-	$(280)

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include proved and unproved oil and natural gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2017 and 2016.

NOTE 6 - LONG-TERM DEBTS

	June 30,	December 31,
	2017	2016
	(In thousands)
Term Loans (see table below):
6% Senior Secured Term Loan, due 2019, net of debt issuance costs	$-	$29,214
6% Bridge Loan associated with the amended First Lien Term Loan, net of debt issuance costs	14,903	-
8.25% Second Lien Term Loan, net of debt issuance costs and debt discount	46,396	-
6% note payable to SOS Investment, LLC, due 2019	1,000	1,000
Notes payable - other	19	29
Total long-term debts:	62,318	30,243
Less: current portion	(16)	(17)
Total long-term debts, net of current portion:	$62,302	$30,226

At June 30, 2017 and December 31, 2016, the carrying amounts of the Term Loans were as follows:

	Principal Amount	Paid-in- kind Interest	Unamortized Debt Issuance Costs & Debt Discount	Carrying Amount
June 30, 2017:
Bridge Loan associated with the amended First Lien Term Loan, due September 2019	$15,000	$165	$(262)	$14,903
Second Lien Term Loan, due April 2021	80,000	1,176	(34,780)	46,396
Total:	$95,000	$1,341	$(35,042)	$61,299

December 31, 2016:
Senior Secured Term Loan, due 2019	$31,000	$-	$(1,786)	$29,214
Total:	$31,000	$-	$(1,786)	$29,214

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

The First Lien Credit Agreement provided for a $50 million three-year senior secured term loan with initial commitments of $31 million. On February 7, 2017, pursuant to the terms of the First Lien Credit Agreement, the Company exercised the accordion advance feature, increasing the aggregate principal amount outstanding under the term loan from $31 million to $38.1 million (the “Existing Term Loan”).

In connection with the exercise of the accordion advance feature for $7.1 million, the Company incurred $0.4 million in commitment fees and also amended certain warrants held by the lenders to purchase up to approximately 738,638 shares of common stock, such that the exercise price per share was lowered from $2.50 to $0.01. The Company accounted for these repriced warrants as additional debt discount to the Existing Term Loan for $1.0 million, to be accreted, together with the remaining $0.6 million debt discount at December 31, 2016, over the remaining term of the loan. On April 26, 2017, the Company fully paid off the amount outstanding of $38.1 million including accrued interest on the First Lien Term Loan. As a result, for the three and six months ended June 30, 2017, the Company fully amortized approximately $1.5 million and approximately $1.6 million of deferred financing costs, respectively. These amounts were recorded as a non-cash component of interest expense.

Amendments to First Lien Credit Agreement

On April 24, 2017, and subsequently on April 26, 2017 and July 25, 2017, the Company entered into the first, second and third amendments (together, the “First Lien Amendments”), respectively, to the Company’s First Lien Credit Agreement. The First Lien Amendments, among other things, added Lilis Operating and Hurricane Resources as guarantors under the credit agreement, added certain lenders, and extended further credit in the form of a bridge loan in an aggregate principal amount of $15.0 million (the “Bridge Loan”). The Bridge Loan was fully drawn on April 24, 2017, and are secured by the same first priority liens on substantially all of the Company’s assets as the Existing Term Loan.

On April 26, 2017, in connection with the closing of the Second Lien Credit Agreement, the Company paid off the Existing Term Loans in full including accrued and unpaid interest thereon.

The First Lien Credit Agreement, as amended by the First Lien Amendments, provides that the unpaid principal of the Bridge Loan will bear cash interest at a rate per annum of (i) 6% for the first six months after the execution of the Amendment and (ii) thereafter, so long as any Bridge Loan is outstanding, a rate of 10%. Additionally, the unpaid principal of the Bridge Loan will bear interest at a rate per annum of 6% compounded quarterly in arrears and payable only in-kind. The Bridge Loan matures on October 21, 2018, and may be repaid in whole or part at any time by the Company, subject to payment of certain specified prepayment premiums. The Bridge Loan is subject to mandatory prepayment with the net proceeds of certain asset sales and casualty events, subject to the right of the Company to reinvest the net proceeds of asset sales and casualty events within 180 days.

Second Lien Credit Agreement

On April 26, 2017, the Company entered into a Second Lien Term Loan Credit Agreement, as amended (the “Second Lien Credit Agreement”) by and among the Company, the Guarantors, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the “Lenders”), including Värde Partners, Inc., as lead lender (the “Lead Lender”) comprised of convertible loans in an aggregate initial principal amount of up to $125 million in two tranches. The first tranche consists of an $80 million term loan (the “Second Lien Term Loan”), which was fully drawn and funded on April 26, 2017. The second tranche consists of up to $45 million in delayed-draw term loan (the “Delayed-Draw Loan” and, together with the Second Lien Term Loan, the “Second Lien Loans”) to be funded on or before February 28, 2019, at our request, subject to certain conditions, in a single draw or in multiple draws. Each tranche of Second Lien Loans will bear interest at a rate per annum of 8.25%, compounded quarterly in arrears and payable only in-kind by increasing the principal amount of the loan by the amount of the interest due on each interest payment date.

The Second Lien Loans are secured by second priority liens on substantially all of the Company’s and the Guarantors’ assets, including their oil and natural gas properties located in the Delaware Basin, and all of the obligations thereunder are unconditionally guaranteed by each of the Guarantors.

The Second Lien Loans mature on April 26, 2021. The Loans are subject to mandatory prepayment with the net proceeds of certain asset sales, casualty events and debt incurrences, subject to the right of the Company to reinvest the net proceeds of asset sales and casualty events within 180 days and, in the case of asset sales and casualty events, prepayment of the Bridge Loan. The Company may not voluntarily prepay the Loans prior to March 31, 2019 except (a) in connection with a Change of Control (as defined in the Second Lien Credit Agreement) or (b) if the closing price of our common stock on the principal exchange on which it is traded has been equal to or greater than 110% of the Conversion Price (as defined below) for at least 20 of the 30 trading days immediately preceding the prepayment. The Company will be required to pay a make-whole premium in connection with any mandatory or voluntary prepayment of the Loans.

Each tranche of the Loans is separately convertible at any time, in full and not in part, at the option of the Lead Lender, as follows:

•	70% of the principal amount of each tranche of Loans, together with accrued and unpaid interest and the make-whole premium on such principal amount, will convert into a number of newly issued shares of common stock determined by dividing the total of such principal amount, accrued and unpaid interest and make-whole premium by $5.50 (subject to certain customary adjustments, the “Conversion Price”); and

•	30% of the principal amount of each tranche of Loans, together with accrued and unpaid interest and the make-whole premium on such principal amount, will convert on a dollar for dollar basis into a new term loan (the “Take Back Loans”).

The terms of the Take Back Loans will be substantially the same as the terms of the Loans, except that the Take Back Loans will not be convertible and will bear interest payable in cash at a rate of LIBOR plus 9% (subject to a 1% LIBOR floor).

Additionally, the Company will have the option to convert the Loans, in whole or in part, into shares of common stock at any time or from time to time if, at the time of exercise of the Company’s conversion option, the closing price of the common stock on the principal exchange on which it is traded has been at least 150% of the Conversion Price then in effect for at least 20 of the 30 immediately preceding trading days. Conversion at the Company’s option will occur on the same terms as conversion at the Lender’s option.

As discussed in Note 5, Fair Value of Financial Instruments, above and Note 7, Derivatives, below, the Company separately accounts for the embedded conversion features as a derivative instrument in accordance with accounting guidance relating to recording embedded derivatives at fair value. The initial fair value of the embedded derivatives is recorded as a debt discount to the convertible Second Lien Term Loan. The debt discount is amortized over the term of the Second Lien Term Loan using effective interest rate.

SOS Note

On June 30, 2016, pursuant to the Merger Agreement and as a condition of the Fourth Amendment, the Company was required to make a cash payment of $500,000 to SOS, and also executed a subordinated promissory note with SOS, for $1 million, at an interest rate of 6% per annum which matures on June 30, 2019. In conjunction with the cash payment and the note, the Company also issued 200,000 warrants at an exercise price of $25.00. The Company accounted for the cost of warrants of $0.2 million as part of the Merger transaction costs for the year ended December 31, 2016.

Interest Expense

The components of interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest on term loans	$330	$130	$847	$217
Interest on notes payable	15	9	29	9
Interest on convertible notes and debentures (1)	-	329	-	881
Paid-in-kind interest on term loans	1,341	-	1,341	-
Amortization of debt financing costs on term loans	1,495	193	1,622	220
Amortization of discount on term loans	3,473	1,608	3,588	2,276
Total:	$6,654	$2,269	$7,427	$3,603

(1)	These convertible notes and debentures including accrued interest were fully converted into the Company’s common stock upon closing of the Brushy merger on June 23, 2016.

NOTE 7 - DERIVATIVES

As discussed in Note 5, the Second Lien Term Loan contains conversion features that are exercisable at the option of the lender or the borrower. The conversion features have been identified as embedded derivatives which (i) contain economic characteristics that are not clearly and closely related to the host contract, the Second Lien Term Loan, and (ii) separate, stand-alone instruments with similar terms would qualify as derivative instruments. As such, the conversion features were bifurcated and accounted for separately from the Second Lien Term Loan. The conversion features are recorded at fair value for each reporting period with changes in fair value included in the consolidated statement of operations for the three and six months ended June 30, 2017. The Company recorded a derivative liability associated with the Second Lien Term Loan at fair value of approximately $36.7 million at issuance date on April 26, 2017. As of June 30, 2017, the fair value of the derivative liability was approximately $39.5 million resulting in the Company recognizing an unrealized loss of approximately $2.8 million in its consolidated statement of operations for the three and six months ended June 30, 2017. There were no derivative liabilities associated with convertible debt instruments for the three and six months ended June 30, 2016. In addition, as of June 30, 2017 and December 31, 2016, the Company‘s outstanding derivative liabilities included the fair value of the derivative liabilities associated with the SOS warrants totaled $0.3 million and $0.2 million, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017 and 2016, the Company was engaged in the following transactions with related parties:

		Six Months Ended June 30,
Related Party	Transactions	2017	2016
		($ in thousands)
More than 5% Shareholder:
TRW	Cash paid for Series B Preferred Stock offering fees and broker warrants to purchase up to 452,724 shares of common stock, at an exercise price of $1.30 per share, exercisable on or after September 17, 2016.	$-	$500
	Reinvested fee for 150 shares of Series B Preferred Stock and 68,182 warrants at exercise price of $2.50 per share.	-	150
	Converted shares of Series A Preferred Stock into common stock upon the closing of the Brushy merger on June 23, 2016.	-	529
	Cash paid for advance fee on Convertible Notes and the cash was reinvested in 350 shares of Series B Preferred Stock.	-	350
	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017. These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	-	400

		Six Months Ended June 30,
Related Party	Transactions	2017	2016
		($ in thousands)
	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the six months ended June 30, 2017.	520	-
	Participated in private placement transaction on February 28, 2017	796
	Sublet office space in New York to the Company for rent of $10,000 per month beginning January 1, 2017.	60	-
	Warrants exercised at $0.01 per share during the six months ended June 30, 2017.	17	-
	Total:	$1,393	$1,929

Pierre Caland (Wallington Investment Holdings, Ltd)	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the six months ended June 30, 2017.	$273	$250
	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017. These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	-	300
	Converted the holdings of Debentures entered into on December 29, 2015 into common stock upon the closing of the Brushy merger on June 23, 2016.	-	2,090
	Converted shares of Series A Preferred Stock into common stock upon the closing of the Brushy merger on June 23, 2016.	-	125
	Participated in private placement transaction on February 28, 2017	1,100	-
	Total:	$1,373	$2,765

Bryan Ezralow	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the six months ended June 30, 2017.	$628	$1,300
	Converted the holdings of Debentures entered into on December 29, 2015 into common stock through EZ Colony Partners, LLC owned by Bryan Ezralow upon the closing of the Brushy merger on June 23, 2016.	-	1,540
	Warrants exercised at $0.01 per share during the six months ended June 30, 2017.	21	-
	Participated in private placement transaction on February 28, 2017	1,400	-
	Total:	$2,049	$2,840

		Six Months Ended June 30,
Related Party	Transactions	2017	2016
		($ in thousands)
Mark Ezralow	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the six months ended June 30, 2017.	$574	$-
	Warrants exercised at $0.01 per share during the six months ended June 30, 2017.	18	-
	Participated in private placement transaction on February 28, 2017.	1,200	-
	Total:	$1,792	$-

J. Steven Emerson	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the six months ended June 30, 2017.	$1,639	$-
	Warrants exercised at $0.01 per share during the six months ended June 30, 2017.	30	-
	Participated in private placement transaction on February 28, 2017	2,500	-
	Total:	$4,169	$-

Steve B. Dunn and Laura Dunn Revocable Trust dated 10/28/10	Converted the holdings of Debentures entered into on December 29, 2015 into common stock upon the closing of the Brushy merger on June 23, 2016.	$-	$1,020
	Total:	$-	$1,020

Rosseau Asset Management Ltd	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the six months ended June 30, 2017.	$2,185	$1,028
	Warrants exercised at $0.01 per share during the six months ended June 30, 2017.	2	-
	Total:	$2,187	$1,028

Investor Company	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the six months ended June 30, 2017.	$4,318	$-
	Warrants exercised at $0.01 per share during the six months ended June 30, 2017.	23	-
	Total:	$4,341	$-

		Six Months Ended June 30,
Related Party	Transactions	2017	2016
		($ in thousands)
LOGiQ Capital (Front Street)	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the six months ended June 30, 2017.	$3,199	$-
	Warrants exercised at $0.01 per share during the six months ended June 30, 2017.	1	-
	Total:	$3,200	$-

Directors and Officers:
Nuno Brandolini (Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017. These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$-	$150
	Converted shares of Series A Preferred Stock into common stock upon the closing of the Brushy merger on June 23, 2016.	-	100
	Warrants exercised at $0.10 per share during the six months ended June 30, 2017.	4	-
	Total:	$4	$250

General Merrill McPeak (Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017. These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$-	$250
	Converted shares of Series A Preferred Stock into common stock upon the closing of the Brushy merger on June 23, 2016.	-	250
	Total:	$-	$500

R. Glenn Dawson (Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017. These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$-	$50
	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the six months ended June 30, 2017.	130	-
	Total:	$130	$50

Ronald D Ormand (Executive Chairman)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017 through the Bruin Trust.(1) These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$-	$1,150
	Participated in Series B Preferred Stock offering in 2016 and converted into common stock in 2017 through Perugia Investment LP(2) during the six months ended June 30, 2017.	1,093	1,000
	Converted shares of Series A Preferred Stock into common stock through Perugia Investment LP upon the closing of the Brushy merger on June 23, 2016.	-	500
	Warrants exercised at $0.10 per share during the six months ended June 30, 2017.	4	-
	Total:	$1,097	$2,650

		Six Months Ended June 30,
Related Party	Transactions	2017	2016
		($ in thousands)
Abraham Mirman (former Chief Executive Officer and Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017 through The Bralina Group, LLC.(2). These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$1,803	$750
	Participated in Series B Preferred Stock offering in 2016 and converted into common stock in 2017 through the Bralina Group, LLC.	-	1,650
	Converted shares of Series A Preferred Stock into common stock upon the closing of the Brushy merger on June 23, 2016.	-	250
	Total:	$1,803	$2,650

Brennan Short (Chief Operating Officer)	Consulting fees paid to MMZ Consulting, Inc which is owned by Mr. Short. Mr. Short is the sole member of the corporation.	$203	$-
	Golf tournament charges and telephone charges billed by MMZ Consulting, Inc and claimed through expense report	1	-
	Total:	$204	$-

Kevin Nanke (former Chief Financial Officer)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017. These notes were converted into the Company’s common stock upon the closing of the Brushy merger on June 23, 2016.	$-	$100
	Participated in Series B Preferred Stock offering in 2016 and converted into common stock in 2017 through KKN Holdings LLC during the six months ended June 30, 2017	219	200
	Warrants exercised at $0.01 per share during the six months ended June 30, 2017.	4	-
	Purchased the DJ Basin properties from the Company through Nanke Energy, LLC on January 31, 2017.	2,000	-
	Total:	$2,223	$300

(1)	An irrevocable trust managed by Jerry Ormand, Mr. Ormand's brother, as trustee and whose beneficiaries are the adult children of Ronald Ormand.

(2)	Mr. Ormand has sole voting and dispositive power over the securities held by Perugia Investment LP.

(3)	Mr. Mirman has shared voting and dispositive power over the securities held by The Bralina Group, LLC with Susan Mirman.

NOTE 9 - SHAREHOLDERS’ EQUITY

Authorized Shares of Common Stock

On May 2, 2017, the Board of Directors authorized the amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock by 50 million from the prior level of 100 million. This amendment was also approved by majority of the shareholders on July 13, 2017. There was no change in the stated par value of the shares as a result of this amendment.

Conditionally Redeemable 6% Preferred Stock

In August 2014, the Company designated 2,000 shares of its authorized preferred stock as Conditionally Redeemable 6% Preferred Stock, or (the “Redeemable Preferred”). All 2,000 shares of Redeemable Preferred were issued in September 2014, pursuant to the Settlement Agreement with Hexagon, LLC (f/k/a Hexagon Investments, LLC) (“Hexagon”). The Redeemable Preferred had a par value and stated value $1,000 per share and was not convertible into common stock or any other securities of the Company. Except as otherwise required by law, holders of the Redeemable Preferred were not entitled to voting rights.

Effective as of April 24, 2017, the Company redeemed, in full, the Company’s Redeemable Preferred (as defined above in Note 9). In accordance therewith, the Company and Hexagon, the only holder of the Redeemable Preferred, entered into a Settlement and Release Agreement (the “Settlement Agreement”), which sets forth the terms of the redemption. In addition, the Settlement Agreement resolves certain other issues related to liability reimbursements on certain oil and natural gas properties that had previously been alleged by Hexagon. Accordingly, all prior issues with Hexagon have been resolved and the Redeemable Preferred has been redeemed in full.

Series B 6% Convertible Preferred Stock

On June 15, 2016, the Company entered into a purchase agreement for the private placement of 20,000 shares of its Series B Preferred Stock, along with detachable warrants to purchase up to 9,090,926 shares of common stock, at an exercise price of $2.50 per share, for aggregate gross proceeds of $20 million. The Series B Preferred Stock was converted in full as of June 30, 2017, as described below.

Each share of Series B Preferred Stock was convertible, at the option of the holder, subject to adjustment under certain circumstances into shares of common stock of the Company at a conversion price of $1.10. Except as otherwise required by law, holders of the Series B Preferred Stock were not be entitled to voting rights. The Series B Preferred Stock was convertible at any time, subject to certain conditions, at the option of the holders, or at the Company’s discretion when the Company’s common stock trades above $10.00 (subject to any reverse or forward stock splits and the like) for ten consecutive days. In addition, the Company had the right to redeem the shares of Series B Preferred Stock, along with any accrued and unpaid dividends, at any time, subject to certain conditions set forth in the Certificate of Designation. The holders of the Series B Preferred Stock were entitled to receive a dividend payable (subject to certain conditions set forth in the Certificate of Designation), in cash or shares of common stock of the Company, at the election of the Company, at a rate of 6% per annum.

On April 25, 2017, the Company entered into a Series B 6.0% Convertible Preferred Stock Conversion Agreement (the “Conversion Agreement”), with all of the holders of the outstanding Series B 6% Convertible Preferred Stock (the “Series B Holders”) to convert any outstanding shares of Series B 6% Convertible Preferred Stock including an increase in the stated value of to reflect dividends that would have accrued through December 31, 2017 in the amount of approximately 14.3 million shares of common stock. On the same date, the Series B Holders further agreed to adopt the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock (“A&R COD”) in order to remove certain restrictions contained therein with respect to beneficial ownership limitations, a condition of the Conversion Agreement. The A&R COD became effective on April 26, 2017, resulting in the automatic conversion of all outstanding Series B 6% Convertible Preferred Stock. As a result of the automatic conversion, the Company recognized $4.4 million and $4.6 million of dividends and deemed dividends on the Series B 6% Preferred Stock during the three and six months ended June 30, 2017, respectively.

The Conversion Agreement contained customary representations and warranties by the Series B Holders and other agreements and obligations of the parties.

Private Placement

On February 28, 2017, the Company entered into a Securities Subscription Agreement (the “Subscription Agreement”) with certain institutional and accredited investors in connection with a private placement the (“March 2017 Private Placement”) to sell 5.2 million units, consisting of approximately 5.2 million shares of common stock and warrants to purchase approximately an additional 2.6 million shares of common stock. Each unit consists of one share of common stock and a warrant to purchase 0.50 shares of common stock (each, a “Unit”), at a price per unit of $3.85. Each warrant has an exercise price of $4.50 and may be subject to redemption by the Company, upon prior written notice, if the price of the Company’s common stock closes at or above $6.30 for twenty trading days during a consecutive thirty trading day period. As of June 30, 2017, the Company received aggregate gross proceeds of $20.0 million and issued 5,194,821 shares of common stock and 2,597,420 warrants to purchase shares of common stock.

Warrants

The following table provides a summary of warrant activity for the six months ended June 30, 2017:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2017	15,915,511	$3.34
Warrants issued in connection with private placement	2,597,420	4.50
Warrants issued to Heartland	160,714	3.50
Exercised, forfeited, or expired	(6,150,600)	(0.39)
Outstanding at June 30, 2017	12,523,045	$4.59

NOTE 10 - SHARE BASED AND OTHER COMPENSATION

The Company’s stock-based compensation consisted of the following:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed	$3,273	$6,113	$9,386	$1,731	$10	$1,741
Unrecognized stock-based compensation costs	$7,669	$2,094	$9,763	$3,050	$120	$3,170
Weighted average amortization period remaining	0.82	0.74	-	1.99	0.87	-

Restricted Stock

A summary of restricted stock grant activity pursuant to the 2016 Plan for the six months ended June 30, 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2017	1,068,305	$1.55
Granted	1,313,845	$4.50
Vested and issued	(821,580)	$(4.39)
Forfeited	(311,418)	$(4.61)
Outstanding at June 30, 2017	1,249,152	$2.01

Restricted Stock Units

A summary of restricted stock unit grant activity pursuant to the 2012 Plan for the six months ended June 30, 2017 is presented below.

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2017	149,584	$10.56
Vested and issued	(139,585)	4.77
Cancelled or forfeited	-	-
Outstanding at June 30, 2017	$9,999	$1.60

Stock Options

A summary of stock option activity for the six months ended June 30, 2017 is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2017	5,956,833	$2.04	2,208,757	9.7
Granted	2,897,500	$4.72	-	-
Exercised	(236,896)	$(1.34)	-	-
Forfeited or cancelled	(1,458,937)	$(2.95)	-	-
Outstanding at June 30, 2017	7,158,500	$3.70	3,481,374	9.4

During the six months ended June 30, 2017, options to purchase 2,897,500 shares of the Company’s common stock were granted under the 2016 Plan. The weighted average fair value of these options was $2.62. The fair values were determined using the Black-Scholes-Merton option valuation method assuming no dividends, a risk-free interest rate ranging from 1.21% to 1.45%, a weighted average expected life of 2 years and weighted-average volatility of 100.5%

The options to purchase 2,897,500 shares of the Company’s common stock include the following:

(i)	Options granted to employees of the Company to purchase 2,147,500 shares of the Company’s common stock during the six months ended June 30, 2017; and

(ii)	On June 16, 2017, the Company cancelled 250,000 of the options granted in June 2016 and all of the 500,000 options granted in December 2016 to an executive due to option grants that were in excess of the 2016 individual Plan limits. Additional options to purchase 750,000 shares of the Company’s common stock, 389,657 restricted shares and cash in an amount of $87,922 were awarded and paid to the executive to replace the cancelled option grants. The Company accounted for the replacement award as a modification of the terms of the cancelled award in accordance with ASC 718-20-35-8 “Cancellation of an award accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuation consideration.” As a result, during the six months ended June 30, 2017, the Company recorded incremental compensation of approximately $0.5 million which was the excess of the fair value of the vested replacement award over the fair value of the cancelled awards. The incremental fair value of the unvested replacement awards will be amortized over the remaining vesting period.

As of June 30, 2017, total unrecognized compensation costs relating to the outstanding options was approximately $7.7 million, which is expected to be recognized over the remaining vesting period of approximately 0.82 years.

NOTE 11 - SUPPLEMENTAL NON-CASH TRANSACTIONS

The following table presents the supplemental disclosure of cash flow information for the six months ended June 30, 2017 and 2016 (in thousands);

	Six Months Ended June 30,
	2017	2016
Non-cash investing and financing activities excluded from the statement of cash flows:
Conversion of Series B Preferred Stock and accrued dividends to common stock	$14,087	$-
Common stock issued for Brushy’s common stock	-	6,942
Common stock issued for Series A Preferred Stock and accrued dividends	-	8,221
Common stock issued for convertible debentures and accrued interests	-	8,724
Common stock issued for convertible notes And accrued interest	-	7,602
Warrants issued for fees associated with Series B 6% Preferred Stock	-	7,880
Series B 6% Preferred Stock subscribed	-	2,100
Commitment fees offset by issuance of common stock for Private Placement	250	-
Fair value of warrants issued and repriced as debt discount	1,031	1,479
Increase in final settlement on the divestiture of DJ Basin properties in accrued liabilities	584	-
Cashless exercise of warrants	371	-
Change in capital expenditures for drilling costs in accrued liabilities	871	-
Issuance of common stock for drilling services	96	-
Deemed dividends on Series B 6% Convertible Preferred Stock associated with beneficial conversion features	3,767	-
Fair value of derivative liabilities associated with conversion features of Second Lien Term Loan	36,741	-

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At June 30, 2017, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and natural gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and natural gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of June 30, 2017, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect on the financial condition of the Company.

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

NOTE 13 - SUBSEQUENT EVENTS

On August 1, 2017, the Securities and Exchange Commission filed a civil complaint against multiple parties, including our former Chief Executive Officer Abraham Mirman. The allegations in the complaint are unrelated to the business of the Company, and predate Mr. Mirman’s tenure with the Company.

Departure of Chief Executive Officer and Director

On August 3, 2017, Abraham Mirman notified us of his resignation as our Chief Executive Officer, and as a member of the Board, effective as of August 4, 2017 (the “Separation Date”). Mr. Mirman also resigned from all positions held with our subsidiaries. Mr. Mirman’s decision to resign was not the result of any disagreement with us, the Board, or management, or any matter relating to our operations, policies or practices.

In connection with Mr. Mirman’s resignation, we entered into a Separation and Consulting Agreement with him on August 3, 2017 (the “Mirman Agreement”), setting forth the terms of Mr. Mirman’s separation from the Company and his prospective consulting services.

Pursuant to the terms of the Mirman Agreement, in satisfaction of any and all obligations under his employment agreement, and provided that Mr. Mirman does not exercise his right to revoke the Mirman Agreement within eight days of its execution, Mr. Mirman will receive the following severance payments, subject to applicable employer and employee withholding by the Company: (1) accrued benefits (including base salary, vacation pay and reimbursements) that are unpaid as of the Separation Date, (2) a lump-sum cash payment of $1,000,000, (3) premium payments for continuing COBRA coverage for 18 months or until Mr. Mirman obtains alternative coverage, whichever is earlier, and (4) reimbursement of reasonable attorneys’ fees incurred in connection with his separation. Any unvested shares of restricted stock or unvested stock options which were previously awarded to Mr. Mirman will vest on August 12, 2017.

Gas Gathering, Processing and Purchase Agreement

On August 10, 2017, the Company entered into a gas gathering, processing and purchase agreement (the “Gathering Agreement”) with Lucid Energy Delaware, LLC (“Lucid”), pursuant to which Lucid will receive, gather and process the Company’s committed gas production from certain production areas located in Lea County, New Mexico and in Loving and Winkler Counties, Texas. Subject to the Company’s take-in-kind rights set forth in the Gathering Agreement, Lucid will purchase the residue gas and plant products allocated to the Company pursuant to the terms and conditions of the Gathering Agreement. To the extent that the Company elects to take such residue gas and plant products in-kind, Lucid shall re-deliver such residue gas and plant products at certain delivery points for downstream transportation. The Gathering Agreement has a term of 10 years that automatically renews on a year-to-year basis until terminated by either party pursuant to the terms of the Gathering Agreement. The Company will pay Lucid fees for the gathering and processing of all committed gas and for such other services provided as set forth in the Gathering Agreement.

Lead Lenders’ Right to Appoint a Member to the Board of Directors

Pursuant to the terms of the Second Lien Credit Agreement, the Lead Lenders have the right to appoint up to two members to the Board upon conversion of the Second Lien Term Loan, based on the percentage of outstanding common stock held by the Lead Lenders at the time of conversion. On August 12, 2017, the Company and the Lead Lenders entered into a letter agreement pursuant to which the Company granted the Lead Lenders the right to appoint one member to the Board, who shall be reasonably acceptable to the Company, effective immediately upon execution of the letter agreement. The letter agreement provides that, to the fullest extent permitted by law, until the conversion of the Second Lien Term Loan, the Company will include in the slate of nominees recommended by the Board at any meeting of stockholders called for the purpose of electing directors the person designated by the Lead Lenders to serve on the Board pursuant to the appointment right set forth in the letter agreement. The letter agreement was entered into in connection with an acknowledgment and consent by the Lenders related to the resignation and replacement of the Company’s Chief Executive Officer, among other matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under “Forward-Looking Statements” above and Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

We are an upstream independent oil and natural gas company engaged in the acquisition, development and production of unconventional oil and natural gas properties. Our primary focus is drilling horizontal wells in the Delaware Basin of west Texas, which we believe will provide attractive returns on a majority of our acreage positions. Our goal is to grow our company through generating cash flow from new production of oil, natural gas and NGLs, as well as through de-risking the development profile of our portfolio of properties in order to add overall value. Our drilling program utilizes the development of new horizontal wells across several potentially productive formations in the Delaware Basin, but initially targeting the Wolfcamp formation. We drilled our first horizontal well in late 2016 and completed it in January 2017.

On June 23, 2016, we completed a merger transaction with Brushy Resources, Inc. (“Brushy”). The merger resulted in the acquisition of our properties in the Delaware Basin as well as the majority of our current operating activity. This contiguous acreage position is offset by RSP Permian, Inc., Matador Resources Company, Devon Energy Corporation, Royal Dutch Shell PLC, Anadarko Petroleum Corp., and XTO Energy Inc., among other operators. Since entering the Delaware Basin in June 2016, we have grown our acreage position approximately 200% from approximately 3,500 net acres to approximately 10,000 net acres primarily in our Delaware Basin-Core area.

On March 31, 2017, we entered into a Purchase and Sale Agreement with Nanke Energy LLC for the divestiture of all of our oil and natural gas properties located in the Denver-Julesburg Basin (the “DJ Basin”), for a gross sales purchase price of $2 million, which completes our transformation to a pure play Delaware Basin company.

Our Business

We have accumulated approximately 10,000 net acres in what we believe to be the core of the Delaware Basin in Reeves, Winkler and Loving Counties, Texas and Lea County, New Mexico. Our leasehold position is largely contiguous, allowing us to maximize development efficiency and manage full cycle finding costs. In addition, 48% of our acreage position is held by production, and we are the named operator on 100% of our producing acreage. These two characteristics give us control over the pace of development and the ability to design a more efficient and profitable drilling program that maximizes recovery of hydrocarbons. We expect that our 2017 capital expenditure budget will be focused on the development and expansion of our Delaware Basin acreage and operations. We also plan to continue to selectively and opportunistically pursue strategic acreage acquisitions in the Delaware Basin.

We generate the majority of our revenues from sales of oil, natural gas and natural gas liquids (NGLs). The prices of these products are critical factors to our success and volatility in the prices of oil and natural gas could impact our results of operations. In addition, our business requires substantial capital to acquire producing properties and develop our non-producing properties. Declines in these prices would reduce our revenues and result in lower cash inflow which would make it more difficult for us to pursue our plans to acquire new properties and develop existing properties. The declines in oil and natural gas prices would also adversely affect our ability to obtain additional funding.

Liquidity

We have reported a net operating loss during the quarter and year-to-date ended June 30, 2017 and for the past five years. As a result, we funded our operations in 2016 and the merger with Brushy through a combination of debt and equity financing. On September 29, 2016, we entered into a new First Lien Credit Agreement that provided for a three-year, senior, secured term loan with initial aggregate principal commitments of $31 million and a maximum facility size of $50 million. The initial commitment on the term loan was funded with $25 million collected as of September 30, 2016 and an additional $6 million collected as of November 11, 2016. We have funded our operations during the six months ended June 30, 2017 through our cash on hand and additional debt and equity financing. On February 7, 2017, we completed a drawdown of an incremental $7.1 million under our First Lien Credit Agreement, and on March 1, 2017, we completed a private placement of approximately 5.6 million shares of common stock and approximately 2.6 million warrants that raised net proceeds of approximately $18.7 million. Net proceeds of $17.9 million were received in March 2017 and $0.6 million in subscription receivables were received in May 2017. The warrants have an exercise price of $4.50 per share and expire on March 6, 2022.

As described below, in April 2017, we amended our First Lien Credit Facility and closed on a new $125 million, convertible, second lien term loan facility earning paid-in-kind interest (“Second Lien Credit Facility”), resulting in approximately $56.6 million of combined net proceeds and the option for a delayed-draw tranche under the Second Lien Credit Facility with maximum additional capacity of $45 million available on a delayed-draw basis for certain pre-approved leasing and acquisition activity. We also refinanced $38.1 million in principal under our then existing First Lien Term Loan, paid accrued and unpaid interest thereon, and redeemed and converted all of our preferred stock. As of June 30, 2017, we had (i) $15 million in aggregate principal outstanding on our existing First Lien Term Loan, (ii) $80 million in aggregate principal outstanding on our Second Lien Term Loan with an additional $45 million available on a delayed-draw basis, and (iii) a cash balance of approximately $42.7 million.

As a result of our financing and drilling operations, we believe that we will have sufficient capital to operate over the next 12 months. However, it is possible that we could seek to raise additional debt and equity capital depending on the pace of our drilling and leasing activity. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Amendments to First Lien Credit Facility and Second Lien Credit Facility

On April 24, 2017, and subsequently on April 26, 2017 and July 25, 2017, we entered into three amendments to our existing credit agreement and into a new four-year, convertible, second lien term loan credit facility. Under the amendments to our existing credit facility, among other things, we received approximately $14.7 million in net proceeds from a new, $15 million, 18-month, first lien term loan (“Bridge Loan”). On April 26, 2017, we entered into the Second Lien Credit Facility. The Second Lien Credit Facility was structured as an $80 million, four-year term loan that funded at closing, and a $45 million, delayed-draw term loan that may be used to fund acreage leasing activity and acquisitions under certain conditions. We received approximately $56.6 million in combined net proceeds from the Bridge Loan and the Second Lien Credit Facility, following repayment of $38.3 million in principal outstanding under the then existing first lien term loan, which was subsequently terminated, plus accrued interest.

The structure of the delayed-draw term loan, which may be drawn in multiple draws, is otherwise identical to the $80 million Second Lien Term Loan that funded at closing. The conversion price under both the Second Lien Term Loan and the delayed-draw term loan is $5.50, subject to adjustment under a conversion formula and customary anti-dilution provisions. At conversion, 70% of the total conversion amount, including a make whole payment, will convert to equity, and 30% will convert into a three-year term loan bearing interest.

The First and Second Lien Credit Facilities contain certain customary representations and warranties and affirmative and negative covenants, including covenants relating to: the maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, limitations on incurrence of indebtedness, investments, dividends and other restricted payments, lease obligations, hedging and capital expenditures, and maintenance of a specified asset coverage ratio, as applicable. Each of the First and Second Lien Credit Facility also provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, cross-default on certain outstanding debt obligations, the failure of a Guarantor to comply with the provisions of its Guaranty, and bankruptcy or insolvency events, subject to certain specified cure periods. The amounts under each of the First and Second Lien Credit Agreement could be accelerated and become due and payable upon an event of default.

Redemption of Conditionally Redeemable 6% Preferred Stock

On April 24, 2017, we redeemed, in full, our 6% Redeemable Preferred Stock for cash consideration of $2.0 million, including accumulated dividends of $0.3 million. In accordance therewith, we and Hexagon, the only holder of the 6% Redeemable Preferred Stock, entered into a Settlement and Release Agreement (the “Settlement Agreement”), which sets forth the terms of the redemption. In addition, the Settlement Agreement resolves certain other issues related to liability reimbursements on certain oil and natural gas properties that had previously been alleged by Hexagon. Accordingly, all prior issues with Hexagon have been resolved and the 6% Redeemable Preferred Stock has been redeemed in full.

Series B 6% Convertible Preferred Stock Conversion

On April 25, 2017, we entered into a Series B 6.0% Convertible Preferred Stock Conversion Agreement (the “Conversion Agreement”), with all of the holders of the outstanding Series B 6% Convertible Preferred Stock (the “Series B Holders”) to convert any outstanding shares of Series B Preferred Stock including an increase in the stated value of to reflect dividends that would have accrued through December 31, 2017 in the amount of approximately 14.3 million shares of common stock. On the same date, we and the Series B Holders further agreed to adopt the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock (“A&R COD”) in order to remove certain restrictions contained therein with respect to beneficial ownership limitations, a condition of the Conversion Agreement. The A&R COD became effective on April 26, 2017, resulting in the automatic conversion of all outstanding Series B Preferred Stock.

Drilling Program

We have a drilling program of up to 11 gross Delaware Basin wells (9 net) that is contingent upon our access to sufficient capital to fully execute. In the first half of 2017, we completed four wells, have a fifth well waiting on completion, and have begun drilling a sixth well.  We expect our 2017 horizontal drilling program will be focused almost exclusively on the Wolfcamp zone of the Delaware Basin, with lateral lengths ranging from approximately 4,000’ laterals to 7,000’ laterals.

Results of Operations

The results of operations of Brushy are included with those of ours commencing June 23, 2016. As a result, results of operations for the three and six months ended June 30, 2017 are not necessarily comparable to the results of operations for periods prior to the Brushy merger. Additionally, all discussion related to historical representations of common stock, unless otherwise noted, give retroactive effect to the reverse split for all periods presented.

The following table compares revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016	Variance	%
	(In Thousands)
Revenue:
Oil	$4,167	$743	$3,424	461%
Natural gas	1,139	240	899	375%
Other	119	7	112	1,600%
	$5,425	$990	$4,435	448%

Total revenue was approximately $5.4 million for the three months ended June 30, 2017 as compared to approximately $1.0 million for the three months ended June 30, 2016, representing an increase of approximately $4.4 million or 448%. The changes were associated primarily with an increase in production from the Delaware Basin wells. A majority of these producing properties were acquired from the merger with Brushy Resources, Inc. on June 23, 2016.

Production during the three months ended June 30, 2017 increased by more than 300% as compared to three months ended June 2016 despite having curtailment of approximately 200 net BOE/day, due to mechanical challenges with our gas gatherer.

	Six Months Ended June 30,
	2017	2016	Variance	%
	(In Thousands)
Revenue:
Oil	$6,662	$779	$5,883	755%
Natural gas	1,726	243	1,483	610%
Other	270	10	260	2,600%
	$8,658	$1,032	$7,626	739%

Total revenue was approximately $8.7 million for the six months ended June 30, 2017 as compared to approximately $1.0 million for the six months ended June 30, 2016, representing an increase of approximately $7.6 million or 739%. As mentioned above, the increase in revenue is attributed primarily with an increase in production from the Delaware Basin wells.

Production during the six months ended June 30, 2017 increased by more than 500% as compared to six months ended June 2016 despite having curtailment of approximately 200 net BOE/day, due to mechanical challenges with our gas gatherer.

The following table compares production volumes and average prices for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Variance	%
Product
Oil (Bbls)-net production	94,048	21,448	72,600	338%
Oil (Bbls)-average realized price	$44.31	$34.62	$9.68	28%

Natural Gas (Mcf)-net production	367,771	99,143	268,727	271%
Natural Gas (MCFE)-average realized price	$3.10	$2.42	$0.68	28%

Barrels of oil equivalent (BOE)	155,367	37,972	117,395	309%
Average daily net production (BOE/day)	1,707	417	1,290	309%
Average price per BOE	$34.15	$25.88	$8.27	32%

	Six Months Ended June 30,
	2017	2016	Variance	%
Product
Oil (Bbls)-net production	145,391	22,819	122,572	537%
Oil (Bbls)-average realized price	$45.82	$34.13	$11.6	34%

Natural Gas (Mcf)-net production	560,844	101,575	459,269	452%
Natural Gas (MCFE)-average realized price	$3.08	$2.40	$0.68	28%

Barrels of oil equivalent (BOE)	238,865	39,748	199,117	501%
Average daily net production (BOE/day)	1,320	218	1,102	506%
Average price per BOE	$35.12	$25.72	$9.40	37%

Oil and Natural Gas Production Costs, Production Taxes, Depreciation, Depletion and Amortization

The following table shows a comparison of production volumes and average prices:

	Three Months Ended June 30,
	2017	2016
Production costs per BOE	$9.24	$8.64
Production taxes per BOE	1.79	1.37
Depreciation, depletion, and amortization per BOE	8.74	14.19
Total operating costs per BOE	$19.77	$24.20

	Three Months Ended June 30,
	2017	2016	Variance	%
	(In Thousands)
Costs and expenses:
Production costs	$1,435	$328	$1,107	338%
Production taxes	278	52	226	435%
General and administrative	16,288	3,505	12,783	365%
Depreciation, depletion, accretion and amortization	1,358	539	819	152%
Total operating expenses	$19,360	$4,424	$14,936	338%

Production Costs

Production costs were approximately $1.4 million for the three months ended June 30, 2017, compared to approximately $0.3 million for the three months ended June 30, 2016, an increase of approximately $1.1 million, or 338%. Production costs per BOE increased to $9.24 for the three months ended June 30, 2017 from $8.64 for the three months ended June 30, 2016, an increase of $0.60 per BOE, or 7%. The increase in production costs per BOE was primarily due to increased production volumes associated with the producing wells in the Delaware basin during the three months ended June 30, 2017.

Production Taxes

Production taxes were approximately $0.3 million for the three months ended June 30, 2017, compared to approximately $0.05 million for the three months ended June 30, 2016, an increase of approximately $0.2 million, or 435%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  The increase in production taxes corresponds to the increase in production revenues during the three months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses were approximately $16.3 million during the three months ended June 30, 2017, compared to approximately $3.5 million during the three months ended June 30, 2016, an increase of approximately $12.8 million, or 365%.  The increase of $12.8 million is primarily attributed to the increase in payroll of approximately $5.2 million, an approximately $6.2 million increase in stock based compensation and an approximately $1.4 million increase in other general and administrative expenses during the three months ended June 30, 2017. General and administrative expenses for the three months ended June 30, 2017 included noncash bonus and stock compensation expense of $7.6 million as compared to $1.6 million in the comparable period in 2016 and severance payments of $0.08 million which was not incurred in the prior period. For the three months ended June 30, 2017, payroll included approximately $1.3 million of recurring base payroll, approximately $4.9 million in bonus payments and approximately $0.2 million in payroll taxes and other benefits. Excluding severance and unexpected charges, we expect normal recurring general and administrative expenses including share based compensation to be between $3.0 million and $5.0 million per quarter.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization (“DD&A”) was approximately $1.4 million during the three months ended June 30, 2017, compared to $0.5 million during the three months ended June 30, 2016, an increase of approximately $0.8 million, or 152%.  Our DD&A rate decreased to $8.74 per BOE during the three months ended June 30, 2017 from $14.19 per BOE during the three months ended June 30, 2016. Our DD&A expense increased primarily due to an increase in volumes produced by 117,395 barrels or 309% from 37,972 barrels during the three months ended June 30, 2016.

	Six Months Ended June 30,
	2017	2016
Production costs per BOE	$9.90	$9.19
Production taxes per BOE	1.76	1.36
Depreciation, depletion, and amortization per BOE	10.48	14.13
Total operating costs per BOE	$22.14	$24.68

	Six Months Ended June 30,
	2017	2016	Variance	%
	(In Thousands)
Costs and expenses:
Production costs	$2,364	$365	$1,999	548%
Production taxes	420	54	366	678%
General and administrative	25,600	5,169	20,431	395%
Depreciation, depletion and amortization	2,504	562	1,942	346%
Total operating expenses	$30,888	$6,150	$24,738	402%

Production Costs

Production costs were approximately $2.4 million for the six months ended June 30, 2017, compared to approximately $0.4 million for the six months ended June 30, 2016, an increase of approximately $2.0 million, or 548%. Production costs per BOE increased to $9.90 for the six months ended June 30, 2017 from $9.19 for the six months ended June 30, 2016, an increase of approximately $0.71 per BOE, or 8%. The increase in production costs per BOE was primarily due to increased production volumes associated with the producing wells in the Delaware basin during the six months ended June 30, 2017.

Production Taxes

Production taxes were approximately $0.4 million for the six months ended June 30, 2017, compared to approximately $0.05 million for the six months ended June 30, 2016, an increase of approximately $0.4 million, or 678%.  Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived.  Production taxes per BOE increased to $1.76 per BOE during the six months ended June 30, 2017 from $1.36 during the six months ended June 30, 2016. As discussed above, the increase in production taxes corresponds to the increase in production revenues during the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses were approximately $25.6 million during the six months ended June 30, 2017, compared to approximately $5.2 million during the three months ended June 30, 2016, an increase of approximately $20.4 million, or 395%.  The increase of $20.4 million was primarily due to an increase in payroll of approximately $9.7 million, an approximately $8.7 million increase in stock based compensation and an approximately $2.0 million increase in other general and administrative expenses during the three months ended June 30, 2017. For the six months ended June 30, 2017, payroll included approximately $2.0 million of recurring base payroll, approximately $7.8 million in bonus payments, approximately $0.9 million in severance pay to former executives and approximately $0.5 million in payroll taxes and other benefits.

Depreciation, Depletion, and Amortization

DD&A was approximately $2.5 million during the six months ended June 30, 2017, compared to approximately $0.6 million during the six months ended June 30, 2016, an increase of $1.9 million, or 346%.  Our DD&A rate decreased to $10.48 per BOE during the six months ended June 30, 2017 from $14.13 per BOE during the six months ended June 30, 2016. The DD&A expense increased primarily due to an increase in volumes produced by 199,117 barrels or 501% from 39,748 barrels during the six months ended June 30, 2016.

	Three Months Ended June 30,
	2017	2016	Variance	%
	(In Thousands)
Other income (expense):
Other income (expense)	$(141)	$247	$(388)	-157%
Inducement expense	-	(5,127)	5,127	100%
Change in fair value of derivative instruments	(2,418)	(29)	(2,389)	-8,238%
Change in fair value of conditionally redeemable 6% preferred stock	-	(454)	454	100%
Interest expense	(6,654)	(2,269)	(4,385)	-193%
Total other income (expense)	$(9,213)	$(7,632)	$(1,581)	-21%

Interest Expense

Interest expense for the three months ended June 30, 2017 was approximately $6.7 million compared to $2.3 million, for the three months ended June 30, 2016. For the three months ended June 30, 2017, we incurred interest expense of approximately $0.4 million on quarterly interest payments on notes payable and term loans, approximately $1.3 million of paid-in-kind interest and approximately $5.0 million of amortized debt issuance costs for the First Lien Term Loan, Bridge Term Loan and the Second Lien Term Loan as compared to the three months ended June 30, 2016, in which we incurred approximately $1.0 million of interest expense and approximately $1.3 million of non-cash interest relating to amortized debt issuance costs on debentures and convertible notes.

Change in Fair Value of Derivative Instruments

The change in fair values of derivative instruments comprised a loss of approximately $2.4 million during the three months ended June 30, 2017, as compared to a loss of approximately $0.03 million during the three months ended June 30, 2016, and is as follows:

•	Second Lien Term Loan Derivative Liability. On April 26, 2017, we identified the features of the Make-Whole Premium which require the conversion features to be recorded as embedded derivatives and bifurcated from its host contracts, the Second Lien Term Loan, and accounted for separately from the debt. The conversion features contained in the Second Lien Term Loan is therefore recorded as a derivative liability at fair value each reporting period based upon values determined through the use of discounted lattice models of the Second Lien Term Loan. On April 26, 2017, the conversion feature contained in the Second Lien Term Loan was recorded as a derivative liability at a fair value of approximately $36.7 million. As of June 30, 2017, the fair value of the Second Lien Term Loan was $39.5 million resulting in an unrealized loss of $2.78 million recorded for the three months ended June 30, 2017.

•	Heartland Warrant Liability. On January 8, 2015, we entered into the Heartland Credit Agreement. In connection with the Heartland Credit Agreement, we issued a warrant to purchase up to 22,500 shares of our common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if we enter into another agreement pursuant to which warrants are issued with a lower exercise price and would also trigger an adjustment to the warrant share amount. On June 14, 2017, we and Heartland executed an amended and restated warrant agreement whereby we issued 160,714 replacement warrants to Heartland at an exercise price of $3.50 to replace 22,500 warrants previously issued on January 8, 2015 at an exercise price of $25.00 per share to settle a disagreement regarding the fair value change of the 22,500 warrants issued pursuant to the anti-dilution provisions in the January 8, 2015 agreement. The amended and restated warrant agreement no longer contains the same anti-dilution provisions. As a result of the reissuance of the warrants, we recorded approximately $0.3 million of realized gain on the Heartland warrant liability during the three months ended June 30, 2017.

•	SOSV Investments LLC Warrant Liability. On June 23, 2016, in conjunction with the merger with Brushy in June 2016, we issued to SOSV Investments LLC (“SOS”) a warrant to purchase up to 200,000 shares of our common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if we enter into another agreement pursuant to which warrants are issued with a lower exercise price. For the three months ended June 30, 2017, we incurred an unrealized gain in the fair value of the derivative liability related to the warrant of approximately $0.02 million.

•	Bristol Capital, LLC Warrant Liability. On September 2, 2014, we entered into a Consulting Agreement with Bristol Capital, LLC (“Bristol”), pursuant to which we issued to Bristol a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $20.00 per share (or, in the alternative, 100,000 options, but in no case, both). The agreement has a price protection feature that will automatically reduce the exercise price if we enter into another consulting agreement pursuant to which warrants are issued with a lower exercise price, which triggered in year 2016. On March 14, 2017, we issued 77,131 shares of common stock to Bristol pursuant to a settlement agreement for a cashless exercise of the warrant. The Bristol warrant was also revalued on March 14, 2017 resulting in a realized gain in fair value of $0.8 million for the three months ended March 31, 2017 and decreasing the Bristol derivative liability to $0.4 million. As a result of the cashless exercise, we reclassified the $0.4 million of Bristol derivative liability to additional paid-in capital as of June 30, 2017.

•	Inducement Expense. During the three months ended June 30, 2016, inducement expense of approximately $5.1 million was incurred as a result of debt and equity restructuring in connection with the Brushy merger. There was no inducement expense incurred during the three months ended June 30, 2017.

	Six Months Ended June 30,
	2017	2016	Variance	%
	(In Thousands)
Other income (expense):
Other income	$(133)	$245	$(378)	-154%
Inducement expense	-	(5,127)	5,127	100%
Change in fair value of derivative instruments	(2,073)	(97)	(1,976)	-2,037%
Change in fair value of conditionally redeemable 6% preferred stock	(41)	(778)	737	95%
Interest expense	(7,427)	(3,603)	(3,824)	-106%
Total other income (expense)	$(9,674)	$(9,360)	$(314)	-3%

Interest Expense

Interest expense for the six months ended June 30, 2017 was approximately $7.4 million compared to approximately $3.6 million, for the six months ended June 30, 2016. For the six months ended June 30, 2017, we incurred interest expense of approximately $0.9 million of quarterly interest payments on notes payable and term loans, approximately $1.3 million of paid-in-kind interest and approximately $5.2 million of amortized debt issuance costs for the First Lien Term Loan, Bridge Term Loan and the Second Lien Term Loan as compared to six months ended June 30, 2016, in which we incurred approximately $0.2 million of interest expense and approximately $3.4 million of non-cash interest relating to amortized debt issuance costs on debentures, convertible notes and non-convertible notes.

Change in Fair Value of Derivative Instruments

The change in fair values of derivative instruments comprised a loss of approximately $2.0 million during the six months ended June 30, 2017, as compared to a loss of approximately $0.1 million during the six months ended June 30, 2016, and is as follows:

•	Second Lien Term Loan Derivative Liability. On April 26, 2017, we identified the features of the Make-Whole Premium which require the conversion features to be recorded as embedded derivatives and bifurcated from its host contracts, the Second Lien Term Loan, and accounted for separately from the debt. The conversion features contained in the Second Lien Term Loan is therefore recorded as a derivative liability at fair value each reporting period based upon values determined through the use of discounted lattice models of the Second Lien Term Loan. On April 26, 2017, the conversion feature contained in the Second Lien Term Loan was recorded as a derivative liability at a fair value of approximately $36.7 million. As of June 30, 2017, the fair value of the Second Lien Term Loan was $39.5 million resulting in an unrealized loss of $2.8 million recorded for the six months ended June 30, 2017.

•	Heartland Warrant Liability. On January 8, 2015, we entered into the Heartland Credit Agreement. In connection with the Heartland Credit Agreement, we issued a warrant to purchase up to 22,500 shares of our common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if we enter into another agreement pursuant to which warrants are issued with a lower exercise price and would also trigger an adjustment to the warrant share amount. On June 14, 2017, we and Heartland executed an amended and restated warrant agreement whereby we issued 160,714 replacement warrants to Heartland at an exercise price of $3.50 to replace 22,500 warrants previously issued on January 8, 2015 at an exercise price of $25.00 per share to settle a disagreement regarding the fair value change of the 22,500 warrants issued pursuant to the anti-dilution provisions in the January 8, 2015 agreement. The amended and restated warrant agreement no longer contains the same anti-dilution provisions. As a result of the reissuance of the warrants, we recorded approximately $0.02 million of realized gain on the Heartland warrant liability during the six months ended June 30, 2017.

•	SOS Warrant Liability. On June 23, 2016, in conjunction with the merger with Brushy in June 2016, we issued to SOS a warrant to purchase up to 200,000 shares of our common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if we enter into another agreement pursuant to which warrants are issued with a lower exercise price. For the six months ended June 30, 2017, we incurred an unrealized loss in fair value of the derivative liability related to the warrant of approximately $0.2 million.

•	Bristol Warrant Liability. On September 2, 2014, we entered into a Consulting Agreement with Bristol, pursuant to which we issued Bristol a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $20.00 per share (or, in the alternative, 100,000 options, but in no case, both). The agreement has a price protection feature that will automatically reduce the exercise price if we enter into another consulting agreement pursuant to which warrants are issued with a lower exercise price, which triggered in year 2016. On March 14, 2017, we issued 77,131 shares of common stock to Bristol pursuant to a settlement agreement for a cashless exercise of the warrant. The Bristol warrant was also revalued on March 14, 2017 resulting in a realized gain in fair value of $0.8 million for the six months ended March 31, 2017 and decreasing the Bristol derivative liability to $0.4 million. As a result of the cashless exercise, we reclassified the $0.4 million of Bristol derivative liability to additional paid-in capital as of June 30, 2017.

•	Inducement Expense. During the six months ended June 30, 2016, inducement expense of approximately $5.1 million was incurred as a result of debt and equity restructuring in connection with the Brushy merger. There were no inducement expenses incurred during the six months ended June 30, 2017.

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

Information about our cash flows for the six months ended June 30, 2017 and 2016 are presented in the following table (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$(7,414)	$(1,752)
Investing activities	(39,843)	(2,470)
Financing activities	78,258	10,601
Net change in cash	$31,001	$6,379

Operating activities. For the six months ended June 30, 2017, net cash used in operating activities was $7.4 million, compared to $1.8 million for the same period in 2016. The increase of $5.7 million in cash used in operating activities was primarily attributable to the increase in operating costs, which correspond with higher producing activities and supporting general and administrative costs.

Investing activities. For the six months ended June 30, 2017, net cash used in investing activities was $39.8 million compared to $2.5 million for the same period in 2016. The increase of approximately $37.3 million in cash used in investing activities was primarily attributable to the following:

•	A $22.6 million increase in drilling and completion costs on the six wells of which three were completed in the Delaware Basin during the six months ended June 30, 2017. There were minimal drilling activities in the DJ Basin during the six months ended June 30, 2016;
•	A $2.2 million increase in workover costs associated with producing wells;
•	A $15.5 million increase in acquisition of additional working interests on leases of which $7.9 million related to leases in Winkler and Lea Counties, Texas and $7.6 million related to leases in Reeves County, Texas; and
•	A $0.6 million increase in funds placed in escrow for the Trinidad drilling rig.
•	Offset by net proceeds of $1.1 million received from the divestiture of the DJ Basin properties.
•	Offset by the $2.5 million in net cash used in investing activities during the six months ended June 30, 2016

Financing activities. For the six months ended June 30, 2017, net cash provided by financing activities was $78.3 million compared to cash provided by financing activities of $10.6 million during the same period in 2016. The increase of $67.7 million in net cash provided by financing activities was primarily attributable to the following:

•	$14.7 million increase in net proceeds from the amended First Lien Term Loan financing transactions;
•	$80.0 million increase in net proceeds from the Second Lien Term Loan financing transactions;
•	$0.4 million of proceeds from the exercise of warrants and stock options;
•	$18.4 million of proceeds from the March 2017 Private Placement, net of financing costs; and
•	$6.7 million of proceeds from exercise of accordion features under the First Lien Term Loan, net of financing costs. Offset by:
•	$2.3 million repayment of conditionally redeemable 6% preferred stock including dividends;
•	$38.1 million repayment of the First Lien Term Loan; and
•	$1.5 million relating to payment of tax withheld on stock based compensation

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements see Note 1 – “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Item 1 of this Quarterly Report.

Subsequent Events

On August 1, 2017, the Securities and Exchange Commission (the “Commission”) filed a civil complaint against multiple parties, including our Chief Executive Officer Abraham Mirman. The allegations in the complaint are unrelated to the business of the Company, and predate Mr. Mirman’s tenure with the Company. We understand that Mr. Mirman denies the Commission’s allegations, and intends to vigorously defend this matter.

Departure of Chief Executive Officer and Director

On August 3, 2017, Abraham Mirman notified us of his resignation as our Chief Executive Officer, and as a member of the Company’s Board of Directors (the “Board”), effective as of August 4, 2017 (the “Separation Date”). Mr. Mirman also resigned from all positions held with our subsidiaries. Mr. Mirman’s decision to resign was not the result of any disagreement with us, the Board, or management, or any matter relating to our operations, policies or practices.

In connection with Mr. Mirman’s resignation, we entered into a Separation and Consulting Agreement with him on August 3, 2017 (the “Mirman Agreement”), setting forth the terms of Mr. Mirman’s separation from the Company and his prospective consulting services.

Pursuant to the terms of the Mirman Agreement, in satisfaction of any and all obligations under his employment agreement, and provided that Mr. Mirman does not exercise his right to revoke the Mirman Agreement within eight days of its execution, Mr. Mirman will receive the following severance payments, subject to applicable employer and employee withholding by the Company: (1) accrued benefits (including base salary, vacation pay and reimbursements) that are unpaid as of the Separation Date, (2) a lump-sum cash payment of $1,000,000, (3) premium payments for continuing COBRA coverage for 18 months or until Mr. Mirman obtains alternative coverage, whichever is earlier, and (4) reimbursement of reasonable attorneys’ fees incurred in connection with his separation. Any unvested shares of restricted stock or unvested stock options which were previously awarded to Mr. Mirman will vest on August 12, 2017.

Gas Gathering, Processing and Purchase Agreement

On August 10, 2017, the Company entered into a gas gathering, processing and purchase agreement (the “Gathering Agreement”) with Lucid Energy Delaware, LLC (“Lucid”), pursuant to which Lucid will receive, gather and process the Company’s committed gas production from certain production areas located in Lea County, New Mexico and in Loving and Winkler Counties, Texas. Subject to the Company’s take-in-kind rights set forth in the Gathering Agreement, Lucid will purchase the residue gas and plant products allocated to the Company pursuant to the terms and conditions of the Gathering Agreement. To the extent that the Company elects to take such residue gas and plant products in-kind, Lucid shall re-deliver such residue gas and plant products at certain delivery points for downstream transportation. The Gathering Agreement has a term of 10 years that automatically renews on a year-to-year basis until terminated by either party pursuant to the terms of the Gathering Agreement. The Company will pay Lucid fees for the gathering and processing of all committed gas and for such other services provided as set forth in the Gathering Agreement.

Lead Lenders’ Right to Appoint a Member to the Board of Directors

Pursuant to the terms of the Second Lien Credit Agreement, the Lead Lenders have the right to appoint up to two members to the Board upon conversion of the Second Lien Term Loan, based on the percentage of outstanding common stock held by the Lead Lenders at the time of conversion. On August 12, 2017, the Company and the Lead Lenders entered into a letter agreement pursuant to which the Company granted the Lead Lenders the right to appoint one member to the Board, who shall be reasonably acceptable to the Company, effective immediately upon execution of the letter agreement. The letter agreement provides that, to the fullest extent permitted by law, until the conversion of the Second Lien Term Loan, the Company will include in the slate of nominees recommended by the Board at any meeting of stockholders called for the purpose of electing directors the person designated by the Lead Lenders to serve on the Board pursuant to the appointment right set forth in the letter agreement. The letter agreement was entered into in connection with an acknowledgment and consent by the Lenders related to the resignation and replacement of the Company’s Chief Executive Officer, among other matters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2017, we did not maintain effective disclosure controls and procedures because of the material weakness in internal control over financial reporting described below. Notwithstanding these material weakness, management believes that the Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that there was a material weakness in the operating effectiveness of the controls pertaining to oversight of accounting for complex transactions, in connection with an error that was identified relating to the calculation of deemed dividends on the conversion of our preferred stock.

Remediation Status of Reported Material Weaknesses

The Company is currently working to remediate the material weakness described above, including assessing the remediation steps and implementing measures to remediate the underlying causes that gave rise to the material weaknesses through implementation of processes and controls ensuring compliance with GAAP. The Company is specifically enhancing review procedures and increasing the documentation, analysis and governance over new, significant and unusual transactions to ensure that these transactions are recorded in accordance with Company’s policies and GAAP.

Changes in Internal Control over Financial Reporting

With the exception of the material weakness identified, there were no other changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION.

The information set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events—Lead Lenders’ Right to Appoint a Member to the Board of Directors” is incorporated by reference in this Item 5.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously disclosed in our Current Reports on Form 8-K.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 19, 2017)
3.2	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated April 25, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.1	First Amendment to Credit and Guarantee Agreement, dated April 24, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and T.R. Winston & Company, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.2	Second Amendment to Credit and Guarantee Agreement, dated April 26, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and Deans Knight Capital Management Ltd., as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.3*	Third Amendment to Credit and Guarantee Agreement, dated July 25, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and Deans Knight Capital Management Ltd., as collateral agent.
10.4	Credit Agreement, dated April 26, 2017 by and among the Company, the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.5	Registration Rights Agreement, dated April 26, 2017 by and among the Company and the Lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.6	Series B 6.0% Convertible Preferred Stock Conversion Agreement, dated April 25, 2017, by and among the Company and the Holders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.7†	Second Amendment to Employment Agreement with Abraham Mirman, dated May 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017).
10.8†	First Amendment to Employment Agreement with Joseph Daches, dated May 5, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017).
10.9†	Second Amendment to Employment Agreement with Ariella Fuchs, dated May 5, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017).
10.10†	Employment Agreement with James Linville, dated June 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2017).
10.11	Second Amendment to the Company’s 2016 Omnibus Incentive Plan, dated July 13, 2017 (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 19, 2017).
10.12†	Separation and Consulting Agreement, dated August 3, 2017, by and between Lilis Energy, Inc. and Abraham Mirman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2017)
10.13†	First Amendment of Executive Employment Agreement, dated August 4, 2017, by and between Lilis Energy, Inc. and Jim Linville (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2017)
10.14*	Letter Agreement dated August 12, 2017 between the Company and Värde Partners, Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LILIS ENERGY, INC.

Signature		Title	Date

By:	/s/ James (Jim) L. Linville	Chief Executive Officer	August 14, 2017
James (Jim) L. Linville		(Principal Executive Officer)

By:	/s/ Joseph C. Daches	Executive Vice President, Chief Financial Officer and Treasurer	August 14, 2017
Joseph C. Daches		(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 19, 2017)
3.2	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated April 25, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.1	First Amendment to Credit and Guarantee Agreement, dated April 24, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and T.R. Winston & Company, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.2	Second Amendment to Credit and Guarantee Agreement, dated April 26, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and Deans Knight Capital Management Ltd., as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.3*	Third Amendment to Credit and Guarantee Agreement, dated July 25, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and Deans Knight Capital Management Ltd., as collateral agent.
10.4	Credit Agreement, dated April 26, 2017 by and among the Company, the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.5	Registration Rights Agreement, dated April 26, 2017 by and among the Company and the Lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.6	Series B 6.0% Convertible Preferred Stock Conversion Agreement, dated April 25, 2017, by and among the Company and the Holders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
10.7†	Second Amendment to Employment Agreement with Abraham Mirman, dated May 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017).
10.8†	First Amendment to Employment Agreement with Joseph Daches, dated May 5, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017).
10.9†	Second Amendment to Employment Agreement with Ariella Fuchs, dated May 5, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017).
10.10†	Employment Agreement with James Linville, dated June 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2017).
10.11	Second Amendment to the Company’s 2016 Omnibus Incentive Plan, dated July 13, 2017 (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 19, 2017).
10.12†	Separation and Consulting Agreement, dated August 3, 2017, by and between Lilis Energy, Inc. and Abraham Mirman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2017)
10.13†	First Amendment of Executive Employment Agreement, dated August 4, 2017, by and between Lilis Energy, Inc. and Jim Linville (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2017)
10.14*	Letter Agreement dated August 12, 2017 between the Company and Värde Partners, Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed Herewith
†	Indicates management contract or compensatory plan.

