Form 10-K
period 2017-12-31
LILIS ENERGY, INC.
filed 2018-03-09
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code: (210) 999-5400

Securities registered under Section 12(b) of the Act:

Common Stock, $0.0001 par value	NYSE American
Title of class	Name of exchange on which registered

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

As of June 30, 2017, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group was $186,032,195 based on the closing sales price of $4.90 per share of the registrant’s common stock on June 30, 2017 on the NYSE American.

As of March 5, 2018, 53,496,205 shares of the registrant’s common stock were issued and outstanding.

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2017

LILIS ENERGY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include the words “may,” “should,” “could,” “estimate,” “intend,” “plan,” “project,” “continue,” “believe,” “predict,” “expect,” “anticipate,” “goal,” “forecast,” “target” or other similar words.

All statements, other than statements of historical fact, that are included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements,” including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities; any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; commodity price risk management activities and the impact on our average realized price; and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations, plans, and intentions reflected in or suggested by any of our forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved, and the actual results could differ materially from those projected or assumed in any of our forward-looking statements.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which are beyond our control. Some of the factors, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include but are not limited to, the Risk Factors set forth in this Annual Report in Part I, “Item 1A. Risk Factors.”

Should one or more of the risks or uncertainties described in this Annual Report Form occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those in any forward-looking statements.

These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except as required by law, we specifically disclaim all responsibility to publicly update any information contained in any forward-looking statement and, therefore, disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, we urge you to carefully review and consider the disclosures made in the “Risk Factors” sections of our SEC filings, available free of charge at the website of the Securities Exchange Commission (the “SEC”) - www.sec.gov.

PART I

Items 1. Business and Properties

Overview

Lilis is an independent oil and gas company focused on the exploration, acquisition, development, and production of oil and natural gas reserves from properties in the Permian Basin. Our operations are focused in the Delaware Basin of the Permian in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico.

Our Business

Lilis was incorporated in the State of Nevada in 2007 as “Universal Holdings, Inc.” The name of the corporation was changed to “Recovery Energy, Inc.” in October 2009 and changed to “Lilis Energy, Inc.” in December 2013.

On June 23, 2016, we completed a merger transaction with Brushy Resources, Inc. (“Brushy Resources” or “Brushy”). The merger resulted in the acquisition of our initial properties in the Delaware Basin. In connection with the merger with Brushy Resources, we effected a 1-for-10 reverse stock split. As a result of the reverse split, every ten shares of issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share; however, the number of authorized shares of common stock remained unchanged. Subsequently, on March 31, 2017, we completed the divestiture of all our oil and gas properties located in the Denver-Julesburg Basin (the “DJ Basin”), completing our transformation to a pure play Permian Basin oil and natural gas company.

We intend to grow our company through generating cash flow from new production of oil, natural gas and natural gas liquids (“NGL”), as well as through de-risking the development profile of our portfolio of properties in order to add overall value. We believe that horizontal development of our properties will provide attractive returns on a majority of our acreage positions. We believe our significant inventory of oil and liquids-rich drilling opportunities in the Delaware Basin provides us with a platform for continued growth. As of December 31, 2017, we had accumulated approximately 35,200 gross (15,700 net) acres that we believe to be in the core of the Delaware Basin, with approximately 33,080 gross (14,430 net) acres in Winkler, Loving, and Reeves Counties, Texas and approximately 2,120 gross (1,270 net) acres in Lea County, New Mexico. Our leasehold position is largely contiguous, which we believe gives us significant control over the pace of our development and the ability to design an efficient and profitable drilling program that maximizes recovery of hydrocarbons.

Shortly after our merger with Brushy Resources, we commenced a development program to delineate and de-risk our properties by drilling of new horizontal wells across multiple potentially productive formations. Our drilling program utilizes the development of new horizontal wells across several potentially productive formations in the Delaware Basin. We commenced our drilling program in 2016, when we drilled two wells, which were completed in 2017. In 2017, we drilled eight wells on our leases and completed five of these wellbores, which targeted the Wolfcamp formation for initial development.

As a result of our development activity, our proved reserves increased to approximately 11,453 MBOE (million barrels of oil equivalent) as of December 31, 2017. Our proved reserves as of that date consisted of 63% oil, 23% natural gas and 14% NGL. Of those reserves, 37% of our proved reserves are classified as proved developed and approximately 63% are classified as proved undeveloped.

In addition, 34% of our net acreage position was held by production, and we operated approximately 90% of our acreage, which we believe gives us significant control over the pace of our development and the ability to design a more efficient and profitable drilling program to maximize recovery of oil and natural gas.

In 2017, we also entered into a long-term gas gathering, processing and purchase agreement with an affiliate of Lucid Energy Group (“Lucid”) to support our active drilling program in the Delaware Basin. Lucid will receive, gather and process our gas production from certain production areas located in Lea County, New Mexico and Winkler and Loving Counties, Texas. The agreement secures sufficient term and capacity for Lilis during our development and exploitation life cycle of the production areas committed to the new agreement.

We expect that substantially all of our estimated 2018 capital expenditure budget will be focused on the development and expansion of our Delaware Basin acreage and operations in order to further delineate the prospectivity of Wolfcamp and Bone Spring development on our properties. We also plan to continue selectively and opportunistically pursuing strategic acreage acquisitions and organic leasing prospects in the Delaware Basin.

Our Business Strategy

Our business objective is to increase stockholder value by growing our leasehold position, reserves, production and cash flows at attractive rates of return on invested capital. We continue to focus on developing our existing acreage position, gaining additional operational control and expanding our core assets in the Delaware Basin. We plan to achieve our business objective by implementing a business strategy focused on the following:

•	Execute our Operated, Horizontal Drilling Program to Grow Production from our Delaware Basin Leasehold. We plan to drill and develop our existing acreage base of approximately 35,800 gross (16,200 net) acres in the Delaware Basin, which we believe will maximize our resource potential and value to our stockholders. Through the development of our properties, we seek to de-risk our acreage position and substantially increase our production and cash flow, thereby increasing the value of our properties. Our current leasehold position in the Delaware Basin has significant stacked-pay potential, which we believe includes at least seven productive zones. We estimate that all productive zones within our properties may support approximately 900 future drilling locations, including over 400 longer lateral locations, and we expect that inventory to increase with the closing of our pending acquisition from OneEnergy Partners Operating, LLC. We focused our horizontal development in 2017 on the Wolfcamp B formation but intend to expand our target zones to the Wolfcamp A, Wolfcamp XY and 2nd Bone Spring during 2018. Our long-term gas gathering, processing and purchase agreement with Lucid will support our active drilling program and alleviate production constraints we have experienced.

•	Focus on Delineation of our Existing Acreage. We plan to focus on the delineation and de-risking of our existing acreage. We expect that our drilling activity will also grow our drilling inventory and the identified resource potential of our Delaware Basin properties. We believe that our current reserves represent only a small portion of the resource potential within our acreage. Our development plan for 2018 contemplates the continued delineation of our acreage both geographically and geologically by testing our eastern acreage and by drilling and completing wells within additional prospective benches, including the Wolfcamp A, Wolfcamp XY and the 2nd Bone Spring.

•	Leverage our Extensive Operational Expertise to Reduce Costs and Enhance Returns. As of December 31, 2017, we operated approximately 90% of our acreage position, giving us significant control over the pace of our development and allowing us to increase value through operational and cost efficiencies. We intend to obtain the highest possible returns on the capital we expend on our development projects using results from the wells we have completed and the operational expertise of our management team. We also plan to focus on operational efficiencies, including salt water disposal and midstream costs, and capital costs of our development wells in order to maximize returns to our stockholders.

•	Pursue Selective Acquisitions and Organic Leasing to Grow Our Leasehold Position. Since entering the Delaware Basin in June 2016, we have grown our net acreage position approximately 376% from 3,400 net (7,200 gross) acres to approximately 16,200 net (35,800 gross) acres at March 1, 2018. On January 30, 2018, we announced our entry into a pending Purchase and Sale Agreement with OneEnergy Partners Operating, LLC to acquire 2,798 net acres in New Mexico, which are largely overlapping or contiguous with our existing properties, for approximately $70 million (the “OEP Acquisition”). Pro forma for the closing of the OEP Acquisition, we expect our acreage position to approximate 19,000 net acres. Our most significant acquisition in 2017 included approximately 4,400 net acres, approximately 92% of which overlapped our existing acreage position. Our acquisitions to date have added approximately 600 drilling locations with multiple stacked pay zones. In addition to our continued evaluation of strategic acquisition opportunities in the Delaware Basin, we will continue to expand our leasehold position through our organic leasing program.

•	Maintain Fiscal Discipline and Financial Liquidity. We actively manage the level of our development, leasing and acquisition activity in response to commodity prices, access to capital, and to the performance of our wells. We hold significant control over the pace of our drilling activity as a result of our operatorship on approximately 90% of our properties. During 2017, we commenced an active hedging program to provide certainty regarding our cash flow and protect returns from our development activity in the event of decreases in the prices received for our production. In addition, we have structured our balance sheet with the intent to reduce our leverage profile over time. The Second Lien Term Loan (as defined below) that we primarily relied upon to finance our capital spending and operations in 2017 is convertible, and we announced the issuance of $100 million in convertible, perpetual Series C preferred stock on January 31, 2018. In addition, the closing of our recently announced OEP Acquisition, which carries a purchase price of approximately $70 million, will be funded in part with $30 million of common stock to be issued to the seller.

Our Strengths

•	Pure Play Permian Focus with Established Acreage Position in the Core of the Delaware Basin. We believe we have assembled a substantial portfolio of Delaware Basin properties that offers significant exploration and low-risk development opportunities, including one of the highest rates of return among formations in North America. As of March 1, 2018, we hold over 35,800 gross (16,200 net) acres in the core of the Delaware Basin, with an average working interest per well of approximately 66%. In addition, 35% of our acreage position is held by production, and we operate approximately 90% of our acreage, which we believe gives us significant control over the pace of development and the ability to design a more efficient and profitable drilling program to maximize recovery of oil and natural gas. Based on our drilling and production results to date and well-established offset operator activity in and around our project areas, we believe there are relatively low geologic risks and ample repeatable drilling opportunities across our core acreage.

•	Multi-year Portfolio of Drilling and Development Opportunities. We have a significant inventory of drilling and development locations in Winkler, Loving and Reeves Counties, Texas and Lea County, New Mexico. We believe our properties form part of the core of the Delaware Basin. Based on our drilling to date and results from nearby wells, we have identified more than 900 horizontal well locations on our acreage, including approximately 400 longer lateral locations, exclusive of the acreage to be acquired pursuant to the pending OEP Acquisition. We believe that inventory of drilling locations will allow us to grow our reserves and production at attractive rates of return based on current expectations for commodity prices.

•	Contiguous Acreage Position Provides Operating Leverage and Consolidation Opportunities. Our geographically-concentrated acreage position allows us to capitalize on economies of scale with respect to drilling and production costs. Our leasehold position is highly contiguous, and we held operatorship on approximately 90% of our properties at December 31, 2017, enabling us to maximize our development efficiency and manage our costs. In addition, we believe those efficiencies provide us with an advantage in competing for acquisitions and organic leasing opportunities on and around our acreage. On January 31, 2018, we announced our pending OEP Acquisition, pursuant to which we expect to acquire 2,798 net acres comprised of working interests that overlap or are contiguous to our existing properties in Lea County, New Mexico. We expect that we will continue to see opportunities for accretive acquisitions where we may benefit from current and potential economies of scale going forward.

•	Strong Financial Position and Liquidity. We believe our financial position is strong and provides the financial flexibility to fund our currently planned 2018 capital expenditures. On January 31, 2018, we announced our entry into a new $50 million, three-year term loan with Riverstone Credit Partners, LLC, that refinanced our existing first-lien bridge loan and provided approximately $18 million in net proceeds, and the concurrent issuance of $100 million in convertible, perpetual Series C preferred stock to Varde Partners, Inc. We expect to use $40 million in proceeds from the preferred stock issuance to fund the closing of the OEP Acquisition and to use remaining net proceeds from both financings to fund our planned 2018 capital expenditures. The remainder of the $70 million purchase price for the OEP Acquisition will be funded from the issuance of common stock to the sellers. We believe this financial liquidity and flexibility will result in continued growth in our oil and natural gas production, proved reserves, and cash flows.

•	Experienced Management Team. We have an experienced and skilled management team with a long track record of driving growth through asset development and strategic acquisitions. Our management team holds 105 years of collective experience in the oil and gas industry, with a significant amount of such experience being in the Permian Basin. We believe that our team’s experience through various commodity price cycles and operational expertise position us to operate effectively and efficiently and will help us to increase our returns and value to our stockholders.

Business Segments

Our operations are all oil and natural gas exploration and production related activities in the United States.

Summary of Oil and Natural Gas Properties and Projects

We are engaged in oil and natural gas acquisition, exploration, development and production, with all of our oil and natural gas properties being located in the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico.

As of December 31, 2017, we owned leasehold in approximately 35,200 gross (15,700 net) acres in the Delaware Basin, comprised of approximately 14,430 net acres in Winkler, Loving, and Reeves Counties, Texas and approximately 1,270 net acres in Lea County, New Mexico.

Of these properties, approximately 8,300 gross (5,300 net) acres were classified as developed and held by production and the remaining approximately 26,900 gross (10,400 net) acres we classified as undeveloped. We currently estimate our properties include at least seven productive zones and hold approximately 900 future drilling locations across all of the productive zones within this position. Our reserve estimates include 20 horizontal PUD wells, as well as the capital costs required to develop these wells.

Reserve Data

Reserve Estimates

Our reserve data and estimates were compiled and prepared internally and audited by third party independent consultants, Cawley, Gillespie & Associates, Inc. (“CG&A”), as described in more detail herein, in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles.

Internal Controls over Reserves Estimate

Our policy regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserve quantities and values in compliance with the regulations of the SEC. Responsibility for compliance in reserve bookings is delegated to our Chief Financial Officer with assistance from our senior geologist and a senior reservoir engineer. We have a Reserves Committee to provide additional oversight of our reserves estimation and certification process. The members of the Reserves Committee currently consist of Ron Ormand, our Executive Chairman, and Glenn Dawson, a member of our Board of Directors. Mr. Dawson serves as the Chairman of the Reserves Committee.

Technical reviews are performed throughout the year by our senior reservoir engineer and our senior geologist and other consultants who evaluate all available geological and engineering data, under the guidance of our appropriate executive officer(s). This data, in conjunction with economic data and ownership information, is used in making a determination of estimated proved reserve quantities. The 2017 and 2016 reserve processes were overseen by Chris Cantrell, our senior reservoir engineer. Mr. Cantrell holds a Bachelor of Science degree in Petroleum Engineering conferred by Texas A&M University in 1995. He is a registered professional engineer licensed in the State of Texas, license number 90521. He has been continuously involved in evaluating oil and gas properties since 1997 and is a member of the Society of Petroleum Engineers and the American Petroleum Institute.

Third-party Reserves Study

Our independent third-party consultant, CG&A, performed reserve studies as of December 31, 2017 and 2016, using its own engineering assumptions and other economic data provided by us. All of our total calculated proved reserve value was audited by CG&A. CG&A is an independent petroleum engineering consulting firm that has been providing petroleum engineering consulting services for over 20 years. The individual at CG&A primarily responsible for overseeing our reserve audit is Todd Brooker, President of CG&A, who received a Bachelor of Science degree in Petroleum Engineering from the University of Texas and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers. Mr. Brooker and the other technical persons employed by CG&A engaged in the reserve study met the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineer.

Oil and natural gas reserves and the estimates of the present value of future net cash flows therefrom were determined based on prices and costs as prescribed by the SEC and Financial Accounting Standards Board (“FASB”) guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and natural gas and the timing and amount of future net cash flows to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. For the years ended December 31, 2017 and 2016, we based the estimated discounted future net cash flows from proved reserves on the 12-month average oil and natural gas index prices, calculated as the un-weighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties.

In addition to a third-party reserve study, our reserves and the corresponding report, along with the process for developing such estimates, are reviewed by our geologist and the Audit Committee of our Board of Directors to ensure compliance with SEC disclosure and internal control requirements and to verify the independence of the third-party consultants. The Audit Committee of our Board of Directors reviews the final reserves estimate in conjunction with CG&A’s audit letter.

Actual quantities of reserves recovered will most likely vary from the estimates set forth below. Reserves and cash flow estimates rely on interpretations of data and require assumptions that may be inaccurate. For a discussion of these interpretations and assumptions, see " Any significant inaccuracies in these reserves estimates or underlying assumptions will materially affect the quantities and present value of our reserves” under Item 1A, "Risk Factors," of this Annual Report. See "Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities" to our consolidated financial statements in Item 15 of this Annual Report for additional reserves disclosures.

Estimates of Proved Reserves

The table below summarizes our estimates of proved reserves at December 31, 2017.

	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)

Proved Developed Reserves	2,531	6,594	645	4,275
Proved Undeveloped Reserves	4,640	9,466	960	7,178
Total Proved Reserves	7,171	16,060	1,605	11,453

Total Proved Reserves

Our estimates of proved reserves and related standardized measure of future net cash flows and PV-10 as of December 31, 2017 are calculated based upon SEC pricing, which uses a twelve-month unweighted average of first-day-of-the-month oil and natural gas benchmark prices, adjusted for marketing and other differentials and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. SEC pricing for crude oil, natural gas and NGLs has been volatile since December 2014, and any future changes in oil and natural gas pricing will impact future estimated proved reserve volumes.

Our year-end 2017 proved reserves of 11,453 MBOE consisted of 4,275 MBOE proved developed, and 7,178 MBOE proved undeveloped reserves. For 2017, crude oil reserves increased to 6,620 MBbls to 7,131 MBbls from 551 MBbls at December 31, 2016, while NGL reserves increased to 1,605 MBbls from 3 MBbls at December 31, 2016. At December 31, 2017, our proved natural gas reserves increased 12,188 MMcf to 16,060 Mcf from 3,872 MMcf at December 31, 2016. At year-end 2017, all our proved reserves were located in the Delaware Basin.

At December 31, 2017, the SEC pricing for oil was $51.34 per barrel, a 20% increase compared to the prior year end price of $42.75 per barrel, and pricing for natural gas was $2.98 per MMBtu, a 21% increase compared to the prior year end price of $2.46 per MMBtu. Our total proved reserves increased by 10,253 MBOE; 10,654 MBOE in extensions, discoveries and other additions and 331 MBOE in revisions offset by a 732 MBOE reduction in proved reserves from production and the sale of reserves in 2017.

Proved Undeveloped Reserves

During 2017, we added 7,178 MBOE of proved undeveloped (“PUD”) reserves through the extension of proved acreage, primarily as a result of successful drilling on properties in the core of the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico.

Estimates of proved undeveloped reserve quantities are limited by development drilling activity that we intend to undertake during the 2018 to 2022 timeframe. For additional information regarding the changes in our proved reserves, see our "Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities" to our consolidated financial statements in Item 15 of this Annual Report.

Production History

The following table summarizes the average volumes and realized prices of oil and natural gas produced from properties during the periods indicated, and production cost per BOE:

	For the Years Ended December 31,
	2017	2016
Product
Oil (Bbls)-net production	371,993	61,088
Oil (Bbls)-average realized price	$47.92	$39.59

Natural Gas (MCF)-production	776,164	332,643
Natural Gas (MCF)-average realized price	$2.74	$2.54

Natural gas liquids (Bbls)-net production	73,875	11,355
Natural gas liquids (Bbls)-average realized price	$22.49	$15.22

Barrels of oil equivalent (BOE)	575,229	127,863
Average daily net production (BOE)	1,576	350
Average Price per BOE	$37.57	$26.87

Oil and Natural Gas Production Costs, Production Taxes, Depreciation, Depletion, and Amortization

	For the Years Ended December 31,
	2017	2016
Production costs per BOE	$12.21	$12.43
Production taxes per BOE	2.06	(1.30)
Depreciation, depletion, and amortization per BOE	12.21	12.25
Total operating costs per BOE	$26.48	$23.38

The average oil and NGL sales prices above are calculated by dividing revenue from oil sales by volume of oil sold, in barrels “Bbl.” The average natural gas sales prices above are calculated by dividing revenue from natural gas sales by the volume of natural gas sold, in thousand cubic feet “Mcf.” The total average sales price amounts are calculated by dividing total revenues by total volume sold, in BOE. The average production costs above are calculated by dividing production costs by total production in BOE.

Acreage

The following table sets forth our approximate gross and net developed and undeveloped acreage as of December 31, 2017:

	Undeveloped Acreage		Developed Acreage		Total
	Gross	Net	Gross	Net	Gross	Net
Delaware Basin	26,900	10,400	8,300	5,300	35,200	15,700

Productive Wells

As of December 31, 2017, we have had 13 gross (10.4 net) oil wells and 10 gross (6.6 net) natural gas wells. A net well is our percentage ownership interest of a gross well.

Productive wells are either wells producing in commercial quantities or wells capable of commercial production, but are currently shut-in. Multiple completions in the same wellbore are counted as one well. A well is categorized under state reporting regulations as an oil well or a natural gas well based on the ratio of natural gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

Drilling Activity

Exploratory Wells

During 2017, we drilled 8 gross (6.7 net) horizontal exploratory wells in the Delaware Basin. We completed and placed on production 5 gross (4.1 net) horizontal exploratory wells, leaving 3 gross (2.6 net) horizontal exploratory wells drilled but not yet completed as of December 31, 2017. All of these wells were successful and none were a dry hole.

During 2016, we drilled 2 gross (1.6 net) horizontal exploratory wells in Texas. These wells were drilled but not yet completed. These wells were successful and placed on production during the first quarter of 2017.

Year Ended December 31,
	2017		2016
	Gross	Net	Gross	Net
Exploratory:
Productive	5.00	4.10	—	—
Dry	—	—	—	—
Total:
Productive	5.00	4.10	—	—
Dry	—		—	—

As of December 31, 2017, we had 3 gross (2.6 net) wells in the process of drilling, completing or dewatering or shut in awaiting infrastructure that are not reflected in the above table. At December 31, 2016, we had 2 gross (1.6 net) wells in the process of drilling, completing or dewatering or shut in awaiting infrastructure that are not reflected in the above table that were placed on production during the first quarter of 2017.

Present Activities

Subsequent to December 31, 2017 and through March 1, 2018, we drilled or were in the process of drilling 6 gross (5.1 net) horizontal wells and completed or were in the process of completing 4 gross (3.6 net) horizontal wells and had 5 gross (4.1 net) horizontal wells awaiting completion.

Title to Properties

We generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination will usually be conducted and any significant defects will be remedied before proceeding with operations. We believe the title to our leasehold properties is good, defensible and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. Our properties are potentially subject to one or more of the following:

•	royalties and other burdens and obligations under oil and natural gas leases, purchase agreements and leasehold assignments;
•	overriding royalties and other burdens created by us or our predecessors in title;
•	contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect the properties or their titles;
•	liens that arise in the normal course of operations, including those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; and
•	easements, restrictions, rights-of-way and other matters that commonly affect property.

Additionally, the majority of our Delaware Basin leasehold position is subject to mortgages securing indebtedness under our credit and guarantee agreement.

With respect to our properties of which we are not the record owner, we rely instead on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.

Competitive Business Conditions

The oil and gas industry is intensely competitive, particularly with respect to acquiring prospective oil and natural gas properties. We believe our leasehold position provides a solid foundation for an economically robust exploration program and our future growth. Our success and growth also depend on our geological, geophysical, and engineering expertise, design and planning, and our financial resources. We believe the location of our acreage, our technical expertise, available technologies, our financial resources and expertise, and the experience and knowledge of our management enables us to compete effectively in our core operating areas. However, we face intense competition from a substantial number of major and independent oil and gas companies, which have larger technical staffs and greater financial and operational resources.

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

Marketing and Pricing

We derive revenue and cash flow principally from the sale of oil, natural gas and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. The market price for oil, natural gas and NGLs is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas.

Our revenues, cash flows, profitability and future rate of growth will depend substantially upon prevailing prices for oil, natural gas and NGLs. Prices may also affect the amount of cash flow available for capital expenditures and other cash requirements and our ability to borrow money or raise additional capital. Lower prices may also adversely affect the value of our reserves and make it uneconomical for us to commence or continue production levels of natural gas and crude oil. Historically, the prices received for oil, natural gas and NGLs have fluctuated widely.

Furthermore, regional natural gas, condensate, oil and NGL prices may move independently of broad industry price trends. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing.

From time to time, we may enter into derivative contracts. These contracts economically hedge our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances. In addition, hedging arrangements may limit the benefit we would receive from increases in the prices for oil and natural gas.

Major Customers

Our major customers for the year ended December 31, 2017 include Texican Crude & Hydrocarbons, LLC and ETC Field Services LLC, who accounted for approximately 85% and 14% of our revenue for the year ended December 31, 2017, respectively. Our major customers for the year ended December 31, 2016 included Noble Energy, Inc., Texican Crude & Hydrocarbons, LLC and Energy Transfer Partners, L.P., who accounted for approximately 41%, 38%, and 16% of our revenue for the year ended December 31, 2016, respectively.

Delivery Commitments

As of December 31, 2017, we were not committed to providing a fixed quantity of oil or natural gas under any existing contracts.

Regulation of the Oil and Natural Gas Industry

General. Our operations covering the exploration, production and sale of oil and natural gas are subject to various types of federal, state and local laws and regulations. The failure to comply with these laws and regulations can result in substantial penalties. These laws and regulations materially impact our operations and can affect our profitability. However, we do not believe that these laws and regulations affect us in a manner significantly different than our competitors. Matters regulated include, but are not limited to, permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties, restoration of surface areas, plugging and abandonment of wells, requirements for the operation of wells, production and processing facilities, land use, subsurface injection, air emissions, the disposal of fluids used or other wastes obtained in connection with operations, the valuation and payment of royalties and taxation of production. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of oil and natural gas, these agencies have restricted the rates of flow of oil and natural gas wells below actual production capacity, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding production. Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and natural gas, by-products from oil and natural gas and other substances and materials produced or used in connection with oil and natural gas operations. While we believe that we will be able to substantially comply with all applicable laws and regulations through our strict attention to regulatory compliance, the requirements of such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, Federal Energy Regulatory Commission (the "FERC") and the courts. We cannot predict when or whether any such proposals may become effective. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.

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

Environmental, Health, and Safety Regulations. Our operations are subject to stringent federal, state, and local laws and regulations relating to the protection of the environment and human health and safety (“EHS”). We are committed to strict compliance with these regulations and the utmost attention to EHS issues. Environmental laws and regulations may require that permits be obtained before drilling commences or facilities are commissioned, restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities, govern the handling and disposal of waste material, and limit or prohibit drilling and exploitation activities on certain lands lying within wilderness, wetlands, and other protected areas, including areas containing threatened or endangered animal species. As a result, these laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and natural gas and may prevent or delay the commencement or continuation of certain projects. In addition, these laws and regulations may impose substantial clean-up, remediation, and other obligations in the event of any discharges or emissions in violation of these laws and regulations. Further, legislative and regulatory initiatives related to global warming or climate change could have an adverse effect on our operations and the demand for oil and natural gas. See “Risk Factors-Risks Relating to the Oil and Gas Industry-Legislative and regulatory initiatives related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.” The following is a summary of the more significant existing and proposed environmental and occupational health and safety laws and regulations to which our business operations are or may be subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position. During the years ended December 31, 2017 and 2016, we incurred approximately $32,000 and approximately $182,000, respectively, related to compliance with environmental laws for our oil and natural gas properties.

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

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA, under the Clean Air Act, has adopted regulations that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction, and Title V operating permit requirements for certain new and modified large stationary sources. Facilities required to comply with PSD requirements for their GHG emissions will be required to meet “best available control technology” standards for those emissions, which will be established on a case-by-case basis. EPA rulemakings related to GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of our operations.

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

The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require us to incur costs to remedy discharges. Natural gas, oil or other pollutants, including salt water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities of oil and gas wells. Discharged hydrocarbons may migrate through soil to fresh water aquifers or adjoining property, giving rise to additional liabilities.

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

A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing. These laws and regulations may impose liability in the event of discharges, including for accidental discharges, failure to notify the proper authorities of a discharge, and other noncompliance. Compliance with such laws and regulations may increase the cost of oil and natural gas exploration, development and production; although we do not anticipate that compliance will have a material adverse effect on our capital expenditures or earnings. Failure to comply with the requirements of the applicable laws and regulations could subject us to substantial civil and/or criminal penalties and to the temporary or permanent curtailment or cessation of all or a portion of our operations.

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

Under FERC’s current regulatory regime, transmission services are provided on an open-access, non-discriminatory basis at cost-based rates or negotiated rates. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Although its policy is still in flux, FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of transporting natural gas to point-of-sale locations.

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

Federal Leases. For those operations on federal oil and natural gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, on federal lands in the United States, the Office of Natural Resources Revenue (“ONRR”) prescribes or severely limits the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, ONRR prohibits deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the ONRR has been engaged in a process of promulgating new rules and procedures for determining the value of crude oil produced from federal lands for purposes of calculating royalties owed to the government. The natural gas and crude oil industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on our operations.

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

Seasonal Nature of Business

Generally, the demand for oil and natural gas fluctuates depending on the time of year. Seasonal anomalies such as mild winters or hot summers may sometimes lessen this fluctuation. Further, pipelines, utilities, local distribution companies, and industrial end users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can also lessen seasonal demand.

Operational Hazards and Insurance

The oil business involves a variety of operating risks, including the risk of fire, explosions, blow outs, pipe failures and, in some cases, abnormally high pressure formations which could lead to environmental hazards such as oil spills, natural gas leaks and the discharge of toxic gases. If any of these should occur, we could incur legal defense costs and could be required to pay amounts due to injury, loss of life, damage or destruction to property, natural resources and equipment, pollution or environmental damage, regulatory investigation and penalties and suspension of operations.

In accordance with what we believe to be industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed.

Current Employees

As of December 31, 2017, we had 27 full-time employees, and intend to continue to add additional personnel as our operational requirements grow. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

We also retain certain independent consultants and contractors to provide various professional services, including additional land, legal, engineering, geology, environmental and tax services on a contract or fee basis as necessary for our operations.

Principal Executive Office

Our principal executive offices are located 300 E. Sonterra Blvd., Suite No. 1220, San Antonio, Texas 78258, and our telephone number is (210) 999-5400. Our Internet website can be found at https://www.lilisenergy.com/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report.

Item 1A. Risk Factors

Investing in our shares of common stock involves significant risks, including the potential loss of all or part of your investment. These risks could materially affect our business, financial condition and results of operations and cause a decline in the market price of our common stock. You should carefully consider all of the risks described in this Annual Report, in addition to the other information contained in this Annual Report, before you make an investment in our common stock. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors include the following:

Risks Relating to Our Business

If we are unable to access additional capital, it could negatively impact our production, our income and ultimately our ability to retain our leases.

Our principal sources of liquidity historically have been equity contributions, borrowings under our credit facilities, net cash provided by operating activities, and net proceeds from the issuance of Series A preferred, Series B preferred and Series C preferred shares. Our capital program may require additional financing above the level of cash generated by our operations to fund growth. If our expected cash flow from operations decreases as a result of lower commodity prices or otherwise, our ability to expend the capital necessary to replace our proved reserves, maintain our leasehold acreage or maintain production may be limited, resulting in decreased production and proved reserves over time.

We plan to finance our capital expenditures with cash on hand, cash flow from operations and future issuances of debt and/or equity securities. Our cash flow from operations and access to capital is subject to a number of factors, including:

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

Our operations and other capital resources may not provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2018 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include refinancing existing debt, joint venture partnerships, production payment financings, offerings of debt or equity securities or other means. We may not be able to obtain debt or equity financing on terms favorable, or at all.

Oil, natural gas and NGL prices are highly volatile. If commodity prices experience substantial decline, our operations, financial condition, and level of expenditures for the development of our oil, natural gas and NGL reserves may be materially and adversely affected.

The prices we receive for our oil, natural gas, and NGL production heavily influence our revenue, operating results, profitability, access to capital, future rate of growth and carrying value of our properties. Oil, natural gas, and NGLs are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.

Historically, the commodities markets have been volatile, and these markets will likely continue to be volatile in the future. If the prices of oil, natural gas, and NGLs experience a substantial decline, our operations, financial condition and level of expenditures for the development of our oil, natural gas and NGL reserves may be materially and adversely affected. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control and include the following:

•	changes in global supply and demand for oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	the price and quantity of imports of foreign oil and natural gas;
•	political conditions, including embargoes, in or affecting other oil-producing activity;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;

•	weather conditions;
•	technological advances affecting energy consumption; and
•	the price and availability of alternative fuels.

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

We entered into the First Lien Credit Agreement in 2016, the Second Lien Credit Agreement in 2017 and the Riverstone First Lien Credit Agreement in 2018 (as such terms are hereinafter defined and as described in more detail herein). As of December 31, 2017, $30.8 million was outstanding under our First Lien Credit Agreement (which was subsequently paid off with loan proceeds of the Riverstone First Lien Credit Agreement) and $155.8 million was outstanding on under our Second Lien Credit Agreement.

If we further utilize our credit facilities in the future or obtain additional financing, our level of indebtedness could affect our operations in several ways, including the following:

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

The Riverstone First Lien Credit Agreement and Second Lien Credit Agreement, guaranteed and further secured by substantially all our assets, contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our Riverstone First Lien Credit Agreement and Second Lien Credit Agreement contain restrictive covenants that limit our ability to, among other things:

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

Värde Partners, Inc. and its affiliates (collectively, “Värde”) beneficially own a significant portion of our common stock. Värde is not limited in their ability to compete with us, and the waiver of the corporate opportunity provisions in the certificate of designation relating to our Series C Preferred Stock, may allow Värde to benefit from corporate opportunities that might otherwise be available to us. As a result, conflicts of interest could arise in the future between us and Värde, including their portfolio companies concerning conflicts over our operations or business opportunities.

Värde is a family of private investment funds that beneficially owns a significant portion of our common stock as a result of the conversion rights available to them under the Second Lien Credit Agreement and the Series C Preferred Stock (as hereinafter defined and described), and it has investments in other companies in the energy industry. The Series C Preferred Stock was issued on January 30, 2018. As a result, Värde may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are our customers or suppliers. As such, Värde or its portfolio companies may acquire or seek to acquire the same assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue. Any actual or perceived conflicts of interest with respect to the foregoing could have an adverse impact on the trading price of our common stock.

The certificate of designation governing the preferences, rights and limitations of the Series C Preferred Stock, provides that Värde (including portfolio investments of Värde) is not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, if Värde, or any agent, shareholder, member, partner, director, officer, employee, investment manager or investment advisor of Värde who is also one of our directors or officers, becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.

Värde may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Furthermore, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to Värde could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.

Our disclosure controls and procedures and internal controls over financial reporting may not detect errors or potential acts of fraud.

Our disclosure controls and procedures and internal controls may not prevent all possible errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are being met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls are evaluated relative to their costs. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur without detection, which could have a material adverse effect on our business.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our internal control over financial reporting for the year ended December 31, 2017, errors were identified in the Company’s computation of the full cost ceiling test limitation. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see "Management's Report on Internal Control Over Financial Reporting" included in Item 9A of this report.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Further, the complexities of our quarter-end and year-end closing processes increase the risk that a weakness in internal controls over financial reporting may go undetected. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. We have identified remediation steps, including enhanced analytical analysis and improved management review of the full cost ceiling test calculation in order to remediate this material weakness. We plan to complete this remediation process as quickly as possible. However, if our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including a delisting from the NYSE, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

Decreases in oil and natural gas prices may require us to take write-downs of the carrying values of our oil and natural gas properties, potentially requiring earlier than anticipated debt repayment and negatively impacting the trading value of our securities.

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment through the performance of a ceiling test. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties.

We perform the ceiling test at least quarterly and, in the event capitalized costs of the full cost pool exceed this ceiling, we would recognize an impairment expense. We recognized an impairment expense of approximately $10.5 million and approximately $4.7 million for the years ended December 31, 2017 and 2016, respectively.

Future write-downs could occur for numerous reasons, including, but not limited to continued reductions in oil and natural gas prices that lower the estimate of future net revenues from proved oil and natural gas reserves, revisions to reserve estimates, or from the addition of non-productive capitalized costs to the full cost pool that do not result in corresponding increase in oil and natural gas reserves. Impairments of plugging and abandonment of wells in progress are other areas where costs may be capitalized into the full cost pool, without any corresponding increase in reserve values. As such, these situations could result in future additional impairment expenses. If commodity prices decline, we could incur full cost ceiling impairments in future quarters. Impairment charges would not affect cash flow from operating activities, but could have a material adverse effect our net income and stockholders’ equity.

Our estimated reserves are based on many assumptions that may prove inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves which could adversely affect our business, results of operations, and financial condition.

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

Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated oil and natural gas reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on the 12-month unweighted average of first-day-of-the-month oil and natural gas benchmark prices, adjusted for marketing and other differentials and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate.

If our reserve estimates or the underlying assumptions prove inaccurate, it could have a negative impact on our earnings and net income, and most likely the trading price of our securities.

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

Hedging transactions we may enter into may not adequately protect us from declines in the prices of oil and natural gas. In addition, the counterparties under any future derivatives contracts may fail to fulfill their contractual obligations to us. As of December 31, 2017, we had hedging agreements in place on approximately 1,000 Bbl per day, or 83% of our expected production from proved developed producing reserves for the period from January 1, 2018 through June 30, 2018, as forecast under the reserve report prepared by our independent reserve engineers dated December 31, 2017.

Our identified drilling locations are scheduled to be drilled over a period of several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of our drilling.

Our management has specifically identified and scheduled drilling locations as an estimation of future multi-year drilling activities on our existing acreage. These scheduled drilling locations represent a significant component of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability of capital, costs, drilling results, regulatory approvals and other factors. Because of these uncertainties, we do not know if the potential drilling locations previously identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

Drilling for and producing oil and natural gas is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.

Our success will depend on the success of our drilling program. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities as such studies are merely an interpretive tool.

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

Additionally, the budgeted costs of planning, drilling, completing and operating wells are often exceeded and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spud, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons, or is drilled at all. Exploration wells endure a much greater risk of loss than development wells. If actual drilling and development costs are significantly more than the current estimated costs, we may not be able to continue operations as proposed and could be forced to modify drilling plans accordingly.

If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced, or we may drill or participate in new wells that are not productive or drill wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. A productive well may become uneconomical if water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Unsuccessful drilling activities could result in a significant decline in production and revenues and materially harm operations and financial condition by reducing available cash and resources.

Financial difficulties encountered by our oil and natural gas purchasers, third party operators or other third parties could decrease cash flow from operations and adversely affect our exploration and development activities.

We derive essentially all of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third party purchasers, independent marketing companies and mid-stream companies. Any delays in payments from such purchasers caused by financial problems encountered by them will have an immediate negative effect on our results of operations and cash flows.

Additionally, liquidity and cash flow problems encountered by our working interest co-owners or the third-party operators of our non-operated properties may prevent or delay the drilling of a well or the development of a project. Our working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs.

Our industry is highly competitive, which may adversely affect our operations and performance.

We operate in a highly competitive environment. In addition to capital, the principle resources necessary for the exploration and production of oil and natural gas include: leasehold prospects under which oil and natural gas reserves may be discovered; drilling rigs and related equipment to explore for such reserves; and knowledgeable personnel to conduct all phases of oil and natural gas operations. We must compete for such resources with both major oil and natural gas companies and independent operators.

Many of our competitors have financial and other resources substantially greater than ours. Such capital, materials and resources may not be available when needed. If we are unable to access capital, material and resources when needed, we risk suffering numerous consequences, including, the breach of our obligations under the oil and natural gas leases by which we hold our prospects and the potential loss of those leasehold interests; loss of reputation in the oil and gas community; inability to retain personnel or attract capital, a slowdown in our operations and decline in revenue; and a decline in the market price of our common stock.

Properties that we acquire may not produce oil or natural gas as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

One of our growth strategies is to pursue selective acquisitions of undeveloped acreage potentially containing oil and natural gas reserves. If we choose to pursue an acquisition, we will perform a review of the target properties. However, these reviews are inherently incomplete as they are based on the quality, availability and interpretation of the reviewed data and the acumen and the assumptions of the evaluation personnel. Generally, it is not feasible to review in depth every individual property, well, facility and/or file involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. We may not perform an inspection on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we may not be able to obtain effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties. If we acquire properties with risks or liabilities that were unknown or not assessed correctly, financial condition, results of operations and cash flows could be adversely affected as claims are settled and cleanup costs related to these liabilities are incurred.

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

Prior to the drilling of an oil and natural gas well, however, it is the normal practice in the oil and natural gas industry for the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. Failure to cure any title defects may adversely impact our ability in the future to increase production and reserves. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss which could adversely affect our financial condition, results of operations and cash flows.

Our producing properties are located in the Delaware Basin, making us vulnerable to risks associated with operating in one major geographic area.

All of our estimated proved reserves at December 31, 2017, were located in the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area.

In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

We may not be the operator on all of our drilling locations, and, therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets.

Currently, we are the operator of approximately 90% of our acreage. As we carry out our exploration and development programs, we may enter into arrangements with respect to existing or future drilling locations that result in wells being operated by others. As a result, we may have limited ability to exercise influence over the operations of the drilling locations operated by our partners. Dependence on the operator could prevent us from realizing target returns for those locations. The success and timing of exploration and development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;
•	the operator’s expertise and financial resources;
•	approval of other participants in drilling wells;
•	selection of technology; and
•	the rate of production of reserves, if any.

Our limited ability to exercise control over the operations of any drilling locations operated by other operators may cause a material adverse effect on results of operations and financial condition.

The marketability of our production is dependent upon transportation and processing facilities and third parties over which or whom we may have no control.

The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, rail service, and processing facilities in addition to competing oil and natural gas production available to third-party purchasers. We deliver our produced crude oil and natural gas through trucking, gathering systems and pipelines, some of which we do not own. The lack of availability of capacity on third-party systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of our development plans. Although we have some contractual control over the transportation of our production through firm transportation arrangements, third-party systems and facilities may be temporarily unavailable due to market conditions, mechanical reliability or other reasons, including adverse weather conditions or work-loads. Any significant change in market factors or other conditions affecting these infrastructure systems and facilities, as well as any delays in constructing new infrastructure systems and facilities, could delay production, thereby harming our business and, in turn, our results of operations, cash flows, and financial condition.

On August 10, 2017, we entered into a long-term agreement with Lucid relating to gas gathering, processing and associated services to support our drilling program. Pursuant to the agreement, Lucid will receive, gather and process our gas production from certain production areas located in Lea County, New Mexico and in Loving and Winkler Counties, Texas. The agreement secures incremental midstream capacity for us in the production areas committed to the new agreement. We commenced services with Lucid on our New Mexico properties in November 2017 and expect to commence services on our Texas properties in early 2018.

The shut-in of our wells could negatively impact our production, liquidity, and, ultimately, our operations, results, and performance.

Our production depends, in part, upon our wells that are capable of commercial production not being shut-in (i.e., suspended from production). The lack of availability of capacity on third-party systems and facilities (see "Risk Factors-Risks Relating to Our Business-The marketability of our production is dependent upon transportation and processing facilities and third parties over which or whom we may have no control.”) or the shut-in of an oil field’s production, among other reasons, could result in the shut-in of our wells. As of December 31, 2017, we had 3 gross (2.60 net) wells shut in awaiting infrastructure.

If we experience low oil production volumes due to the shut-in of our wells, we would experience a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service, and other liquidity needs. A significant decline in oil production due to the shut-in of our wells could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

Unless we find new oil and natural gas reserves to replace actual production, our reserves and production will decline, which would materially and adversely affect our business, financial condition, and results of operations.

Producing oil and natural gas reservoirs generally are characterized by declining production rates and depletion that vary depending upon reservoir characteristics subsurface and surface pressures and other factors. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and revenue are highly dependent on our success in efficiently obtaining additional reserves. We may not be able to develop, find or acquire reserves to replace our current and future production at costs or other terms acceptable to us, or at all, in which case our business, financial condition and results of operations would be materially and adversely affected.

The results of our planned exploratory and development drilling are subject to drilling and completion execution risks, and drilling results may not meet our economic expectations for reserves or production.

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

Our experience with horizontal well applications utilizing the latest drilling and completion techniques specifically in the formations where we are currently operating is limited; however, we contract with local experts in the area to design, plan and conduct our drilling and completion operations. Ultimately, the success of these drilling and completion techniques can only be developed over time as more wells are drilled and production profiles are established. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, the return on our investment in these areas may not be as attractive as we anticipate and we could incur material write-downs of undeveloped properties and the value of our undeveloped acreage could decline in the future.

The unavailability or high cost of drilling rigs, equipment supplies, or personnel could adversely affect our ability to execute our exploration and development plans.

The oil and gas industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs of and demand for rigs, equipment and supplies may increase substantially and their availability may be limited. In addition, the demand for, and wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases. The higher prices of oil and natural gas during the last several years have increased activity which has resulted in shortages of drilling rigs, equipment and personnel, which have resulted in increased costs and delays in the areas where we operate. If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration and development plans could be materially and adversely affected and, as a result, our financial condition and results of operations could be materially and adversely affected.

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

Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the risk of:

•	fire, explosions and blowouts;
•	negligence of personnel;
•	inclement weather;
•	pipe or equipment failure;

•	abnormally pressured formations;

•	environmental accidents such as oil spills; and

•	natural gas environment (including groundwater contamination).

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

In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks. Our insurance may not be adequate to cover these losses or liabilities. We do not carry business interruption insurance. We may elect not to carry insurance if management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. The impact of natural disasters or weather events in the areas where we operate has resulted in escalating insurance costs and less favorable coverage terms. Losses and liabilities arising from uninsured or underinsured events may have a material adverse effect on our financial condition and operations, including the loss of our total investment in a particular prospect.

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

A failure of technology systems, data breach or cyberattack could materially affect our operations.

Information technology solution failures, network disruptions, breaches of data security and cyberattacks could disrupt our operations by causing delays or cancellation of customer orders, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer, employee or our information, or damaging our reputation. A system failure, data security breach or cyberattack could have a material adverse effect on our financial condition, results of operations or cash flows.

Our information technology systems may be vulnerable to security breaches beyond our control, including those involving cyberattacks using viruses, worms or other destructive software, process breakdowns, phishing or other malicious activities, or any combination of the foregoing. Such breaches could result in unauthorized access to information, including customer, employee, or other company confidential data. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced, and expect to continue to experience, cyber security threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

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

We have limited management and staff and may be dependent upon partnering arrangements.

As of December 31, 2017, we had 27 full-time employees. We leverage the services of independent consultants and contractors to perform various professional services, including engineering, oil and natural gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.

Our dependence on third-party consultants and service providers creates a number of risks, including but not limited to, the possibility that such third parties may not be available to us as and when needed and the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects. If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price could be materially adversely affected.

Our business may suffer with the loss of key personnel.

We depend to a large extent on the services of certain key management personnel, including Ron Ormand, our Executive Chairman of the Board, James (Jim) Linville, our Chief Executive Officer, Joseph Daches, our Chief Financial Officer, and other executive officers and key employees. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and hedging strategies. The loss of any of these individuals could have a material adverse effect on operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

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

Our business strategy is based on our ability to acquire additional reserves, oil and natural gas properties, prospects and leaseholds. Significant acquisitions and other strategic transactions may involve other risks, including:

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

The continued growth in oil and natural gas exploration in the United States has drawn intense scrutiny from environmental and community interest groups, regulatory agencies and other governmental entities. As a result, we may face significant opposition to, or increased regulation of, our operations, that may make it difficult or impossible to obtain permits and other needed authorizations to drill, complete or operate, result in operational delays, or otherwise make oil and natural gas exploration more costly or difficult than in other countries.

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

Risks Relating to the Oil and Natural Gas Industry

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

Also, on May 12, 2016, EPA issued regulations (effective August 2, 2016) that build on the 40 C.F.R. Part 60, Subpart OOOO (NSPS OOOO) standards by directly regulating methane and VOC emissions from various types of new and modified oil and natural gas sources. Some of those sources are already regulated under NSPS OOOO, while others, like hydraulically fractured oil wells, pneumatic pumps, and certain equipment and components at compressor stations, are covered for the first time. On March 10, 2016, moreover, the EPA announced that it is moving towards issuing performance standards for methane emissions from existing oil and natural gas sources. The agency said that it will “begin with a formal process (i.e, an Information Collection Request) to require companies operating existing oil and natural gas sources to provide information to assist in the development of comprehensive regulations to reduce methane emissions.” On November 10, 2016, the EPA issued the Information Collection Request (“ICR”) and explained that “[r]ecipients of the operator survey (also referred to as Part 1) will have 60 days after receiving the ICR to complete the survey and submit it to EPA. Recipients of the more detailed facility survey (also referred to as Part 2) will have 180 days after receiving the ICR to complete that survey and submit it to the agency.”

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

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce GHG emissions and almost one-half of the states have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these GHG cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil, natural gas and NGLs we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production by providing and linking up induced flow paths for the oil and/or natural gas contained in the rocks. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions, but the EPA, under the federal Safe Drinking Water Act, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel.

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

While these state and local land use restrictions generally cover areas with little recent or ongoing oil and natural gas development, they could lead opponents of hydraulic fracturing to push for similar statewide regimes. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

The EPA also issued an advance notice of proposed rulemaking and undertook a public participation process under the Toxic Substances Control Act to seek comment on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and the mechanisms for obtaining this information. Additionally, on January 7, 2015, several national environmental advocacy groups filed a lawsuit requesting that the EPA add the oil and natural gas extraction industry to the list of industries required to report releases of certain “toxic chemicals” under the Emergency Planning and Community Right-to-Know Act’s Toxics Release Inventory, or TRI, program. On October 22, 2015, the EPA took action on the Environmental Integrity Project’s October 24, 2012 petition to impose TRI reporting requirements on various oil and natural gas facilities. The EPA granted the petition in part, by agreeing to propose to add natural gas processing facilities to the scope of the TRI program, but rejected the rest of the petition. On December 15, 2015, in light of that decision, the environmental advocacy groups that had commenced the lawsuit opted to voluntarily dismiss it. On January 6, 2017, EPA issued a proposed rulemaking that would add natural gas processing facilities to the scope of the TRI program.

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

Second, hydraulic fracturing results in water discharges that must be treated and disposed of in accordance with applicable regulatory requirements. Environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on operations and financial performance. Our ability to remove and dispose of water will affect production, and the cost of water treatment and disposal may affect profitability. The imposition of new environmental initiatives and regulations could also include restrictions on our ability to conduct hydraulic fracturing or disposal of produced water, drilling fluids and other substances associated with the exploration, development and production of oil and natural gas.

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

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of regulatory requirements or restrictions. It is also possible that a portion of our oil and natural gas properties could be subject to eminent domain proceedings or other government takings for which we may not be adequately compensated. See “Business-Regulation of the Oil and Natural Gas Industry” for a more detailed description of regulatory laws covering our business.

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

Changes in environmental laws and regulations occur frequently and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed. Our permits require that we report any incidents that cause or could cause environmental damages. See “Business- Regulation of the Oil and Natural Gas Industry” for a more detailed description of the environmental laws covering our business.

Should we fail to comply with all applicable regulatory agency administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the Domenici-Barton Energy Policy Act of 2005, the FERC has civil penalty authority under Natural Gas Act (the "NGA") to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Additionally, the Federal Trade Commission has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1 million per day, and U.S. Commodity Futures Trading Commission (the "CFTC") prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to crude oil swaps and futures contracts as that granted to the CFTC with respect to crude oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1 million or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Business-Regulation of the Oil and Natural Gas Industry.”

Risks Relating to Our Securities

The market price of our common stock may be volatile, which may depress the market price of our securities and result in substantial losses to investors if they are unable to sell their securities at or above their purchase price.

The market price of our securities may fluctuate substantially for the foreseeable future, primarily due to a number of factors, including:

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

Our articles of incorporation authorize our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights. We currently have one series of preferred stock issued and outstanding, which ranks senior to our common stock with respect to dividends and rights on the liquidation, dissolution or winding up of the Company, amongst other preferences and rights.

There may be future dilution of our common stock.

We have a significant amount of derivative securities outstanding, which upon exercise or conversion, would result in substantial dilution of our common stock. To the extent outstanding restricted stock units, warrants or options to purchase our common stock under our 2016 Omnibus Incentive Plan or our 2012 Equity Incentive Plan are exercised, the price vesting triggers under the performance shares granted to our executive officers are satisfied, or additional shares of restricted stock are issued to our employees, holders of our common stock will experience dilution. Furthermore, if we sell additional equity or convertible debt securities, such sales could result in further dilution to our existing stockholders and cause the price of our outstanding securities to decline.

We do not expect to pay dividends on our common stock.

We have never paid dividends with respect to our common stock, and we do not expect to pay any dividends, in cash or otherwise, in the foreseeable future. We intend to retain any earnings for use in our business. In addition, our credit facilities and preferred stock prohibit us from paying any dividends. In the future, we may agree to further restrictions. Any return to stockholders will therefore be limited to the appreciation of their stock.

Securities analysts may not initiate coverage of our shares or may issue negative reports, which may adversely affect the trading price of the shares.

Securities analysts may not provide research reports on our Company. If securities analysts do not cover our Company, the lack of coverage may adversely affect the trading price of our shares. The trading market for our shares will rely in part on the research and reports that securities analysts publish about us and our business. If one or more of the analysts who cover our Company downgrades our shares, the trading price of our shares may decline. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our shares to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our Company, which could significantly and adversely affect the trading price of our shares.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our Company.

The existence of certain provisions under Nevada law could delay or prevent a change in control of the Company, which could adversely affect the price of our common stock. Additionally, Nevada law imposes certain restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Market Prices

On July 24, 2017, our common stock commenced trading on the NYSE American under its symbol “LLEX.” From May 9, 2017 to July 23, 2017, our common stock traded on the NYSE MKT under its current symbol “LLEX.”

Prior to trading on the NYSE markets, from March 4, 2017 to May 8, 2017, our common stock traded on the NASDAQ Stock Market LLC under the symbol “LLEX”. From May 27, 2016 to March 13, 2017, our common stock was listed on the OTCQB Venture Marketplace under the symbol “LLEX”. From February 11, 2016 to May 26, 2016, our common stock traded on The Nasdaq Capital Market (“Nasdaq”) under the symbol “LLEX.” Prior to February 11, 2016, our common stock traded on the Nasdaq Global Market under the symbol “LLEX.”

The following table shows the high and low reported sales prices of our common stock for the periods indicated. The prices reported in this table have been adjusted to reflect the 1-for-10 reverse split of our issued and outstanding common stock, which took effect on June 23, 2016.

	High	Low
	2018
First Quarter (through March 5, 2018)	$5.44	$3.10

	2017
Fourth Quarter	$5.50	$4.14
Third Quarter	$5.25	$2.96
Second Quarter	$5.69	$3.41
First Quarter	$5.22	$2.90

	2016
Fourth Quarter	$3.75	$2.10
Third Quarter	$3.51	$1.08
Second Quarter	$2.33	$0.50
First Quarter	$3.70	$1.00

As of March 5, 2018, there were 158 owners of record of our common stock. We estimate that there are approximately 1,705 beneficial holders of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors may deem relevant at that time.

We are currently restricted from declaring any dividends pursuant to the terms of our Riverstone First Lien Credit Agreement, Second Lien Credit Agreement and outstanding preferred stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” for further information.

Recent Sales of Unregistered Securities

We have previously disclosed by way of Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC all sales by us of our unregistered securities during the year ended December 31, 2017.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 11 of this Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following discussion includes forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report.

Overview

Lilis is an independent oil and natural gas company focused on the acquisition, development, and production of conventional and unconventional oil and natural gas properties in the core of the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico.

Our Business and Strategy

We believe our significant inventory of oil and liquids-rich drilling opportunities in the Delaware Basin provide us with a platform for continued future growth. As of December 31, 2017, we had accumulated approximately 35,200 gross (15,700 net) acres in the core of the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico, with approximately 33,080 gross (14,430 net) acres in Winkler, Loving, and Reeves Counties, Texas and approximately 2,120 gross (1,270 net) acres in Lea County, New Mexico. Our leasehold position is largely contiguous, which we believe will enable us to maximize development efficiency and manage our costs.

As of December 31, 2017, our proved reserves were approximately 11,453 MBOE (million barrels of oil equivalent). Our proved reserves consist of 63% oil, 23% natural gas and 14% NGL. Of those reserves, 37% of our proved reserves are classified as proved developed and approximately 63% are classified as proved undeveloped.

In addition, 34% of our net acreage position was held by production at December 31, 2017, and we operated approximately 90% of our acreage, which we believe gives us significant control over the pace of our development and the ability to design a more efficient and profitable drilling program to maximize recovery of oil and natural gas.

In 2017, we also entered into a long-term gas gathering, processing and purchase agreement with an affiliate of Lucid Energy Group (“Lucid”) to support our active drilling program in the Delaware Basin. Lucid will receive, gather and process our gas production from certain production areas located in Lea County, New Mexico and in Loving and Winkler Counties, Texas. The agreement secures sufficient term and capacity for Lilis during our development and exploitation life cycle of the production areas committed to the new agreement.

Our focus is on the development of our oil and natural gas properties in the Delaware Basin, primarily through the drilling of horizontal wells, which we believe will provide attractive returns on a majority of our acreage positions. Our drilling program utilizes the development of new horizontal wells across several potentially productive formations in the Delaware Basin, but initially targeting the Wolfcamp formation. We completed our first horizontal well in January 2017, and have completed six additional wells since that time. On March 31, 2017, we completed the divestiture of all our oil and natural gas properties located in the DJ Basin to complete our transformation to a pure play Permian Basin oil and natural gas company.

As of March 1, 2018, we have accumulated approximately 35,800 gross (16,200 net) acres in what we believe to be the core of the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico. Our leasehold position is largely contiguous, allowing us to maximize development efficiency and manage full cycle finding costs. Approximately 35% of our acreage position is held by production, and we are the named operator on nearly 100% of our producing acreage, which gives us significant control over the pace of our development and our ability to design a more efficient and profitable drilling program that maximizes recovery of hydrocarbons.

We expect that substantially all of our estimated 2018 capital expenditure budget will be focused on the development and expansion of our Delaware Basin acreage and operations. We also plan to continue selectively and opportunistically pursuing strategic acreage acquisitions and organic leasing prospects in the Delaware Basin.

Our business objective is to increase stockholder value by growing our Delaware Basin leasehold position, reserves, production and cash flows at attractive rates of return on invested capital. We continue to focus on developing our existing acreage position, gaining additional operational control and expanding our core assets in the Delaware Basin. We plan to achieve our business objective by implementing a business strategy focused on the following:

•	Execute our Operated, Horizontal Drilling Program to Grow Production from our Delaware Basin Leasehold . We plan to drill and develop our existing acreage base of approximately 35,800 gross (16,200 net) acres in the Delaware Basin, which we believe will maximize our resource potential and value to our stockholders. Through the development of our properties, we seek to de-risk our acreage position and substantially increase our production and cash flow, thereby increasing the value of our properties. Our current leasehold position in the Delaware Basin has significant stacked-pay potential, which we believe includes at least seven productive zones. We estimate that all productive zones within our properties may support approximately 900 future drilling locations, including over 400 longer lateral locations, and we expect that inventory to increase with the closing of our pending acquisition from OneEnergy Partners Operating, LLC. We focused our horizontal development in 2017 on the Wolfcamp B formation but intend to expand our target zones to the Wolfcamp A, Wolfcamp XY and 2nd Bone Spring during 2018. Our long-term gas gathering, processing and purchase agreement with Lucid will support our active drilling program and alleviate production constraints we have experienced.

•	Focus on Delineation of our Existing Acreage. We plan to focus on the delineation and de-risking of our existing acreage. We expect that our drilling activity will also grow our drilling inventory and the identified resource potential of our Delaware Basin properties. We believe that our current reserves represent only a small portion of the resource potential within our acreage. Our development plan for 2018 contemplates the continued delineation of our acreage both geographically and geologically by testing our eastern acreage and by drilling and completing wells within additional prospective benches, including the Wolfcamp A, Wolfcamp XY and the 2nd Bone Spring.

•	Leverage our Extensive Operational Expertise to Reduce Costs and Enhance Returns. As of December 31, 2017, we operated approximately 90% of our acreage position, giving us significant control over the pace of our development and allowing us to increase value through operational and cost efficiencies. We intend to obtain the highest possible returns on the capital we expend on our development projects using results from the wells we have completed and the operational expertise of our management team. We also plan to focus on operational efficiencies, including salt water disposal and midstream costs, and capital costs of our development wells in order to maximize returns to our stockholders.

•	Pursue Selective Acquisitions and Organic Leasing to Grow Our Leasehold Position. Since entering the Delaware Basin in June 2016, we have grown our net acreage position approximately 376% from 3,400 net (7,200 gross) acres to approximately 16,200 net (35,800 gross) acres as of March 1, 2018. On January 30, 2018, we announced our entry into a pending Purchase and Sale Agreement with OneEnergy Partners Operating, LLC to acquire 2,798 net acres in New Mexico, which are largely overlapping or contiguous with our existing properties, for approximately $70 million (the “OEP Acquisition”). Pro forma for the closing of the OEP Acquisition, we expect we expect our acreage position to approximately 19,000 net acres. Our most significant acquisition in 2017 included approximately 4,400 net acres, approximately 92% of which overlapped our existing acreage position. Our acquisitions to date have added approximately 600 drilling locations with multiple stacked pay zones. In addition to our continued evaluation of strategic acquisition opportunities in the Delaware Basin, we will continue to expand our leasehold position through our organic leasing program.

•	Maintain Fiscal Discipline and Financial Liquidity. We actively manage the level of our development, leasing and acquisition activity in response to commodity prices, access to capital, and to the performance of our wells. We hold significant control over the pace of our drilling activity as a result of our operatorship on approximately 90% of our properties. During 2017, we commenced an active hedging program to provide certainty regarding our cash flow and protect returns from our development activity in the event of decreases in the prices received for our production. In addition, we have structured our balance sheet with the intent to reduce our leverage profile over time. The Second Lien Term Loan (as hereinafter defined) that we primarily relied upon to finance our capital spending and operations in 2017 is convertible, and we announced the issuance of $100 million in convertible, perpetual Series C preferred stock on January 31, 2018. In addition, the closing of our recently announced OEP Acquisition, which carries a purchase price of approximately $70 million, will be funded in part with $30 million of common stock to be issued to the seller.

We expect that our 2018 capital expenditure budget will be focused on the development and expansion of our Delaware Basin acreage and operations. We also plan to continue to selectively and opportunistically pursue strategic acreage acquisitions in the Delaware Basin.

Market Conditions and Commodity Pricing

Our financial results depend on many factors, including the price of oil, natural gas and NGLs and our ability to market our production on economically attractive terms. We generate the majority of our revenues from sales of oil, natural gas and NGLs. The prices of these products are critical factors to our success and volatility in the prices of oil and natural gas could impact our results of operations. In addition, our business requires substantial capital to acquire properties and develop our non-producing properties. Declines in these prices would reduce our revenues and result in lower cash inflow which would make it more difficult for us to pursue our plans to acquire new properties and develop existing properties. Declines in oil, natural gas, and NGL prices may also adversely affect our ability to obtain additional funding on favorable terms.

We believe our long-term agreement with Lucid relating to gas gathering, processing and associated services to support our production operations will enable us to avoid many potential issues relating to the transportation of our production. Pursuant to our agreement, Lucid will receive, gather and process our natural gas production from certain production areas located in Lea County, New Mexico and in Loving and Winkler Counties, Texas. The agreement secures incremental midstream capacity for us in the production areas committed.

We believe we are well-positioned to manage the challenges presented in a lower pricing environment, and we can execute our planned 2018 development program and capital expenditures with a combination of cash, cash flow, and proceeds from the exercise of outstanding warrants.

Impact of New Tax Reform

The New Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code applicable to certain items in 2017 as well as those applicable to 2018 and subsequent years.

The applicable items that will affect 2017 include but are not limited to (1) bonus depreciation that will allow for full (100%) expensing of qualified property acquired and placed in service after September 27, 2017 and (2) limitations on the deductibility of certain executive compensation under IRC Sec. 162(m) related to plans after November 2, 2017.

The Act also establishes new tax laws that will affect 2018, including but not limited to, (1) reduction of U.S. federal corporate tax rate to twenty one percent; (2) the elimination of the corporate alternative minimum tax (AMT); (3) limitation on the deduction of interest expense; (4) the repeal of the of the domestic production activity deduction (DPAD); and (5) limitations on net operating losses (NOL’s) generated after December 31, 2017 to eighty percent of taxable income. The NOL’s generated in 2018 and beyond are to be carried forward indefinitely with no carryback.

The Act preserved the deductibility of Intangible Drilling Costs (IDC’s) for federal income tax purposes. The IDC’s have recently been capitalized and amortized for tax purposes to avoid negative AMT consequences which would result in the reduction of AMT NOL’s. The Act eliminates AMT for tax years beginning on or after January 1, 2018 which provides the company latitude in its tax treatment of IDC’s for both current year and future tax planning purposes.

ASC 740 requires the recognition of the tax effects of the Act for annual periods that include December 22, 2017. At December 31, 2017, the Company has made reasonable estimates of the effects on its existing deferred tax balances. The Company has remeasured certain federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally twenty one percent. The provisional amount recognized related to the remeasurement of its federal deferred tax balance was $9.5 million, which was subject to a valuation allowance at December 31, 2017.

We will continue to analyze the Act and future IRS regulations, refine its calculations and gain a more thorough understanding of how individual states are implementing this new law. This further analysis could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts.

Results of Operations

During the year ended December 31, 2017, we worked actively to increase our natural gas production takeaway and processing capacity for our expanding production. We successfully brought online our fifth Wolfcamp B horizontal well located in Lea County, New Mexico. This well is our most geologically eastern well and is the closest well to the Central Basin Platform in our current acreage position. As of December 31, 2017, we have production flowing from our 10 horizontal wells and 14 legacy vertical wells with an estimated productive capacity of approximately 2,494 net BOE per day, on a combined equivalent oil, natural gas and NGL basis.

Our production for the year ended December 31, 2017, was temporarily impacted by curtailments resulting from operational and equipment issues with our current gathering and processing service provider. Primarily as a result of this curtailment of approximately 39.5% of our productive capacity, our average realized production was approximately 1,576 BOE per day for the year ended December 31, 2017. This temporary curtailment is expected to be resolved with expanded available natural gas takeaway and processing capacity under our new contract with Lucid. Production takeaway under the Lucid contract began in November 2017 from our New Mexico properties and in December 2017 from a portion of our Texas properties.

The results of operations of Brushy Resources are included with those of Lilis commencing June 23, 2016. As a result, results of operations for the year ended December 31, 2017 are not necessarily comparable to the twelve-month period in 2016. Additionally, all discussion related to historical representations of common stock, unless otherwise noted, gives retroactive effect to the reverse split on June 23, 2016 for all periods presented.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following sets forth selected revenue and production data for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change	% Change
Net production:
Oil (Bbls)	371,993	61,088	310,905	509%
Natural gas (Mcf)	776,164	332,643	443,521	133%
NGL (Bbl)	73,875	11,357	62,518	550%
Total (BOE)	575,229	127,863	447,366	350%
Average daily production (BOE/d)	1,576	350	1,226	350%

Average realized sales price:
Oil (Bbl)	$47.92	$39.59	$8.33	21%
Natural gas (Mcf)	2.74	2.54	0.20	8%
NGL (Bbl)	22.49	15.22	7.27	48%
Total (BOE)	$37.57	$26.87	$10.70	40%

Oil, natural gas and NGL revenues (in thousands):
Oil revenue	$17,826	$2,418	$15,408	637%
Natural gas revenue	2,125	844	1,281	152%
NGL revenue	1,661	173	1,488	860%
Total	$21,612	$3,435	$18,177	529%

Revenues

Total revenue was $21.6 million for the year ended December 31, 2017, as compared to $3.4 million for the year ended December 31, 2016, representing an increase of $18.2 million or 529%. Our increase in revenue was associated primarily with an increase in production and sales of production from our seven Delaware Basin wells placed on production during 2017.

Oil revenues increased 637% due to an increase in oil sales volume of 509% and an increase in the average realized per barrel oil price of 21%. Natural gas revenues increased 152% due to an increase in natural gas sales volumes of 133% and an increase in the average realized per Mcf natural gas price of 8%. NGL revenues increased 860% due to an increase in NGL sales volumes of 551%, and an increase in NGL realized price of 48%.

Oil and Natural Gas Production Costs, Production Taxes, Depreciation, Depletion, and Amortization

Our production during the year ended December 31, 2017, increased from 127,863 BOE in 2016 to 575,229 BOE in 2017, an increase of 350%. This increase in production was primarily attributable to seven additional wells being completed and placed on production.

The following table shows a comparison of production costs for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change	% Change
Production Costs per BOE:
Production costs	$12.21	$12.43	$(0.22)	-2%
Production taxes	2.06	(1.30)	3.36	-258%
Depreciation, depletion, amortization and accretion	12.21	12.25	(0.04)	-0%
Total (BOE)	$26.48	$23.38	$3.10	13%

Operating Expenses
Production costs	$7,023	$1,590	$5,433	342%
Production taxes	1,187	(167)	1,354	-811%
General and administrative	49,851	14,227	35,624	250%
Depreciation, depletion, amortization and accretion	7,025	1,698	5,327	314%
Impairment of evaluated oil and natural gas properties	10,505	4,718	5,787	123%
Total Operating Expenses	$75,591	$22,066	$53,525	243%

Production Costs

Production costs were $7.0 million for the year ended December 31, 2017, compared to $1.6 million for the year ended December 31, 2016, an increase of $5.4 million, or 342%. The increase in production costs was primarily due to increased production volumes associated with the addition of seven wells placed on production in the Delaware Basin during the year ended December 31, 2017. Production costs per BOE decreased to $12.21 for the year ended December 31, 2017, from $12.43 for the year ended December 31, 2016, a decrease of $0.22 per BOE, or -2%. The ratio change in production volume from year ended December 31, 2016 to year ended December 31, 2017 was almost the same as the ratio change in production cost for same periods resulting in the low variance of $0.22 in production cost per BOE and the high production cost per BOE despite significant increase in production during 2017.

Production Taxes

Production taxes were $1.2 million for the year ended December 31, 2017, compared to $(0.2) million for the year ended December 31, 2016, an increase of $1.4 million. Currently, ad valorem, severance and conservation taxes range from 1% to 13% based on the state and county from which production is derived. Production taxes per BOE increased to $2.06 per BOE during the year ended December 31, 2017 from $(1.30) per BOE during the year ended December 31, 2016. As discussed above, the increase in production taxes corresponds to the increase in production revenues during the year ended December 31, 2017. These taxes are likely to vary in the future depending on the production volumes we generate from various states, and on the possibility that any state may raise its production tax rate. The $(0.2) million in production taxes during the year ended December 31, 2016 was due to certain ad valorem and severance tax estimates that were higher than the actual amount billed, thus resulting in a tax benefit to us.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $49.9 million during the year ended December 31, 2017, compared to $14.2 million during the year ended December 31, 2016, an increase of $35.6 million or 250%. The increase in G&A was primarily due to an increase in payroll of $15.6 million, an approximate $15.4 million increase in stock-based compensation and an increase of approximately $4.6 million in other G&A during the year ended December 31, 2017. The increase of $15.6 million in payroll was primarily attributable to added employees, severance pay and bonuses. The $15.3 million increase in stock-based compensation during 2017 was caused in part by added employees and higher average prices of the Company’s stock.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization (“DD&A”) was $7.0 million during the year ended December 31, 2017, compared to $1.7 million during the year ended December 31, 2016, an increase of $5.3 million, or 314%. Our DD&A rate decreased to $12.21 per BOE during the year ended December 31, 2017 from $12.25 per BOE during the year ended December 31, 2016. The DD&A expense increased due to an increase in volumes produced by 447,366 BOE or 350%, from 127,863 BOE during the year ended December 31, 2016 to 575,229 BOE during the year ended December 31, 2017.

Impairment of Evaluated Oil and Natural Gas Properties

We recorded impairment charges of $10.5 million and $4.7 million during the years ended December 31, 2017 and 2016, respectively. Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties is less than or equal to the “ceiling,” based upon the expected after tax present value of the future net cash flows discounted at 10% from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. For the year ended December 31, 2017, higher capital expenditures with slower than expected development of proved reserves contributed to the excess of net book value of our oil and natural gas properties over the ceiling resulting in the recognition of an impairment charge of $10.5 million. For the year ended December 31, 2016, the impairment charge of $4.7 million resulted from the impact of less favorable commodity prices which adversely affected estimated proved reserve volumes and future estimated revenues.

	Years Ended December 31,
	2017	2016	Variance	%
	(In Thousands)
Other income (expenses):
Other income	$18	$90	$(72)	-80%
Inducement expense	-	(8,307)	8,307	100%
Gain on extinguishment of debt and modification of convertible debentures	-	852	(852)	-100%
Loss from commodity derivatives, net	(1,063)	-	(1,063)	-%
Loss from fair value changes of debt conversion and warrant derivatives	(6,260)	(1,222)	(5,038)	-100%
Loss in fair value changes of conditionally redeemable 6% preferred stock	(41)	(701)	660	94%
Interest expense	(18,757)	(4,924)	(13,833)	-281%
Total other income (expenses)	$(26,103)	$(14,212)	$(11,891)	-84%

Inducement Expense

During the year ended December 31, 2016, inducement expense of $8.3 million was incurred as a result of debt and equity restructuring in connection with the Brushy Resources merger. There was no inducement expense incurred during the year ended December 31, 2017.

Loss from Commodity Derivatives

During the fourth quarter of 2017, oil price derivatives were entered into with counterparties. Upon entering into the derivative transactions, oil prices increased. As a result, for the year ended December 31, 2017, we recorded a loss of $0.2 million on settlements and a loss of $0.9 million on the unsettled position as a result of the changes in fair value of the oil commodity derivatives. During the year ended December 31, 2016, we did not participate in any commodity derivative transactions.

Loss from Fair Value Changes of Debt Conversion and Warrant Derivative

The change in fair values of derivative instruments comprised a loss of $6.3 million during the year ended December 31, 2017, as compared to a loss of $1.2 million during the year ended December 31, 2016.

•	Second Lien Term Loan Derivative Liability. On April 26, 2017, we entered into the Second Lien Credit Agreement (as hereinafter defined). The Second Lien Term Loan and the Delayed Draw Term Loans (as such terms are hereinafter defined) funded thereunder during the fourth quarter of 2017 included a make-whole premium and a conversion feature, which is required to be recorded as an embedded derivative and bifurcated from its host contract. These features are therefore recorded as derivative liabilities at fair value for each reporting period based upon values determined through the use of the discounted lattice model. The embedded derivatives were recorded at closing as a derivative liability with a fair value of $65.6 million. At December 31, 2017, the fair value of the derivative liabilities associated with the loan conversion features was $72.7 million. As a result, we recorded an unrealized loss of $7.1 million on the change in fair value of derivative liabilities associated with the loan conversion features.

•	SOS Warrant Liability. On June 23, 2016, in conjunction with the merger with Brushy Resources, we issued to SOS Investment LLC (“SOS”) a warrant to purchase up to 200,000 shares of our common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if we enter into another agreement pursuant to which warrants are issued with a lower exercise price. For the years ended December 31, 2017 and 2016, we incurred an unrealized loss of $0.04 million and an unrealized gain of $0.02 million, respectively on the SOS warrant liability.

•	Heartland Warrant Liability. On January 8, 2015, we entered into a credit agreement with Heartland Bank (the “Heartland Credit Agreement”). In connection with the Heartland Credit Agreement, we issued to Heartland Bank a warrant to purchase up to 22,500 shares of our common stock at an exercise price of $25.00. The warrant contained a price protection feature that would have automatically reduced the exercise price if we entered into another agreement pursuant to which warrants were issued with a lower exercise price and would also have triggered an adjustment to the number of underlying shares of common stock. On June 14, 2017, we executed an amended and restated warrant agreement with Heartland Bank whereby we issued a warrant to purchase 160,714 of common stock at an exercise price of $3.50 to replace the original warrant to purchase 22,500 shares of common stock to settle a disagreement regarding the fair value change pursuant to the anti-dilution provisions in the original warrant. The amended and restated warrant agreement no longer contains the same anti-dilution provisions. As a result of the reissuance of the warrants, we recorded $0.04 million realized gain and $0.03 million unrealized gain in fair value of the derivative liability related to such warrants during the years ended December 31, 2017 and 2016, respectively.

•	Bristol Warrant Liability. On September 2, 2014, we entered into a consulting agreement with Bristol Capital, LLC (“Bristol”), pursuant to which we issued Bristol a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $20.00 (or, in the alternative, options exercisable for 100,000 shares of common stock, but in no case, both). The agreement had a price protection feature that automatically reduced the exercise price of the warrant if we entered into another consulting agreement pursuant to which warrants were issued with a lower exercise price, which was triggered in year 2016. On March 14, 2017, we issued 77,131 shares of common stock to Bristol pursuant to a settlement agreement for a cashless exercise of the warrant. The Bristol warrant was also revalued on March 14, 2017 resulting in a realized gain in fair value of $0.8 million and decreasing the Bristol derivative liability to $0.4 million. As a result of the cashless exercise, we reclassified the $0.4 million of Bristol derivative liability to additional paid-in capital as of March 31, 2017. For the years ended December 31, 2017 and 2016, we recorded $0.8 million of realized gain and $0.2 million of unrealized loss on the Bristol warrant, respectively.

Interest Expense

Interest expense for the year ended December 31, 2017, was $18.8 million, compared to $4.9 million for the year ended December 31, 2016. For the year ended December 31, 2017, we incurred interest expense of $1.9 million for quarterly interest payments on notes payable and term loans, $6.6 million of paid-in-kind interest, $8.5 million related to amortized debt discount on our Second Lien Term Loans and $1.8 million of amortized debt issuance costs, as compared to the year ended December 31, 2016, when we incurred $1.7 million of interest expense and $3.2 million of non-cash interest relating to amortized debt issuance costs on debentures, convertible notes and non-convertible notes.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flows from operations, borrowings from financial institutions and investors, the sale of equity and equity derivative securities, and asset dispositions. Our primary uses of capital have been for the acquisition, development, exploration, and exploitation of oil and natural gas properties, in addition to refinancing of debt instruments.

Based upon current commodity price expectations for 2018, we believe that with the net proceeds received on January 31, 2018, we will be able to fund our currently planned development program and operations, including our working capital requirements, with a combination of cash and cash flow. As of March 2, 2018, we have a total cash balance of approximately $83.7 million. Our Board has approved a drilling and completion capital expenditure program of $103.2 million for the year ending December 31, 2018, and a total operational capital expenditure program of $115.5 million, excluding capital expenditures for leasing activity and acquisitions. In addition, future cash flows are subject to a number of variables, including uncertainty in forecasted production volumes and commodity prices. We are the operator for 100% of our 2018 operational capital program, and as a result, the amount and timing of a substantial portion of our capital expenditures is discretionary. Accordingly, we may determine it prudent to curtail drilling and completion operations in the event of capital constraints or reduced returns on investment as a result of commodity price weakness.

Over the long term, we expect growth in our production as a result of our development program to allow us to fund an increasing portion of our capital expenditures from cash flow.  We expect that we will fund the remaining portion of our capital expenditures using proceeds from a combination of debt, preferred stock, and equity issuance.

Information about our cash flows for the year ended December 31, 2017, are presented in the following table (in thousands):

	Year ended December 31,
	2017	2016
Cash provided by (used in):
Operating activities	$(7,243)	$(6,309)
Investing activities	(147,502)	(19,130)
Financing activities	160,469	37,067
Net change in cash	$5,724	$11,628

Operating activities. For the year ended December 31, 2017, net cash used in operating activities was $7.2 million, compared to $6.3 million for the year ended December 31, 2016. The increase of $0.9 million in cash used in operating activities was primarily attributable to higher general and administrative costs as a result of our increased operational activity during 2017.

Investing activities. For the year ended December 31, 2017, net cash used in investing activities was $147.5 million compared to $19.1 million for the year ended December 31, 2016. The $147.5 million in cash used in investing activities was primarily attributable to the following:

•	An increase of $68.5 million in drilling and completion costs, including six Delaware Basin wells of which five were completed during the year ended December 31, 2017 compared to one well drilled during the prior year. There were minimal drilling activities in the DJ Basin during the year ended December 31, 2016;
•	An increase of $2.2 million in workover costs associated with vertical wells to increase proved reserves;
•	An increase of $78.1 million attributable to the acquisition of additional working interests in oil and natural gas leases of which $20.8 million are related to oil and natural gas leases in Winkler and Loving Counties, Texas, $49.7 million are related to oil and natural gas leases in Lea County, New Mexico, and $7.6 million are related to oil and leases in Reeves County, Texas; and
•	Offset by net proceeds of $1.3 million received from the divestiture of the DJ Basin properties and non-operated properties.

Financing activities. For the year ended December 31, 2017, net cash provided by financing activities was $160.5 million compared to cash provided by financing activities of $37.1 million during the year ended December 31, 2016. The $160.5 million in net cash provided by financing activities included the following:

•	An increase of $6.7 million in net proceeds from the exercise of the accordion features of the First Lien Term Loan (as hereinafter defined);
•

An increase of $29.3 million in net proceeds from the Bridge Loan under the amended First Lien Term Loan financing transactions, including $15 million in net proceeds from the Incremental Bridge Loan (as hereinafter defined);

•	An increase of $79.5 million in net proceeds from the Second Lien Term Loan (as hereinafter defined) financing transactions;

•	An increase of $70.0 million in net proceeds from the Delayed Draw Term Loan (as hereinafter defined) under the amended Second Lien Credit Agreement financing transactions.
•	An increase of $0.7 million in proceeds received from the exercise of stock warrants and stock options;
•	Proceeds of $18.4 million from the March 2017 Private Placement (as hereinafter defined), net of financing costs.

These increases in proceeds were offset by the following:

•	Repayment of Series B Preferred Stock (including dividends) in the amount of $2.3 million;
•	Repayment of the First Lien Term Loan in the amount of $38.1 million; and
•	Payments of $3.7 million relating to payment of taxes withheld on stock-based compensation.

First Lien Credit Agreement and Bridge Loans

On September 29, 2016, we entered into a first lien credit agreement by and among us and our wholly owned subsidiaries, Brushy Resources, Impetro Operating and Resources, and the lenders party thereto and T.R. Winston & Company, LLC acting as initial collateral agent (the “First Lien Credit Agreement”).

The First Lien Credit Agreement provided for a $50 million three-year senior secured term loan with initial commitments of $31 million. On February 7, 2017, pursuant to the terms of the First Lien Credit Agreement, we exercised the accordion advance feature, increasing the aggregate principal amount outstanding under the term loan from $31 million to $38.1 million (the “First Lien Term Loan”).

In connection with the exercise of the accordion advance feature for $7.1 million, we incurred $0.4 million in commitment fees and also amended certain warrants held by the lenders to purchase up to approximately 738,638 shares of common stock, such that the exercise price per share was lowered from $2.50 to $0.01. We accounted for these repriced warrants as additional debt discount for $1.0 million, to be accreted, together with the remaining $0.6 million debt discount at December 31, 2016, over the remaining term of the loan. On April 26, 2017, we fully paid off the amount outstanding of $38.1 million including accrued interest on the First Lien Term Loan. As a result, for the fiscal year ended December 31, 2017, we fully amortized approximately $3.0 million of remaining deferred financing costs and debt discount. This amount was recorded as a non-cash component of interest expense.

On April 24, 2017, and subsequently on April 26, 2017, July 25, 2017, and October 19, 2017, we entered into the first, second, third, and fourth amendments (together, the “First Lien Amendments”), respectively, to the First Lien Credit Agreement. The First Lien Amendments, among other things, added Lilis Operating and Hurricane Resources as guarantors, added certain lenders, and extended further credit in the form of an initial bridge loan in an aggregate principal amount of $15.0 million (the “Initial Bridge Loan”). The Initial Bridge Loan was fully drawn on April 24, 2017, and is secured by the same first priority liens on substantially all of our assets as the First Lien Term Loan. Additionally, pursuant to the First Lien Amendments, the lenders made further extensions of credit, in addition to the currently existing loans under the First Lien Credit Agreement (the “Bridge Loans”), in the form of an additional, incremental bridge loan in an aggregate principal amount of $15.0 million (the “Incremental Bridge Loan”, and together with the Bridge Loans, the “First Lien Loans”). The First Lien Loans, including the Incremental Bridge Loan, were fully drawn as of October 19, 2017.

The First Lien Credit Agreement, as amended, (a) provides that, effective as of October 1, 2017, the unpaid principal of the First Lien Loans will bear (i) cash interest at a rate per annum of 10% and (ii) additional interest at a rate per annum of 6%, payable only in-kind by increasing the principal amount of the First Lien Loans by the amount of such interest due on each interest payment date and (b) permits the loans under the Second Lien Credit Agreement to equal an increased amount of up to $175.0 million. The First Lien Loans mature on October 21, 2018 and may be repaid in whole or part at any time at our option, subject to the payment of certain specified prepayment premiums. Additionally, the First Lien Loans are subject to mandatory prepayment with the net proceeds of certain asset sales and casualty events, subject to our right to reinvest the net proceeds of asset sales and casualty events within 180 days.

Second Lien Credit Agreement

On April 26, 2017, we entered into a Second Lien Credit Agreement by and among us and certain of our subsidiaries, as guarantors (the “Guarantors”), Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the “Second Lien Credit Agreement”), comprised of convertible loans in an aggregate initial principal amount of up to $125 million. The first tranche of an $80 million term loan (the “Second Lien Term Loan”) was fully drawn and funded on April 26, 2017. The second tranche of up to $45 million in delayed-draw term loans (the “Delayed Draw Term Loan” and, together with the Second Lien Term Loan, the “Second Lien Loans”) was funded on October 4, 2017 and an additional $25 million on November 10, 2017. Each tranche of Second Lien Loans will bear interest at a rate per annum of 8.25%, compounded quarterly in arrears and payable only in-kind by increasing the principal amount of the loan by the amount of the interest due on each interest payment date.

On October 3, 2017, we entered into a first amendment to the Second Lien Credit Agreement (“Amendment No. 1 to the Second Lien Credit Agreement”). The purpose of Amendment No. 1 to the Second Lien Credit Agreement is to waive certain conditions precedent to the drawing of the Delayed Draw Term Loan under the Second Lien Credit Agreement and to provide for the funding of such Delayed Draw Term Loan upon the signing of the lease acquisition agreement with KEW Drilling, a Delaware limited partnership. We borrowed the full $45.0 million of the availability under the Delayed Draw Term Loan on October 4, 2017.

On October 19, 2017, we entered into a second amendment to the Second Lien Credit Agreement (“Amendment No. 2 to the Second Lien Credit Agreement”). Amendment No. 2 to the Second Lien Credit Agreement permits us to incur the Incremental Bridge Loan under the First Lien Credit Agreement.

On November 10, 2017, we entered into a third amendment to the Second Lien Credit Agreement (“Amendment No. 3 to the Second Lien Credit Agreement”). Amendment No. 3 to the Second Lien Credit Agreement increased by $25 million the amount of Delayed Draw Term Loans available for borrowing under the Second Lien Credit Agreement. The additional $25.0 million of Delayed Draw Term Loan was drawn on November 10, 2017. Proceeds of the additional loans may be used to fund oil and natural gas property acquisitions, subject to certain limitations, drilling and completions costs or for other general corporate purposes.

The Second Lien Loans are secured by second priority liens on substantially all of our and our Guarantors’ assets, and all of the obligations thereunder are unconditionally guaranteed by each of the Guarantors. The Second Lien Loans mature on April 26, 2021. The Second Lien Loans are subject to mandatory prepayment with the net proceeds of certain asset sales, casualty events and debt incurrences, subject to our right to reinvest the net proceeds of asset sales and casualty events within 180 days and, in the case of asset sales and casualty events, prepayment of the Bridge Loan. We may not voluntarily prepay the Second Lien Loans prior to March 31, 2019, except (a) in connection with a Change of Control (as defined in the Second Lien Credit Agreement) or (b) if the closing price of our common stock on the principal exchange on which it is traded has been equal to or greater than 110% of the Conversion Price (as defined below) for at least 20 of the 30 trading days immediately preceding the prepayment. We are required to pay a make-whole premium in connection with any mandatory or voluntary prepayment of the Loans.

Each tranche of the Second Lien Loans is separately convertible at any time, in full and not in part, at the option of Värde Partners, Inc., the Lead Lender, as follows:

•	70% of the principal amount of each tranche of Second Lien Loans, together with accrued paid-in-kind interest and a make-whole premium on such principal amount (the “Conversion Sum”), will convert into a number of newly issued shares of common stock determined by dividing the total of the Conversion Sum by $5.50 (subject to certain customary adjustments, the “Conversion Price”); and

•	30% of the Conversion Sum will convert on a dollar for dollar basis into a new second lien term loan (the “Take Back Loans”).

The terms of the Take Back Loans will be substantially the same as the terms of the Second Lien Loans, except that the Take Back Loans will not be convertible and will bear interest payable in cash at a rate of LIBOR plus 9% (subject to a 1% LIBOR floor).

Additionally, we will have the option to convert the Second Lien Loans, in whole or in part, into shares of common stock at any time or from time to time if, at the time of exercise of our conversion option, the closing price of the common stock on the principal exchange on which it is traded has been at least 150% of the Conversion Price then in effect for at least 20 of the 30 immediately preceding trading days. Conversion at our option will occur on the same terms as conversion at the lender’s option.

As discussed in Note 6 to our consolidated financial statements in Item 8 of this Annual Report, we separately account for the embedded conversion features as a derivative instrument in accordance with accounting guidance relating to recording embedded derivatives at fair value. The initial fair value of the embedded derivatives was recorded as a debt discount to the convertible Second Lien Term Loan. The debt discount is amortized over the term of the Second Lien Term Loan using effective interest rate.

Restrictive Covenants

As of December 31, 2017, the Company’s First Lien Credit Agreement and Second Lien Credit Agreement contained various covenants, including restrictions on additional indebtedness, payment of cash dividends on common stock and preferred stock, and maintenance of certain financial ratios. The First Lien Credit Agreement, as amended, required that, commencing with the testing period ending at December 31, 2018, we satisfy an asset coverage ratio (“ACR”) test by maintaining an ACR of 1.00 to 1.00 or greater. In addition, the Second Lien Credit Agreement requires us to maintain, commencing with the testing period ending June 30, 2018, an ACR of 1.00 to 1.00. or greater.

Private Placement

On February 28, 2017, we entered into a Securities Subscription Agreement (the “Subscription Agreement”) with certain institutional and accredited investors in connection with a private placement (the “March 2017 Private Placement”) to sell 5.2 million units, consisting of approximately 5.2 million shares of common stock and warrants to purchase an additional approximately 2.6 million shares of common stock. Each unit consists of one share of common stock and a warrant to purchase 0.50 shares of common stock, at a price per unit of $3.85. Each warrant has an exercise price of $4.50 and may be subject to redemption by us, upon prior written notice, if the price of our common stock closes at or above $6.30 for 20 trading days during a consecutive 30 trading day period. As of December 31, 2017, we received aggregate gross proceeds of $20.0 million and issued 5,194,821 shares of common stock and warrants to purchase 2,597,420 shares of common stock.

Subsequent Events

Purchase and Sale Agreement

On January 30, 2018, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with OneEnergy Partners Operating, LLC (“OEP”), pursuant to which we agreed to purchase from OEP, and OEP agreed to sell to us, certain oil and gas properties and related assets for a purchase price of $70 million, subject to customary purchase price adjustments (the “OEP Acquisition”).

The unadjusted purchase price for the OEP Acquisition will consist of $40 million in cash and $30 million in shares of our common stock , valued at a price per share equal to (i) the volume-weighted average trading price of the common stock on the NYSE American for the 20 consecutive trading days ending on and including the first trading day preceding the closing date of the OEP Acquisition multiplied by (ii) 1.05, but in no event may such price be less than $4.25 or greater than $5.25. We intend to fund the cash portion of the purchase price with a portion of the net proceeds from the transaction described under “Preferred Stock Issuance” below.

The properties to be acquired by us pursuant to the Purchase and Sale Agreement consist of approximately 2,798 net leasehold acres in the Delaware Basin in Lea County, New Mexico, with average daily net production for the year ended December 31, 2017 of approximately 425 barrels of oil equivalent.

The Purchase and Sale Agreement contains customary terms and conditions, including title and environmental due diligence provisions, representations and warranties, covenants and indemnification provisions. The Purchase and Sale Agreement also includes registration rights provisions pursuant to which, among other matters, (i) we will be required to file with the SEC a registration statement under the Securities Act, registering for resale the shares of common stock issued to OEP pursuant to the Purchase and Sale Agreement and (ii) OEP will have piggyback rights to include shares of common stock in certain underwritten offerings.

We expect to close the OEP Acquisition in March 2018, subject to the satisfaction of customary closing conditions.

Preferred Stock Issuance

On January 30, 2018, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain private funds affiliated with Värde Partners, Inc. (the “Purchasers”), pursuant to which we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from us, 100,000 shares of a newly created series of preferred stock of the Company, designated as “Series C 9.75% Convertible Participating Preferred Stock” (the “Series C Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of $100 million. Värde Partners, Inc. is the lead lender, and certain private funds affiliated with Värde Partners, Inc. are lenders, under our Second Lien Credit Agreement.

Closing of the issuance and sale of the shares of Series C Preferred Stock pursuant to the Securities Purchase Agreement occurred on January 31, 2018. We intend to use the net proceeds from the sale of the shares of Series C Preferred Stock to fund the cash portion of the consideration for the OEP Acquisition and a portion of our 2018 capital expenditures budget.

The terms of the Series C Preferred Stock are set forth in the Certificate of Designation for the Series C Preferred Stock (the “Certificate of Designation”) filed by us with the Secretary of State of the State of Nevada on January 31, 2018. The following is a description of the material terms of the Series C Preferred Stock and the Securities Purchase Agreement.

Ranking. The Series C Preferred Stock ranks senior to our common stock with respect to dividends and rights on the liquidation, dissolution or winding up of the Company.

Stated Value. The Series C Preferred Stock has a per share stated value of $1,000, subject to increase in connection with the payment of dividends in kind as described below (the “Stated Value”).

Dividends. Holders of shares of Series C Preferred Stock will be entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing April 1, 2018, at an annual rate of 9.75% of the Stated Value until April 26, 2021, after which the annual dividend rate will increase to 12.00% if paid in full in cash or 15.00% if not paid in full in cash. Dividends are payable, at our option, (i) in cash, (ii) in kind by increasing the Stated Value by the amount per share of the dividend or (iii) in a combination thereof. We expect to pay dividends in kind for the foreseeable future. In addition to these preferential dividends, holders of shares of Series C Preferred Stock will be entitled to participate in any dividends paid on the common stock on an as-converted basis.

Optional Redemption. We have the right to redeem the Series C Preferred Stock, in whole or in part at any time (subject to certain limitations on partial redemptions), at a price per share equal to (i) the Stated Value then in effect multiplied by (a) 120% if redeemed during 2018, (b) 125% if redeemed during 2019 or (c) 130% if redeemed after 2019, plus (ii) accrued and unpaid dividends thereon and any other amounts payable by us in respect thereof (the “Optional Redemption Amount”). The Series C Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Change of Control (as defined in the Certificate of Designation) as described below.

Conversion. Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to (i) the applicable Optional Redemption Amount divided by (ii) a conversion price of $6.15, subject to adjustment (the “Conversion Price”). The Conversion Price will be subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding common stock. Additionally, the Conversion Price will be adjusted, based on a broad-based weighted average formula, if we issue, or are deemed to issue, additional shares of common stock for consideration per share that is less than the lesser of (i) $5.25 and (ii) the Conversion Price then in effect, subject to certain exceptions and to the Share Cap (as defined below).

We have the right to force the conversion of any or all of the outstanding shares of Series C Preferred Stock if (i) the volume-weighted average price per share of the common stock on the principal exchange on which it is then traded has been at least 140% of the Conversion Price then in effect for at least 20 of the 30 consecutive trading days immediately preceding the exercise by us of the forced conversion right and (ii) certain trading and other conditions are satisfied.

To comply with rules of the NYSE American, the Certificate of Designation provides that the number of shares of common stock issuable on conversion of a share of Series C Preferred Stock may not exceed (i) the Stated Value divided by (ii) $4.42 (which was the closing price of the common stock on the NYSE American on January 30, 2018) (the “Share Cap”) prior to approval by our stockholders of the issuance of shares of common stock in excess of the Share Cap upon conversion of shares of Series C Preferred Stock. The Securities Purchase Agreement requires us to seek such stockholders approval at our next special or annual meeting of stockholders, which must occur within six months after the initial issuance of the Series C Preferred Stock. We intend to seek such stockholders approval at our 2018 annual meeting of stockholders.

Change of Control. Upon the occurrence of a Change of Control (as defined in the Certificate of Designation), each holder of shares of Series C Preferred Stock will have the option to:

•	cause us to redeem all of such holder’s shares of Series C Preferred Stock for cash in an amount per share equal to (i) the Optional Redemption Amount plus (ii) 2.5% of the Stated Value, in each case as in effect immediately prior to the Change of Control;

•	convert all of such holder’s shares of Series C Preferred Stock into the number of shares of common stock into which such shares are convertible immediately prior to the Change of Control; or

•	continue to hold such holder’s shares of Series C Preferred Stock, subject to any adjustments to the Conversion Price or the number and kind of securities or other property issuable upon conversion resulting from the Change of Control and to our or our successor’s optional redemption rights described above.

Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Series C Preferred Stock will be entitled to receive, prior to any distributions on our common stock or other capital stock ranking junior to the Series C Preferred Stock, an amount per share of Series C Preferred Stock equal to the greater of (i) the Optional Redemption Amount then in effect and (ii) the amount such holder would receive in respect of the number of shares of common stock into which a share of Series C Preferred Stock is then convertible.

Board Designation Rights. The Certificate of Designation provides that holders of shares of Series C Preferred Stock will have the right, voting separately as a class, to designate (i) two members of our board of directors (the “Board”) for as long as the shares of common stock issuable on conversion of the outstanding shares of Series C Preferred Stock represent at least 15% of the outstanding shares of common stock (giving effect to conversion of all outstanding shares of Series C Preferred Stock) and (ii) one member of the Board for as long as the shares of common stock issuable on conversion of the outstanding shares of Series C Preferred Stock represent at least 7.5% of the outstanding shares of common stock (giving effect to conversion of all outstanding shares of Series C Preferred Stock).

The Securities Purchase Agreement separately grants to the Purchasers substantially identical rights to appoint members of the Board as long as the Purchasers and their affiliates beneficially own (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) shares of common stock issued or issuable upon conversion of shares of Series C Preferred Stock representing the 15% and 7.5% thresholds of the outstanding common stock described above. However, the number of members of the Board the Purchasers have the right to designate under the Securities Purchase Agreement will be reduced by the number of directors holders of shares of Series C Preferred Stock have the right to appoint under the Certificate of Designation.

The Board members designated by holders of shares of Series C Preferred Stock pursuant to the Certificate of Designation or by the Purchasers pursuant to the Securities Purchase Agreement must be reasonably acceptable to the Board and its Nominating and Corporate Governance Committee, acting in good faith, but any investment professional of Värde Partners, Inc. or its affiliates will be deemed to be reasonably acceptable. In addition, such Board designees must satisfy applicable SEC and stock exchange requirements and comply with our corporate governance guidelines.

In accordance with our bylaws, the Board has increased the number of directors constituting the entire Board from seven to nine to allow for the appointment of the Board members designated by the holders of shares of Series C Preferred Stock. We are required to appoint the two Board members initially designated by the holders of shares of Series C Preferred Stock within ten business days after notice to the us from the holders of the identity of such designees, subject to confirmation that such designees meet the qualifications described above. Pursuant to the terms of the Securities Purchase Agreement, Markus Specks and John Johanning were designated by the Purchasers for appointment to the Board. Mr. Specks and Mr. Johanning serve as managing directors and technical director, respectively, of Värde Partners, Inc. and/or its affiliates. On March 1, 2018, the Board approved the appointments of Mr. Specks and Mr. Johanning to the Board.

Voting Rights; Negative Covenants. In addition to the Board designation rights described above, holders of shares of Series C Preferred Stock will be entitled to vote with the holders of shares of our common stock, as a single class, on all matters submitted for a vote of holders of shares of common stock. When voting together with the common stock, each share of Series C Preferred Stock will entitle the holder to a number of votes equal to (i) the Stated Value as of the applicable record date or other determination date divided by (ii) $4.42 (the closing price of the common stock on the NYSE American on January 30, 2018).

The Certificate of Designation provides that, as long as any shares of Series C Preferred Stock are outstanding, we may not, without the prior affirmative vote or prior written consent of the holders of a majority of the outstanding shares of Series C Preferred Stock:

•	amend our articles of incorporation or bylaws in any manner that materially and adversely affects any rights, preferences, privileges or voting powers of the Series C Preferred Stock or holders of shares of Series C Preferred Stock;

•	issue, authorize or create, or increase the issued or authorized amount of, the Series C Preferred Stock, any class or series of capital stock ranking senior to or in parity with the Series C Preferred Stock, or any security convertible into or evidencing the right to purchase any shares of Series C Preferred Stock or any such senior or parity stock, other than equity, the proceeds of which, are used to immediately redeem all of the outstanding shares of Series C Preferred Stock pursuant to our optional redemption rights described above;

•	subject to certain exceptions, declare or pay any dividends or distributions on, or redeem or repurchase, or permit any of its controlled subsidiaries to redeem or repurchase, shares of our common stock or any other shares of our capital stock ranking junior to the Series C Preferred Stock, subject to certain exceptions;

•	authorize, issue or transfer, or permit any of our controlled subsidiaries to authorize, issue or transfer, any equity (including any obligation or security convertible into, exchangeable for or evidencing the right to purchase any such equity) in any of our subsidiaries other than (i) equity issued or transferred to us or one of our wholly-owned subsidiaries or (ii) equity, the proceeds of which, are used to immediately redeem all of the outstanding shares of Series C Preferred Stock pursuant to the our optional redemption rights described above; or

•	subject to certain exceptions, modify the number of directors constituting the entire Board at any time when holders of shares of Series C Preferred Stock have the right to designate a member of the Board.

The Certificate of Designation further provides that, as long as shares of Series C Preferred Stock having an aggregate Optional Redemption Amount of at least $50,000,000 are outstanding, we may not, and may not permit any of our controlled subsidiaries to, without the prior affirmative vote or prior written consent of the holders of a majority of the outstanding shares of Series C Preferred Stock:

•	subject to certain exceptions, incur indebtedness or permit to exist any liens on our or our subsidiaries’ assets or properties;

•	enter into, adopt or agree to any “restricted payment” or similar provision that restricts or limits the payment of dividends on, or the redemption of, shares of Series C Preferred Stock under any credit facility, indenture or other similar instrument that would be more restrictive on the payment of dividends on, or redemption of, shares of Series C Preferred Stock than those existing as of the date on which shares of Series C Preferred Stock were first issued;

•	liquidate or dissolve the Company;

•	enter into any material new line of business or fundamentally change the nature of our business, including any acquisition of oil and gas properties outside the Permian Basin; or

•	enter into certain transactions with our affiliates unless made on an arm’s-length basis and approved by a majority of the disinterested members of the Board.

Transfer Restrictions. The Certificate of Designation provides that shares of Series C Preferred Stock and shares of common stock issued on conversion of shares of Series C Preferred Stock may not be transferred by the holder of such shares, other than to an affiliate of such holder, prior to July 31, 2018. On and after July 31, 2018, such shares will be freely transferable, subject to applicable securities laws.

Standstill. The Securities Purchase Agreement includes a customary standstill provision pursuant to which the Purchasers agreed that they will not, directly or indirectly, take certain actions with respect to us or our securities until the earlier of (i) the date on which the Purchasers and their affiliates are no longer entitled to designate any member of the Board pursuant to the Certificate of Designation or the Securities Purchase Agreement and (ii) our failure to pay dividends on the Series C Preferred Stock in full in cash on any dividend payment date occurring after April 26, 2021.

Other Terms. The Securities Purchase Agreement contains other terms, including representations, warranties and covenants, that are customary for a transaction of this sort.

Registration Rights Agreement

On January 31, 2018, in connection with the closing of the issuance of shares of Series C Preferred Stock pursuant to the Securities Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers pursuant to which, among other matters, we will be required to file with the SEC a registration statement under the Securities Act registering for resale the shares of common stock issuable upon conversion of shares of Series C Preferred Stock. The Registration Rights Agreement also grants to the Purchasers demand and piggyback rights with respect to certain underwritten offerings of our common stock and contains customary covenants and indemnification and contribution provisions.

Riverstone First Lien Credit Agreement

On January 30, 2018, we entered into an Amended and Restated Senior Secured Term Loan Credit Agreement (the “Riverstone First Lien Credit Agreement”) by and among us, our subsidiaries party thereto as guarantors, Riverstone Credit Management LLC, as administrative agent and collateral agent, and the lenders party thereto. Effective at closing under the Riverstone First Lien Credit Agreement, which occurred on January 31, 2018, the Riverstone First Lien Credit Agreement amended and restated the First Lien Credit Agreement.

Pursuant to the Riverstone First Lien Credit Agreement, the lenders thereunder agreed to make term loans to us in the aggregate principal amount of $50 million (the “Riverstone First Lien Loans”), all of which were funded in full at closing at an original issue discount of 1.0% of the principal amount. The Riverstone First Lien Credit Agreement provides the potential for additional term loans of up to $30 million, as requested by us and subject to certain conditions, which additional loans were uncommitted at closing.

We used approximately $31.5 million of the proceeds of the Riverstone First Lien Loans to repay in full our obligations under and retire the First Lien Credit Agreement, which was scheduled to mature in October 2018. We may use the remaining proceeds for capital expenditures, acquisitions and other general corporate purposes, including payment of transaction expenses.

Amendment to Second Lien Credit Agreement

On January 31, 2018, we entered into a fourth amendment to the Second Lien Credit Agreement (“Amendment No. 4 to the Second Lien Credit Agreement”). The purpose of Amendment No. 4 to the Second Lien Credit Agreement was to, among other matters:

•	permit us to enter the Riverstone First Lien Credit Agreement and incur the Riverstone First Lien Loans and related liens;

•	permit us to issue the Series C Preferred Stock; and

•	after the issuance of the Series C Preferred Stock pursuant to the Securities Purchase Agreement, reduce from two to one the maximum number of members of the Board the lenders under the Second Lien Credit Agreement will have the right to appoint following the conversion of the convertible loans under the Second Lien Credit Agreement.

Amendments to Riverstone First Lien Credit Agreement and Second Lien Credit Agreement

On February 20, 2018, we entered into the following amendments to our existing credit agreements: (i) Amendment No. 1 to the Riverstone First Lien Credit Agreement and (ii) Amendment No. 5 to the Second Lien Credit Agreement. Pursuant to these amendments and a consent letter received from the Purchasers, in their capacity as the holders of all of the issued and outstanding shares of Series C Preferred Stock, we have been granted the right to repurchase shares of our common stock for an aggregate purchase price up to $10 million (subject to certain exceptions and conditions).

The commencement of any repurchase of shares of our common stock will be subject to compliance with applicable law, Board approval, and market conditions.

Departure of Executive Officers

On February 16, 2018, Ariella Fuchs ceased serving as our Executive Vice President, General Counsel, and Secretary. We entered into an agreement with Ms. Fuchs pursuant to which she will receive severance and other consideration pursuant to the terms of her employment agreement and the accelerated vesting of 247,500 stock options and 198,000 shares of restricted stock under stock award agreements plus additional nominal consideration.

On March 6, 2018, Brennan Short ceased serving as our Chief Operating Officer. His responsibilities have been assumed by our current management and our existing consultants.

Effects of Inflation and Pricing

The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements, and it is not anticipated that we will enter into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires our management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect our financial disclosures.

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

Our most significant financial estimates are associated with our estimated proved oil and natural gas reserves, assessments of impairment in the carrying value of undeveloped acreage and proven properties. There are also significant financial estimates associated with the valuation of our options and warrants, inducement transactions, and estimated derivative liabilities.

Oil and Natural Gas Reserves

We follow the full cost method of accounting. All of our oil and natural gas properties are located within the United States, and therefore all costs related to the acquisition and development of oil and natural gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and natural gas reserves. Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment would be recognized. Under the SEC rules, we prepared our oil and natural gas reserve estimates as of December 31, 2017, using the average, first-day-of-the-month price during the 12-month period ended December 31, 2017.

Estimating accumulations of oil and natural gas is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data, the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

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

Oil and Natural Gas Properties-Full Cost Method of Accounting

We use the full cost method of accounting whereby all costs related to the acquisition and development of oil and natural gas properties are capitalized into a single cost center referred to as a full cost pool. These costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling, and overhead charges directly related to acquisition and exploration activities.

Capitalized costs, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. For this purpose, we convert our petroleum products and reserves to a common unit of measurement.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. This undeveloped acreage is assessed quarterly to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the amortization base and becomes subject to the depletion calculation.

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

Derivative Instruments

All derivative instruments are recorded on the consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. Although derivative instruments are used by the Company to manage the price risk attributable to its expected oil and natural gas production, those derivative instruments have not been designated as accounting hedges under the accounting guidance. All of our derivatives are accounted for as mark-to-market activities. Under ASC Topic 815, “Derivatives and Hedging,” these instruments are recorded on the consolidated balance sheets at fair value as either short term or long-term assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities by commodity for counterparties where a legal right to such offset exists. Changes in the derivatives' fair values are recognized in current earnings since the Company has elected not to designate its current derivative contracts as cash flow hedges for accounting purposes.

The Company has recognized certain conversion features within its Second Lien Term Loan as embedded derivatives that have been bifurcated from the Loan, as defined in Note 4 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, and accounted for separately from the debt. Additionally, warrants issued to SOSV Investment LLC (“SOS”) to purchase up to 200,000 shares of the Company’s common stock contain a price protection feature that will automatically reduce the exercise price should the Company enter into another agreement pursuant to which warrants are issued at a lower exercise price. The price protection feature has been recognized as an embedded derivative and accounted for separately.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

We use the entitlements method of accounting for oil, natural gas, and NGL revenues. Sales proceeds in excess of the Company’s entitlement are included in other liabilities, and the Company’s share of sales taken by others is included in other assets in the accompanying consolidated balance sheets. We had no material oil, or NGL entitlement assets or liabilities as of December 31, 2017 or 2016.

Recently Issued Accounting Pronouncements

For a discussion of recently adopted accounting standards and recent accounting standards not yet adopted, see “Note 1 - Summary of Significant Accounting Policies” to our consolidated financial statements in Item 15 of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our financial statements appear immediately after the signature page of this Annual Report, which are incorporated herein by reference. See “Index to Financial Statements” included in this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, and as described below, management identified a material weakness in the Company’s internal control over financial reporting further discussed below. Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures. As a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were not effective as of December 31, 2017.

Management concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the consolidated results of operations and cash flows for each of the two years in the period ended December 31, 2017 in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Even an effective system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility of human error, circumvention of controls or overriding of controls and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of a system of internal control over financial reporting in future periods can change as conditions change. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting, as of December 31, 2017, based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013)” which is issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment and those criteria, our management determined that our internal control over financial reporting was not effective as of December 31, 2017 as a result of the material weakness discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our internal control over financial reporting for the year ended December 31, 2017, errors were identified in the Company’s computation of the full cost ceiling test limitation. Design and operating effectiveness deficiencies failed to identify the computational errors which primarily related to the treatment of wells-in-process and future income tax effects. Management has concluded these deficiencies in internal control over financial reporting constituted a material weakness. The errors did not affect the reported results of operations or disclosures in any interim or annual period.

BDO USA, LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2017, as stated in their attestation report set forth under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

The Company identified a material weakness during the quarter ending June 30, 2017, as described in our Form 10-Q. The Company took measures to remediate the material weakness during the quarters ended September 30, 2017 and December 31, 2017, which included the use of comprehensive checklists to identify and review complex accounting issues, additional guidance obtained from expert accounting technical consultant with respect to the appropriate application of GAAP on non-routine and complex transactions.

Management believes that the measures described above have remediated the material weakness identified in our June 30, 2017 Form 10-Q.

There has been no other change in our internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan of Remediation of Material Weakness

Management has identified remediation steps, including enhanced analytical analysis and improved management review of the full cost ceiling test calculation in order to remediate this material weakness.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers, certain other officers and directors as of March 7, 2018. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board.  The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate, elect or appoint them.

Name	Age	Director Since	Position

Ronald D. Ormand	59	2015	Executive Chairman of the Board of Directors
Nuno Brandolini	64	2014	Director
R. Glenn Dawson	61	2016	Director
General Merrill McPeak	82	2015	Director
Peter Benz	57	2016	Director
Mark Christensen	49	2017	Director
G. Tyler Runnels	62	2017	Director
John Johanning	32	2018	Director
Markus Specks	33	2018	Director
James Linville	52		Chief Executive Officer
Joseph C. Daches	51		Executive Vice President, Chief Financial Officer and Treasurer
Seth Blackwell	30		Executive Vice President of Land and Business Development

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until a particular director’s successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, our Board of Directors (our “Board”). None of the above individuals has any family relationship with any other. It is expected that our Board of Directors will elect officers annually following each annual meeting of stockholders.

The following biographies describe the business experience of our directors and executive officers:

Ronald D. Ormand: Executive Chairman of the Board of Directors. Mr. Ormand joined our Board of Directors in February 2015, bringing with him more than 33 years of experience as a senior executive and investment banker in energy, including extensive financing and mergers and acquisitions expertise in the oil and gas industry. During his career, he has completed more than $25 billion of capital markets and financial advisory transactions, both as a principal and as a banker. Prior to joining Lilis, Mr. Ormand served as the Chairman and Head of the Investment Banking Group at MLV & Co. (“MLV”), which is now owned by FBR & Co., after it acquired MLV in September of 2015. After the acquisition, Mr. Ormand served as Senior Managing Director and Senior Advisor at FBR & Co. until May 2016, where he focused on investment banking and principal investments in the energy sector. Prior to joining MLV in November 2013, from 2009 to 2013, Mr. Ormand was a senior executive at Magnum Hunter Resources Corporation, or MHR (NYSE:MHR), an exploration and production company engaged in unconventional resource plays, as well as midstream and oilfield services operations. He was part of the management team that took over prior management and grew MHR from approximately $35 million enterprise value to over $2.5 billion enterprise value at the time he left in 2013. Mr. Ormand served on the Board of Directors and in several senior management positions for MHR, including Executive Vice President, Chief Financial Officer and Executive Vice President of Capital Markets. On March 10, 2016, in connection with his prior position as Chief Financial Officer of MHR, Mr. Ormand, without admitting or denying any of the allegations, settled with the SEC in connection with an investigation of MHR’s books and records and internal controls for financial reporting. Specifically, Mr. Ormand agreed to cease and desist from violating Sections 13(a) and 13(b)(2)(A) and (B) of the Exchange Act and Rules 13a-1, 13a-13 and 13-15(a) thereunder. He has also paid a penalty of $25,000. The SEC did not allege any anti-fraud violations, intentional misrepresentations or willful conduct on the part of Mr. Ormand. Mr. Ormand’s career also includes serving as Managing Director and Group Head of U.S. Oil and Gas Investment Banking at CIBC World Markets and Oppenheimer (1988-2004); Head Of North American Oil and Gas Investment Banking at West LB A.G. (2005-2007), and President and CFO of Tremisis Energy Acquisition Corp. II, an energy special purpose acquisition company from 2007-2009. Mr. Ormand has previously served as a Director of Greenhunter Resources, Inc. (2011-2013), Tremisis (2007-2009), and Eureka Hunter Holdings, Inc., a private midstream company (2010-2013). Mr. Ormand holds a B.A. in Economics, an M.B.A. in Finance and Accounting from UCLA and studied Economics at Cambridge University, England.

Mr. Ormand’s qualifications to serve as the Executive Chairman of the Board of Directors include extensive leadership and industry experience, including as a Senior Executive at Magnum Hunter Resources Corporation, Chairman and Head of Investment Banking at MLV, and Head of US Oil and Gas for CIBC.

Nuno Brandolini: Director. Mr. Brandolini joined our Board of Directors in February 2014, and became Chairman in April 2014. On January 13, 2016, Mr. Brandolini was replaced as Chairman of our Board of Directors by Ronald D. Ormand. Since 2014, Mr. Brandolini has served as Managing Member and Chief Executive Officer of Scorpion Capital, LLC, a private investment company. From 2004 to 2014, Mr. Brandolini served as a member of the general partner of Scorpion Capital Partners, L.P., a private equity firm organized as a small business investment company. Prior to forming Scorpion Capital and its predecessor firm, Scorpion Holding, Inc., in 1995, Mr. Brandolini served as managing director of Rosecliff, Inc., a leveraged buyout fund co-founded by Mr. Brandolini in 1993. Mr. Brandolini served previously as a vice president in the investment banking department of Salomon Brothers, Inc., and a principal with the Batheus Group and Logic Capital, two venture capital firms. Mr. Brandolini began his career as an investment banker with Lazard Freres & Co. Mr. Brandolini is a director of Cheniere Energy, Inc. (NYSE MKT: LNG), a Houston-based company primarily engaged in LNG related businesses. Mr. Brandolini received a law degree from the University of Paris and an M.B.A. from the Wharton School.

As a result of his experience holding executive positions with several private equity firms and his experience as a member of the board of directors of Cheniere Energy, Inc., Mr. Brandolini possesses particular knowledge and experience working with oil and gas companies that strengthen the Board’s collective qualifications, skills, and experience

R. Glenn Dawson: Director. Mr. Dawson joined our Board of Directors on January 13, 2016. Mr. Dawson has over 36 years of experience in oil and gas exploration in North America and since March 2016, has served as President and Chief Executive Officer of Cuda Energy, Inc., a private Canadian-based exploration and production company. Mr. Dawson’s career includes serving as President of Bakken Hunter, a division of MHR, where he managed operations and development of Bakken assets in the United States and Canada from 2011 to 2014. His principal responsibilities have involved the generation and evaluation of drilling prospects and production acquisition opportunities. In the early stages of his career, Mr. Dawson was employed as an exploration geologist by Sundance Oil and Gas, Inc., a public company located in Denver, Colorado, concentrating on its Canadian operations. From December 1985 to September 1998, Mr. Dawson held a variety of managerial and technical positions with Summit Resources, a then-public Canadian oil and gas exploration and production company, including Vice President of Exploration, Exploration Manager and Chief Geologist. He served as Vice President of Exploration with PanAtlas Energy Inc., a then-public Canadian oil and gas exploration and production company from 1999 until its acquisition by Velvet Exploration Ltd. in July 2000. Mr. Dawson was a co-founder and Vice President of Exploration of TriLoch Resources Inc., a then-public Canadian oil and gas exploration company from 2001 to 2005, until it was acquired by Enerplus Resources Fund. As a result of the sale of TriLoch Resources Inc. to Enerplus Resources Fund, Mr. Dawson founded and served as President and CEO of NuLoch Resources, Inc. in 2005, which was acquired by MHR in 2012. Mr. Dawson graduated in 1980 from Weber State University of Utah with a Bachelor’s degree in Geology and attended the University of Calgary from 1980 to 1982 in the Masters Program for Geology.

As a result of Mr. Dawson’s professional experience as the President and Chief Executive Officer of Cuda Energy, Inc. and former President of Bakken Hunter, along with his extensive experience in the oil and gas industry, he possesses particular knowledge and experience in the operations of oil and gas companies that strengthen the Board’s collective qualifications, skills, and experience.

General Merrill McPeak: Director. General McPeak joined our Board of Directors in January 2015. He served as the fourteenth chief of staff of the U.S. Air Force and flew 269 combat missions in Vietnam during his 37-year military career. Following retirement from active service in 1994, General McPeak launched a second career in business. He was a founding investor and chairman of Ethics Point, an ethics and compliance software and services company, which was subsequently restyled as industry leader, Navex Global, and acquired in 2011 by a private equity firm. General McPeak co-invested and remained a board member of Nava Global, which was sold again in 2014. From 2012 to 2014, General McPeak was Chairman of Coast Plating, Inc., a Los Angeles-based, privately held provider of metal processing and finishing services, primarily to the aerospace industry, which was also acquired in a private equity buyout. He remains a director of that company, now called Valence Surface Technologies. He also currently serves as a director of Aerojet Rocketdyne, Loyance Biotherapeutics and Research Solutions, Inc. Formerly, he was a director of Tektronix, TWA and ECC International, a defense subcontractor, where he served for many years as chairman of the Board. From 2010 through 2017, General McPeak served as Chairman of the American Battle Monuments Commission, an agency of the executive branch of the federal government, responsible for operating and maintaining American cemeteries in foreign countries holding the remains of 125,000 US servicemen. General McPeak has a B.A. degree in Economics from San Diego State College and an M.S. in International Relations from George Washington University. He is a graduate of the National War College and of the Executive Development Program of the University of Michigan Graduate School of Business. He spent an academic year as Military Fellow at the Council on Foreign Relations.

As a result of his professional experience, General McPeak possesses particular knowledge and experience, including, without limitation, his service as Chief of Staff of the U.S. Air Force and position as founding investor and chairman of Ethicspoint (subsequently Navex Global), that strengthen the Board’s collective qualifications, skills, and experience.

Peter Benz: Director. Mr. Benz joined our Board of Directors on June 23, 2016, in connection with the completion of the merger with Brushy Resources. Mr. Benz served on Brushy Resource’s Board of Directors since January 20, 2012. Mr. Benz serves as the Chairman and Chief Executive Officer of Viking Asset Management, LLC, and is a member of its Investment Committee. He has been affiliated with Viking Asset Management, LLC, since 2001. His responsibilities include assuring a steady flow of candidate deals, making asset allocation and risk management decisions and overseeing all business and investment operations. He has more than 25 years of experience specializing in investment banking and corporate advisory services for small growth companies in the areas of financing, merger/acquisition, funding strategy and general corporate development. Prior to founding Viking in 2001, Mr. Benz founded Bi Coastal Consulting Company where he advised hundreds of companies regarding private placements, initial public offerings, secondary public offerings and acquisitions. He has founded three public companies and served as a director for four other public companies. Prior to founding Bi Coastal Consulting, Mr. Benz was responsible for private placements and investment banking activities at Gilford Securities in New York, NY. Mr. Benz became a director of usell.com, Inc. on May 15, 2014. Mr. Benz is a graduate of Notre Dame University.

As a result of his professional experiences, Mr. Benz possesses particular knowledge and experience in developing companies and capital markets that strengthen our Board of Director’s collective qualifications, skills, and experience.

G. Tyler Runnels: Director. Mr. Runnels was appointed to the Board of Directors in September 2017. He is the Chairman and Chief Executive Officer of T.R. Winston & Company (“TRW”). Mr. Runnels has been with TRW since 1990 and became its Chairman and Chief Executive Officer in 2003 when he acquired control of the firm. He has over 30 years of investment banking experience and has led over $2 billion of debt and equity financings, mergers and acquisitions, initial public offerings, bridge financings, and financial restructurings across a variety of industries, including healthcare, oil and gas, business services, manufacturing, and technology. Mr. Runnels serves on the Pepperdine University President’s Campaign Cabinet. Mr. Runnels received a B.S. and MBA from Pepperdine University, and he holds FINRA Series 7, 24, 55, 63 and 79 licenses.

As a result of his professional experience, Mr. Runnels possesses particular knowledge and experience in financing and financial services that strengthen our Board of Director’s collective qualifications, skills, and experience.

Mark Christensen: Director. Mr. Christensen was appointed to the Board of Directors in September 2017. Mr. Christensen is the Founder, President and CEO of KES 7 Capital Inc. in Toronto, Canada, and a registrant of the Ontario Securities Commission (OSC). Prior to founding KES 7, Mr. Christensen was Vice Chairman, Head of Global Sales and Trading at GMP Securities, one of Canada’s largest independent investment banks, where he served as a member of the Executive Committee, Compensation Committee and New Names Committee. Mr. Christensen has experience in a broad range of corporate and capital market transactions, from mergers and acquisitions to public and private financings, that total in the tens of billions of dollars. His background in geology and geophysics has provided him with valuable insight into the energy industry, enabling him to advise both institutional investors and energy companies from around the globe. Mr. Christensen holds a Master of Science degree from the University of Windsor in Canada and a Bachelor of Science Degree from the University of Hull in the United Kingdom.

As a result of his professional experience, Mr. Christensen possesses particular knowledge and experience in providing advisory services to numerous institutional investors and companies active in the oil and gas industry strengthen our Board of Director’s collective qualifications, skills, and experience.

John Johanning: Director. Mr. Johanning was appointed to the Board of Directors in March 2018. Mr. Johanning is the Technical Director of Värde Partners, Inc.’s (“Värde”) energy business. Mr. Johanning joined Värde in May 2017 and presides over the Petroleum Engineering and Geoscience aspects of Värde’s investments in energy. Mr. Johanning is involved in the performance of current Varde investments across active onshore US basins as well as new business decisions in both opportunity screening and asset and company valuations. Prior to joining Värde, from January 2014 until May 2017, Mr. Johanning was a Vice President at Evercore Partners (“Evercore”) in Houston, where he was influential in numerous transactions totaling over $10 billion in transaction value. While at Evercore, Mr. Johanning advised numerous energy companies and financial sponsors on value-maximizing transactions. Mr. Johanning's advisory mandates ranged over a variety of different transaction types including acquisitions and divestures of assets, corporate mergers, and capital raises. Mr. Johanning also worked across all oilfield sectors, gaining transactional experience in the upstream, midstream, downstream and oil field service sectors of the business. Mr. Johanning began his career as a Reservoir Engineer at BP from 2008 to 2014. Based in Houston, he developed oil and gas assets across several US Basins, including the Permian of West Texas and Southeast New Mexico and the Texas Gulf Coast Basin, among others. While in the South Texas Reservoir Management team, Mr. Johanning was responsible for the resource appraisal of a 400,000+ gross acre Eagle Ford Shale position that was deeply rooted in geological and well completion data. While at BP, Mr. Johanning gained a detailed technical understanding of oil and gas assets through the various facets of the business, including Production Engineering, Reservoir Engineering, Drilling and Completions, Geology and Geophysics, as well as Land, Legal and Finance functions. Mr. Johanning graduated from The University of Texas in at Austin in 2008 with a B.S. in Petroleum Engineering.

As a result of his professional experience, Mr. Johanning possesses particular knowledge and experience in the operations of oil and gas companies that strengthen our Board of Director’s collective qualifications, skills and experience.

Markus Specks: Director. Mr. Specks was appointed to the Board of Directors in March 2018. Mr. Specks is a Managing Director of Värde Partners, Inc. and Head of the firm's Houston office. Mr. Specks leads Värde's energy business, and has experience managing credit, equity, and structured asset-level investments across the energy sector. He serves on Värde 's Investment Committee, as well as several boards of private energy companies. Prior to joining Värde in 2008, Mr. Specks worked in investment banking at Lazard, focusing on middle-market M&A advisory. Mr. Specks holds a B.A. in Government from Lawrence University in Wisconsin.

As a result of his professional experience, Mr. Specks possesses particular knowledge and experience in developing companies and capital markets, particularly with oil and gas companies, that strengthen our Board of Director’s collective qualifications, skills, and experience.

James (“Jim”) Linville: Chief Executive Officer. Effective August 4, 2017, our Board appointed James Linville to the position of Chief Executive Officer. Mr. Linville was the Company’s President since June 26, 2017 until his appointment to Chief Executive Officer. Mr. Linville most recently held the position of Senior Director of Operations and Development for US Energy Development Corporation (“US Energy”) from January 2016 to June 2017, where he was a senior technical engineering, operational and resource development professional in the company. During his time at US Energy, Mr. Linville led a team of field and office staff consisting of drilling, completions, operations, engineering, reservoir, regulatory and environmental safety professionals. Additionally, Mr. Linville was a member of the Capital Committee at US Energy, tasked with deploying up to approximately $200 million annually in a portfolio of energy related investments, primarily within the Delaware Basin and Eagle Ford. Prior to US Energy, Mr. Linville was Director of Operations at American Energy Permian Basin (“AEPB”) from January 2015 to July 2015, where he managed field operations, completions, production and facilities engineering for a large Midland Basin Wolfcamp shale horizontal development program. Prior to moving into his position as Director of Operations at AEPB, Mr. Linville was Director of Acquisitions at American Energy Partners, LP (“AELP”) from February 2014 to January 2015, where he assembled and led the acquisitions team, consisting of numerous petro-professionals (Reservoir, Operations, Geoscience, Land), who were responsible for screening over 400 acquisition opportunities. While at AELP, Mr. Linville participated in and managed over 100 acquisition evaluations with aggregate value greater than $12 billion. Previously, Mr. Linville was employed at Devon Energy Corporation from January 2001 to January 2014, where he held various engineering and management roles. Prior to Devon Energy Corporation, Mr. Linville held various leadership and engineering (reservoir, production, drilling) and operational roles at Eastern American Energy, Consolidated Oil & Gas, Hallwood Petroleum, Unocal and his own firm Derrick Engineering Corporation. Mr. Linville earned his Bachelor of Science in Petroleum Engineering from New Mexico Tech and his Master of Science in Environmental Engineering from Marshall University. Throughout his career, he has held numerous leadership roles within the Society of Petroleum Engineers (SPE) and was an Industry Advisory Board member at New Mexico Tech and the Oklahoma City SPE Chapter. In addition, Mr. Linville is a Registered Professional Engineer.

Joseph C. Daches: Executive Vice President, Chief Financial Officer and Treasurer. On January 23, 2017, our Board appointed Joseph Daches to the position of Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining our company, Mr. Daches most recently held the position of Chief Financial Officer and Senior Vice President of Magnum Hunter Resources Corp. (“MHR”) from July 2013 to June 2016, where he finished his tenure by successfully guiding MHR through a restructuring, and upon emergence was appointed Co-CEO by MHR’s new board of directors until his departure. Mr. Daches has over 20 years of experience and expertise in directing strategy, accounting and finance in primarily small and mid-size oil and gas companies and has helped guide several of those companies through financial strategy, capital raises and private and public offerings. Prior to joining MHR, Mr. Daches served as Executive Vice President, Chief Accounting Officer and Treasurer of Energy & Exploration Partners, Inc. from September 2012 until June 2013 and as a director of that company from April 2013 through June 2013. He previously served as a partner and Managing Director of the Willis Consulting Group, LLC, from January 2012 to September 2012. From October 2003 to December 2011, Mr. Daches served as the Director of E&P Advisory Services at Sirius Solutions, LLC, where he was primarily responsible for financial reporting, technical and oil and gas accounting and the overall management of the E&P Advisory Services practice. Mr. Daches earned a Bachelor of Science in Accounting from Wilkes University in Pennsylvania, and he is a certified public accountant in good standing with the Texas State Board of Public Accountancy.

Seth Blackwell: Executive Vice President of Land and Business Development. Seth Blackwell joined Lilis in December 2016. Mr. Blackwell is a Certified Professional Landman with extensive knowledge and experience in all facets of land management. Prior to joining Lilis, from October 2012 to December 2016, Mr. Blackwell held the position of Vice President of Land for XOG Resources where he managed all land and business development efforts for the company. Mr. Blackwell also gained extensive experience in a wide variety of major US oil and gas plays while working for Occidental Petroleum. Mr. Blackwell started his career blocking together large acreage positions in excess of 30,000 acres throughout Central and East Texas. Mr. Blackwell is an active member of the American Association of Professional Landmen, North Houston Association of Professional Landmen and the Houston Association of Professional Landmen. Mr. Blackwell holds a bachelor’s degree in Business Management from Fort Hays State University and is currently pursuing his MBA in Energy from the University of Tulsa.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who own more than 10% of our common stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in our common stock, as well as changes in that ownership. Based solely on our review of reports and written representations that we have received, we believe that all required reports were timely filed during 2017 and through the date of this Annual Report, except as follows:

•	Brennan Short, our former COO, filed his Form 3 and one Form 4, reporting two transactions, subsequent to the time prescribed by Section 16(a) of the Exchange Act.
•	R. Glenn Dawson filed one Form 4, reporting one transaction, subsequent to the time prescribed by Section 16(a) of the Exchange Act.
•	Vertex Fund filed its Form 3 and one Form 4, reporting one transaction, subsequent to the time prescribed by Section 16(a) of the Exchange Act.
•	Ronald Ormand filed one Form 4, reporting one transaction, subsequent to the time prescribed by Section 16(a) of the Exchange Act.

Board of Directors and Board Committees

Our Board of Directors conducts its business through meetings and through its committees. Our Board of Directors held eighteen meetings in 2017 and took action by unanimous written consent on twelve occasions. Each director attended at least 75% of (i) the meetings of the Board held after such director’s appointment and (ii) the meetings of the committees on which such director served, after being appointed to such committee. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

Affirmative Determinations Regarding Director Independence and Other Matters

Our Board of Directors follows the standards of independence established in accordance with the standards for companies listed on the New York Stock Exchange, or the NYSE and the rules and regulations promulgated by the SEC, as well as our Corporate Governance Guidelines on Director Independence, which was amended on December 10, 2015, a copy of which is available on our website at www.lilisenergy.com under “Investors-Corporate Governance-Highlights” in determining the independence of its directors. The Board has determined that six of our current directors, Mr. Brandolini, General McPeak, Mr. Benz, Mr. Dawson, Mr. Specks and Mr. Johanning are “independent directors” under the NYSE standards and SEC rules and regulations referenced above.

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

Committees of the Board of Directors

Pursuant to our amended and restated bylaws, our Board of Directors is permitted to establish committees from time to time as it deems appropriate. To facilitate independent director review and to make the most effective use of our directors’ time and capabilities, our Board of Directors has established an audit committee, a compensation committee, a nominating and corporate governance committee and a reserves committee. The membership and function of these committees are described below.

Audit Committee

During the year ended December 31, 2017, each of Mr. Brandolini, General McPeak and Mr. Benz served on the audit committee, who are all currently serving on the audit committee. Mr. Benz is the acting as chairman of the audit committee and meets the definition of an audit committee financial expert. Our Board of Directors has determined that each of Mr. Brandolini, General McPeak and Mr. Benz meet the independence requirements of the SEC and NYSE rules and the financial literacy requirements of the NYSE.

The audit committee met five times during the year ended December 31, 2017, and acted by written consent once. The audit committee also met separately on several occasions in connection with meetings of the full Board. The audit committee is governed by a written charter that is reviewed, and amended, if necessary, on an annual basis. A copy of the charter is available on our website at www.lilisenergy.com under “Investors-Corporate Governance-Highlights.”

Compensation Committee

Our compensation committee currently consists of Mr. Brandolini and Mr. Dawson.  Mr. Dawson is the chairman of the compensation committee.

The compensation committee met seven times during the year ended December 31, 2017, and acted by written consent six times. The compensation committee also met separately on several occasions in connection with meetings of the full Board. Consistent with the listing requirements of the NYSE, the Compensation Committee is composed entirely of independent members of our Board of Directors, as each member meets the independence requirements set by the NYSE and applicable federal securities laws.

The compensation committee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation committee also reviews and approves short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the committee reviews our compensation and benefit philosophy, plans and programs on an as-needed basis. In reviewing our compensation and benefits policies, the compensation committee may consider the recruitment, development, promotion, retention, and compensation of our executive and senior officers, trends in management compensation and any other factors that it deems appropriate.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Mr. Benz, General McPeak and Mr. Brandolini, who is the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee met twice during the year ended December 31, 2017, but met separately on several occasions in connection with meetings of the full Board.

The primary responsibilities of the nominating and corporate governance committee include identifying, evaluating and recommending, for the approval of the entire Board, potential candidates to become members of the Board, recommending membership on standing committees of the Board, developing and recommending to the entire Board corporate governance principles and practices for our Company and assisting in the implementation of such policies, and assisting in the identification, evaluation and recommendation of potential candidates to become officers of our Company. The nominating and corporate governance committee will review our code of business conduct and ethics and its enforcement, and reviews and recommends to our Board whether a mitigation plan is appropriate with respect to any exception to such code. A copy of the nominating and corporate governance committee charter may be found on our website at www.lilisenergy.com under “Investor Relations-Corporate Governance-Highlights.” During fiscal year 2017, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Reserves Committee

Our reserves committee currently consists of Mr. Ormand and Mr. Dawson, who is the chairman of the reserves committee.

The primary responsibilities of the reserves committee include retaining and terminating independent petroleum engineering consultants (the “IPEC”) retained to assist the Company in the annual and quarterly review of hydrocarbon reserves and approving their compensation and terms of their engagement, establishing expectations of the IPEC and their accountability to the reserves committee, ensuring that the IPEC are independent, and reviewing the Company’s significant reserve engineering principles, policies, internal procedures and assumptions relating to the Company’s reserve estimates and disclosure.

Additionally, at the request of our Board, the reserves committee chairperson currently performs certain technical responsibilities with respect to the operational activities of the Company.

Communications with our Board of Directors

Stockholders may communicate with our Board of Directors or any of the directors by sending written communications addressed to the Board of Directors or any of the directors, Lilis Energy, Inc., 300 E. Sonterra Blvd., Suite No. 1220, San Antonio, Texas 78258, Attention: Chief Financial Officer. All communications are compiled by the chief financial officer and forwarded to our Board of Directors or the individual director(s) accordingly.

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to all of our officers and employees, including our chief executive officer, chief financial officer or controller, and persons performing similar functions. Our code of business conduct and ethics codifies the business and ethical principles that govern all aspects of our business. A copy of our code of business conduct and ethics is available on our website at www.lilisenergy.com under “Investors-Corporate Governance-Highlights.” We undertake to provide a copy of our code of business conduct and ethics to any person, at no charge, upon a written request. All written requests should be directed to: Lilis Energy, Inc., 300 E. Sonterra Blvd., Suite No. 1220, San Antonio, Texas 78258, Attention: Chief Financial Officer. If any substantive amendments are made to our code of business conduct and ethics, or if any waiver (including any implicit waiver) is granted from any provision of the code of business conduct and ethics to our chief executive officer, chief financial officer or controller, we will disclose the nature of such amendment or waiver on our website at www.lilisenergy.com under “Investors-Corporate Governance-Highlights.” or, if required, in a Current Report on Form 8-K.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Below is a discussion and analysis of our compensation programs as they applied to our named executive officers—or NEOs—for 2017. Our fiscal year is the calendar year.

Our NEOs for 2017 were: (1) James Linville, Chief Executive Officer; (2) Abraham “Avi” Mirman, former Chief Executive Officer; (3) Joseph C. Daches, Chief Financial Officer, Executive Vice President, and Treasurer; (4) Kevin Nanke, former Chief Financial Officer; (5) Ariella Fuchs, former Executive Vice President, General Counsel, and Secretary; (6) Brennan Short, former Chief Operating Officer; and (7) Ronald D. Ormand, Executive Chairman.

Compensation Philosophy and Objectives

Our compensation programs are designed to motivate our executives and employees and enable them to participate in the growth of our business, while also driving the creation of long-term stockholder value. We provide our executive officers with both variable and fixed compensation, including base salaries, short-term cash incentive compensation, and long-term equity incentive compensation. We strive to balance short-term awards, such as annual performance-based bonuses, with longer-term performance awards, such as equity awards, in order to provide incentives for both short- and long-term performance.

Role of Our Compensation Committee

Our compensation committee is appointed by our Board of Directors—or our Board—to discharge the Board’s responsibilities relating to the compensation of our Chief Executive Officer—or our CEO—and our other executive officers. The compensation committee has overall responsibility for approving and evaluating all compensation plans, policies, and programs of the Company as they affect our executive officers.

During 2017, our compensation committee consisted of Nuno Brandolini, R. Glenn Dawson, and General Merrill A. McPeak (Chair). At least annually, the compensation committee: (1) reviews and approves the corporate goals and objectives applicable to the compensation of our CEO; (2) evaluates our CEO’s performance in light of those goals and objectives; and (3) determines and approves our CEO’s compensation level based on this evaluation. The compensation committee also, on at least an annual basis, reviews and approves the annual base salaries and annual incentive opportunities of our executive officers other than our CEO. The compensation committee also, periodically and as and when appropriate, reviews and approves the following as they affect our executive officers: (1) all other incentive awards and opportunities, including both cash-based and equity-based awards and opportunities; (2) any employment agreements and severance arrangements; (3) any change in control agreements and severance protection plans and change in control provisions affecting any elements of compensation and benefits; and (4) any special or supplemental compensation and benefits for our executive officers and former executive officers.

Our compensation committee is governed by a written charter, a copy of which is available on the Investor Relations section of our website at: http://investors.lilisenergy.com/.

Role of Our Compensation Consultant

Our compensation committee has sole authority over the selection, use, and retention of any compensation consultant or any other experts engaged to assist the compensation committee in discharging its responsibilities. In February 2017, the compensation committee engaged Longnecker & Associates (“Longnecker”) to assist with its overall compensation review and decision-making.  In May 2017, Longnecker conducted an independent, comprehensive, broad-based analysis of our executive compensation program, and the compensation committee used this analysis as one of several reference points in making decisions regarding 2017 compensation. Longnecker’s objectives were to:

•	review the total direct compensation (base salary, annual incentives, and long-term incentives) for the NEOs;

•	assess the competitiveness of executive compensation, based on revenue size, asset size, enterprise value and market capitalization, as compared to the peer group and published survey companies in the oil and gas industry; and

•	provide conclusions and recommend considerations for total direct compensation.

Longnecker also provides guidance on industry best practices. This information assists us in developing and implementing compensation programs generally competitive with those of other companies in our industry and other companies with which we generally compete for executive talent.

Longnecker performed services solely on behalf of the compensation committee. In accordance with the rules and regulations of the SEC and the NYSE, the compensation committee assessed the independence of Longnecker and concluded that no conflicts of interest exist that would prevent Longnecker from providing independent and objective advice.

The companies used for the executive compensation comparisons in May 2017 included the following:

SM Energy Company	RSP Permian, Inc.
Laredo Petroleum, Inc.	Matador Resources Company
Parsley Energy, Inc.	Callon Petroleum Company
Carrizo Oil & Gas, Inc.	Resolute Energy Corporation
Sanchez Energy Corporation	SRC Energy Inc.
Gulfport Energy Corporation	Centennial Resource Development, Inc.
PDC Energy, Inc.	Jagged Peak Energy Inc.

Longnecker also reviewed survey data as a reference point to compare the compensation of our executives to those of a broad range of companies. The published surveys utilized by Longnecker included the following:

•	Economic Research Institute, Executive Compensation Assessor;
•	Mercer, Inc., 2016 Mercer Total Compensation Survey for the Energy Sector;
•	Towers Watson, 2016 CSR General Industry Top Management Compensation Survey Report; and
•	Longnecker & Associates, Energy Industry Long-Term Incentive Compensation Survey.

Elements of Compensation

The compensation earned by our NEOs for 2017 consisted of base salary, short-term cash incentive compensation, long-term equity incentive compensation consisting of awards of restricted shares and stock options, and miscellaneous employee benefits.

We pay each of our NEOs a base salary, which is reviewed annually and not considered to be “at risk,” as it does not vary with the performance of the Company. This base salary is designed to compensate the NEOs for the performance of their duties and responsibilities. Our NEOs are also eligible for annual performance cash bonuses, including certain NEOs being eligible for cash bonuses pursuant to their employment agreements, as described further below under Employment Agreements.

Historically, we have provided our NEOs with both short-term and long-term incentive compensation through our 2012 Equity Incentive Plan—or 2012 EIP—and our 2016 Omnibus Incentive Plan—or 2016 Plan—both of which are described in detail below. These plans have been designed to align a meaningful portion of NEO compensation with the financial performance of the Company. Upon our 2016 Plan becoming effective, we stopped granting awards under our 2012 EIP.

Our NEOs generally participate in the same health care, disability, life insurance, and other benefit plans made available to our other employees. However, our executives receive a limited number of additional benefits and perquisites described in more detail in the All Other Compensation column of the Summary Compensation Table below. These additional benefits and perquisites generally are provided to our NEOs for their convenience and financial security.

Employment Agreements

Mr. Linville. We entered into an employment agreement with Mr. Linville dated June 26, 2017, in connection with his appointment as our President. The agreement provides, among other things, that Mr. Linville will receive a base salary of (1) $400,000 from the effective date of the agreement to the one-year anniversary of the effective date and (2) $450,000 from the one-year anniversary of the effective date of his agreement to the two-year anniversary of the effective date. Mr. Linville also received a lump sum cash signing bonus of $100,000 under the agreement. Additionally, Mr. Linville is eligible to receive a lump sum cash retention bonus equal to no less than $200,000 on the one-year anniversary of the effective date of the agreement, subject to his continued service. Mr. Linville is also eligible to receive annual bonuses and awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by our Board.

On August 4, 2017, we amended our employment agreement with Mr. Linville to reflect his removal as our President and appointment as our CEO. All other terms of the employment agreement remained unchanged.

The initial term of Mr. Linville’s agreement ended December 31, 2017, and the agreement began to renew automatically for additional one-year periods beginning on December 31, 2017. Either party may give notice of non-renewal at least 180 days before the end of the then-current term.

On June 26, 2017, Mr. Linville received a grant of 325,000 stock options under our 2016 Plan, with an exercise price of $4.84, which such grant of stock options was conditioned on stockholders’ approval, which was obtained on July 13, 2017. This grant is scheduled to vest over two years, with 34% vesting on the grant date, 33% vesting on the first anniversary of the grant date and 33% vesting on the second anniversary of the grant date, subject to continued service. Also, on June 26, 2017, Mr. Linville received a grant of 175,000 shares of restricted stock under our 2016 Plan, with a fair value of $4.84 per share at grant date, which such grant of stock was conditioned on stockholders’ approval, which was obtained on July 13, 2017. This grant is scheduled to vest over two years, with 34% vesting on the grant date, 33% vesting on the first anniversary of the grant date, and 33% vesting on the second anniversary of the grant date, subject to his continued service.

Under his employment agreement, upon a termination by us without cause or a termination by him for good reason, Mr. Linville will be entitled to (1) a lump sum severance payment equal to 12 months of base salary, (2) 12 months of COBRA premiums, and (3) a lump sum payment equal to $200,000 (representing an amount equal to Mr. Linville’s unpaid sign-on retention bonus). Upon a termination by us without cause or a termination by Mr. Linville for good reason within 12 months after a change in control, he will be entitled to a lump sum severance payment equal to 24 months of base salary and 24 months of COBRA premiums. Upon a termination due to disability, Mr. Linville will be entitled to a lump sum severance payment equal to six months of COBRA premiums. All severance payments under Mr. Linville’s employment agreement are subject to his execution of a release of claims against us. The severance payments are also subject to reduction in order to avoid any excise tax associated with Section 280G of the Internal Revenue Code—or the Code—but only if that reduction would result in Mr. Linville receiving a greater net after tax benefit as a result of the reduction.

All payments to Mr. Linville under his employment agreement will be subject to clawback in the event required by applicable law. Further, Mr. Linville is subject to non-competition, non-solicitation, anti-raiding, and confidentiality provisions under his employment agreement.

Mr. Daches. We entered into an employment agreement with Mr. Daches dated January 23, 2017, in connection with his appointment as our Executive Vice President, Chief Financial Officer, and Treasurer. We amended this agreement on May 5, 2017 to eliminate Mr. Daches’ eligibility to receive certain “cash incentive bonuses” that had been tied to BOE and EBITDAX production thresholds, and we replaced those bonuses with an immediate bonus paid out in a mix of cash and stock.

The agreement provides, among other things, that Mr. Daches will receive a base salary of (1) $300,000 from the effective date of the agreement to the one-year anniversary of the effective date; (2) $350,000 from the one-year anniversary of the effective date of the agreement to the two-year anniversary if the effective date; and (3) $375,000 after the two-year anniversary. Under his agreement, Mr. Daches’ base salary will be reviewed annually by our Board to determine whether it should be increased. In 2017, Mr. Daches received a $50,000 cash bonus for our Company’s timely filing of its 2016 Annual Report on Form 10-K, in accordance with his employment agreement. Mr. Daches is also eligible to receive bonuses and awards of equity and non-equity compensation and to participate in the annual and long-term compensation plans of the Company, in each case as determined by our Board. The target annual bonus for Mr. Daches set forth in his agreement is 250,000 shares of restricted stock.

The initial term of Mr. Daches’ agreement ended on December 31, 2017, and the agreement began to renew automatically for additional one-year periods beginning on December 31, 2017. Either party may give notice of non-renewal at least 180 days before the end of the then-current term.

On December 15, 2016, Mr. Daches received a grant of 750,000 stock options under our 2016 Plan, with an exercise price of $2.98. 34% of the options vested on the grant date, 33% vested on December 15, 2017, and 33% will vest on the second anniversary of the grant date, subject to continued service. On May 5, 2017, Mr. Daches received a grant of 235,000 shares of restricted stock with a fair value of $4.26 per share at grant date. 100% of the restricted stock award vested on the grant date. On October 5, 2017, Mr. Daches received a grant of 400,000 shares of restricted stock with a fair value of $5.00 per share at grant date. This grant is scheduled to vest over two years, with 34% vesting on the grant date, 33% vesting on the first anniversary of the grant date, and 33% vesting on the second anniversary of the grant date, subject to continued service

Under his employment agreement, upon a termination by us without cause or a termination by him for good reason, Mr. Daches will be entitled to a lump sum severance payment equal to 12 months of base salary and 12 months of COBRA premiums. Upon a termination by us without cause or a termination by Mr. Daches for good reason within 12 months after a change in control, he will be entitled to a lump sum severance payment equal to 24 months of base salary and 24 months of COBRA premiums. Upon a termination due to disability, Mr. Daches will be entitled to a lump sum severance payment equal to six months of COBRA premiums. All severance payments under Mr. Daches’ employment agreement are subject to his execution of a release of claims against us. The severance payments are also subject to reduction in order to avoid any excise tax associated with Code Section 280G, but only if that reduction would result in Mr. Daches receiving a greater net after tax benefit as a result of the reduction.

All payments to Mr. Daches under his employment agreement will be subject to clawback in the event required by applicable law. Further, Mr. Daches is subject to non-competition, non-solicitation, anti-raiding, and confidentiality provisions under his employment agreement.

Ms. Fuchs. On July 5, 2016, we entered into an employment agreement with Ms. Fuchs under which she served as our General Counsel. This agreement became effective June 24, 2016 upon the closing of our merger with Brushy. We amended this agreement on May 5, 2017 to eliminate Ms. Fuchs’ eligibility to receive certain “cash incentive bonuses” that had been tied to BOE and EBITDAX production thresholds, and we replaced those bonuses with an immediate bonus paid out in a mix of cash and stock.

The initial term of Ms. Fuchs’ agreement ended on December 31, 2017, and the agreement began to renew automatically for additional one-year periods beginning on December 31, 2017.

Ms. Fuchs’ initial base salary under her agreement was $250,000. Ms. Fuchs was entitled to, and received, a bonus under the agreement equal to $112,500, which was paid in cash on the first regular payroll date after June 24, 2016 (the closing date of the merger with Brushy). Ms. Fuchs was also eligible to receive awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by our Board.

On June 24, 2016, Ms. Fuchs received a grant of 375,000 stock options under our 2016 Plan, with an exercise price of $1.34. This grant was scheduled to vest over two years, with 34% vesting on the grant date, 33% vesting on the first anniversary of the grant date, and 33% vesting on the second anniversary of the grant date, subject to continued service. On December 15, 2016, Ms. Fuchs received an additional grant of 375,000 stock options under our 2016 Plan, with an exercise price of $2.98. This grant was scheduled to vest over two years, with 34% vesting on the grant date, 33% vesting on the first anniversary of the grant date, and 33% vesting on the second anniversary of the grant date, subject to continued service.

On May 5, 2017, Ms. Fuchs received a grant of 150,000 shares of restricted stock with a fair value of $4.26 per share at grant date. 100% of the restricted stock award vested on the grant date. On October 5, 2017, Ms. Fuchs received a grant of 300,000 shares of restricted stock with a fair value of $5.00 per share at grant date. This grant was scheduled to vest over two years, with 34% vesting on the grant date, 33% vesting on the first anniversary of the grant date, and 33% vesting on the second anniversary of the grant date, subject to continued service.

Under her employment agreement, Ms. Fuchs’ was entitled to a lump sum severance payment equal to six months of base salary and six months of COBRA premiums upon a termination by us without cause or a termination by her for good reason. Upon a termination by us without cause or a termination by Ms. Fuchs for good reason within 12 months after a change in control, she was entitled to a lump sum severance payment equal to 24 months of base salary and 24 months of COBRA premiums. Upon a termination due to disability, Ms. Fuchs was entitled to a lump sum severance payment equal to six months of COBRA premiums. All severance payments under Ms. Fuchs’ employment agreement were subject to her execution of a release of claims against us. The severance payments are also subject to reduction in order to avoid any excise tax associated with Code Section 280G, but only if that reduction would result in Ms. Fuchs receiving a greater net after tax benefit as a result of the reduction.

All payments to Ms. Fuchs under her employment agreement are subject to clawback in the event required by applicable law. Further, Ms. Fuchs is subject to non-competition, non-solicitation, anti-raiding, and confidentiality provisions under her employment agreement.

On February 16, 2018, Ariella Fuchs ceased serving as the Executive Vice President, General Counsel, and Secretary of the Company. Upon Ms. Fuchs’ separation, all unvested equity awards held by Ms. Fuchs vested on an accelerated basis.

Mr. Short. In connection with his appointment as our Chief Operating Officer, we entered into an employment agreement with Mr. Short dated January 27, 2017. The agreement provides, among other things, that Mr. Short will receive a base salary of $300,000 per year, to be reviewed annually by our Board to determine whether the salary should be increased. The agreement also provides for additional bonuses based on our achievement of certain performance measures. Mr. Short is also eligible to receive bonuses and awards of equity and non-equity compensation and to participate in annual and long-term compensation plans of the Company, in each case as determined by our Board.

The initial term of Mr. Short’s agreement ended on December 31, 2017, and the agreement began to renew automatically for additional one-year periods beginning on December 31, 2017. Either party may give notice of non-renewal at least 180 days before the end of the then-current term.

On January 27, 2017, Mr. Short received a grant of 250,000 stock options under our 2016 Plan, with an exercise price of $4.35. This grant was scheduled to vest over two years, with 34% of the options vesting on the grant date, 33% vesting on January 27, 2018, and 33% to vest on the second anniversary of the grant date, subject to his continued service. Also on January 27, 2017, Mr. Short received a grant of 75,000 shares of restricted stock under our 2016 Plan. This grant was scheduled to vest over two years, with 34% of the shares vesting on the grant date, 33% vesting on January 27, 2018, and 33% to vest on the second anniversary of the grant date, subject to continued service. On May 2, 2017, Mr. Short received a grant of 500,000 stock options under our 2016 Plan, with an exercise price of $4.48; 250,000 of these options vested upon the grant date, and the remaining 250,000 options vest based on the achievement of specified performance goals (generally, 50,000 options will vest per completion of one well under our Company’s authorization for expenditures budget), 50,000 of which have vested as of March 2018. On October 5, 2017, Mr. Short received a grant of 400,000 shares of restricted stock under our 2016 Plan, with an exercise price of $5.00. This grant was scheduled to vest over two years, with 34% of the options vesting on the grant date, 33% vesting on the first anniversary of the grant date, and 33% vesting on the second anniversary of the grant date, subject to continued service.

Under his employment agreement, upon a termination by us without cause or a termination by him for good reason, Mr. Short will be entitled to a lump sum severance payment equal to 12 months of base salary and 12 months of COBRA premiums. Upon a termination by us without cause or a termination by Mr. Short for good reason within 12 months after a change in control, he will be entitled to a lump sum severance payment equal to 24 months of base salary and 24 months of COBRA premiums. Upon a termination due to disability, Mr. Short will be entitled to a lump sum severance payment equal to six months of COBRA premiums. All severance payments under Mr. Short’s employment agreement are subject to his execution of a release of claims against us. The severance payments are also subject to reduction in order to avoid any excise tax associated with Code Section 280G, but only if that reduction would result in Mr. Short receiving a greater net after tax benefit as a result of the reduction.

All payments to Mr. Short under his employment agreement will be subject to clawback in the event required by applicable law. Further, Mr. Short is subject to non-competition, non-solicitation, anti-raiding, and confidentiality provisions under his employment agreement.

On March 6, 2018, Mr. Short ceased serving as our Chief Operating Officer and, as a result of such cessation, all of Mr. Short’s unvested equity awards were relinquished.

Mr. Ormand. On July 5, 2016, we entered into an employment agreement with Mr. Ormand, under which he serves as our Executive Chairman. The initial term of the agreement ended on December 31, 2017, and the agreement began to renew automatically for additional one-year periods beginning on December 31, 2017. Either party may give notice of non-renewal at least 180 days before the end of the then-current term.

Mr. Ormand’s base salary under his agreement (which will be reviewed by our Board for adjustments) was $300,000 for the first year of the agreement, $350,000 for the second year of the agreement, and $400,000 for the third year of the agreement. Mr. Ormand will be eligible to receive a cash bonus equal to a percentage of his base salary (ranging from 0% to 400%) depending on the level of achievement of certain BOE per day, EBITDAX, and cash on hand performance measures. Mr. Ormand will also be eligible to receive awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by our Board.

On July 7, 2016, Mr. Ormand received a grant of restricted stock under our 2016 Plan covering 1.25 million shares of our common stock. The restricted stock vests over two years, with 34% vesting on the date of the grant, 33% vesting on the first anniversary of the date of the grant, and 33% vesting on the second anniversary of the date of the grant, subject to continued service. On December 15, 2016, Mr. Ormand received an additional grant of 250,000 stock options under our 2016 Plan, with an exercise price of $2.98. This grant is scheduled to vest over two years, with 34% vesting on the grant date, 33% vesting on the first anniversary of the grant date, and 33% vesting on the second anniversary of the grant date, subject to continued service.

On October 5, 2017, Mr. Ormand received a grant of 500,000 shares of restricted stock with a fair value of $5.00 per share at grant date. This grant is scheduled to vest over 2 years, with 34% vesting on the grant date, 33% vesting on the first anniversary of the grant date, and 33% vesting on the second anniversary of the grant date, subject to continued service.

Under his employment agreement, Mr. Ormand will be entitled to a lump sum severance payment equal to 12 months of base salary and 12 months of COBRA premiums upon a termination by us without cause or a termination by him for good reason. Upon a termination by us without cause or a termination by Mr. Ormand for good reason within 12 months after a change in control, he will be entitled to a lump sum severance payment equal to 24 months of base salary and 24 months of COBRA premiums. Upon a termination due to disability, Mr. Ormand will be entitled to a lump sum severance payment equal to six months of COBRA premiums. All severance payments under Mr. Ormand’s employment agreement are subject to his execution of a release of claims against us. The severance payments are also subject to reduction in order to avoid any excise tax associated with Code Section 280G, but only if that reduction would result in Mr. Ormand receiving a greater net after tax benefit as a result of the reduction.

All payments to Mr. Ormand under his employment agreement will be subject to clawback in the event required by applicable law. Further, Mr. Ormand is subject to non-competition, non-solicitation, anti-raiding, and confidentiality provisions under his employment agreement.

Mr. Mirman. On July 5, 2016, we entered into a new employment agreement with Mr. Mirman, under which he served as our CEO. This agreement became effective June 24, 2016 upon the closing of our merger with Brushy. The initial term of Mr. Mirman’s agreement was scheduled to end on December 31, 2017. We amended this agreement on May 5, 2017 to eliminate Mr. Mirman’s eligibility to receive certain “cash incentive bonuses” that had been tied to BOE and EBITDAX production thresholds, and we replaced those bonuses with an immediate bonus paid out in a mix of cash and stock.

Mr. Mirman’s base salary under his agreement was $350,000 for the first year of the agreement, $375,000 for the second year, and $425,000 for the third year. Mr. Mirman was entitled to a bonus under the agreement equal to $175,000, payable in cash on the first regular payroll date after June 24, 2016 (the closing date of the merger with Brushy). Mr. Mirman was also eligible to receive awards of equity and non-equity compensation and to participate in our annual and long-term incentive plans, in each case as determined by our Board.

Mr. Mirman was granted stock options covering 1,250,000 shares on June 24, 2016 and 500,000 shares on December 15, 2016. To satisfy the requirements of Code Section 162(m), our 2016 Plan included an annual limit on grants of stock options and SARs to any individual participant of 10,000,000 shares, which was automatically adjusted to 1,000,000 shares as a result of our 1-for-10 reverse stock split effective June 23, 2016. The 2016 option grants to Mr. Mirman inadvertently exceeded this award limit. As a result, our compensation committee approved a rescission in June 2017 of 250,000 of the options granted in June 2016 and the entire December 2016 option grant. Our compensation committee believed these awards otherwise represented appropriate compensation opportunities for Mr. Mirman and in June 2017, our compensation committee approved options and restricted stock awards to replace the value of the rescinded option awards. On May 5, 2017, Mr. Mirman received a grant of 280,000 shares of restricted stock with a fair value of $4.26 per share at grant date. 100% of the restricted stock award vested on the grant date.

Under his employment agreement, Mr. Mirman was entitled to a lump sum severance payment equal to 12 months of base salary and 12 months of COBRA premiums upon a termination by us without cause or a termination by him for good reason. Upon a termination by us without cause or a termination by Mr. Mirman for good reason within 12 months after a change in control, he was entitled to a lump sum severance payment equal to 24 months of base salary and 24 months of COBRA premiums. Upon a termination due to disability, Mr. Mirman was entitled to a lump sum severance payment equal to six months of COBRA premiums. All severance payments under Mr. Mirman’s employment agreement were subject to his execution of a release of claims against us. The severance payments were also subject to reduction in order to avoid any excise tax associated with Code Section 280G, but only if that reduction would result in Mr. Mirman receiving a greater net after tax benefit as a result of the reduction. All payments to Mr. Mirman under his employment agreement were subject to clawback in the event required by applicable law. Further, Mr. Mirman was subject to non-competition, non-solicitation, anti-raiding, and confidentiality provisions under his employment agreement.

On August 1, 2017, the SEC filed a civil complaint against multiple parties, including our then CEO, Mr. Mirman. The allegations in the complaint are unrelated to the business of the Company, and predate Mr. Mirman’s tenure with the Company. On August 3, 2017, Abraham Mirman notified us of his resignation as our CEO, and as a member of our Board, effective as of August 4, 2017. Mr. Mirman also resigned from all positions held with our subsidiaries. Mr. Mirman’s decision to resign was not the result of any disagreement with us, our Board, or management, or any matter relating to our operations, policies, or practices.

In connection with Mr. Mirman’s resignation, we entered into a Separation and Consulting Agreement with him on August 3, 2017—the Mirman Agreement—setting forth the terms of Mr. Mirman’s separation from the Company and his prospective consulting services.

Under the Mirman Agreement, in satisfaction of all of our obligations under his employment agreement, Mr. Mirman received the following severance payments: (1) a lump-sum cash payment of $1,000,000; (2) premium payments for continuing COBRA coverage for 18 months; and (3) reimbursement of reasonable attorneys’ fees incurred in connection with his separation. Further, all unvested equity awards held by Mr. Mirman vested on August 12, 2017 as a result of his separation.

In addition, we engaged Mr. Mirman as an independent consultant to provide services of a consulting or advisory nature as we may reasonably request with respect to our business. Mr. Mirman’s consultancy commenced August 5, 2017 and is scheduled to terminate on August 5, 2018, unless terminated earlier or extended by mutual agreement in accordance with the terms of the Mirman Agreement. In consideration for his consulting services, we will pay Mr. Mirman a monthly consulting fee of $41,660.67.

The Mirman Agreement also contains restrictive covenants covering confidentiality, non-competition, non-solicitation, and non-disparagement, and a release of claims against us.

Mr. Nanke. Effective as of July 5, 2016, we entered into an employment agreement with Mr. Nanke, under which he served as our Executive Vice President and Chief Financial Officer. The initial term of Mr. Nanke’s agreement was scheduled to end on December 31, 2017. The agreement provided for a $125,000 cash bonus due upon signing and a $275,000 salary per year, to be reviewed annually by our Board. The agreement also provided for additional bonuses due based on our achievement of certain performance measures.

On June 24, 2016, Mr. Nanke received a grant of 625,000 stock options at an exercise price of $1.34. This grant was scheduled to vest over two years, with 34% vesting on the grant date, 33% vesting on June 24, 2017, and 33% to vest on June 24, 2018.

Under his employment agreement, Mr. Nanke was entitled to a lump sum severance payment equal to 12 months of base salary and 12 months of COBRA premiums upon a termination by us without cause or a termination by him for good reason. Upon a termination by us without cause or a termination by Mr. Nanke for good reason within 12 months after a change in control, he was entitled to a lump sum severance payment equal to 24 months of base salary and 24 months of COBRA premiums. Upon a termination due to disability, Mr. Nanke was entitled to a lump sum severance payment equal to six months of COBRA premiums. All severance payments under Mr. Nanke’s employment agreement were subject to his execution of a release of claims against us. The severance payments were also subject to reduction in order to avoid any excise tax associated with Code Section 280G, but only if that reduction would result in Mr. Nanke receiving a greater net after tax benefit as a result of the reduction.

All payments to Mr. Nanke under his employment agreement were subject to clawback in the event required by applicable law. Further, Mr. Nanke was subject to non-competition, non-solicitation, anti-raiding, and confidentiality provisions under his employment agreement.

On February 13, 2017, we entered into a separation agreement with Mr. Nanke—or the Nanke Agreement—covering his termination from our Company. Mr. Nanke acknowledged that his termination was not for “good reason” (as defined in his employment agreement), but that the termination did constitute an “involuntary termination” (as defined in the employment agreement). Under the Nanke Agreement, Mr. Nanke released all claims against us related to his employment. We agreed to provide Mr. Nanke with (1) a lump sum severance payment equal to 24 months of his base salary as in effect immediately prior to his termination; (2) a lump sum payment equal to 24 months of COBRA premiums; and (3) a lump sum bonus payment of $175,000. All severance payments were subject to Mr. Nanke’s execution of release of claims against us. The Nanke Agreement also contains restrictive covenants covering confidentiality, non-competition, non-solicitation, and non-disparagement.

2012 Equity Incentive Plan (formerly the Recovery Energy, Inc. 2012 Equity Incentive Plan)

Our Board and stockholders approved our 2012 EIP in August 2012. Our 2012 EIP provided for grants of equity incentives, including stock options, stock appreciation rights—or SARs—restricted shares, RSUs, and unrestricted stock awards. Our 2012 EIP is administered by our compensation committee, subject to the ultimate authority of our Board, which has full power and authority to take all actions and to make all determinations required or provided for under our 2012 EIP. Under our 2012 EIP, 1,000,000 shares of our common stock were available for issuance. As a result of the adoption of our 2016 Plan, awards are no longer made under our 2012 EIP, as discussed below.

2016 Omnibus Incentive Plan

Background. Our 2016 Plan was approved by our Board effective April 20, 2016 and approved by our stockholders at the 2016 annual meeting on May 23, 2016. Our 2016 Plan replaced our 2012 EIP. The purposes of our 2016 Plan are to create incentives that are designed to motivate eligible directors, officers, employees, and consultants to put forth maximum effort toward our success and growth, and to enable us to attract and retain experienced individuals who by their position, ability, and diligence are able to make important contributions to our success.

Eligibility. Awards may be granted under our 2016 Plan to our officers, employees, directors, consultants, and advisors and the officers, employees, directors, consultants, and advisors of our affiliates. Tax-qualified incentive stock options may be granted only to our employees.

Administration. Our 2016 Plan may be administered by our Board or our compensation committee. Our compensation committee generally selects the individuals to whom awards may be granted, the time or times at which awards are granted, and the terms and conditions of awards.

Number of Authorized Shares. A maximum of 13,000,000 shares of our common stock are available for grant under our 2016 Plan. In addition, as of May 23, 2016, any awards then outstanding under our 2012 EIP remain subject to and will be paid under the 2012 EIP and any shares then subject to outstanding awards under the 2012 EIP that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under our 2016 Plan. The shares issuable under our 2016 Plan will consist of authorized and unissued shares, treasury shares or shares purchased on the open market or otherwise.

If any award is canceled, terminates, expires, or lapses for any reason prior to the issuance of shares or if shares are issued under our 2016 Plan and thereafter are forfeited to us, the shares subject to those awards and the forfeited shares will not count against the aggregate number of shares available for grant under the plan. In addition, the following items will not count against the aggregate number of shares available for grant under our 2016 Plan: (1) the payment in cash of dividends or dividend equivalents under any outstanding award; (2) any award that is settled in cash rather than by issuance of shares; (3) shares surrendered or tendered in payment of the option price or purchase price of an award or any taxes required to be withheld in respect of an award; or (4) awards granted in assumption of or in substitution for awards previously granted by an acquired company.

Limits on Awards to Nonemployee Directors. The maximum number of shares subject to awards under our 2016 Plan granted during any calendar year to any nonemployee member of our Board, taken together with any cash fees paid to the director during the year, may not exceed $500,000 in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes).

Types of Awards. Our 2016 Plan permits the granting of any or all of the following types of awards: stock options; SARs; restricted shares; RSUs; other types of equity or equity-based awards; and performance awards.

No Repricing. Without stockholder approval, our compensation committee is not authorized under our 2016 Plan to (1) lower the exercise or grant price of a stock option or SAR after it is granted, except in connection with certain adjustments to our corporate or capital structure permitted by our 2016 Plan, such as stock splits, (2) take any other action that is treated as a repricing under generally accepted accounting principles or (3) cancel a stock option or SAR at a time when its exercise or grant price exceeds the fair market value of the underlying stock, in exchange for cash, another stock option or SAR, restricted stock, RSU, or other equity award, unless the cancellation and exchange occur in connection with a change in capitalization or other similar change.

Clawback. All awards granted under our 2016 Plan will be subject to all applicable laws regarding the recovery of erroneously awarded compensation, any implementing rules and regulations under such laws, any policies we adopt to implement such requirements, and any other compensation recovery policies we may adopt from time to time.

Transferability. Awards granted under our 2016 Plan are not transferable other than by will or the laws of descent and distribution, except that in certain instances transfers may be made to or for the benefit of designated family members of the participant for no value.

Effect of Change in Control. Under our 2016 Plan, in the event of a change in control, outstanding awards will be treated in accordance with the applicable transaction agreement. If no treatment is provided for in the transaction agreement, each award holder will be entitled to receive the same consideration that stockholders receive in the change in control for each share of stock subject to the award holder’s awards, upon the exercise, payment, or transfer of the awards, but the awards will remain subject to the same terms, conditions, and performance criteria applicable to the awards before the change in control, unless otherwise determined by our compensation committee. In connection with a change in control, outstanding stock options and SARs can be cancelled in exchange for the excess of the per share consideration paid to stockholders in the transaction, minus the applicable exercise price.

Subject to the terms and conditions of the applicable award agreement, awards granted to nonemployee directors will fully vest upon a change in control.

Subject to the terms and conditions of the applicable award agreement, for awards granted to all other service providers, vesting of awards will depend on whether the awards are assumed, converted, or replaced by the resulting entity.

•	For awards that are not assumed, converted, or replaced, the awards will vest fully upon the change in control. For performance awards, the amount vesting will be based on the greater of (1) achievement of all performance goals at the “target” level or (2) the actual level of achievement of performance goals as of our fiscal quarter end preceding the change in control, and will be prorated based on the portion of the performance period that had been completed through the date of the change in control.

•	For awards that are assumed, converted, or replaced by the resulting entity, no automatic vesting will occur upon the change in control. Instead, the awards, as adjusted in connection with the transaction, will continue to vest in accordance with their terms and conditions. In addition, the awards will vest fully if the award recipient has a separation from service within two years after the change in control other than for cause or by the award recipient for good reason. For performance awards, the amount vesting will be based on the greater of (1) achievement of all performance goals at the “target” level or (2) the actual level of achievement of performance goals as of fiscal quarter end preceding the change in control, and will be prorated based on the portion of the performance period that had been completed through the date of the separation from service.

Term, Termination and Amendment of 2016 Plan. Unless earlier terminated by our Board, our 2016 Plan will terminate, and no further awards may be granted, 10 years after the date on which it was initially approved by our stockholders. Our Board may amend, suspend, or terminate our 2016 Plan at any time, except that, if required by applicable law, regulation, or stock exchange rule, stockholder approval will be required for any amendment. The amendment, suspension, or termination of our 2016 Plan or the amendment of an outstanding award generally may not, without a participant’s consent, materially impair the participant’s rights under an outstanding award.

Equity Grants for 2017

During our fiscal year ended December 31, 2017, we granted 4,266,345 shares of restricted common stock and 3,260,000 options to purchase shares of common stock to our employees and directors. Also, during 2017, 1,606,937 stock options and 696,469 shares of restricted stock previously issued and unvested were forfeited or cancelled in connection with the termination of certain employees, the departure of certain directors and/or shares cancelled to cover tax withholding on vested restricted shares. Options issued to employees and directors generally vest in equal installments over specified time periods during the service period or upon achievement of certain performance-based operating thresholds.

Stockholder Feedback and Consideration of 2017 Say-on-Pay Vote

Our compensation committee and Board considered the results of the “say-on-pay” vote at our annual meeting of stockholders held on July 13, 2017, where the compensation of our NEOs was approved by over 99% of the stockholders that voted on the matter (not including broker non-votes). Our compensation committee believes that this stockholder vote indicates strong support for our executive compensation program and considered the strong stockholder support in determining our 2017 compensation practices. Our Board encourages stockholders to contact the Board and share any concerns about our executive compensation program, but given the strong level of stockholder support for our executive compensation program in 2017, the compensation committee did not engage in any formal outreach program to stockholders on executive compensation matters in 2017. We will hold an advisory vote on executive compensation every year until the next required advisory vote with respect to the frequency of advisory votes on executive compensation, which will occur at our annual meeting of stockholders in 2018. We are and will remain committed to being responsive to stockholder feedback, and the results of our annual “say on pay” votes inform the compensation committee’s discussions about the executive pay program.

Deductibility

Code Section 162(m) limits the deductibility of compensation in excess of $1,000,000 paid to any one NEO in any calendar year. Under the tax rules in effect before 2018, compensation that qualified as “performance-based” under Section 162(m) was deductible without regard to this $1 million limit. However, the Tax Cuts and Jobs Act, which was signed into law December 22, 2017, eliminated this performance-based compensation exception effective January 1, 2018, subject to a special rule that “grandfathers” certain awards and arrangements that were in effect on or before November 2, 2017. As a result, compensation that our compensation committee structured in 2017 and prior years with the intent of qualifying as performance-based compensation under Section 162(m) that is paid on or after January 1, 2018 may not be fully deductible, depending on the application of the special grandfather rules. Moreover, from and after January 1, 2018, compensation awarded in excess of $1,000,000 to our NEOs generally will not be deductible. While the Tax Cuts and Jobs Act will limit the deductibility of compensation paid to our NEOs, our compensation committee will—consistent with its past practice—continue to retain flexibility to design compensation programs that are in the best long-term interests of the Company and our stockholders, with deductibility of compensation being one of a variety of considerations taken into account.

Risks Relating to our Compensation Policies and Practices

We have undertaken an analysis of our compensation policies and practices to assess whether risks arising from such policies and practices are reasonably likely to have a material adverse effect on our Company. The analysis was performed by our management with oversight by our compensation committee. We analyzed risks relating to the different components of our compensation structure, to the time horizons of our compensation components, to the goals and objectives used to determine performance-based compensation, and to any contractual obligations by us to accelerate the payment of compensation. Based on that analysis, we have concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

During 2017, none of the members of our compensation committee was an officer or employee of the Company or any of our subsidiaries. In addition, during the last fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any entity in which a member of our Board or compensation committee is an executive.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis above with management. Based on their review and discussions with management, the members of our compensation committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee:

Nuno Brandolini

R. Glenn Dawson

Summary Compensation Table

The following table provides information regarding compensation paid to our NEOs for the years ended December 31, 2017, 2016, and 2015 (in each case only for years in which the individual was one of our NEOs).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
James Linville (Chief Executive Officer)	2017	207,576	100,000	847,000	861,250	12,438	2,028,340
Abraham “Avi” Mirman (Former CEO)(6)	2017	323,782	1,932,200	2,804,313	─	1,269,608	6,329,903
	2016	350,000	175,000	─	4,295,894	22,484	4,843,378
	2015	325,466	100,000	90,000	1,397,721	31,504	1,944,691
Joseph C. Daches (Chief Financial Officer)	2017	383,333	1,248,900	3,001,100	─	25,788	4,659,121
Kevin Nanke (Former CFO)(7)	2017	17,804	─	─	─	776,179	793,983
	2016	257,500	225,000	─	815,216	32,373	1,330,089
	2015	200,000	200,000	99,000	608,291	24,634	1,131,925
Brennan Short (Former COO) (8)	2017	345,128	637,500	2,326,250	1,880,000	23,638	5,212,516
Ronald D. Ormand (Executive Chairman) (9)	2017	379,167	625,000	2,500,000	─	25,788	3,529,955
	2016	150,000	─	1,875,000	533,092	69,502	2,627,594
Ariella Fuchs (Former EVP, General Counsel, & Secretary) (10)	2017	300,000	1,148,500	1,500,000	─	17,687	2,966,187
	2016	240,000	112,500	─	1,288,768	8,417	1,649,685
	2015	182,083	─	48,000	234,887	10,538	475,508

(1)	The base salary amounts in this column represent actual base compensation paid or earned through the end of the applicable year.
(2)	The amounts in this column include annual bonuses paid for the applicable year. See Employment Agreements in the Compensation Discussion and Analysis above for more information on individual bonuses paid for 2017.
(3)	The amounts in this column represent the aggregate grant date fair value of stock awards granted during the applicable year. The grant date fair values for restricted stock awards were computed in accordance with FASB ASC Topic 718. The amounts reported in this column reflect the accounting cost for the stock awards and do not necessarily correspond to the actual economic value that may be received for the stock awards. The amounts in this column for 2017 are detailed below under Grants of Plan-Based Awards.
(4)

The amounts in this column represent the grant date fair value of stock options granted in the applicable year computed in accordance with FASB ASC Topic 718. The amounts reported in this column reflect the accounting cost for the options and do not correspond to the actual economic value that may be received for the options. The assumptions used to calculate the fair value of options are set forth in the notes to our consolidated financial statements included elsewhere in this Annual Report. The amounts in this column for 2017 are detailed below under Grants of Plan-Based Awards.

(5)	The amounts in this column for 2017 consist of the following:

Name	Reimbursement of Health Insurance Premiums ($)	Company Contribution to 401(k) Plan ($)	Severance Benefits ($)	Total ($)
James Linville	12,438	-	-	12,438
Avi Mirman	25,788	-	1,243,820	1,269,608
Joseph Daches	25,788	-	-	25,788
Kevin Nanke	-	-	776,179	776,179
Brennan Short	23,638	-	-	23,638
Ronald Ormand	25,788	-	-	25,788
Ariella Fuchs	17,687	-	-	17,687

(6)	Effective August 4, 2017, Mr. Mirman resigned as our CEO, and as a member of our Board. See Employment Agreements in the Compensation Discussion and Analysis above for more information regarding Mr. Mirman’s resignation.
(7)

Effective February 13, 2017, we entered into a separation agreement with Mr. Nanke in connection with his termination from our Company. See Employment Agreements in the Compensation Discussion and Analysis above for more information regarding Mr. Nanke’s separation.

(8)	On March 6, 2018, Brennan Short ceased serving as the Chief Operating Officer of the Company.

(9)	Effective July 11, 2016, Mr. Ormand began to serve as Executive Chairman of our Board, which is an officer position. Prior to July 11, 2016, Mr. Ormand was a nonemployee director of our Board and his compensation from January 1 to July 10, 2016 is reflected under All Other Compensation for 2016.

(10)	On February 16, 2018, Ariella Fuchs ceased serving as the Executive Vice President, General Counsel, and Secretary of the Company.

Grants of Plan-Based Awards

The following table provides information regarding awards granted to our NEOs under our 2016 Plan during 2017.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
James Linville	6/26/2017	─	─	─	─	325,000	4.84	861,250
	6/26/2017	─	─	─	175,000	─	─	847,000
Avi Mirman	5/5/2017	─	─	─	280,000	─	─	1,192,800
	6/16/2017	─	─	─	389,657	750,000	5.31	6,051,579
Joseph Daches	5/5/2017	─	─	─	235,000	─	─	1,001,100
	10/5/2017	─	─	─	400,000	─	─	2,000,000
Kevin Nanke	─	─	─	─	─	─	─	─
Brennan Short	1/27/2017	─	─	─	─	250,000	4.35	1,087,500
	1/27/2017	─	─	─	75,000	─	4.35	326,250
	5/2/2017	─	─	─	─	250,000	4.48	1,120,000
	5/2/2017	─	─	250,000	─	─	4.48	1,120,000
	10/5/2017	─	─	─	400,000	─	5.00	2,000,000
Ronald Ormand	10/5/2017	─	─	─	500,000	─	5.00	2,500,000
Ariella Fuchs	5/5/2017	─	─	─	150,000	─	4.26	639,000
	10/5/2017	─	─	─	300,000	─	─	1,500,000

(1)

For the stock options granted to Mr. Short on May 2, 2017, 250,000 vested immediately and the remainder were scheduled to vest upon the achievement of specified performance goals (50,000 options were scheduled to vest per completion of each well under our Company’s authorization for expenditures budget, until all of the options are vested or forfeited). All such unvested options have been relinquished in connection with Mr. Short’s separation of employment with the Company in March 2018.

(2)	This column shows the number of RSAs granted in 2017 to our NEOs under our 2016 Plan.

-For the RSAs granted to Mr. Linville on June 26, 2017, 34% vested and settled immediately and the remainder will vest and settle in two equal installments, subject to continued services, on the first two anniversaries of the grant date.

-For the RSAs granted to Mr. Mirman, Mr. Daches, and Ms. Fuchs on May 5, 2017, 100% vested and settled immediately.

-For the RSAs granted to Mr. Mirman on June 16, 2017, 66% vested and settled immediately and the remainder vested and settled on August 12, 2017 on an accelerated basis under the terms of the Mirman Agreement.

-For the RSAs granted to Mr. Daches, Mr. Short, Mr. Ormand, and Ms. Fuchs on October 5, 2017, 34% vested and settled immediately and the remainder will vest and settle in two equal installments, subject to acceleration provisions and continued services, on the first two anniversaries of the grant date. The unvested RSAs granted to Ms. Fuchs vested and settled in connection with her separation of employment with the Company in February 2018.

-For the RSAs granted to Mr. Short on January 27, 2017, 34% vested and settled immediately and the remainder were scheduled to vest and settle in two equal installments, subject to acceleration provisions and continued services, on the first two anniversaries of the grant date. The unvested RSAs granted to Mr. Short were relinquished in connection with the separation of his employment with the Company in March 2018.

(3)	This column shows the number of stock options granted in 2017 to our NEOs under our 2016 Plan.

-For the stock options granted to Mr. Linville on June 26, 2017, 34% vested immediately and the remainder will vest in two equal installments, subject to continued services, on the first two anniversaries of the grant date.

-All of Mr. Mirman’s stock options vested August 12, 2017 upon his separation under the terms of the Mirman Agreement.

-For the stock options granted to Mr. Short on January 27, 2017, 34% vested immediately and the remainder were scheduled to vest in two equal installments, subject to acceleration provisions and continued services, on the first two anniversaries of the grant date. The unvested stock options granted to Mr. Short were relinquished in connection with the separation of his employment with the Company in March 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards held by our NEOs as of December 31, 2017.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(1)
James Linville	110,500	214,500	(2)	─		4.84	6/26/2027	115,500	(3)	590,205
Avi Mirman(4)	1,000,000	─		─		1.34	6/24/2026	─		─
	750,000	─		─		5.31	6/16/2027	─		─
Joseph Daches	502,500	247,500	(5)	─		2.98	12/15/2026	264,000	(6)	1,349,040
Kevin Nanke(7)	625,000	─		─		1.34	6/24/2026	─		─
Brennan Short	85,000	165,000	(8)	─		4.35	1/27/2027	313,500	(10)	1,601,985
	250,000	─		250,000	(9)	4.48	5/2/2027	─		─
Ronald Ormand	31,667	─		─		16.50	4/20/2025	742,500	(11)	3,794,175
	167,500	82,500	(5)	─		2.98	12/15/2026	─		─
Ariella Fuchs	251,250	123,750	(12)	─		1.34	6/24/2026	198,000	(6)	1,011,780
	251,250	123,750	(5)	─		2.98	12/15/2026	─		─

Vesting of options and stock awards reflected in this table is subject to continuous service with our Company, except that unvested awards may vest upon termination by us without cause, termination by the officer for good reason, or termination due to the officer’s disability or death (in each case as set forth in the applicable award agreement or employment agreement).

(1)	The market value of the stock awards is based on the closing price per share of our common stock on the NYSE on December 31, 2017, which was $5.11.
(2)	Options vest in equal installments on each of June 26, 2018 and 2019, subject to continued service.

(3)	Restricted stock vests on June 26, 2018 and 2019 in equal installments, subject to continued service.
(4)	For Mr. Mirman, effective August 12, 2017, all unvested options and restricted stock accelerated under the Mirman Agreement.
(5)

Options vest on December 15, 2018, subject to acceleration provisions and continued service. The unvested options granted to Ms. Fuchs were subject to accelerated vesting in connection with her separation from the Company in February 2018.

(6)

Restricted stock vests on October 5, 2018 and 2019 in equal installments, subject to acceleration provisions and continued service. The unvested restricted stock granted to Ms. Fuchs was subject to accelerated vesting in connection with her separation from the Company in February 2018.

(7)	For Mr. Nanke, effective February 13, 2017, all unvested options and restricted stock accelerated under the Nanke Agreement.
(8)

Options vest in equal installments on January 27, 2018 and 2019, subject to acceleration provisions and continued service. The unvested options granted to Mr. Short were relinquished in connection with his separation of employment with the Company in March 2018.

(9)	Options vest upon the achievement of specified performance goals (50,000 options will vest per completion of each well under our Company’s authorization for expenditures budget, until all options are vested or forfeited). The unvested options granted to Mr. Short were relinquished in connection with his separation of employment with the Company in March 2018.
(10)

49,500 shares of restricted stock vest in equal installments on January 27, 2018 and 2019, subject to acceleration provisions and continued service. 264,000 shares of restricted stock vest on October 5, 2018 and 2019 in equal installments, subject to acceleration provisions and continued service. The unvested shares of restricted stock granted to Mr. Short were relinquished in connection with his separation of employment with the Company in March 2018.

(11)	412,500 shares of restricted stock vest in equal installments on June 24, 2018, subject to acceleration provisions and continued service. 330,000 shares of restricted stock vest on October 5, 2018 and 2019 in equal installments, subject to acceleration provisions and continued service.

(12)

Options vest on June 24, 2018, subject to acceleration provisions and continued service. The unvested options granted to Ms. Fuchs were subject to accelerated vesting in connection with her separation from the Company in February 2018.

Option Exercises and Stock Vested

The following table provides information regarding the exercise of stock options by our NEOs and the vesting of restricted stock during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James Linville	-	-	59,500	287,980
Avi Mirman	-	-	669,657	3,261,879
Joseph Daches	-	-	371,000	1,681,100
Kevin Nanke	-	-	-	-
Brennan Short	-	-	161,500	764,150
Ronald Ormand	-	-	170,000	850,000
Ariella Fuchs	-	-	252,000	1,149,000

Pension Benefits

We do not maintain any plans that provide for payments or other benefits at, following, or in connection with retirement, of the sort that would otherwise require us to include a Pension Benefits table as contemplated by SEC rules.

Nonqualified Deferred Compensation

We do not maintain any defined contribution or other plans that provide for the deferral of compensation on a basis that is not tax-qualified, of the sort that would otherwise require us to include a Nonqualified Deferred Compensation table as contemplated by SEC rules.

Potential Payments Upon Termination or Change-In-Control

The following table provides information regarding the payments and benefits to which each of our NEOs would be entitled to in the event of termination of such executive’s employment with our Company and in the event of a change in control of our Company. Except as otherwise noted, the amounts shown (1) are estimates only and (2) assume that the applicable termination of employment was effective, or that the change in control occurred, as of December 31, 2017.

For further information regarding the agreements that provide for payment(s) to our NEOs at, following, or in connection with any service termination, or a change in control of the Company, see Employment Agreements in the Compensation Discussion and Analysis section above.

Name	Cash ($)		Equity ($)(1)	Perquisites/Benefits ($)		Total ($)
James Linville
Death	400,000		677,955	─		1,077,955
Disability	─		677,955	11,400	(2)	689,355
By Lilis without Cause or by NEO for Good Reason (No CIC)	600,000	(3)	677,955	22,800	(4)	1,300,755
CIC with Involuntary Termination	1,000,000	(5)	677,955	45,600	(6)	1,723,555
Avi Mirman(7)
Joseph Daches
Death	400,000		2,946,540	─		3,346,540
Disability	─		2,946,540	11,400	(2)	2,957,940
By Lilis without Cause or by NEO for Good Reason	400,000	(8)	2,946,540	22,800	(4)	3,369,340
CIC with Involuntary Termination	800,000	(9)	2,946,540	45,600	(6)	3,792,140
Kevin Nanke(10)
Ariella Fuchs (11)
Brennan Short (12)
Ronald Ormand
Death	500,000		3,675,082	─		4,465,988
Disability	─		3,675,082	11,400	(2)	3,977,388
By Lilis without Cause or by NEO for Good Reason	500,000	(8)	3,675,082	22,800	(4)	4.488,788
CIC with Involuntary Termination	1,000,000	(9)	3,670,082	45,600	(6)	5,011,588

(1)	Represents the value of accelerated vesting of option awards and stock awards. Amounts reflected assume that all applicable performance targets for any performance-vesting awards are achieved.
(2)	Reflects an amount equal to 6 months of COBRA premiums.
(3)	Represents a lump sum severance payment equal to 12 months of base salary plus acceleration of a $200,000 sign-on retention bonus.
(4)	Reflects an amount equal to 12 months of COBRA premiums.
(5)	Represents a lump sum severance payment equal to 24 months of base salary plus acceleration of a $200,000 sign-on retention bonus.
(6)	Reflects an amount equal to 24 months of COBRA premiums.
(7)	Pursuant to his resignation on August 3, 2017, we entered into a separation and consulting agreement with Mr. Mirman. Under the terms of the agreement, Mr. Mirman was provided with (1) a lump sum cash payment of $1,000,000; (2) premium payments for continuing COBRA coverage for 18 months with a value of approximately $34,000; and (3) reimbursement of reasonable attorneys’ fees incurred in connection with his separation with a value of approximately $156,000. In addition, all of Mr. Mirman’s unvested options and restricted stock accelerated pursuant to the terms of his separation and consulting agreement, valued at approximately $4.4 million.
(8)	Represents a lump sum severance payment equal to 12 months of base salary.
(9)	Represents a lump sum severance payment equal to 24 months of base salary.
(10)	Pursuant to his termination on February 13, 2017, we entered into a separation agreement with Mr. Nanke. Under the terms of the agreement, he was provided with (1) a lump sum severance payment equal to 24 months of his base salary ($275,000); (2) a lump sum payment equal to 24 months of COBRA payments ($51,000); and (3) a lump sum payment bonus payment of $175,000. Mr. Nanke also held 418,750 unexercised stock option grants with an exercise price of $1.34, which vested at the time of his separation.

(11)	In connection with her separation from the Company in February 2018, we entered into an agreement with Ms. Fuchs pursuant to which she will receive severance and other consideration pursuant to the terms of her employment agreement and stock award agreements plus additional nominal consideration.

(12)

In connection with his separation of employment with the Company in March 2018, in accordance with the terms of his employment agreement and stock award agreements, Mr. Short did not receive severance or other consideration.

DIRECTOR COMPENSATION

The following table shows the total compensation for our nonemployee directors for their service to our Board during 2017. All references to “directors” in this Director Compensation section are to nonemployee members of our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
G. Tyler Runnels(2)	19,076	─	─	─	19,076
Nuno Brandolini(3)	60,000	171,825	─	─	231,825
General Merrill McPeak(4)	85,000	171,825	─	─	256,825
R. Glenn Dawson(5)	85,000	415,000		─	500,000
Peter Benz(6)	85,000	171,825		─	256,825
Mark Christensen(7)	19,076	─	─	─	19,076

(1)

Represents restricted stock awards. Awards in this column are reported at grant date fair value in accordance with FASB ASC Topic 718. The amounts reported reflect the accounting cost for the awards and do not correspond to the actual economic value that may be received for the awards. On January 31, 2017, Mr. Brandolini, General McPeak, and Mr. Benz were each granted 15,000 shares of restricted stock and Mr. Dawson was granted 103,750 shares of restricted stock. These awards all vested in full immediately. On October 17, 2017, Mr. Brandolini, General McPeak, and Mr. Benz were each granted 22,500 shares of restricted stock, which all vested in full immediately.

(2)	Mr. Runnels was appointed to our Board on September 6, 2017.
(3)	Mr. Brandolini was appointed to our Board on February 13, 2014.
(4)	General McPeak was appointed to our Board on January 29, 2015.
(5)	Mr. Dawson was appointed to our Board on January 13, 2016.
(6)	Mr. Benz was appointed to our Board on June 23, 2016.
(7)	Mr. Christensen was appointed to our Board on September 6, 2017.

Nonemployee Director Compensation Program. Our nonemployee Board members are paid a base annual cash retainer that is intended to compensate the directors for (1) attendance at all meetings to which the director has been assigned; (2) voluntary attendance at meetings to which the director has not been assigned; (3) time spent by the director to continue to improve industry knowledge and Board skills; and (4) ad hoc discussions and telephone calls by the director—these include discussions and calls that do not have a formal agenda noticed in accordance with the Company’s Bylaws and for which minutes are not kept.

Our compensation committee administers our director compensation program. In addition to the services Longnecker provided to the compensation committee on executive compensation, Longnecker reviewed market data from the Company’s compensation peer group for director compensation, including annual cash retainers, meeting fees and/or equity retainers. The peer group consisted of the same companies utilized to evaluate executive compensation. Longnecker developed recommendations for the compensation committee to consider that were designed to align the Company near the 50th percentile of the peer group.

Annual Cash Retainers. Directors will be paid an additional annual retainer for holding the position of Board Chairperson (in the case of a non-executive chairperson), Board Committee Chairperson, or Board Committee Member. The base annual cash retainer and committee member annual cash retainers are as follows:

Retainer Type	Annual Retainer Amount
Director	$60,000
Board Chair (non-executive)	$50,000
Audit Committee Chair	$25,000
Audit Committee Member	$12,500
Reserves Committee Chair	$240,000	(1)
Compensation Committee Chair	$25,000
Compensation Committee Member	$10,000
Nominating and Corporate Governance Chair	$10,000
Nominating and Corporate Governance Committee Member	$7,500

(1)	The current annual retainer amount paid to the Reserves Committee Chair is in consideration for additional technical responsibilities currently being performed by such Chair at the request of the Board and is subject to monthly review and termination or reduction by the Board in the event that it determines that the performance by such Chair of such responsibilities is no longer advisable and in the best interests of the Company.

All cash retainers will be paid in quarterly installments, in the first week of each calendar quarter. All annual cash retainers may be prorated based on active status of the director.

Initial Restricted Stock Grant. Each new director will receive an initial grant of 10,000 restricted shares of common stock, which will be granted on the first Annual Equity Date (as defined below) for which the director serves on our Board and will vest in the following increments on the specified dates, so long as the director remains a member of our Board through the vesting date:

•	3,334 shares on the first anniversary of the director’s first Annual Equity Date;

•	3,333 shares on the second anniversary of the director’s first Annual Equity Date; and
•	3,333 shares on the third anniversary of the director’s first Annual Equity Date.

Initial Option Award Grant. Each new director will receive an initial grant of 45,000 options to purchase shares of common stock, which will be granted on the first Annual Equity Date for which the director serves on our Board and will vest in the following increments on the specified dates, so long as the director remains a member of our Board through the vesting date:

•	25,000 options on the date of the grant;
•	6,667 options on the first anniversary of the director’s first Annual Equity Date;
•	6,667 options on the second anniversary of the director’s first Annual Equity Date; and
•	6,666 options on the third anniversary of the director’s first Annual Equity Date.

Annual Equity Grants. The “Annual Equity Date” will be the first business day on or after January 31 of each year. On each Annual Equity Date, so long as the director remains a member of our Board on such date, the Company will issue to the director a number of fully vested shares of common stock equal to $150,000 (or, in the event the director has not served a full calendar year by that date, a prorated amount) divided by the most recent per share closing price of the common stock.

Company Equity Compensation Plans. All director equity awards will be granted under, and subject to the terms and conditions of, the Company’s equity compensation plan in effect at the time the award is granted.

Change in Control. In the event of a change in control (as defined in the Company’s equity compensation plan then in effect), the Board will consider awards to directors for their service from the most recent Annual Equity Date through the change in control, in order to compensate the directors for the missed opportunity to receive an award on the next scheduled Annual Equity Date.

Additional Payments. Any additional cash or equity retainer may be granted by our Board based on active status of assignments of the director.

Annual Limits on Awards to Nonemployee Directors. The maximum number of shares subject to Company equity compensation plan awards granted during any calendar year to any director, taken together with any cash fees paid to the director during the year, may not exceed $500,000 in total value (calculating the value of any Company equity compensation plan awards based on the grant date fair value of such awards for financial reporting purposes).

CEO PAY RATIO

As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of James Linville, our CEO on December 31, 2017. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2017, the median of the annual total compensation of all our employees (other than our CEO) was $0.5 million (inclusive of stock based compensation); and the annual total compensation of our CEO, as reported in the Summary Compensation Table included above (adjusted as noted below), and then annualized for purposes of this pay ratio disclosure, was $2.2 million. Based on this information, for 2017 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees was 4 to 1.

We took the following steps to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO.

1.	We determined that, as of December 31, 2017, our employee population consisted of approximately 27 individuals. This population consisted of our full-time, part-time, and temporary employees employed with us as of the determination date.
2.	To identify the “median employee” from our employee population, we used the amount of “gross wages” for the identified employees as reflected in our payroll records for 2017. For gross wages, we generally used the total amount of compensation the employees were paid before any taxes, deductions, insurance premiums, and other payroll withholding. We did not use any statistical sampling techniques.
3.	For the annual total compensation of our median employee, we identified and calculated the elements of that employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x).
4.	For the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table, adjusted as follows.
a)	As noted elsewhere above, Mr. Linville began serving as our CEO effective August 4, 2017, upon the resignation of Abraham “Avi” Mirman, our former CEO. We identified Mr. Linville as our CEO for this pay ratio disclosure because he was serving in that position on December 31, 2017, the date that we selected to identify our median employee.
b)	As Mr. Linville served as our CEO for only a portion of 2017, in accordance with applicable SEC rules, we annualized the amount reported in the Summary Compensation Table above. This resulted in annual total compensation for purposes of determining the ratio in the amount of $2.2 million, which exceeds the amount reported for Mr. Linville in the Summary Compensation Table by $0.2 million.
c)	To maintain consistency between the annual total compensation of our CEO and the median employee, we also added the estimated value of our CEO’s health care benefits on an annualized basis (estimated for our CEO and our CEO’s eligible dependents at $0.02 million) to the amount reported in the Summary Compensation Table, as annualized as described in b) immediately above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2017 regarding the number of shares of our common stock that may be issued under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	7,301,899	$3.74	607,186
Equity compensation plans not approved by security holders	─	─	─
Total	7,301,899	$3.74	607,186

(1)	Includes stock options and RSUs outstanding under our 2016 Plan and our 2012 EIP as of December 31, 2017. Does not include shares of restricted stock issued pursuant to our 2016 Plan or our 2012 EIP.

(2)	Represents the weighted average exercise price of outstanding options issued pursuant to our 2016 Plan and our 2012 EIP as of December 31, 2017. Does not take into account outstanding RSUs.

Other Equity Compensation

We have entered into various services agreements for which compensation has been paid with equity securities, including (i) a consulting agreement with Bristol pursuant to which we issued to Bristol a five year warrant to purchase up to 641,026 shares of common stock at an exercise price of $3.12 per share (or, in the alternative, 641,026 options, but in no case both), (ii) consulting agreements with Market Development Consulting Group, Inc. pursuant to which we issued five year warrants to purchase up to an aggregate of 500,000 shares of common stock ,with an exercise price of $2.33 for the warrant to purchase 250,000 shares of common stock and an exercise price of $2.00 for the warrant to purchase 250,000 shares of common stock; (iii) an investment banking agreement with TRW pursuant to which we issued 900,000 warrants at an exercise price of $4.25 per share; and (iv) various agreements pursuant to which issued an aggregate amount of 150,000 and 300,000 five year warrants to purchase shares of common stock at an exercise price of $2.50 and $2.00, respectively. With respect to the warrants awarded to Bristol, we recorded the warrants as a derivative due to the price reset provision encompassed in the warrants.

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

Please see “Item 11 – Equity Compensation Plan Information” above.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 5, 2018, by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock.

This table is based upon the total number of shares outstanding as of March 5, 2018 of 53,496,205. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 5, 2018 are deemed outstanding by such person or group, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. All share amounts that appear in this report have been adjusted to reflect a 1-for-10 reverse stock split of our outstanding common stock effected on June 23, 2016. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Lilis Energy, Inc., 300 E. Sonterra Blvd. Ste. 1220, San Antonio, Texas 78258.

	Series C Preferred Stock		Common Stock
Name and Address of Beneficial Owner	Shared Beneficially Owned	% of Class	Lilis common stock Held Directly		Lilis common stock Acquirable Within 60 Days(1)		Total Beneficially Owned(1)	Percent of Class Beneficially Owned(1)

Directors and Named Executive Officers
Ronald D. Ormand, Executive Chairman of the Board	—	—	4,002,253	(2)	199,167	(3)	4,201,420	7.8	%(4)
James Linville, Chief Executive Officer	—	—	159,352		110,500	(5)	269,852	*
Joseph Daches, Chief Financial Officer	—	—	578,676		502,500	(6)	1,081,176	2.0%
Peter Benz, Director	—	—	132,384		31,667	(7)	164,051	*
Nuno Brandolini, Director	—	—	499,445		119,575	(8)	619,020	1.2%
R. Glenn Dawson, Director	—	—	650,578		183,335	(9)	833,913	1.6%
General Merrill McPeak, Director	—	—	466,922		150,157	(10)	617,109	1.2%
G. Tyler Runnels, Director	—	—	2,121,790	(11)	128,325	(12)	2,250,115	4.2%
Mark Christensen, Director			1,215,843	(13)	1,043,052	(14)	2,258,895	4.1%
Markus Specks, Director	—	—	—		—		—	*
John Johanning, Director	—	—	—		—		—	*
Directors and Officers as a Group (12 persons)	—	—	10,188,207		2,702,308	(15)	12,890,335	22.9	%(16)

5% Stockholders
Abraham Mirman (Former Chief Executive Officer and Former Director) 20 Broad Hollow Road, Suite 3011B Melville, NY 11747	—	—	2,384,522	(17)	1,810,000	(18)	4,194,522	7.6%
Bryan Ezralow, 23622 Calabasas Road, Suite 200, Calabasas, CA 913012	—	—	3,486,676	(19)	272,731	(20)	3,759,407	7.0%
Marc Ezralow, 23622 Calabasas Road, Suite 200, Calabasas, CA 913012	—	—	2,783,559	(21)	220,783	(22)	3,004,342	5.6%
J. Steven Emerson, 1522 Ensley Avenue, Los Angeles, CA 90024	—	—	4,064,074	(23)	324,678	(24)	4,388,752	8.2%
Rosseau Asset Management Ltd. 181 Bay Street, Suite 2920, Box 736 Toronto, Ontario M5J 2T3	—	—	2,712,334	(25)	—	(26)	2,712,334	5.1%
Investor Company 5J5505D Vertex One Asset Management 1021 West Hastings Street, Suite 3200 Vancouver, BC V6E 0C3	—	—	7,189,480	(27)	—		7,189,480	13.4%
Vӓrde Partners, Inc. 901 Marquette Avenue South Suite 330, Minneapolis, MN 55402	100,000	100%	—		43,592,196	(28)	43,592,196	44.9%

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)	Excluding the outstanding warrants issued in connection with our March 2017 Private Placement, the terms of the Company’s outstanding warrants, (the “Blocker Securities”) contain a provision prohibiting the conversion of the exercise of warrants into common stock of the Company if, upon exercise, as applicable, the holder thereof would beneficially own more than a certain percentage of the Company’s then outstanding common stock (the “Blocker Limitation”). This percentage limitation is 4.99%. Accordingly, the share numbers in the above table represent ownership after giving effect to the beneficial ownership limitations described in this footnote. However, the foregoing restrictions do not prevent such holder from exercising, as applicable, some of its holdings, selling those shares, and then exercising, as applicable, more of its holdings, while still staying below the percentage limitation. As a result, the holder could sell more than any applicable ownership limitation while never actually holding more shares than the applicable limitations allow. Thus, while the ownership percentages are also given with regard to this beneficial ownership limitation, specific footnotes indicate what the ownership would be as of August 24, 2017, without giving effect to limitation

(2)	Consists of: (i) 1,583,555 shares of common stock held directly by Mr. Ormand; (ii) 2,378,698 shares of common stock held by Perugia Investments L.P. (“Perugia”); and (iii) 40,000 shares of common stock held by The Bruin Trust, an irrevocable trust managed by Jerry Ormand, Mr. Ormand’s brother, as trustee and whose beneficiaries include the adult children of Mr. Ormand. Mr. Ormand is the manager of Perugia and has sole voting and dispositive power over the securities held by Perugia.

(3)	Represents shares of common stock subject to options exercisable within 60 days.

In addition, Mr. Ormand beneficially owns an aggregate of 993,102 additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, Mr. Ormand’s percentage ownership is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of the following: (i) 533,102 shares of common stock issuable upon exercise of warrants held by Perugia; and (ii) 460,000 shares of common stock issuable upon exercise of warrants held by The Bruin Trust.

(4)	Including the Blocker Securities, and ignoring the Blocker Limitation, Mr. Ormand beneficially owns a total of 5,194,522 shares of common stock, which represents 9.5% of our currently issued and outstanding common stock.

(5)	Represents shares of common stock subject to options exercisable within 60 days.

(6)	Represents shares of common stock subject to options exercisable within 60 days.

(7)	Represents shares of common stock subject to options exercisable within 60 days.

(8)	Represents shares of common stock subject to options exercisable within 60 days.

(9)	Represents shares of common stock subject to options exercisable within 60 days.

(10)	Represents shares of common stock subject to options exercisable within 60 days.

(11)	Consists of: (i) 71,744 shares of common stock held directly by Mr. Runnels; (ii) 267,436 shares of common stock held by T.R. Winston & Company, LLC (“TRW”); (iii) 534,899 shares of common stock held by TRW Capital Growth Fund, LP; (iv) 1,218,005 shares of common stock held by Runnels Family Trust DTD 1-11-2000 (“Runnels Family Trust”), for which Mr. Runnels acts as trustee with Jasmine N. Runnels, who share voting and dispositive power; (v) 29,300 shares of common stock held by High Tide, LLC (“High Tide”); (vi) 402 shares of common stock held by Pangaea Partners, LLC; and (vii) 3 shares of common stock held by SEP IRA Pershing LLC Custodian (“SEP IRA”). Mr. Runnels is the natural person with ultimate voting and dispositive power over the securities held by TRW, TRW Capital Grown Fund, LP, High Tide, Pangaea Partners, LLC and SEP IRA.

(12)	Represents shares of common stock subject to options and warrants exercisable within 60 days.

In addition, Mr. Runnels beneficially owns an aggregate of 1,011,406 additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, Mr. Runnels’ percentage ownership is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of the following: (i) 636,046 shares of common stock issuable upon exercise of warrants held by TRW; and (ii) 375,360 shares of common stock issuable upon exercise of warrants held by Runnels Family Trust.

(13)	Consists of: (i) 23,954 shares of common stock held directly by Mr. Christensen; (ii) 1,103,362 shares of common stock held by Trace Capital Inc. (“Trace”), for which Mr. Christensen’s wife is the natural person with ultimate voting and dispositive power; and (ii) 88,527 shares of common stock held by GM&P Holding Corp., for which Mr. Christensen is the natural person with ultimate voting and dispositive power.

(14)	Represents shares of common stock subject to options and warrants exercisable within 60 days.

(15)	As indicated in the above footnotes, this amount excludes an aggregate of 2,004,508 additional shares of common stock acquirable within 60 days, which are subject to Blocker Limitations.

(16)	Including the Blocker Securities, and ignoring the Blocker Limitation, the directors and officers as a group beneficially own a total of 14,894,843 shares of common stock, which represents 25.6% of our currently issued and outstanding common stock.

(17)	Consists of: (i) 1,203,087 shares of common stock held by The Bralina Group, LLC; and (ii) 1,181,435 shares of common stock held directly by Mr. Mirman. Mr. Mirman has shared voting and dispositive power over the securities held by The Bralina Group, LLC with Susan Mirman.

(18)	Represents shares of common stock subject to options exercisable within 60 days.

In addition, Mr. Mirman beneficially owns an aggregate of 850,641 additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, Mr. Mirman’s percentage ownership is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of the following: (i) 545,454 shares of common stock issuable upon exercise of warrants held by the Bralina Group, LLC and (ii) 305,187 shares of common stock issuable upon exercise of warrants held directly by Mr. Mirman.

(19)	Based solely on a Schedule 13G filed by Bryan Ezralow on February 13, 2018. Collectively, the shares of common stock reported herein in which Bryan Ezralow has shared voting and dispositive power over such shares is an aggregate of 2,092,723 shares. Such shares are held directly by (a) the Ezralow Family Trust u/t/d 12/9/1980 (the “Family Trust”) in the amount of 94,106 shares, where Bryan Ezralow as a co-trustee of the Family Trust shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; (b) the Ezralow Marital Trust u/t/d 1/12/2002 (the “Marital Trust”) in the amount of 101,571 shares, where Bryan Ezralow as a co-trustee of the Marital Trust shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; (c) Elevado Investment Company, LLC, a Delaware limited liability company (“Elevado Investment”), in the amount of 416,252 shares, where Bryan Ezralow as a co-trustee and manager, respectively, of the two trusts and limited liability company that comprise the managing members of Elevado Investment, shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; (d) EMSE LLC (“EMSE”), a Delaware limited liability company, in the amount of 495,674 shares, where Bryan Ezralow, as a manager of EMSE, shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; (e) EZ Colony Partners, LLC, a Delaware limited liability company (“EZ Colony”), in the amount of 985,117 shares, where Bryan Ezralow as the sole trustee of one of the trusts that is a manager of EZ Colony, shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; and (f) EZ MM&B Holdings, LLC, a Delaware limited liability company (“EZ MM&B”), in the amount of 3 shares, where Bryan Ezralow as the sole trustee of one of the trusts that is a manager of EZ MM&B, and as a co-trustee and manager, respectively, of the two trusts and limited liability company that comprise the managing members of one of the other managers of EZ MM&B, shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares.

Collectively, the shares of common stock reported herein in which Bryan Ezralow has sole voting and dispositive power over such shares are 1,393,953 shares. Such shares are held directly by (a) the Bryan Ezralow 1994 Trust u/t/d/12/22/1994, Bryan Ezralow, Trustee (the “Bryan Trust”) in the amount of 1,258,098 shares, where Bryan Ezralow as sole trustee of the Bryan Trust has sole voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; and (b) the Marc Ezralow Irrevocable Trust u/t/d 6/1/2004 (the “Irrevocable Trust”) in the amount of 135,855 shares, where Bryan Ezralow as sole trustee of the Irrevocable Trust has sole voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares.

(20)	Represents shares of common stock subject to warrants exercisable within 60 days.

In addition, Bryan Ezralow beneficially owns an aggregate of 836,712 additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, the percentage ownership by Bryan Ezralow is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of the following: (i) 295,455 shares of common stock issuable upon the exercise of warrants, held by the Bryan Trust; (ii) 43,182 shares of common stock issuable upon the exercise of warrants, held by the Irrevocable Trust; (iii) 125,889 shares of common stock issuable upon the exercise of warrants, held by Elevado; (iv) 266,088 shares of common stock issuable upon the exercise of warrants, held by EZ Colony; (v) 43,912 shares of common stock issuable upon the exercise of warrants, held by the Marital Trust; (vi) 41,285 shares of common stock issuable upon the exercise of warrants, held by the Family Trust; and (vii) 20,899 shares of common stock issuable upon the exercise of warrants, held by EMSE.

(21)	Based solely on a Schedule 13G filed by Marc Ezralow on February 14, 2018. Collectively, the shares of common stock reported herein in which Marc Ezralow has shared voting and dispositive power over such shares are an aggregate of 2,092,723 shares. Such shares are held directly by (a) the Ezralow Family Trust u/t/d 12/9/1980 (the “Family Trust”) in the amount of 94,106 shares, where Marc Ezralow, as a co-trustee of the Family Trust, shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; (b) the Ezralow Marital Trust u/t/d 1/12/2002 (the “Marital Trust”) in the amount of 101,571 shares, where Marc Ezralow, as a co-trustee of the Marital Trust, shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; (c) Elevado Investment Company, LLC, a Delaware limited liability company (“Elevado Investment”), in the amount of 416,252 shares, where Marc Ezralow as a co-trustee and manager, respectively, of the two trusts and limited liability company that comprise the managing members of Elevado Investment, shares voting and dispositive power over such shares, and thus, be deemed to beneficially own such shares; (d) EMSE LLC (“EMSE”), a Delaware limited liability company, in the amount of 495,674 shares, where Marc Ezralow, as a manager of EMSE shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; (e) EZ Colony Partners, LLC, a Delaware limited liability company (“EZ Colony”), in the amount of 985,117 shares, where Marc Ezralow as the sole trustee of one of the trusts that is a manager of EZ Colony, shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; and (f) EZ MM&B Holdings, LLC, a Delaware limited liability company (“EZ MM&B”) in the amount of 3 shares, where Marc Ezralow as the sole trustee of one of the trusts that is a manager of EZ MM&B, and as a co-trustee and manager, respectively, of the two trusts and limited liability company that comprise the managing members of one of the other managers of EZ MM&B, shares voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares.

Collectively, the shares of common stock reported herein in which Marc Ezralow has sole voting and dispositive power over said common stock are 690,836 shares. Such shares are held directly by (a) the Marc Ezralow 1997 Trust u/t/d/11/26/1997, Marc Ezralow, Trustee (the “Marc Trust”) in the amount of 554,981 shares, where Marc Ezralow as sole trustee of the Marc Trust has sole voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares; and (b) the SPA Trust u/t/d 9/13/2004 (the “SPA Trust”), in the amount of 135,855 shares, where Marc Ezralow as sole trustee of the SPA Trust has sole voting and dispositive power over such shares, and thus, may be deemed to beneficially own such shares.

(22)	Represents shares of common stock subject to warrants exercisable within 60 days.

In addition, Marc Ezralow beneficially owns an aggregate of 711,710 additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, the percentage ownership by Marc Ezralow is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of the following: (i) 43,182 shares of common stock issuable upon exercise of warrants, held the SPA Trust; (ii) 170,455 shares of common stock issuable upon exercise of warrants, held by the 1997 Trust; (iii) 125,889 shares of common stock issuable upon the exercise of warrants, held by Elevado; (iv) 266,088 shares of common stock issuable upon the exercise of warrants, held by EZ Colony; (v) 43,912 shares of common stock issuable upon the exercise of warrants, held by the Marital Trust; (vi) 41,285 shares of common stock issuable upon the exercise of warrants, held by the Family Trust; and (vii) 20,899 shares of common stock issuable upon the exercise of warrants, held by EMSE..

(23)	Based on the Schedule 13D filed on May 19, 2017, this consists of: (i) 1,630,652 shares of common stock held by J. Steven Emerson Roth IRA Pershing LLC as Custodian (“Roth IRA Pershing”); (ii) 1,371,067 shares of common stock held by J. Steven Emerson IRA Rollover II Pershing LLC as Custodian (“IRA Rollover II Pershing”); (iii) 430,945 shares of common stock held by Emerson Partners (“Emerson”); (iv) 583,237 shares of common stock held directly by J. Steven Emerson; (v) 48,173 shares of common stock held by the Emerson Family Foundation. J. Steven Emerson is the natural person with ultimate voting or investment control over the shares of common stock held by each of Roth IRA Pershing, IRA Rollover II Pershing, Emerson and the Emerson Family Foundation.

(24)	Represents shares of common stock subject to warrants exercisable within 60 days.

(25)	Based on the Schedule 13G/A filed on February 14, 2018. The natural person with ultimate voting or investment control over the shares of common stock held is Warren Irwin.

(26)	Rosseau Asset Management (“Rosseau”) beneficially owns an aggregate of 1,136,364 additional shares of common stock acquirable within 60 days, each of which is subject to a Blocker Limitation. However, Rosseau’s percentage ownership is currently in excess of such Blocker Limitations, and as a result, such Blocker Securities have been excluded from the table. These Blocker Securities consist of 1,136,364 shares of common stock issuable upon exercise of warrants.

(27)	Based on the Schedule 13G filed on February 9, 2018. The natural person with ultimate voting or investment control over the shares of common stock held is John Thiessen.

(28)	Based on the Schedule 13D/A filed on February 5, 2018. This represents shares of common stock which may be issued pursuant to the conversion of term loans under the Second Lien Credit Agreement and shares of Series C Preferred Stock within 60 days as if such term loans and Series C Preferred Stock had been converted on the date of borrowing or issuance, as applicable.

Värde Partners, Inc. is the ultimate owner of the general partners (the “General Partners”), of each of The Värde Fund XI (Master), L.P., The Värde Fund XII (Master), L.P.; The Värde Master Skyway Fund, L.P., The Värde Fund VI-A, L.P., Värde Investment Partners, L.P., and Värde Investment Partners (Offshore) Master, L.P. (the “Värde Entities”), or of the General Partners’ managing members. Mr. George Hicks is the chief executive officer of Värde Partners, Inc. As such each of Värde Partners, Inc. and Mr. Hicks may be deemed to have beneficial ownership of the shares owned by each of the Värde Entities. Each of Värde Partners, Inc. and Mr. Hicks disclaims beneficial ownership of the securities held indirectly through the Värde Entities except to the extent of their pecuniary interest therein, and this disclosure shall not be deemed an admission that any such reporting person is the beneficial owner for purposes of this Annual Report or for any other purpose.

To our knowledge, except as noted above, no person or entity is the beneficial owner of 5% or more of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

We describe below transactions and series of similar transactions, since January 1, 2017, to which we were a party, in which:

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

Series B Preferred Stock Private Placement

On June 15, 2016, we entered into the Series B Purchase Agreement with certain institutional and accredited investors (the “Series B Purchasers”) in connection with the Series B Preferred Stock offering.

On June 6, 2016, we entered into a Transaction Fee Agreement, which was subsequently amended on June 8, 2016, with TRW, a more than 5% stockholder of our Company during the year ended December 31, 2016, in connection with the Series B Preferred Stock offering to act as co-broker dealers along with KES 7, and as administrative agent. TRW received a cash fee of $500,000 and broker warrants to purchase up to 452,724 shares of common stock, at an exercise price of $1.30, exercisable on or after September 17, 2016, for a period of two years. Of the cash fee paid to TRW, $150,000 was reinvested into the Series B Preferred Stock offering in exchange for 150 shares of Series B Preferred Stock and the related warrants to purchase 68,182 shares of common stock at an exercise price of $2.50. These fees were recorded as a reduction to equity.

Certain other Series B Purchasers in the Series B Preferred Stock offering include the following related parties: (i) Abraham Mirman, our former Chief Executive Officer and director, purchased $1.65 million of Series B Preferred Stock through the Bralina Group, LLC for which Mr. Mirman holds shared voting and dispositive power; (ii) Ronald D. Ormand, the Chairman of our Board of Directors, purchased $1.0 million of Series B Preferred Stock through Perugia Investments LP for which Mr. Ormand holds sole voting and dispositive power; (iii) Kevin Nanke, the Company’s former Executive Vice President and Chief Financial Officer during the year ended December 31, 2016, purchased $200,000 of Series B Preferred Stock through KKN Holdings LLC, for which Mr. Nanke holds sole voting and dispositive power; (iv) R. Glenn Dawson, a director of our Company, purchased $125,000 of Series B Preferred Stock; and (v) Bryan Ezralow and Marc Ezralow, who are each a more than 5% stockholder of our Company, purchased $1.3 million of Series B Preferred Stock through various entities beneficially owned by them.

On April 25, 2017, the Company entered into a Series B 6.0% Convertible Preferred Stock Conversion Agreement (the “Conversion Agreement”), with all of the holders of the outstanding Series B Preferred Stock (the “Series B Holders”) to convert any outstanding shares of Series B Preferred Stock including an increase in the stated value of to reflect dividends that would have accrued through December 31, 2017 in the amount of approximately 14.3 million shares of common stock. On the same date, the Series B Holders further agreed to adopt the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock (“A&R COD”) in order to remove certain restrictions contained therein with respect to beneficial ownership limitations, a condition of the Conversion Agreement. The A&R COD became effective on April 26, 2017, resulting in the automatic conversion of all outstanding Series B Preferred Stock. As a result of the automatic conversion, certain of our related parties received shares of our common stock: (i) Abraham Mirman received 1,639,000 shares of common stock valued at $8.4 million through the Bralina Group, LLC for which Mr. Mirman holds shared voting and dispositive power; (ii) Ronald D. Ormand received 993,334 shares of common stock valued at $5.1 million through Perugia Investments LP for which Mr. Ormand holds sole voting and dispositive power; (iii) Kevin Nanke received 198,667 shares of common stock valued at $1.0 million; (iv) R. Glenn Dawson received 117,822 shares of common stock valued at $0.6 million; (v) Bryan Ezralow received 894,001 shares of common stock valued at $4.6 million through various entities beneficially owned by him; (vi) Marc Ezralow received 745,001 shares of common stock valued at $3.8 million through various entities beneficially owned by him; (vii) Rosseau Asset Management Ltd received 1,986,667 shares of common stock valued at $10.2 million; (viii) Investor Company 5J5505D received 3,925,654 shares of common stock valued at $20.1 million; (ix) J. Steven Emerson received 1,490,000 shares of common stock valued at $7.6 million through various entities beneficially owned by him; and (x) G. Tyler Runnels received 472,827 shares of common stock valued at $2.4 million through various entities beneficially owned by him.

For more information on the Series B Preferred Stock offering see Note 11 Stockholders Equity to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

First Lien Credit Agreement, Drawdown, Repayment and Amendment.

On September 29, 2016, we entered into the First Lien Credit Agreement. Certain parties to the First Lien Credit Agreement included our related parties: (i) TRW, acting as collateral agent, (ii) Bryan Ezralow through certain of his investment entities, (iii) Marc Ezralow through certain of his investment entities, (iv) J. Steven Emerson through certain of his investment entities, and (v) Investor Company 5J5505D.

On February 7, 2017, pursuant to the terms of the First Lien Credit Agreement, we exercised the accordion advance feature, increasing the aggregate principal amount outstanding under the term loan from $31 million to $38.1 million (the “First Lien Term Loan”). Certain parties that participated in the upsize of the First Lien Term Loan included our related parties: (i) Rosseau Asset Management Ltd ($2 million), (ii) Trace Capital Inc. ($1.6 million), and (iii) LOGiQ Capital 2016 ($1 million).

On April 24, 2017, we entered into an amendment to the First Lien Credit Agreement, in which the balance of the first lien credit facility in an aggregate amount of $38.1 million plus accrued and unpaid interest thereon was paid down and we extended further credit in the form of an initial bridge loan in an aggregate principal amount of $15.0 million.

Certain parties that were paid down pursuant to the First Lien Amendments included certain of our related parties such as TRW, acting as collateral agent, Bryan Ezralow and Marc Ezralow, through certain of their investment entities ($2.4 million), J. Steven Emerson through certain of his investment entities ($6.0 million), Rosseau Asset Management Ltd ($2.0 million), LOGiQ Capital 2016 ($1.0 million), and Investor Company 5J5505D ($20.1 million). Certain parties to the bridge loan and the incremental bridge loan included certain of our related parties such as: (i) Investor Company 5J5505D ($3.3 million), and (ii) Trace Capital Inc ($2.95 million).

In addition, on October 19, 2017, pursuant to the First Lien Amendments, the lenders made further extensions of credit, in addition to the currently existing loans under the First Lien Credit Agreement, in the form of an additional, incremental bridge loan in an aggregate principal amount of $15,000,000.

Second Lien Credit Agreement

On April 26, 2017, we entered into the Second Lien Credit Agreement with the lenders party thereto. Värde Partners, Inc. is the lead lender under the Second Lien Credit Agreement and, as a result of its conversion rights thereunder, it beneficially owns over 5% of our securities that are acquirable within 60 days. For more information about the Second Lien Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Second Lien Credit Agreement” under Item 7 of this report.

March 2017 Private Placement

On February 28, 2017, we entered into a Securities Purchase Agreement in connection with the March 2017 Private Placement. As of December 31, 2017, we received aggregate gross proceeds of $20 million and issued 5,194,821 shares of common stock and warrants to purchase 2,597,420 shares of common stock.

The subscribers include the following related parties: (i) Bryan Ezralow, the beneficial owner of 5% or more of our common stock, through the Bryan Ezralow 1994 Trust u/t/d 12/22/1994, EMSE LLC, Elevado Investment Company, LLC and the Marc Ezralow Irrevocable Trust u/t/d 6/1/2004, (ii) Marc Ezralow, the beneficial owner of 5% or more of our common stock, through the Marc Ezralow 1997 Trust u/t/d 11/26/1997, EMSE LLC, Elevado Investment Company, LLC and the SPA Trust u/t/d 9/13/2004, (iii) J. Steven Emerson, through J. Steven Emerson Roth IRA Pershing LLC as Custodian and J. Steven Emerson IRA Rollover II Pershing LLC as Custodian, (iv) G. Tyler Runnels, through TRW and the Runnels Family Trust DTD 1-11-2000, and (v) Mark Christensen, through Trace Capital Inc.. The approximate dollar value of the amount of (i) the interest of Bryan Ezralow, through the Bryan Ezralow 1994 Trust u/t/d 12/22/1994, EMSE LLC, Elevado Investment Company, LLC and the Marc Ezralow Irrevocable Trust u/t/d 6/1/2004, in the March 2017 Private Placement was $1.4 million; (ii) the interest of Marc Ezralow, through the Marc Ezralow 1997 Trust u/t/d 11/26/1997, EMSE LLC, Elevado Investment Company, LLC and the SPA Trust u/t/d 9/13/2004, in the March 2017 Private Placement was $1.2 million, (iii) the interest of J. Steven Emerson, through J. Steven Emerson Roth IRA Pershing LLC as Custodian and J. Steven Emerson IRA Rollover II Pershing LLC as Custodian, in the March 2017 Private Placement was $2.5 million, (iv) the interest of G. Tyler Runnels, through TRW and the Runnels Family Trust DTD 1-11-2000, in the March 2017 Private Placement was $0.8 million and (v) the interest of Mark Christensen, through Trace Capital Inc., in the March 2017 Private Placement was $1.0 million.

Additionally, on February 28, 2017, we entered into a Subscription Agreement in connection with the March 2017 Private Placement, for which TRW acted as placement agent and received a fee of $459,060.

For more information on the March 2017 Private Placement see Management’s Discussion and Analysis-Liquidity and Capital Resources-March 2017 Private Placement.

G. Tyler Runnels and T.R. Winston

On November 1, 2016, we entered into a sublease agreement with TRW to sublease office space in New York, for which we pay $10,000 per month on a month-to-month basis. The Company terminated this office lease on October 31, 2017.

Mark Christensen, Trace Capital Inc. and KES 7 Capital Inc.

Since January 1, 2016, Mr. Christensen has been involved in the following related party transactions with the Company, through Trace Capital Inc. (“Trace”), an entity owned by Mr. Christensen’s wife, and KES 7 Capital Inc. (“KES 7”) for which he serves as Chief Executive Officer and 100% owner. Trace has participated in the following transactions with the Company: (i) the offering of Series B Preferred Stock in June 2016 pursuant to which Trace purchased 500 shares of Series B Preferred Stock and warrants to purchase up to 227,274 shares of common stock with an exercise price of $2.50 (the “Series B Warrants”) for aggregate consideration of $500,000; (ii) the Company’s first lien credit facility entered into in September 2016, which had initial aggregate principal commitments of approximately $31 million and a maximum facility size of $50 million, and the upsize of that facility in February 2017, of which Trace held indebtedness in an aggregate amount of $2.6 million, and which resulted in the repricing of the Series B Warrants to $0.01 that were exercised in full on April 25, 2017; (iii) the Company’s March 2017 private placement of units comprised of common stock and warrants raising net proceeds of approximately $20 million pursuant to which Trace purchased units for an aggregate purchase price of approximately $1 million; (iv) the conversion of shares of Series B Preferred Stock that Trace held plus accrued dividends, which resulted in the issuance of 467,348 shares of the common stock to Trace (valued at approximately $1,495,514 based on the $3.20 closing trading price of the common stock on December 9, 2016); and (v) the amendment to the Company’s first lien credit facility on April 24, 2017 and related matters, in which the balance of the first lien credit facility in an aggregate amount of $38.1 million plus accrued and unpaid interest thereon was paid down (including the $2.6 million of indebtedness held by Trace) and in which $1.45 million was reinvested by Trace in the form of bridge loans with an aggregate amount of $15 million outstanding. Each of the initial lenders that participated in the first lien credit facility also waived their right to any prepayment premium, including Trace. Additionally, KES 7 has acted as an advisor and placement agent in connection with certain of the Company’s financing transactions resulting in aggregate fees paid by the Company of approximately $2.4 million in cash and the issuance of warrants to purchase 820,000 shares of common stock with an exercise price of $1.30 to KES 7.

MMZ Consulting

From August 15, 2016 through April 15, 2017, we engaged MMZ Consulting LLC (“MMZ”) as a third-party consultant to support our full cycle drilling & completions engineering needs. On January 29, 2017, Brennan Short, the president and owner of MMZ was hired to be our Chief Operating Officer. Since the beginning of this fiscal year, we have paid approximately $205,000 to MMZ in exchange for services rendered. Mr. Short is the sole member of MMZ.

Series C Preferred Stock Issuance

On January 30, 2018, we entered into a Securities Purchase Agreement with certain private funds affiliated with Värde Partners, Inc. (the “Series C Purchasers”), pursuant to which, on January 31, 2018, the Series C Purchasers purchased 100,000 shares of our newly created series of preferred stock of the Company, designated as “Series C 9.75% Convertible Participating Preferred Stock” (the “Series C Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of $100,000,000. Värde Partners, Inc. is the lead lender, and certain private funds affiliated with Värde Partners, Inc. are lenders, under the Company’s Second Lien Credit Agreement. Värde Partners, Inc. and its applicable affiliated funds beneficially own over 5% of our common stock as a result of their respective conversion rights under the Second Lien Credit Agreement and the Series C Preferred Stock.

VPD Acquisition

On February 28, 2018, pursuant to an agreement we entered into with VPD Texas, L.P. (“VPD”) dated that date, we acquired from VPD a 50% undivided leasehold interest in certain oil and gas properties and assets in Loving and Winkler Counties, Texas for a purchase price of approximately $10.5 million. VPD is affiliated with Värde Partners, Inc., which is the lead lender under the Second Lien Credit Agreement, and Värde Partners, Inc. and certain affiliated funds hold all of the issued and outstanding shares of Series C Preferred Stock. As such, Värde Partners, Inc. and its applicable affiliated funds beneficially own over 5% of our common stock as a result of their respective conversion rights under the Second Lien Credit Agreement and the Series C Preferred Stock.

Compensation of Directors

See “Executive Compensation-Compensation of Nonemployee Directors” above.

Conflict of Interest Policy

Our Board has recognized that transactions between us and certain related persons present a heightened risk of conflicts of interest. We have a corporate conflict of interest policy that prohibits conflicts of interests unless approved by our Board. Our has established a course of conduct whereby it considers in each case, whether the proposed transaction is on terms as favorable or more favorable to us than would be available from a non-related party. Our Board also looks at whether the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us. Each of the related party transactions described above was presented to our Board for consideration and each of these transactions was unanimously approved by our Board after reviewing the criteria set forth in the preceding two sentences.

Director Independence

See “Directors, Executive Officers and Corporate Governance-Affirmative Determinations Regarding Director Independence and Other Matters” above.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed by our principal accounting firms, BDO USA, LLP and Marcum LLP, for the years ended December 31, 2017 and 2016, respectively:

	Year Ended December 31,
Fee Category	2017	2016
	(In thousands)
Audit Fees	$1,616	$358
Audit-Related Fees	11	341
All Other Fees	-	-
Total Fees	$1,627	$699

Audit Fees consist of the aggregate fees for professional services rendered for the audit of our annual consolidated financial statements, our internal controls over financial reporting, and the reviews of the consolidated financial statements included in our Quarterly Reports on Forms 10-Q and for any other services that were normally provided by our auditors in connection with our statutory and regulatory filings or engagements.

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

Audit Committee Pre-Approval Policy

Our independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of our Company while not impairing its independence. Our audit committee must pre-approve permissible non-audit services. During the year ended December 31, 2017, we had no non-audit services provided by our independent registered public accounting firm.

GLOSSARY

In this Annual Report, the following abbreviation and terms are used:

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

Exploratory well. A well drilled to find a new field or to find a new reservoir. Generally, an exploratory well in any well that is not a development well, an extension well, a service well or a stratigraphic well.

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

Proved developed oil and natural gas reserves. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

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

Proved undeveloped reserves. Proved undeveloped oil and natural gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Project. A targeted development area where it is probable that commercial oil and/or natural gas can be produced from new wells.

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

Reserves. Estimated remaining quantities of oil, natural gas and natural gas liquids anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

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

The information required by this Item is set forth on the exhibit index that follows the signature page to this Annual Report and is incorporated herein by reference.

c)	Financial Statement Schedules

Not applicable.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lilis Energy, Inc. and Subsidiaries

San Antonio, Texas

Opinion on Internal Control over Financial Reporting

We have audited Lilis Energy, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective plans and actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the ceiling test has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 9, 2018 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Dallas, Texas
March 9, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lilis Energy, Inc. and Subsidiaries

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lilis Energy, Inc. (the “Company”) and subsidiaries as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2017. Dallas, Texas
March 9, 2018

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders
of Lilis Energy, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Lilis Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lilis Energy, Inc. and Subsidiaries, as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
New York, NY
March 3, 2017

Lilis Energy, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$17,462	$11,738
Accounts receivables, net of allowance of $39 and $106, respectively	7,426	2,247
Prepaid expenses and other current assets	584	767
Total current assets	25,472	14,752
Oil and natural gas properties, full cost method of accounting
Unproved	101,771	24,461
Proved	141,717	69,809
Less: accumulated depreciation, depletion, amortization and impairment	(73,183)	(55,771)
Total oil and natural gas properties, net	170,305	38,499

Other property and equipment, net	76	52
Other assets	91	216
Total other assets	167	268
Total assets	$195,944	$53,519
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,488	$5,166
Accrued liabilities	13,857	2,706
Derivative instruments	853	-
Dividends payable	-	808
Asset retirement obligations	226	338
Current portion of long-term debt	11	17
Total current liabilities	25,435	9,035
Asset retirement obligations	726	919
Long-term debt	127,794	30,226
Derivative instruments	72,937	1,400
Total liabilities	226,892	41,580
Commitments and contingencies (Note 8)
Conditionally redeemable 6% preferred stock, $0.0001 par value, 7,000 shares authorized, 2,000 shares issued and outstanding with a liquidation preference of $2,240 at December 31, 2016	-	1,874
Stockholders’ equity (deficit):
Series B Preferred stock, $0.0001 par value; stated value of $1,000; 20,000 shares authorized; 16,828 shares issued and outstanding at December 31, 2016, with a liquidation preference of $20,627 at December 31, 2016	-	13,432
Common stock, $0.0001 par value per share; 150,000,000 shares authorized, 53,368,331 and 20,918,901 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	5	2
Additional paid-in capital	272,335	219,837
Accumulated deficit	(303,288)	(223,206)
Total stockholders’ equity (deficit)	(30,948)	10,065
Total liabilities, redeemable preferred stock and stockholders’ equity	$195,944	$53,519

The accompanying notes are an integral part of these consolidated financial statements

Lilis Energy, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016

Revenues:
Oil sales	$17,826	$2,418
Natural gas sales	2,125	844
Natural gas liquid sales	1,661	173
	21,612	3,435

Operating expenses:
Production costs	7,023	1,590
Production taxes	1,187	(167)
General and administrative	49,851	14,227
Depreciation, depletion, accretion and amortization	7,025	1,698
Impairment of evaluated oil and natural gas properties	10,505	4,718
Total operating expenses	75,591	22,066

Loss from operations	(53,979)	(18,631)

Other income (expense):
Other income	18	90
Inducement expense	-	(8,307)
Gain on extinguishment of debt and modification of convertible debentures	-	852
Loss from commodity derivatives, net	(1,063)	-
Loss from fair value changes of debt conversion and warrant derivatives	(6,260)	(1,222)
Loss from fair value changes of conditionally redeemable 6% preferred stock	(41)	(701)
Interest expense	(18,757)	(4,924)
Total other income (expense)	(26,103)	(14,212)

Net loss before income taxes	(80,082)	(32,843)

Income tax expense	-	-

Net loss	(80,082)	(32,843)
Dividends on redeemable preferred stock	(122)	(407)
Loss on extinguishment of Series A convertible preferred stock	-	(540)
Dividend and deemed dividends on Series B convertible preferred stock	(4,635)	(8,506)
Net loss attributable to common stockholders	$(84,839)	$(42,296)

Net loss per common share-basic and diluted	$(2.00)	$(3.73)
Weighted average common shares outstanding:
Basic and diluted	42,428,148	11,328,252

The accompanying notes are an integral part of these consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series A Preferred		Series B Preferred				Additional
	Shares		Shares		Common Shares		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	7,500	$6,794	-	$-	2,786,275	$-	$159,773	$(180,910)	$(14,343)
Stock based compensation	-	-	-	-	711,667	-	7,078	-	7,078
Exercise of warrants	-	-	-	-	420,707	-	187	-	187
Fair value of warrants issued for financing costs	-	-	-	-	-	-	713	-	713
Issuance and repricing of warrants to induce conversion	-	-	-	-	-	-	8,307	-	8,307
Gain on modification of convertible debentures	-	-	-	-	-	-	(602)	-	(602)
Fair value of warrants issued for debt discount	-	-	-	-	-	-	1,479	-	1,479
Common stock issued for conversion of convertible notes and accrued interest	-	-	-	-	6,778,115	1	14,871	-	14,872
Common stock and warrants issued in connection with the Brushy merger	-	-	-	-	5,785,119	-	7,111	-	7,111
Series B Preferred stock issued for cash, net of fees	-	-	20,000	18,195	-	-	-	-	18,195
Warrants issued for Series B Preferred Stock offering fees	-	-	-	(1,591)	-	-	1,591	-	-
Conversion of Series A Preferred Stock and dividends to common stock	(7,500)	(6,794)	-	-	1,500,000	1	7,681	-	888
Loss on extinguishment of Series A Preferred Stock	-	-	-	-	-	-	540	(540)	-
Conversion of Series B Preferred Stock and dividends	-	-	(3,172)	(3,172)	2,937,018	-	3,229	-	57
Dividends and deemed dividends for Preferred Stock	-	-	-	-	-	-	7,879	(8,913)	(1,034)
Net loss	-	-	-	-	-	-	-	(32,843)	(32,843)
Balance, December 31, 2016	-	-	16,828	13,432	20,918,901	2	219,837	(223,206)	10,065
Stock based compensation	-	-	-	-	-	-	21,538	-	21, 538
Common stock for restricted stock and stock options	-	-	-	-	5,859,383	-	524	-	524
Common stock withheld for taxes on stock-based compensation	-	-	-	-	(786,081)	-	(3,709)	-	(3,709)
Exercise of warrants	-	-	-	-	5,580,281	1	592	-	593
Conversion of Series B Preferred Stock and dividends	-	-	(16,828)	(13,432)	16,601,026	2	14,863	-	1,433
Sale of common stock in private placement, net	-	-	-	-	5,194,821	-	18,649	-	18,649
Warrants repriced for term loan	-	-	-	-	-	-	1,031	-	1,031
Dividends and deemed dividends on preferred stock	-	-	-	-	-	-	(990)	-	(990)
Net loss	-	-	-	-	-	-	-	(80,082)	(80,082)
Balance, December 31, 2017	-	$-	-	$-	53,368,331	$5	$272,335	$(303,288)	$(30,948)

The accompanying notes are an integral part of these consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(80,082)	$(32,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity instruments issued for services and compensation	21,538	7,078
Inducement expense	-	8,307
Bad debt expense	22	494
Amortization of debt issuance cost and debt discount	10,371	3,185
Paid-in-kind interest	6,559	-
Loss on commodity derivatives	1,063	-
Cash settlement paid for commodity derivatives	(96)	-
Loss in fair value of debt conversion and warrant derivatives	6,260	1,222
Loss in fair value of conditionally redeemable 6% preferred stock	41	701
Depreciation, depletion, amortization and accretion of asset retirement obligation	7,025	1,698
Impairment of evaluated oil and natural gas properties	10,505	4,718
Gain on extinguishment of debt and modification of convertible debentures	-	(852)
Changes in operating assets and liabilities:
Accounts receivable	(5,204)	(1,264)
Other assets	309	1,554
Accounts payable, accrued expenses and other liabilities	14,446	(307)
Net cash used in operating activities	(7,243)	(6,309)

Cash flows from investing activities:
Cash consideration for Brushy merger, net of cash acquired	-	(2,302)
Net proceeds from sale of DJ Basin and non-operated properties	1,282	-
Capital expenditures	(148,784)	(16,828)
Net cash used in investing activities	(147,502)	(19,130)

Cash flows from financing activities:
Net proceeds from issuance of Series B Preferred Stock	-	18,195
Proceeds from issuance of convertible notes	-	2,863
Proceeds from issuance of First Lien Term Loan, net of financing costs	-	29,701
Proceeds from exercise of accordion feature of the First Lien Term Loan, net of financing costs	6,706	-
Proceeds from Bridge Loan and Second Lien Term Loan, net of financing costs	178,722	-
Repayment of the First Lien Term Loan	(38,100)	-
Repayment of conditionally redeemable 6% preferred stock including dividends	(2,277)	-
Proceeds from exercise of stock options and warrants	745	187
Payment for tax withholding on stock-based compensation	(3,709)	-
Proceeds from private placement, net of financing costs	18,399	-
Repayment of notes payable	(17)	(13,879)
Net cash provided by financing activities	160,469	37,067
Increase in cash and cash equivalents	5,724	11,628
Cash and cash equivalents at beginning of period	11,738	110
Cash and cash equivalents at end of period	$17,462	$11,738
Supplemental disclosure:
Cash paid for interest	$2,292	$762

The accompanying notes are an integral part of these consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – Organization and Business

Lilis Energy, Inc. (“Lilis”, “Lilis Energy” or the “Company”) was incorporated in the State of Nevada in 2007. The Company is an independent oil and natural gas company focused on the acquisition, development, and production of conventional and unconventional oil and natural gas properties in the core of the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico. The Company has only one reportable operating segment, which is oil and natural gas exploration and production in the Delaware Basin.

On June 23, 2016, the Company completed a merger transaction with Brushy Resources, Inc. (“Brushy Resources”). The merger resulted in the acquisition of our properties in the Delaware Basin and the majority of our current operating activity. In connection with the merger with Brushy Resources, the Company effected a 1-for-10 reverse stock split. As a result of the reverse split, every ten shares of issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share; however, the number of authorized shares of common stock remained unchanged.

Shortly after the merger with Brushy Resources, the Company began to develop and implement a development program focusing on the drilling of new horizontal wells across multiple potentially productive formations in the Delaware Basin. The Company drilled its first horizontal well in late 2016 and completed it in January 2017. The Company intends to grow its business through generating cash flow from new production of oil, natural gas and natural gas liquid (“NGL”), as well as through de-risking the development profile of our portfolio of properties in order to add overall value.

On March 31, 2017, the Company completed the divestiture of all our oil and natural gas properties located in the DJ Basin completing its transformation to a pure play Delaware Basin oil and natural gas company.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries which includes Brushy Resources, ImPetro Operating, LLC (“ImPetro Operating”), ImPetro Resources, LLC (“ImPetro”), Lilis Operating Company, LLC (“Lilis Operating”), and Hurricane Resources LLC (“Hurricane”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) which requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period; and the quantities and values of proved oil, natural gas and natural gas liquid (“NGL”) reserves used in calculating depletion and assessing impairment of its oil and natural gas properties. The most significant estimates pertain to the evaluation of unproved properties for impairment, proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties, the timing and amount of transfers of our unevaluated properties into our amortizable full cost pool, the fair value of embedded derivatives and commodity derivative contracts, accrued oil and natural gas revenues and expenses valuation of options and warrants, inducement transactions and common stock, and the allocation of general administrative expenses. Actual results could differ significantly from these estimates.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2017 presentation. These reclassifications have no effect on the Company’s previously reported results of operations. For the year ended December 31, 2016, the income from operator’s overhead recovery of $0.3 million has been reclassified from production costs to general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less are stated at cost, which approximates fair value.

Accounts Receivable

The Company has accounts receivable from joint interest owners of properties operated by the Company. The Company typically has the right to withhold future revenue disbursements to recover any non-payment of related joint interest billings. Management routinely assesses accounts receivable amounts to determine their collectability and accrues an allowance for uncollectible receivables when, based on the judgment of management, it is probable that a receivable will not be collected. The Company records actual and estimated oil and natural gas revenue receivable from third parties at its net revenue interest. In addition, the Company has receivables derived from sales of certain oil and natural gas production which are collateral under the Company’s credit agreements.

Fair Value of Financial Instruments

As of December 31, 2017 and 2016, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, interest payable and advances from joint interest partners approximates fair value due to the short-term nature of such items. The carrying value of the Company’s secured debt is carried at cost which approximates the fair value of the debt as the related interest rates approximates interest rates currently available to the Company.

 Oil and Natural Gas Properties

The Company uses the full cost method of accounting for oil and natural gas operations. Under this method, costs related to the exploration, non-production related development and acquisition of oil and natural gas reserves are capitalized. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling, developing and completing productive wells and/or plugging and abandoning non-productive wells, and any other costs directly related to acquisition and exploration activities. Proceeds from property sales are generally applied as a credit against capitalized exploration and development costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of proved reserves.

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate.

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

Costs associated with undeveloped acreage are excluded from the depletion base until it is determined whether proved reserves can be assigned to the properties. When proved reserves are assigned to such properties or one or more specific properties are deemed to be impaired, the cost of such properties is added to the full cost pool which is subject to depletions.

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. For the year ended December 31, 2017, higher capital expenditures with lower than expected development of proved reserves contributed to the excess of net book value of our oil and natural gas properties over the ceiling resulting in the recognition of an impairment charge of $10.5 million. During 2016, commodity prices continued to trade in a low range. With low commodity prices sustained for the majority of 2016 in the DJ Basin, some of the Company’s properties became uneconomic triggering an impairment charge of $4.7 million for the year ended December 31, 2016.

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

Capitalized Interest

For significant oil and natural gas investments in unproved properties, and significant exploration and development projects that have not commenced production, interest is capitalized as part of the historical cost of developing and constructing assets. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment. As of December 31, 2017, there were no significant exploratory projects on unproved properties and none of the development projects exceeded the interest capitalization qualifying asset limit. As a result, no interest was capitalized as of December 31, 2017 and 2016.

Other Property and Equipment

Property and equipment include vehicles, office equipment and furniture which are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from three to seven years. The Company recorded approximately $0.04 million of depreciation for each of the years ended December 31, 2017 and 2016, respectively.

Accrued Liabilities

As of December 31, 2017 and 2016, the Company’s accrued liabilities consisted of the following:

	December 31,
	2017	2016
	($ in thousands)
Accrued bonus	$3,000	$-
Accrued drilling costs	3,615	1,331
Revenue payable	6,460	1,313
Other accrued liabilities	782	62
Total accrued liabilities	$13,857	$2,706

Asset Retirement Obligations

The Company incurs retirement obligations for certain assets at the time they are placed in service. The fair values of these obligations are recorded as liabilities on a discounted basis. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for the change in their present value. For purposes of depletion, the Company includes estimated dismantlement and abandonment cost, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. Asset retirement obligations incurred are classified as Level 3 (unobservable inputs) fair value measurements.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The Company uses the entitlements method of accounting for oil, natural gas and NGL revenues. Should sales proceeds be in excess of the Company's entitlement, these amounts will be included in accrued liabilities and the Company's share of sales taken by others will be included in other assets in the accompanying consolidated balance sheets. The Company had no material oil, natural gas or NGL entitlement assets or liabilities as of December 31, 2017 and 2016.

All revenue proceeds relating to third-party royalty owners not remitted by the end of a reporting period are recorded as revenue payable, a component of accrued liabilities. As of December 31, 2017, and 2016, the Company had approximately $6.5 million and $1.3 million, respectively, of such revenue proceeds recorded in accrued liabilities.

Stock Based Compensation

The Company applies a fair value method of accounting for stock-based compensation, which requires recognition in the financial statements of the cost of services received in exchange for equity awards. For equity awards, compensation expense is based on the fair value on the grant date or modification date and is recognized in the Company’s financial statements over the vesting period. The Company utilizes the Black-Scholes Merton option-pricing model to measure the fair value of stock options based on several criteria, including but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors, which become known over time, the Company may change the input factors used in determining future stock-based compensation expense. The Company recognizes forfeitures as and when the stock awards are forfeited.

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

The Company recognizes its tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed that do not meet these recognition and measurement standards. As of December 31, 2017 and 2016, the Company has determined that no liability is required to be recognized.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were required to be accrued at December 31, 2017 and 2016. Further, the Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next 12 months.

Loss Per Share

Basic loss per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted loss per share should include the potential dilutive impact of shares issuable upon the conversion of debt or preferred stock, warrants and options during the period, unless their effect is anti-dilutive. At December 31, 2017 and 2016, common stock equivalents including shares underlying conversion of the Second Lien Term Loan, restricted stock units, restricted stock, options, warrants, preferred stock and debentures have been excluded from the diluted share calculations as they were anti-dilutive as a result of net losses incurred. The Company included 3,522,735 warrants, with an exercise price of $.01, in its earnings per share calculation for the year ended December 31, 2016. There were no warrants exercisable at a price of $0.01 per share for the year ended December 31, 2017.

The Company excluded the following shares from the diluted loss per share calculations because they were anti-dilutive at December 31, 2017 and 2016:

	December 31,
	2017	2016
Stock Options	7,305,000	5,956,833
Restricted Stock Units	9,999	149,584
Restricted Stock	2,475,266	1,068,305
Series B Preferred Stock	-	15,454,545
Stock Purchase Warrants (1)	11,882,800	12,392,776
Conversion of Term Loan	24,202,016	-
	45,875,081	35,022,043

(1)	Excludes warrants exercisable for 3,522,735 shares of common stock at an exercise price of $0.01 for the year ended December 31, 2016 since these warrants are not anti-dilutive. There were no warrants exercisable at $0.01 per share for the year ended December 31, 2017.

Concentration of Credit Risk

The Company operates a substantial portion of its oil and natural gas properties. As the operator of a property, the Company makes full payment for costs associated with the property and seeks reimbursement from the other joint interest owners in the property for their portion of those costs. When warranted, prepayments are required from joint interest owners for drilling and completion projects. Joint interest owners consist primarily of independent oil and natural gas producers whose ability to reimburse the Company could be negatively impacted by adverse market conditions.

The purchasers of the Company’s oil, natural gas and NGL production consist primarily of independent marketers, major oil and gas companies, refiners and gas pipeline companies. Credit evaluations are performed on the Company’s purchasers of its production and their financial condition is monitored on an ongoing basis. Based on those evaluations and monitoring, the Company may obtain letters of credit or parental guarantees from some purchasers.

All of the Company’s oil and natural gas derivative transactions are carried out in the over-the-counter market and are not typically subject to margin-deposit requirements. The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company monitors the credit ratings of its derivative counterparties on an ongoing basis. If a counterparty were to default on its obligations to the Company under the derivative contracts or seek bankruptcy protection, it could have a material adverse effect on its ability to fund planned activities and could result in a larger percentage of our future production being subject to commodity price volatility. In addition, in poor economic environments and tight financial markets, the risk of a counterparty default is heightened and fewer counterparties may participate in derivative transactions, which could result in greater concentration of exposure to any one counterparty or a larger percentage of the Company’s future production being subject to commodity price changes.

Major Customers

During the years ended December 31, 2017 and 2016, the Company’s major customers, as a percentage of total revenue, consisted of the following:

	Year Ended December 31,
	2017	2016
Texican Crude & Hydrocarbon, LLC	85%	38%
ETC Field Services LLC	14%	16%
Noble Energy	-%	41%
All others	1%	5%
	100%	100%

Derivative Instruments

All derivative instruments are recorded on the consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. Although derivative instruments are used by the Company to manage the price risk attributable to its expected oil and natural gas production, those derivative instruments have not been designated as accounting hedges under the accounting guidance. All of our derivatives are accounted for as mark-to-market activities. Under ASC Topic 815, “Derivatives and Hedging,” these instruments are recorded on the consolidated balance sheets at fair value as either short term or long-term assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities by commodity for counterparties where a legal right to such offset exists. Changes in the derivatives' fair values are recognized in current earnings since the Company has elected not to designate its current derivative contracts as cash flow hedges for accounting purposes.

The Company has recognized certain conversion features within its Second Lien Term Loan as embedded derivatives that have been bifurcated from the Loan, as defined in Note 4, and accounted for separately from the debt. Additionally, warrants issued to SOSV Investment LLC (“SOS”) to purchase up to 200,000 shares of the Company’s stock contain a price protection feature that will automatically reduce the exercise price should the Company enter into another agreement pursuant to which warrants are issued at a lower exercise price. The price protection feature has been recognized as an embedded derivative and accounted for separately.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on its consolidated financial position and/or results of operations.

On August 28, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) Topic 815. The new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption as of the date of issuance is permitted. The new standard does not impact accounting for derivatives that are not designated as accounting hedges. The Company does not currently account for any of its derivative position as accounting hedges. The Company may consider designating certain derivative contracts as accounting hedges in the future, but currently has no plans to do so.

On July 13, 2017, the FASB issued a two-part ASU 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Redeemable Noncontrolling Interests with a Scope Exception. Part I of the ASU simplifies the accounting for certain financial instruments with down round features by requiring companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. Part II of the ASU is not applicable to the Company since it addresses concerns relating to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests. The provisions of this new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all organizations. The Company expects to adopt this ASU at its effective date. The Company’s SOS Warrant Liability (as defined in Note 4) is a derivative solely because of its down round feature. Any outstanding SOS Warrants as of the date of adoption will be reclassified to equity and gains or losses on changes in fair value will no longer be recognized. No other derivatives instruments outstanding as of December 31, 2017 would be affected.

On May 17, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification; the ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2018. The Company expects the adoption of this ASU will only impact consolidated financial statements as and when there is a modification to its share-based award agreements.

On January 5, 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this ASU on January 1, 2018, and expects that the adoption of this ASU could have a material impact on future consolidated financial statements as there may be acquisitions that are no longer considered to be business combinations.

On November 17, 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), to clarify the presentation of restricted cash in the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents. In addition, changes in cash and cash equivalents, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing section of the cash flow statement. The amendments are effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2018 and since the Company has no restricted cash, there is no current impact to the consolidated statement of cash flows.

 On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2018. The Company does not anticipate the adoption of this ASU will have a material effect on its consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU will simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2017 with early adoption permitted. The Company adopted this ASU on January 1, 2017. The Company grants primarily qualified incentive stock options which do not require the Company to withhold any income taxes when these options are exercised. As of December 31, 2017, none of the four employees who have non-qualified stock options have exercised their vested options. During the year ended December 31, 2017, the Company withheld income taxes for vested restricted shares but these tax withholdings were processed by a third-party payroll service company. The tax withholding payments were received from the employees who elected to pay cash within 30 days following the Company’s payment to the third-party payroll service company. As a result, these funds flowed through the operating section of the Company’s consolidated statement of cash flows and had no impact on its consolidated statement of operations.

On March 14, 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard was effective for the Company on January 1, 2017. The Company has identified the conversion feature of its debt instrument as an embedded derivative which meets the criteria to be bifurcated from its host contract, the Second Lien Credit Agreement (as defined below), and accounted for at fair value as derivative liabilities.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies to recognize the assets and liabilities for the rights and obligations created by long-term leases of assets on the balance sheet. The guidance requires adoption by application of a modified retrospective transition approach for existing long-term leases and is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Oil and natural gas leases are scoped out of the new ASU. As of December 31, 2017, the Company currently has only one operating lease within the scope of this standard that expires in less than 2 years. The effect of this guidance relating to the Company’s existing long-term leases is expected to require additional disclosures, and the Company is currently evaluating the impact that this ASU would have on the Company’s consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers and requires significantly expanded disclosures about revenue recognition. ASU 2014-09 has been amended several times with subsequent ASUs including ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2014-09 will be effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The guidance under these standards is to be applied using a full retrospective method or a modified retrospective method. The Company has adopted the standard on January 1, 2018 using the modified retrospective approach. The Company has a small number of contracts with customers and has identified transactions within the scope of the standard. The Company has reviewed each of the contracts and transactions within the scope of the new standard.  Based on the Company’s assessment, the adoption of the new standard will not have a material impact on the Company’s consolidated financial statements. As a result of adoption of ASU 2014-09, the Company has changed its method of recording certain natural gas gathering and processing charges that were previously recorded as expenses and will now be recorded as a reduction of revenues under the new standard. The Company has also changed its method of recording gas balancing arrangements to recognize revenues from gas balancing arrangements only when a transaction with a customer has occurred.  As of the date of adoption, the Company did not have any outstanding gas balancing arrangements.  Such changes are not expected to result in a material change in the Company’s controls and processes.

NOTE 3 - OIL AND NATURAL GAS PROPERTIES

The following table sets forth a summary of oil and natural gas property costs (net of divestitures) not being amortized at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Unproved acreage:
Beginning Balance	$24,461	$-
Lease purchases	78,110	546
Assets conveyed	-	23,915
Transfer and other reclassification to properties	(800)	-
Total unproved acreage	$101,771	$24,461

Wells in progress:
Beginning Balance	$7,453	$-
Additions	-	7,453
Reclassification to proved properties	(7,453)	-
Total wells in progress not subject to DD&A	$-	$7,453

At December 31, 2017 and 2016, the Company completed an assessment of its inventory of unproved acreage for impairment, which resulted in no transfers from unproved acreage to proved properties.

Depreciation, depletion and amortization expense related to proved properties was approximately $7.0 million and $1.7 million for the years ended December 31, 2017, and 2016, respectively.

Divestiture of Oil and Natural Gas Properties

On March 31, 2017, the Company entered into a purchase and sale agreement with Nanke Energy LLC for the divestiture of all of its oil and natural gas properties located in the Denver-Julesburg Basin (the “DJ Basin”) for consideration of $2 million, subject to customary post-closing purchase price adjustments. The sale of the Company’s DJ Basin assets did not significantly alter the relationship between capitalized costs and proved reserves, and as such, all proceeds were recorded as adjustments to the Company’s full cost pool with no gain or loss recognized. The DJ Basin assets were sold to an entity owned by the Company’s former chief financial officer and therefore the divestiture is considered a related party transaction. See Note 9 - Related Party Transactions. The net proceeds of $1.08 million received on March 31, 2017 included an offset against $0.7 million of severance pay and $0.22 million of net sales adjustments due to the purchaser. In addition, the Company received $0.2 million in proceeds from the sale of non-operated properties sold in 2017.

Acquisition of Unproved Properties

On October 3, 2017, the Company entered into a lease acquisition agreement (the “Acquisition Agreement”) with KEW Drilling, a Delaware limited partnership (“KEW”), pursuant to which the Company acquired from KEW unproved acreage in Winkler County, Texas for an aggregate purchase price of $48.9 million pursuant to the terms set forth in the Acquisition Agreement (collectively, the “Leases”). The Company funded the purchase price for the leases with borrowings drawn under the Delayed Draw Term Loans pursuant to the Second Lien Credit Agreement as described in Note 7 - Long-term Debt below.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The determination of the fair values of our derivative contracts incorporates various factors, which include not only the impact of our non-performance risk on our liabilities but also the credit standing of the counterparties involved. We utilize counterparty rate of default values to assess the impact of non- performance risk when evaluating both our liabilities to, and receivables from, counterparties.

Recurring Fair Value Measurements

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of December 31, 2017
Oil and natural gas derivative swap contracts	$-	$(706)	$-	$(706)
Oil and natural gas derivative collar contracts	-	(147)	-	(147)
Warrant liabilities	-	-	(223)	(223)
Second Lien Term Loan conversion features	-	-	(72,714)	(72,714)
Total	$-	$(853)	$(72,937)	$(73,790)
As of December 31, 2016
Warrant liabilities	-	-	(1,400)	(1,400)
Total	$-	$-	$(1,400)	$(1,400)

The Company’s derivative liability associated with the Second Lien Term Loan and warrants are measured using Level 3 inputs as follows:

Second Lien Term Loan Conversion Features: Under the terms of the Company’s second lien credit agreement, dated as of April 26, 2017, by and among the Company, certain subsidiaries of the Company, as guarantors (the “Guarantors”), Wilmington Trust, National Association, as administrative agent (the “Agent”), and the lenders party thereto (the “Lenders”), including Värde Partners, Inc., as lead lender (the “Lead Lender”), as amended (the “Second Lien Credit Agreement”), the Lead Lender has the option to convert 70% of the principal amount of each tranche of the Second Lien Term Loan (the “Loan”) under the Second Lien Credit Agreement, together with accrued paid-in-kind interest and the make-whole premium on such principal amount (together, the “Conversion Sum”), into shares of common stock. The make-whole premium is the cash amount representing the excess of (a) the present value at such repayment, prepayment or acceleration date or the date the obligations otherwise become due and payable in full of (1) the sum of the principal amount repaid, prepaid or accelerated plus (2) the interest accruing on such principal amount from the date of such repayment, prepayment or acceleration through the maturity date (excluding accrued but unpaid paid-in-kind interest to the date of such repayment, prepayment or acceleration), such present value to be computed using a discount rate equal to the Treasury Rate plus 50 basis points discounted to the repayment, prepayment or acceleration date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), over (b) the principal amount of the Loan repaid, prepaid or accelerated. The number of shares issued will be based on the division of 70% of the Conversion Sum by the conversion price then in effect.

The Company also has the option to cause the Loan to convert if, at the time of exercise of the Company’s conversion option, the closing price of the Company’s common stock has been at least 150% of the Conversion Price (as defined below) then in effect for at least 20 of the 30 immediately preceding trading days. The features of the make-whole premium in the Loan require the conversion features to be recorded as embedded derivatives and bifurcated from its host contracts, the Loan, and accounted for separately from the debt. The conversion features contained in the Loan are recorded as a derivative liability at fair value each reporting period based upon values determined through the use of discounted lattice models of the Loan under the Second Lien Credit Agreement. Change in fair value is accounted for in the consolidated statement operations. The embedded derivatives under the Second Lien Credit Agreement including the delayed draw term loans were recorded at closing as a derivative liability with a fair value of approximately $65.6 million. At December 31, 2017, the fair value of the derivative liabilities associated with the Loan conversion features was approximately $72.7 million. As a result, the Company recorded an unrealized loss of $7.1 million on the change in fair value of derivative liabilities associated with the Loan conversion features.

The fair value of the holder conversion features was determined using a binomial lattice model based on certain assumptions including (i) the Company’s stock price, (ii) risk-free rate, (iii) expected volatility, (iv) the Company’s implied credit rating, and (v) the implied credit yield of the Loan.

Heartland Warrant Liability. On January 8, 2015, the Company entered into a credit agreement with Heartland Bank (the “Heartland Credit Agreement”). In connection with the Heartland Credit Agreement, the Company issued a warrant to purchase up to 22,500 shares of the Company’s common stock at an exercise price of $25.00. The warrant contained a price protection feature that would have automatically reduced the exercise price if the Company entered into another agreement pursuant to which warrants were issued with a lower exercise price and would also have triggered an adjustment to the number of underlying shares of common stock. On June 14, 2017, the Company and Heartland executed an amended and restated warrant agreement whereby the Company issued a warrant to purchase 160,714 shares of common stock at an exercise price of $3.50 to replace the original warrant to purchase 22,500 shares of common stock to settle a disagreement regarding the impact of the anti-dilutive price protection provisions in the original warrant. The amended and restated warrant agreement no longer contains any anti-dilutive price protection provisions and the warrant is no longer accounted for as a derivative. As a result of the issuance of the amended and restated warrant, the Company recorded approximately $0.02 million of realized gain on the Heartland warrant liability during the year ended December 31, 2017. For the year ended December 31, 2016, the Company recorded an unrealized loss of approximately $0.04 million on the Heartland warrant liability.

SOS Warrant Liability. On June 23, 2016, in conjunction with the merger with Brushy in June 2016, the Company issued to SOS a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $25.00. The warrant contains a price protection feature that will automatically reduce the exercise price if the Company enters into another agreement pursuant to which warrants are issued with a lower exercise price. The fair value of the warrants was approximately $0.2 million at December 31, 2017. For the years ended December 31, 2017, and 2016, the Company incurred an unrealized loss of approximately $0.1 million and an unrealized gain of $0.02 million, respectively, on the SOS warrant liability. As of December 31, 2017 and 2016, the fair value of the SOS warrant liability was approximately $0.2 million and $0.1 million, respectively.

Bristol Capital, LLC Warrant Liability. On September 2, 2014, the Company entered into a consulting agreement with Bristol Capital, LLC (“Bristol”), pursuant to which the Company issued to Bristol a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $20.00 (or, in the alternative, options exercisable for 100,000 shares of common stock, but in no case, both). The agreement had a price protection feature that automatically reduced the exercise price if the Company entered into another consulting agreement pursuant to which warrants were issued with a lower exercise price, which was triggered in year 2016.  On March 14, 2017, the Company issued 77,131 shares of common stock to Bristol pursuant to a settlement agreement for a cashless exercise of the warrant.  The Bristol warrant was also revalued on March 14, 2017 resulting in a realized gain in fair value of $0.8 million for the year ended December 31, 2017 and decreasing the Bristol derivative liability to $0.4 million.   As a result of the cashless exercise, the Company reclassified the $0.4 million of Bristol derivative liability to additional paid-in capital as of March 31, 2017. For the year ended December 31, 2016, the Company recorded an unrealized loss of approximately $1.2 million on the Bristol warrant liability.

The following table sets forth a reconciliation of changes in the fair value of the Company’s financial assets and liabilities classified as Level 3 in the fair value hierarchy, except for the commodity derivatives classified as Level 2 as disclosed in Note 6, as of December 31, 2017 and 2016:

	Second Lien Term Loan Conversion Features	Warrant Liabilities	Total
	(in thousands)
Balance at January 1, 2017	$-	$(1,400)	$(1,400)
Issuance	(65,647)	-	(65,647)
Cashless exercise of warrants	-	370	370
Change in fair value of derivative liabilities	(7,067)	807	(6,260)
Balance at December 31, 2017	$(72,714)	$(223)	$(72,937)

	Convertible Debenture Derivative Liability	Warrant Liabilities	Incentive Bonus	Total
	(in thousands)
Balance at January 1, 2016	$(6)	$(56)	$(223)	$(285)
Additional liability	-	(164)	(393)	(557)
Reversal of accrued bonus	-	-	718	718
Converted to equity	(54)	-	-	(54)
Change in fair value of derivative liabilities	60	(1,180)	(102)	(1,222)
Balance at December 31, 2016	$-	$(1,400)	$-	$(1,400)

NOTE 5 - ASSET RETIREMENT OBLIGATIONS (ARO)

The information below reconciles the value of the asset retirement obligation for the periods presented:

	Year Ended December 31,
	2017	2016
	(In thousands)
Balance at January 1	$1,257	$208
Liabilities assumed from merger	-	777
Liabilities incurred	20	311
Accretion expense	82	132
Settlements	(288)	(92)
Change in estimate	(119)	(79)
Balance at December 31	952	1,257
Less: current portion of ARO at December 31	(226)	(338)
Total Long-term ARO at end of year	$726	$919

NOTE 6 - DERIVATIVES

As discussed in Note 4, the Second Lien Term Loan contains conversion features that are exercisable at the option of the Lead Lender or the Company. The conversion features have been identified as embedded derivatives which (i) contain economic characteristics that are not clearly and closely related to the host contract, the Second Lien Term Loan, and (ii) separate, stand-alone instruments with similar terms would qualify as derivative instruments. As such, the conversion features were bifurcated and accounted for separately from the Second Lien Term Loan. The conversion features are recorded at fair value for each reporting period with changes in fair value included in the consolidated statement of operations for the year ended December 31, 2017. The Company recorded derivative liabilities associated with the Second Lien Term Loan at an original fair value of approximately $65.6 million at issuance. As of December 31, 2017, the fair value of the derivative liability was approximately $72.7 million. As a result, the Company recognized unrealized gains of approximately $7.1 million in its consolidated statement of operations for the year ended December 31, 2017. There were no derivative liabilities associated with convertible debt instruments for the year ended December 31, 2016. In addition, as of December 31, 2017 and 2016, the Company’s outstanding derivative liabilities included the fair value of the derivative liabilities associated with the SOS warrants totaled $0.2 million and $0.2 million, respectively.

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, or to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or modify the future prices to be realized. The derivative contracts may include fixed-for-floating price swaps (whereby, on the settlement date, the Company will receive or pay an amount based on the difference between a pre-determined fixed price and a variable market price for a notional quantity of production), put options (whereby the Company pays a cash premium in order to establish a fixed floor price for a notional quantity of production and, on the settlement date, receives the excess, if any, of the fixed price floor over a variable market price), and costless collars (whereby, on the settlement date, the Company receives the excess, if any, of a variable market price over a fixed floor price up to a fixed ceiling price for a notional quantity of production).

These hedging activities, which are governed by the terms of our Second Lien Credit Agreement, are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations. It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market makers. All of our derivatives are with non-lender counterparties and are designated as unsecured. Certain of our derivative counterparties may require the posting of cash collateral under certain conditions. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.

All of our derivatives are accounted for as mark-to-market activities. Under ASC Topic 815, “Derivatives and Hedging,” these instruments are recorded on the consolidated balance sheets at fair value as either short term or long-term assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities by commodity for counterparties where a legal right to such offset exists. Changes in the derivatives’ fair values are recognized in current earnings since the Company has elected not to designate its current derivative contracts as cash flow hedges for accounting purposes.

The following table presents the Company’s derivative positions as of December 31, 2017:

As of December 31,
2017
(In thousands)
Oil positions:
Fixed-for-floating price swaps (NYMEX WTI):
Hedged Volume (Bbls)	75,070
Average price ($/Bbl)	$50.74

Put Options (NYMEX WTI):
Hedged Volume (Bbls)	105,930
Average price ($/Bbl)	$52.50

Call Options (NYMEX WTI):
Hedged Volume (Bbls)	105,930
Average price ($/Bbl)	$60.80

Year Ended December 31,
2017
(In thousands)
Beginning fair value of commodity derivatives	$—
Net losses on crude oil derivatives	(1,063)
Net settlement paid on crude oil derivative contracts	96
Net settlement unpaid on crude oil derivative contracts	114
Ending fair value of commodity derivatives	$(853)

The Company’s derivatives are presented on a net basis under fair value of derivative instruments on the consolidated balance sheets. The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s consolidated balance sheets:

December 31, 2017
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
(in thousands)
Offsetting Derivative Assets:
Current asset	$-	$-	$-
Long-term asset	-	-	-
Total asset	$-	$-	$-
Offsetting Derivative Liabilities:
Current liability	$853	$-	$853
Long-term liability	-	-	-
Total liability	$853	$-	$853

The Company had no hedging activities as of December 31, 2016.

NOTE 7 - LONG-TERM DEBT

	As of December 31,
	2017	2016
	(In thousands)
6% Bridge Loans associated with the amended First Lien Term Loan, due 2019, net of debt issuance costs	$30,363	$-
6% Senior Secured Term Loan, due 2019, net of debt issuance costs	-	29,214
8.25% Second Lien Term Loans, due 2021, net of debt issuance costs and debt discount	96,431	-
6% note payable to SOS Investment, LLC, due 2019	1,000	1,000
Other notes payable, due 2018	11	29
Total Long-term debt	$127,805	$30,243
Less: current portion	(11)	(17)
Total Long-term debt, net of current portion	$127,794	$30,226

Total principal amount of debt maturities related to borrowings for the five years ending December 31, 2022 include: $0.01 million in 2018, $31.0 million in 2019, and $150.0 million in 2021. There will be no payments due in 2020 and 2022.

At December 31, 2017 and 2016, the carrying amounts of term loans were as follows:

	Principal Amount	Paid-in- kind Interest	Unamortized Debt Issuance Costs & Debt Discount	Carrying Amount
December 31, 2017:
Bridge Loans associated with the amended First Lien Term Loan, due September 2019	$30,000	$807	$(444)	$30,363
Second Lien Term Loan, due April 2021	150,000	5,752	(59,321)	96,431
Total:	$180,000	$6,559	$(59,765)	$126,794

December 31, 2016:
Senior Secured Term Loan, due 2019	$31,000	$-	$(1,786)	$29,214
Total:	$31,000	$-	$(1,786)	$29,214

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

The First Lien Credit Agreement provided for a $50 million three-year senior secured term loan with initial commitments of $31 million. On February 7, 2017, pursuant to the terms of the First Lien Credit Agreement, the Company exercised the accordion advance feature, increasing the aggregate principal amount outstanding under the term loan from $31 million to $38.1 million (the “First Lien Term Loan”).

In connection with the exercise of the accordion advance feature for $7.1 million, the Company incurred $0.4 million in commitment fees and also amended certain warrants held by the lenders to purchase up to approximately 738,638 shares of common stock, such that the exercise price per share was lowered from $2.50 to $0.01. The Company accounted for these repriced warrants as additional debt discount to the First Lien Term Loan for $1.0 million, to be accreted, together with the remaining $0.6 million debt discount at December 31, 2016, over the remaining term of the loan. On April 26, 2017, the Company fully paid off the amount outstanding of $38.1 million including accrued interest on the First Lien Term Loan. As a result, for the year ended December 31, 2017, the Company fully amortized approximately $1.4 million of debt discount and approximately $1.6 million of deferred financing costs, respectively. These amounts were recorded as a non-cash component of interest expense.

Amendments to First Lien Credit Agreement

On April 24, 2017, and subsequently on April 26, 2017, and July 25, 2017, and October 19, 2017 the Company entered into the first, second, third and fourth amendments (together, the “First Lien Amendments”), respectively, to the Company’s First Lien Credit Agreement. The First Lien Amendments, among other things, added Lilis Operating and Hurricane Resources as guarantors under the credit agreement, added certain lenders, and extended further credit in the form of an initial bridge loan in an aggregate principal amount of $15.0 million (the “Initial Bridge Loan”). The Initial Bridge Loan was fully drawn on April 24, 2017, and is secured by the same first priority liens on substantially all of the Company’s assets as the First Lien Term Loan. Additionally, pursuant to the First Lien Amendments, the lenders made further extensions of credit, in addition to the currently existing loans under the First Lien Credit Agreement (the “Bridge Loans”), in the form of an additional, incremental bridge loan in an aggregate principal amount of $15,000,000 (the “Incremental Bridge Loan”, and together with the Bridge Loans, the “First Lien Loans”). The First Lien Loans, including the Incremental Bridge Loan, were fully drawn as of October 19, 2017. As of December 31, 2017, the unamortized portion of the debt issuance costs associated with the First Lien Loans were approximately $0.3 million.

The First Lien Credit Agreement, as amended, (a) provides that, effective as of October 1, 2017, the unpaid principal of the First Lien Loans will bear (i) cash interest at a rate per annum of 10% and (ii) additional interest at a rate per annum of 6%, payable only in-kind by increasing the principal amount of the First Lien Loans by the amount of such interest due on each interest payment date and (b) permits the loans under the Second Lien Credit Agreement to equal an increased amount of up to $175.0 million. The First Lien Loans mature on October 21, 2018 and may be repaid in whole or part at any time at the option of the Company, subject to the payment of certain specified prepayment premiums. Additionally, the First Lien Loans are subject to mandatory prepayment with the net proceeds of certain asset sales and casualty events, subject to the right of the Company to reinvest the net proceeds of asset sales and casualty events within 180 days. The Company subsequently used approximately $31.5 million of the proceeds of the Riverstone First Lien Loans (hereinafter defined) to repay in full our obligations under and retire the First Lien Credit Agreement. As the First Lien Loans were fully repaid subsequent to December 31, 2017, these loans were classified as long-term.

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

On October 3, 2017, the Company, certain subsidiaries of the Company, as guarantors (the “Guarantors”), Wilmington Trust, National Association, as administrative agent and the lenders party thereto, entered into Amendment No. 1 to the Second Lien Credit Agreement (“Amendment No. 1 to the Second Lien Credit Agreement”). The purpose of Amendment No. 1 to the Second Lien Credit Agreement is to waive certain conditions precedent to the drawing of the Delayed Draw Term Loan under the Second Lien Credit Agreement and to provide for the funding of such Delayed Draw Term Loan upon the signing of the lease acquisition agreement with KEW Drilling, a Delaware limited partnership. The Company borrowed the full $45.0 million of the availability under the Delayed Draw Term Loan on October 4, 2017.

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

On November 10, 2017, the Company entered into a third amendment to the Second Lien Credit Agreement (“Amendment No. 3 to the Second Lien Credit Agreement”), by and among the Company, the Guarantors, the Agent and the Lenders, including the Lead Lender. Amendment No. 3 to the Second Lien Credit Agreement increased by $25.0 million the amount of delayed draw term loans available for borrowing under the Second Lien Credit Agreement. The additional $25.0 million of Delayed Draw Term Loan was drawn on November 10, 2017. The $25.0 million of proceeds from these loans may be used to fund oil and natural gas property acquisitions, subject to certain limitations, to fund drilling and completion costs or for other general corporate purposes.

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

Each tranche of the Second Lien Loans is separately convertible at any time, in full and not in part, at the option of the Lead Lender, as follows:

•	70% of the principal amount of each tranche of Second Lien Loans, together with accrued and unpaid interest and the make-whole premium on such principal amount (the “Conversion Sum”), will convert into a number of newly issued shares of common stock determined by dividing the total of such principal amount, accrued and unpaid interest and make-whole premium by $5.50 (subject to certain customary adjustments, the “Conversion Price”); and

•	30% of the principal amount of the Conversion Sum will convert on a dollar for dollar basis into a new term loan (the “Take Back Loans”).

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

As discussed in Note 4, Fair Value of Financial Instruments, above and Note 6, Derivatives, above, the Company separately accounts for the embedded conversion features as a derivative instrument in accordance with accounting guidance relating to recording embedded derivatives at fair value. The initial fair value of the embedded derivatives is recorded as a debt discount to the Second Lien Term Loan. The debt discount is amortized over the term of the Second Lien Term Loan using the effective interest method.

Restrictive Covenants

As of December 31, 2017, the Company’s First Lien Credit Agreement and Second Lien Credit Agreement contain various covenants, including restrictions on additional indebtedness, payment of cash dividends on common stock and preferred stock, and maintenance of certain financial ratios. The First Lien Credit Agreement, as amended, requires that, commencing with the testing period ending at December 31, 2018, we satisfy an asset coverage ratio (“ACR”) test by maintaining an ACR of 1.00 to 1.00 or greater. In addition, the Second Lien Credit Agreement requires us to maintain, commencing with the testing period ending June 30, 2018, an ACR of 1.00 to 1.00. or greater. At December 31, 2017, the Company was in compliance with all restricted covenants.

SOS Note

On June 30, 2016, pursuant to the merger agreement with Brushy and as a condition of the fourth amendment to such merger agreement, the Company was required to make a cash payment of $500,000 to SOS, and also executed a subordinated promissory note with SOS, for $1 million, at an interest rate of 6% per annum which matures on June 30, 2019. In conjunction with the cash payment and the note, the Company also issued 200,000 warrants at an exercise price of $25.00. The Company accounted for the cost of warrants of $0.2 million as part of the Brushy merger transaction costs during the year ended December 31, 2016. The SOS note was fully paid on January 22, 2018.

Interest Expense

The components of interest expense are as follows:

	Years Ended December 31,
	2017	2016

Interest on term loans	$1,774	$446
Interest on notes payable	53	412
Interest on convertible notes and debentures (1)	-	880
Paid-in-kind interest on term loans	6,559	-
Amortization of debt financing costs on term loans	1,886	328
Amortization of discount on term loans	8,485	2,858
Total:	$18,757	$4,924

(1)	These convertible notes and debentures including accrued interest were fully converted into the Company’s common stock upon closing of the Brushy merger on June 23, 2016.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental and Governmental Regulation

At December 31, 2017, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and natural gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and natural gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of December 31, 2017, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Operating Leases

The Company has a two-year operating lease for office space in San Antonio, Texas and various other operating leases on a month-to-month basis which include office leases in Fort Worth and Houston, Texas and corporate apartment leases in San Antonio, Texas. Rent expense for the years ended December 31, 2017 and 2016, was approximately $0.6 million and $0.2 million, respectively. As of December 31, 2017, the Company has approximately $0.2 million of minimum lease payments on its operating lease which consists of annual minimum lease payments of approximately $0.2 million in 2018.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017 and 2016, the Company has engaged in the following transactions with related parties:

Year Ended December 31,
Related Party	Transactions	2017	2016
($ in thousands)
Greater than 10% Shareholder:

		Year Ended December 31,
Related Party	Transactions	2017	2016
		($ in thousands)
Bryan Ezralow (Ezralow as a family has >10% ownership in the Company)	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the year ended December 31, 2017.	$628	$1,300
	Participated in the September 29, 2016 $50 million credit facility which was fully paid off during the year ended December 31, 2017.	1,356	1,450
	Converted the holdings of Debentures entered into on December 29, 2015 into common stock through EZ Colony Partners, LLC owned by Bryan Ezralow upon the closing of the Brushy merger on June 23, 2016.	-	1,540
	Warrants exercised at $0.01 per share during the year ended December 31, 2017	21	-
	Participated in private placement transaction on February 28, 2017	1,400	-
	Total:	$3,405	$4,290

Mark Ezralow	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the nine months ended September 30, 2017.	$574	$-
	Participated in the September 29, 2016 $50 million credit facility which was fully paid off during the year ended December 31, 2017.	1,055	950
	Warrants exercised at $0.01 per share during the year ended December 31, 2017.	18	-
	Participated in private placement transaction on February 28, 2017.	1,200	-
	Total:	$2,847	$950

		Year Ended December 31,
Related Party	Transactions	2017	2016
		($ in thousands)

Investor Company	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the year ended December 31, 2017.	$4,318	$-
	Participated in the September 29, 2016 $50 million credit facility which was repaid during the year ended December 31, 2017	20,093
	Participated in the amendment to the Company’s first lien credit facility in April 2017 by reinvesting its principal amount that was paid down in the form of bridge loan including paid and accrued interest	2,188	-
	Participated in the amendment to the Company’s first lien credit facility in October 2017 by an investment in the form of incremental bridge loan including paid and accrued interest	1,368	-
	Warrants exercised at $0.01 per share during the year ended December 31, 2017.	23	-
	Total:	$27,990	$-

Directors and Officers:
G. Tyler Runnels, (Director)	Received advisory fee for Series B Preferred Stock offering fees and warrants to purchase up to 452,724 shares of common stock, at an exercise price of $1.30 per share, exercisable on or after September 17, 2016 through T.R. Winston & Company, LLC (“TRW”) (1).	$-	$500

		Year Ended December 31,
Related Party	Transactions	2017	2016
		($ in thousands)
	Reinvested advisory fee for 150 shares of Series B Preferred Stock and 68,182 warrants at exercise price of $2.50 per share through TRW.	-	150
	Converted shares of Series A Preferred Stock into common stock upon the closing of the Brushy merger on June 23, 2016 through TRW and Runnels Family Trust DTD 1-11-2000(2).	-	779
	Cash paid for advisory fee on Convertible Notes which was reinvested in 350 shares of Series B Preferred Stock through TRW.	-	350
	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017 through TRW, which were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	-	400

		Year Ended December 31,
Related Party	Transactions	2017	2016
		($ in thousands)
	Participated in Series B Preferred Stock offering in 2016 through TRW and Runnels Family Trust DTD 1-11-2000 and converted into common stock during the year ended December 31, 2017.	520	-
	Participated in private placement transaction on February 28, 2017 through TRW and Runnels Family Trust DTD 1-11-2000.	796	-
	Warrants exercised at $0.10 per share during the year ended December 31, 2017 through Runnels Family Trust DTD 1-11-2000 and TRW Capital Growth Fund, LP(3).	17	-
	Sublet office space through TRW in New York to the Company for rent of $10,000 per month from January 1, 2017 through October 31, 2017.	80	15
	Total:	$1,413	$2,194

		Year Ended December 31,
Related Party	Transactions	2017	2016
		($ in thousands)
Nuno Brandolini (Director)	Participated in Convertible Notes maturing on September 30, 2016 and April 1, 2017. These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$-	$250
	Converted shares of Series A Preferred Stock into common stock upon the closing of the Brushy merger on June 23, 2016.	-	100
	Warrants exercised at $0.10 per share during the year ended December 31, 2017.	4	-
	Total:	$4	$350

General Merrill McPeak (Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017. These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$-	$250

		Year Ended December 31,
Related Party	Transactions	2017	2016
		($ in thousands)
	Converted shares of Series A Preferred Stock into common stock upon the closing of the Brushy merger on June 23, 2016.	-	250
	Total:	$-	$500

R. Glenn Dawson (Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017. These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$-	$50
	Participated in Series B Preferred Stock offering in 2016 and converted into common stock during the year ended December 31, 2017.	130	125
	Total:	$130	$175

Mark Christensen (Director)	Participated in the Company’s accordion advance of the first lien facility in February 2017 through Trace Capital Inc. (“Trace Capital”) (4)	$1,600	$-
	Participated in private placement transaction on February 28, 2017 through Trace Capital.	1,000	-
	Participated in the amendment to the Company’s first lien credit facility in April 2017 through Trace Capital by reinvesting its principal amount that was paid down in the form of bridge loans plus paid and accrued interest	1,586	-
	Participated in the September 29, 2016 $50 million credit facility and February 7, 2017 accordion advance of the first lien facility which were repaid during the year ended December 31, 2017	2,612
	Participated in the amendment to the Company’s first lien credit facility in October 2017 by an investment in the form of incremental bridge loan including paid and accrued interest	1,578	-
	Exercise of warrants	2	-
	Received fees through KES 7 Capital Inc. (5) for acting as an advisor on certain of the Company’s financing transactions.	905	-
	Total:	$9,283	$-

Ronald D. Ormand (Executive Chairman)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017 through the Bruin Trust.(6) These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$-	$1,150
	Participated in Series B Preferred Stock offering in 2016 and converted into common stock in 2017 through Perugia Investment LP(7) during the year ended December 31, 2017.	1,093	1,000
	Exercise of warrants	4	-
	Converted shares of Series A Preferred Stock into common stock through Perugia Investment LP upon the closing of the Brushy merger on June 23, 2016.	-	500
	Consulting fee paid to MLV & Co. LLC for which Mr. Ormand was the Managing Director and Head of the Energy Investment Banking Group	-	100
	Accounts receivable due for federal tax withholding on vested restricted shares. This amount was deducted from bonus payment in February 2018.	107	-
	Total:	$1,204	$2,750

Joseph C. Daches (Chief Financial Officer)	Accounts receivable due for federal tax withholding on vested restricted shares. This amount was deducted from bonus payment in February 2018.	$100	-
	Total:	$100	$-

Brennan Short (former Chief Operating Officer)	Consulting fees paid to MMZ Consulting, Inc. which is owned by Mr. Short. Mr. Short is the sole member of the corporation.	$283	$-
	Total:	$283	$-

Abraham Mirman (former Chief Executive Officer and Director)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017 through The Bralina Group, LLC.(8) These notes were fully converted into common stock upon closing of the Brushy merger on June 23, 2016.	$-	$750
	Participated in Series B Preferred Stock offering in 2016 and converted into common stock in 2017 through the Bralina Group, LLC.	1,803	1,650
	Converted shares of Series A Preferred Stock into common stock upon the closing of the Brushy merger on June 23, 2016.	-	250
	Total:	$1,803	$2,650

Kevin Nanke (former Chief Financial Officer)	Participated in Convertible Notes maturing on June 30, 2016 and April 1, 2017. These notes were converted into the Company’s common stock upon the closing of the Brushy merger on June 23, 2016.	$-	$100
	Participated in Series B Preferred Stock offering in 2016 and converted into common stock in 2017 through KKN Holdings LLC during the year ended December 31, 2017.	219	200
	Warrants exercised at $0.01 per share during the year ended December 31, 2017.	4	-
	Purchased the DJ Basin properties from the Company through Nanke Energy, LLC on January 31, 2017.	2,000	-
	Total:	$2,223	$300

(1)	Mr. Runnels has sole voting and dispositive power over all securities held by T.R. Winston & Company, LLC.
(2)	Mr. Runnels acts as a trustee with Jasmine N. Runnels for the Runnels Family Trust DTD 1-11-2000 and has shared voting and dispositive power.
(3)	Mr. Runnels has sole voting and dispositive power over all securities held by TRW Capital Growth Fund, LP.
(4)	Trace Capital Inc. is an entity controlled by Mr. Christensen’s wife, who has sole voting and dispositive power over the securities held by Trace Capital Inc.
(5)	Mr. Christensen has sole voting and dispositive power over all securities held by KES 7 Capital Inc.
(6)	An irrevocable trust managed by Jerry Ormand, Mr. Ormand's brother, as trustee and whose beneficiaries are the adult children of Ronald Ormand.
(7)	Mr. Ormand has sole voting and dispositive power over the securities held by Perugia Investment LP.
(8)	Mr. Mirman has shared voting and dispositive power over the securities held by The Bralina Group, LLC with Susan Mirman.

NOTE 10 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(in thousands)
U.S. Federal:
Current	$-	$-
Deferred	32,579	(2,971)

State and local:
Current	-	-
Deferred	1,059	(124)
	33,638	(3,095)
Change in valuation allowance	(33,638)	3,095
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Oil and natural gas properties and equipment	$-	$5,156
Net operating loss carry-forward	15,653	42,017
Share based compensation	784	2,135
Abandonment obligation	212	445
Derivative instruments	191	-
Accrued liabilities	43	-
Debt conversion costs	-	482
Other	9	28
Total deferred tax asset	16,892	50,263
Valuation allowance	(16,624)	(50,263)
Deferred tax asset, net of valuation allowance	$268	$-

Deferred tax liabilities:
Oil and natural gas properties and equipment	$268	$-
Total deferred tax liability	268	-
Net deferred tax asset (liability)	$-	$-

Reconciliation of the Company’s effective tax rate to the expected U.S. federal tax rate is:

	Year Ended December 31,
	2017	2016
Effective federal tax rate	34.00%	34.00%
State tax rate, net of federal benefit	1.11%	1.42%
Effect of the Tax Cuts and Jobs Act	-11.22%	-%
Change in fair value derivative liability	-2.59%	-1.32%
Debt discount amortization	-3.51%	-4.11%
Share based compensation differences and forfeitures	0.91%	-2.28%
Change in rate	-0.05%	-5.90%
Other permanent differences	-4.61%	-12.29%
NOL true-up - §382 limitation	-47.22%	-0.00%
Other	-6.47%	-0.10%
Valuation allowance	39.65%	-9.42%
Net	-%	-%

As of December 31, 2017 and 2016, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $70.1 million and $118.6 million, respectively, available to offset future taxable income. To the extent not utilized, the net operating loss carry-forwards as of December 31, 2017 will expire beginning in 2027 through 2036. A full Section 382 analysis was prepared in 2017 resulting in a true-up of the Company’s net operating losses subject to limitation under Section 382 from $118.6 million to $9.1 million as of December 31, 2016. The net operating loss of $70.1 million as of December 31, 2017 could be subject to Section 382 limitation due to potential ownership changes of more than 50% which may have occurred during the current tax year.

In assessing the need for a valuation allowance on the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both positive and negative. Negative evidence considered by management includes cumulative book and tax losses in recent years, no taxable income in available carryback years, and no tax planning strategies contemplated to realize the valued deferred tax assets.

As of December 31, 2017, and 2016, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use the Company’s deferred tax assets and determined that it is not more-likely-than-not that the deferred tax assets would be realized in the near future. Therefore, the Company recorded a full valuation allowance of approximately $16.6 million and $50.0 million on its deferred tax assets as of December 31, 2017 and 2016, respectively.

The New Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code applicable to certain items in 2017 as well as those applicable to 2018 and subsequent years.

ASC 740 requires the recognition of the tax effects of the Act for annual periods that include December 22, 2017. At December 31, 2017, the Company has made reasonable estimates of the effects on its existing deferred tax balances. The Company has remeasured certain federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally twenty one percent. The provisional amount recognized related to the remeasurement of its federal deferred tax balance was $9.5 million, which was subject to a valuation allowance at December 31, 2017.

The Company will continue to analyze the Act and future IRS regulations, refine its calculations, gain a more thorough understanding of how individual states are implementing this new law and evaluate other provisions of the tax reform. This further analysis could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts.

NOTE 11 - STOCKHOLDERS’ EQUITY

Authorized Shares of Common Stock

On May 2, 2017, the Board of Directors authorized the amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock by 50 million from the prior level of 100 million. This amendment was also approved by the Company’s stockholders on July 13, 2017. There was no change in the stated par value of the shares as a result of this amendment.

Conditionally Redeemable 6% Preferred Stock

In August 2014, the Company designated 2,000 shares of its authorized preferred stock as Conditionally Redeemable 6% Preferred Stock, or (the “Redeemable Preferred”). All 2,000 shares of Redeemable Preferred were issued in September 2014, pursuant to the Settlement Agreement with Hexagon, LLC (f/k/a Hexagon Investments, LLC) (“Hexagon”). The Redeemable Preferred had a par value and stated value $1,000 per share.

Effective as of April 24, 2017, the Company redeemed, in full, the Company’s Redeemable Preferred pursuant to a Settlement and Release Agreement (the “Settlement Agreement”) between the Company and Hexagon, which sets forth the terms of the redemption. In addition, the Settlement Agreement resolves certain other issues related to liability reimbursements on certain oil and natural gas properties that had previously been alleged by Hexagon.

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

The Series B Preferred Stock was classified as equity based on the following criteria: i) the redemption of the instrument at the control of the Company; ii) the instrument is convertible into a fixed amount of shares at a conversion price of $1.10; iii) the instrument is closely related to the underlying Company’s Common Stock; iv) the conversion option is indexed to the Company’s stock; v) the conversion option cannot be settled in cash and only can be redeemed at the discretion of the Company; and vi) the Series B Preferred Stock is not considered convertible debt.

Shares of the Series B Preferred Stock and related warrants were valued using the relative fair value method. The Company determined the transaction created a beneficial conversion feature of $7.9 million, which was expensed immediately and was calculated by taking the net proceeds of approximately $15.2 million and valuing the warrants as of June 15, 2016, utilizing a Black-Scholes Merton option model. The inputs for the pricing model are: $1.20 market price per share; exercise price of $2.50 per share; contractual life of 2 years; volatility of 238%; and risk-free rate of 0.78%. As of December 31, 2016, the total value of the issued and outstanding shares of Series B Preferred Stock was approximately $13.4 million. As of December 31, 2017, all shares of Series B Preferred Stock were fully converted into the Company’s shares of common stock.

On April 25, 2017, the Company entered into a Series B 6.0% Convertible Preferred Stock Conversion Agreement (the “Conversion Agreement”), with all of the holders of the outstanding Series B Preferred Stock (the “Series B Holders”) to convert any outstanding shares of Series B Preferred Stock including an increase in the stated value to reflect dividends that would have accrued through December 31, 2017 into approximately 14.3 million shares of common stock. On the same date, the Series B Holders further agreed to adopt the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock (“A&R COD”) in order to remove certain restrictions contained therein with respect to beneficial ownership limitations, a condition of the Conversion Agreement. The A&R COD became effective on April 26, 2017, resulting in the automatic conversion of all outstanding Series B Preferred Stock. As a result of the automatic conversion, the Company recognized $4.6 million of dividends and deemed dividends on the Series B Preferred Stock during the year ended December 31, 2017.

The Conversion Agreement contained customary representations and warranties by the Series B Holders and other agreements and obligations of the parties.

Private Placement

On February 28, 2017, the Company entered into a Securities Subscription Agreement (the “Subscription Agreement”) with certain institutional and accredited investors in connection with a private placement (the “March 2017 Private Placement”) to sell 5.2 million units, consisting of approximately 5.2 million shares of common stock and warrants to purchase approximately an additional 2.6 million shares of common stock. Each unit consisted of one share of common stock and a warrant to purchase 0.50 shares of common stock, at a price per unit of $3.85. Each warrant has an exercise price of $4.50 and may be subject to redemption by the Company, upon prior written notice, if the price of the Company’s common stock closes at or above $6.30 for twenty trading days during a consecutive thirty trading day period. As of December 31, 2017, the Company received aggregate gross proceeds of $20.0 million and issued 5,194,821 shares of common stock and warrants to purchase 2,597,420 shares of common stock.

Warrants

The following table provides a summary of warrant activity for the years ended December 31, 2017 and 2016:

	Warrants	Weighted- Average Exercise Price	Expiration Date
Outstanding at January 1, 2016	2,478,316	$14.80	12/31/2018 to 02/04/2020
Warrants issued to Series B Preferred Stock	9,090,926	1.54	06/22/2018
Warrants issued for fees	1,272,727	1.30	06/22/2018
Warrants issued with Convertible Notes	1,145,238	2.47	12/31/2018 to 05/04/2019
Warrants issued to amend Convertible Notes	1,648,267	2.50	08/03/2019
Additional warrants issued to Bristol	541,026	3.12	05/29/2017
Warrants issued to SOS in connection with the Merger	200,000	2.50	06/22/2018
Exercised, forfeited, or expired	(460,989)	(34.74)
Outstanding at December 31, 2016	15,915,511	$3.34
Warrants issued in connection with private placement	2,597,420	4.50	03/06/2022
Warrants issued to Heartland	160,714	3.50	01/08/2020
Exercised	(6,144,176)	(0.30)
Forfeited or expired	(646,669)	(25.70)
Outstanding at December 31, 2017	11,882,800	$3.46

The aggregate intrinsic value associated with outstanding warrants was approximately $19.6 million and $18.3 million at December 31, 2017 and 2016, respectively, based on the Company’s closing Common Stock price of $5.11 and $3.10, respectively. The weighted average remaining contractual life was 1.66 years and 1.64 years as of December 31, 2017 and 2016.

During the year ended December 31, 2016, the Company issued approximately 13.2 million warrants to purchase shares of Common Stock to Purchasers of the Convertible Notes, Purchasers of Series B Preferred Stock and placement agent fees in connection with the Series B Preferred Stock Offering. The Company also issued a warrant to purchase 200,000 shares of Common Stock to Brushy's subordinated lender in exchange for extinguishment of certain debt owed by Brushy.

In connection with the May 2016 Financing, in exchange for additional consideration in the form of participation in the May 2016 Convertible Notes offering, certain Purchasers received amended and restated warrants to purchase approximately 620,000 shares of Common Stock, which reduced the exercise price of the warrants issued to these Purchasers in each of the prior two Convertible Notes issuances from $2.50 to $0.10, 80,000 of which were subsequently exercised. Additionally, during the year ended June 30, 2016, in exchange for several offers to immediately exercise a portion of each investor’s outstanding warrants issued between 2013 and 2014, the Company reduced the exercise price on warrants to purchase a total of 416,454 shares of Common Stock ranging from $42.50 to $25.00 per share to $0.10 per share, of which a total of 315,990 were subsequently exercised, resulting in the issuance of an aggregate amount of 300,706 shares of Common Stock due to certain cashless exercises. The Company accounted for the reduction in the exercise price as an inducement expense and recognized $1.7 million in other income (expense).

Additionally, in connection with the Credit and Guarantee Agreement, as partial consideration to the Lenders, the Company also amended certain warrants issued in the Series B private placement held by the Lenders to purchase up to an aggregate amount of approximately 3.5 million shares of Common Stock, such that the exercise price per share was lowered from $2.50 to $0.01 on such warrants. The number of warrants amended for each Lender was based on the amount of each Lender’s respective participation in the initial Term Loan relative to the amount invested in the Series B private placement. All of the amended warrants are exercisable through June 22, 2017, subject to certain conditions. As of December 31, 2017, these warrants with an exercise price of $0.01 per share were fully exercised, resulting in the issuance of an aggregate of 4,441,836 shares of Common Stock.

NOTE 12 - SHARE-BASED AND OTHER COMPENSATION

On April 20, 2016, the Company’s Board and the Compensation Committee of the Board approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Plan”). On November 3, 2016 the Company’s stockholders voted to increase number of shares of Common Stock authorized for issuance under the 2016 Plan to 10 million. At the 2017 Annual Meeting of Stockholders of the Company held on July 13, 2017, the Company’s stockholders approved the second amendment to its 2016 Plan to increase the number of shares of common stock available for grant under the 2016 Plan from 10 million to 13 million shares. As of December 31, 2017, 607,186 shares of the 13 million shares of the Company’s common stock authorized for awards under the 2016 Plan remained available for future issuances. The Company generally issues new shares to satisfy awards under employee share-based payment plans.

	2017			2016
(in thousands)	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock-based compensation expensed	$7,255	$14,283	$21,538	$4,475	$2,398	$6,873
Unamortized stock-based compensation costs	$4,267	$8,669	$12,936	$5,200	$1,249	$6,449
Weighted average amortization period remaining (years)	0.70	0.82		1.68	1.45

Summary of non-cash compensation in the Statement of Changes in Stockholders’ Equity:

	December 31,
	2017	2016
	(In thousands)

Common stock issued for directors’ fees	$-	$85
Common stock issued for officer and Board compensation	-	120
Stock based compensation for issuance of stock options	7,255	4,475
Stock based compensation for issuance of restricted stock	14,186	2,398
Common stock issued for professional services	97	-
Total non-cash compensation in the Statement of Changes in Stockholders’ Equity	$21,538	$7,078

Restricted Stock

Employees may be granted restricted stock in the form of restricted stock awards or restricted stock units. Restricted stock is subject to forfeiture restrictions and cannot be sold, transferred, or disposed of during the restriction period. The holders of restricted stock awards have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares. A restricted stock unit is equivalent to a restricted stock award except that unit holders do not have the right to vote. Restricted stock vests over service periods ranging from the date of grant generally up to two or three years.

A summary of restricted stock grant activity pursuant to the 2016 Plan for the years ended December 31, 2017 and 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2016	-	$-
Granted	1,780,052	1.54
Vested and issued	(711,747)	(1.75)
Forfeited	-	-
Outstanding at December 31, 2016	1,068,305	$1.55
Granted	4,266,345	4.84
Vested and issued	(2,162,915)	(3.78)
Forfeited	(696,469)	(4.26)
Outstanding at December 31, 2017	2,475,266	$4.22

A summary of restricted stock unit grant activity pursuant to the 2012 Plan for the years ended December 31, 2017 and 2016 is presented below. The Company no longer grants any awards under previous plans.

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2016	186,900	$12.29
Granted	-	-
Vested and issued	(10,834)	(18.75)
Forfeited	(26,482)	(16.15)
Outstanding at December 31, 2016	149,584	10.56
Granted	-	-
Vested and issued	(139,585)	(4.77)
Forfeited	-	-
Outstanding at December 31, 2017	$9,999	$6.57

Stock Options

Employees may be granted incentive stock options to purchase shares of the Company’s common stock with an exercise price equal to, or greater than, the fair market value of the Company’s common stock on the date of grant. These stock options generally vest over two years from the date of grant and terminate at the earlier of the date of exercise or ten years from the date of grant. During the year ended December 31, 2017, the Company received cash proceeds of approximately $0.5 million from the exercise of vested stock options.

The fair value of stock option awards is determined using the Black-Sholes-Merton option-pricing model based on several assumptions. These assumptions are based on management’s best estimate at the time of grant. The Company used the following weighted average of each assumption based on the grants in each fiscal year:

	2017	2016
Expected Term in Years	2 years	4 years
Expected Volatility	101%	152%
Expected Dividends	0%	0%
Risk-Free Interest Rate	1.38%	1.08%

The Company estimates expected volatility based on an analysis of its historical stock prices since the IPO date in 2007. The Company estimates the expected term of its option awards based on the vesting period. The Company uses this method to provide a reasonable basis for estimating its expected term due to the lack of sufficient historical employee exercise data on stock option awards.

A summary of stock option activity for the years ended December 31, 2017 and 2016 is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2016	608,333	$14.60	296,666	4.1
Granted	5,683,500	2.14
Forfeited or cancelled	(335,000)	(5.34)
Outstanding at December 31, 2016	5,956,833	$2.04	2,208,757	9.6
Granted	3,260,000	4.74
Exercised	(304,896)	(2.01)
Forfeited or cancelled	(1,606,937)	(3.06)
Outstanding at December 31, 2017	7,305,000	$3.74	3,534,484	8.9

During the year ended December 31, 2017, options to purchase 3,260,000 shares of the Company’s common stock were granted under the 2016 Plan. The weighted average fair value of these options was $4.74.

The options to purchase 3,260,000 shares of the Company’s common stock include the following:

(i)	Options granted to employees of the Company to purchase 2,510,000 shares of the Company’s common stock during the year ended December 31, 2017; and
(ii)	On June 16, 2017, the Company cancelled 250,000 of the options granted in June 2016 and all of the 500,000 options granted in December 2016 to an executive due to option grants that were in excess of the 2016 Plan individual limits. Additional options to purchase 750,000 shares of the Company’s common stock, 389,657 restricted shares and cash in an amount of $87,922 were awarded and paid to the executive to replace the cancelled option grants. The Company accounted for the replacement award as a modification of the terms of the cancelled award in accordance with ASC 718-20-35-8 “Cancellation of an award accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuation consideration.” As a result, during the year ended December 31, 2017, the Company recorded incremental compensation of approximately $1.6 million which was the excess of the fair value of the vested replacement award over the fair value of the cancelled awards. The incremental fair value of the unvested replacement awards was to be amortized over the remaining vesting period. As a result of the resignation of the executive in August 2017, the remaining unvested replacement awards were fully vested and expensed totaling approximately $3.2 million during the year ended December 31, 2017.

The outstanding options had an intrinsic value of approximately $10.1 million and $12.3 million at December 31, 2017 and 2016, respectively.

NOTE 13 - Supplemental Cash Flow Information

The following table summarizes information on non-cash investing and financing activities for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Non-cash investing and financing activities excluded from the statement of cash flows:
Conversion of Series B Preferred Stock and accrued dividends to common stock	$14,865	$-
Common stock issued for Brushy’s common stock	-	7,111
Common stock issued for Series A Preferred Stock and accrued dividends	-	7,682
Common stock issued for convertible notes and accrued interest	-	14,872
Common stock issued for Series B Preferred Stock and accrued dividends	-	3,229
Warrants issued for fees associated with Series B Preferred Stock issuance	-	1,591
Warrants issued for Series B Preferred Stock issuance and recorded as a deemed dividend	-	7,879
Fair value of warrants issued for financing costs and debt discount	1,031	2,192
Common stock issued for commitment fees associated with Private Placement	250	-
Cashless exercise of warrants	370	-
Issuance of common stock for drilling services	97	-
Accrued drilling costs	3,615	1,331

NOTE 14 - SUBSEQUENT EVENTS

Purchase and Sale Agreement

On January 30, 2018, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) by and between the Company and OneEnergy Partners Operating, LLC (“OEP”), pursuant to which the Company agreed to purchase from OEP, and OEP agreed to sell to the Company, certain oil and natural gas properties and related assets for a purchase price of $70 million, subject to customary purchase price adjustments (the “Acquisition”).

The unadjusted purchase price for the Acquisition will consist of $40 million in cash and $30 million in shares of the Company’s Common Stock, valued at a price per share equal to (i) the volume-weighted average trading price of the Common Stock on the NYSE American for the 20 consecutive trading days ending on and including the first trading day preceding the closing date of the Acquisition multiplied by (ii) 1.05, but in no event may such price be less than $4.25 or greater than $5.25. The Company intends to fund the cash portion of the purchase price with a portion of the net proceeds from the transaction described under “Preferred Stock Issuance” below.

The properties to be acquired by the Company pursuant to the Purchase and Sale Agreement consists of leasehold acreage in the Delaware Basin in Lea County, New Mexico.

The Purchase and Sale Agreement contains customary terms and conditions, including title and environmental due diligence provisions, representations and warranties, covenants and indemnification provisions. The Purchase and Sale Agreement also includes registration rights provisions pursuant to which, among other matters, (i) the Company will be required to file with the Securities and Exchange Commission (the “SEC ”) a registration statement under the Securities Act of 1933, as amended (the “Securities Act ”), registering for resale the shares of Common Stock issued to OEP pursuant to the Purchase and Sale Agreement and (ii) OEP will have piggyback rights to include shares of Common Stock in certain underwritten offerings.

The Company expects to close the Acquisition in March 2018, subject to the satisfaction of customary closing conditions.

Preferred Stock Issuance

On January 30, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement ”) by and among the Company and certain private funds affiliated with Värde Partners, Inc. (the “Purchasers ”), pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 100,000 shares of a newly created series of preferred stock of the Company, designated as “Series C 9.75% Convertible Participating Preferred Stock”(the “Series C Preferred Stock ”), for a purchase price of $1,000 per share, or an aggregate of $100,000,000. Värde Partners, Inc. is the lead lender, and certain private funds affiliated with Värde Partners, Inc. are lenders, under the Company’s Second Lien Credit Agreement (as defined above).

Closing of the issuance and sale of the shares of Series C Preferred Stock pursuant to the Securities Purchase Agreement occurred on January 31, 2018.

The terms of the Series C Preferred Stock are set forth in the Certificate of Designation for the Series C Preferred Stock (the “Certificate of Designation”) filed by the Company with the Secretary of State of the State of Nevada on January 31, 2018. The following is a description of the material terms of the Series C Preferred Stock and the Securities Purchase Agreement.

Ranking. The Series C Preferred Stock ranks senior to the Common Stock with respect to dividends and rights on the liquidation, dissolution or winding up of the Company.

Stated Value. The Series C Preferred Stock has a per share stated value of $1,000, subject to increase in connection with the payment of dividends in kind as described below (the “Stated Value”).

Dividends. Holders of shares of Series C Preferred Stock will be entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing April 1, 2018, at an annual rate of 9.75% of the Stated Value until April 26, 2021, after which the annual dividend rate will increase to 12.00% if paid in full in cash or 15.00% if not paid in full in cash. Dividends are payable, at the Company’s option, (i) in cash, (ii) in kind by increasing the Stated Value by the amount per share of the dividend or (iii) in a combination thereof. The Company expects to pay dividends in kind for the foreseeable future. In addition to these preferential dividends, holders of shares of Series C Preferred Stock will be entitled to participate in any dividends paid on the Common Stock on an as-converted basis.

Optional Redemption. The Company has the right to redeem the Series C Preferred Stock, in whole or in part at any time (subject to certain limitations on partial redemptions), at a price per share equal to (i) the Stated Value then in effect multiplied by (a) 120% if redeemed during 2018, (b) 125% if redeemed during 2019 or (c) 130% if redeemed after 2019, plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof (the “Optional Redemption Amount”). The Series C Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Change of Control (as defined in the Certificate of Designation) as described below.

Conversion. Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of Common Stock equal to (i) the applicable Optional Redemption Amount divided by (ii) a conversion price of $6.15, subject to adjustment (the “Conversion Price”). The Conversion Price will be subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding Common Stock. Additionally, the Conversion Price will be adjusted, based on a broad-based weighted average formula, if the Company issues, or is deemed to issue, additional shares of Common Stock for consideration per share that is less than the lesser of (i) $5.25 and (ii) the Conversion Price then in effect, subject to certain exceptions and to the Share Cap (as defined below).

The Company has the right to force the conversion of any or all of the outstanding shares of Series C Preferred Stock if (i) the volume-weighted average price per share of the Common Stock on the principal exchange on which it is then traded has been at least 140% of the Conversion Price then in effect for at least 20 of the 30 consecutive trading days immediately preceding the exercise by the Company of the forced conversion right and (ii) certain trading and other conditions are satisfied.

To comply with rules of the NYSE American, the Certificate of Designation provides that the number of shares of Common Stock issuable on conversion of a share of Series C Preferred Stock may not exceed (i) the Stated Value divided by (ii) $4.42 (which was the closing price of the Common Stock on the NYSE American on January 30, 2018) (the “Share Cap”) prior to approval by the Company’s stockholders of the issuance of shares of Common Stock in excess of the Share Cap upon conversion of shares of Series C Preferred Stock. The Securities Purchase Agreement requires the Company to seek such stockholder approval at its next special or annual meeting of stockholders, which must occur within six months after the initial issuance of the Series C Preferred Stock. The Company intends to seek such stockholders approval at its 2018 annual meeting of stockholders.

Change of Control. Upon the occurrence of a Change of Control (as defined in the Certificate of Designation), each holder of shares of Series C Preferred Stock will have the option to:

•	cause the Company to redeem all of such holder’s shares of Series C Preferred Stock for cash in an amount per share equal to (i) the Optional Redemption Amount plus (ii) 2.5% of the Stated Value, in each case as in effect immediately prior to the Change of Control;

•	convert all of such holder’s shares of Series C Preferred Stock into the number of shares of Common Stock into which such shares are convertible immediately prior to the Change of Control; or

•	continue to hold such holder’s shares of Series C Preferred Stock, subject to any adjustments to the Conversion Price or the number and kind of securities or other property issuable upon conversion resulting from the Change of Control and to the Company’s or its successor’s optional redemption rights described above.

Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Series C Preferred Stock will be entitled to receive, prior to any distributions on the Common Stock or other capital stock of the Company ranking junior to the Series C Preferred Stock, an amount per share of Series C Preferred Stock equal to the greater of (i) the Optional Redemption Amount then in effect and (ii) the amount such holder would receive in respect of the number of shares of Common Stock into which a share of Series C Preferred Stock is then convertible.

Board Designation Rights. The Certificate of Designation provides that holders of shares of Series C Preferred Stock will have the right, voting separately as a class, to designate (i) two members of the Company’s board of directors (the “Board”) for as long as the shares of Common Stock issuable on conversion of the outstanding shares of Series C Preferred Stock represent at least 15% of the outstanding shares of Common Stock (giving effect to conversion of all outstanding shares of Series C Preferred Stock) and (ii) one member of the Board for as long as the shares of Common Stock issuable on conversion of the outstanding shares of Series C Preferred Stock represent at least 7.5% of the outstanding shares of Common Stock (giving effect to conversion of all outstanding shares of Series C Preferred Stock).

The Securities Purchase Agreement separately grants to the Purchasers substantially identical rights to appoint members of the Board as long as the Purchasers and their affiliates beneficially own (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) shares of Common Stock issued or issuable upon conversion of shares of Series C Preferred Stock representing the 15% and 7.5% thresholds of the outstanding Common Stock described above. However, the number of members of the Board the Purchasers have the right to designate under the Securities Purchase Agreement will be reduced by the number of directors holders of shares of Series C Preferred Stock have the right to appoint under the Certificate of Designation.

The Board members designated by holders of shares of Series C Preferred Stock pursuant to the Certificate of Designation or by the Purchasers pursuant to the Securities Purchase Agreement must be reasonably acceptable to the Board and its Nominating and Corporate Governance Committee, acting in good faith, but any investment professional of Värde Partners, Inc. or its affiliates will be deemed to be reasonably acceptable. In addition, such Board designees must satisfy applicable SEC and stock exchange requirements and comply with the Company’s corporate governance guidelines.

In accordance with the Company’s bylaws, the Board has increased the number of directors constituting the entire Board from seven to nine to allow for the appointment of the Board members designated by the holders of shares of Series C Preferred Stock. The Company will be required to appoint the two Board members initially designated by the holders of shares of Series C Preferred Stock within ten business days after notice to the Company from the holders of the identity of such designees, subject to confirmation that such designees meet the qualifications described above.

Voting Rights; Negative Covenants. In addition to the Board designation rights described above, holders of shares of Series C Preferred Stock will be entitled to vote with the holders of shares of Common Stock, as a single class, on all matters submitted for a vote of holders of shares of Common Stock. When voting together with the Common Stock, each share of Series C Preferred Stock will entitle the holder to a number of votes equal to (i) the Stated Value as of the applicable record date or other determination date divided by (ii) $4.42 (the closing price of the Common Stock on the NYSE American on January 30, 2018).

The Certificate of Designation provides that, as long as any shares of Series C Preferred Stock are outstanding, the Company may not, without the prior affirmative vote or prior written consent of the holders of a majority of the outstanding shares of Series C Preferred Stock:

•	amend the Company’s articles of incorporation or bylaws in any manner that materially and adversely affects any rights, preferences, privileges or voting powers of the Series C Preferred Stock or holders of shares of Series C Preferred Stock;

•	issue, authorize or create, or increase the issued or authorized amount of, the Series C Preferred Stock, any class or series of capital stock ranking senior to or in parity with the Series C Preferred Stock, or any security convertible into or evidencing the right to purchase any shares of Series C Preferred Stock or any such senior or parity stock, other than equity, the proceeds of which, are used to immediately redeem all of the outstanding shares of Series C Preferred Stock pursuant to the Company’s optional redemption rights described above;

•	subject to certain exceptions, declare or pay any dividends or distributions on, or redeem or repurchase, or permit any of its controlled subsidiaries to redeem or repurchase, shares of Common Stock or any other shares of capital stock of the Company ranking junior to the Series C Preferred Stock, subject to certain exceptions;

•	authorize, issue or transfer, or permit any of its controlled subsidiaries to authorize, issue or transfer, any equity (including any obligation or security convertible into, exchangeable for or evidencing the right to purchase any such equity) in any subsidiary of the Company other than (i) equity issued or transferred to the Company or another wholly-owned subsidiary of the Company or (ii) equity, the proceeds of which, are used to immediately redeem all of the outstanding shares of Series C Preferred Stock pursuant to the Company’s optional redemption rights described above; or

•	subject to certain exceptions, modify the number of directors constituting the entire Board at any time when holders of shares of Series C Preferred Stock have the right to designate a member of the Board.

The Certificate of Designation further provides that, as long as shares of Series C Preferred Stock having an aggregate Optional Redemption Amount of at least $50,000,000 are outstanding, the Company may not, and may not permit any of its controlled subsidiaries to, without the prior affirmative vote or prior written consent of the holders of a majority of the outstanding shares of Series C Preferred Stock:

•	subject to certain exceptions, incur indebtedness or permit to exist any liens on the assets or properties of the Company or its subsidiaries;

•	enter into, adopt or agree to any “restricted payment” or similar provision that restricts or limits the payment of dividends on, or the redemption of, shares of Series C Preferred Stock under any credit facility, indenture or other similar instrument of the Company that would be more restrictive on the payment of dividends on, or redemption of, shares of Series C Preferred Stock than those existing as of the date on which shares of Series C Preferred Stock were first issued;

•	liquidate or dissolve the company;

•	enter into any material new line of business or fundamentally change the nature of the Company’s business, including any acquisition of oil and gas properties outside the Permian Basin; or

•	enter into certain transactions with affiliates of the Company unless made on an arm’s-length basis and approved by a majority of the disinterested members of the Board.

Transfer Restrictions. The Certificate of Designation provides that shares of Series C Preferred Stock and shares of Common Stock issued on conversion of shares of Series C Preferred Stock may not be transferred by the holder of such shares, other than to an affiliate of such holder, prior to July 31, 2018. On and after July 31, 2018, such shares will be freely transferable, subject to applicable securities laws.

Standstill. The Securities Purchase Agreement includes a customary standstill provision pursuant to which the Purchasers agreed that they will not, directly or indirectly, take certain actions with respect to the Company or its securities until the earlier of (i) the date on which the Purchasers and their affiliates are no longer entitled to designate any member of the Board pursuant to the Certificate of Designation or the Securities Purchase Agreement and (ii) the failure of the Company to pay dividends on the Series C Preferred Stock in full in cash on any dividend payment date occurring after April 26, 2021.

Other Terms. The Securities Purchase Agreement contains other terms, including representations, warranties and covenants, that are customary for a transaction of this sort.

Registration Rights Agreement

On January 31, 2018, in connection with the closing of the issuance of shares of Series C Preferred Stock pursuant to the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement ”) by and between the Company and the Purchasers pursuant to which, among other matters, the Company will be required to file with the SEC a registration statement under the Securities Act registering for resale the shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock. The Registration Rights Agreement also grants to the Purchasers demand and piggyback rights with respect to certain underwritten offerings of Common Stock and contains customary covenants and indemnification and contribution provisions.

Riverstone First Lien Credit Agreement

On January 30, 2018, the Company entered into an Amended and Restated Senior Secured Term Loan Credit Agreement (the “Riverstone First Lien Credit Agreement”) by and among the Company, the subsidiaries of the Company party thereto as guarantors, Riverstone Credit Management LLC, as administrative agent and collateral agent, and the lenders party thereto. Effective at closing under the Riverstone First Lien Credit Agreement, which occurred on January 31, 2018, the Riverstone First Lien Credit Agreement amended and restated the First Lien Credit Agreement.

Pursuant to the Riverstone First Lien Credit Agreement, the lenders thereunder agreed to make term loans to the Company in the aggregate principal amount of $50 million (the “Riverstone First Lien Loans”), all of which were funded in full at closing at an original issue discount of 1.0% of the principal amount. The Riverstone First Lien Credit Agreement provides the potential for additional term loans of up to $30 million, as requested by the Company and subject to certain conditions, which additional loans were uncommitted at closing.

The Company used approximately $31.5 million of the proceeds of the Riverstone First Lien Loans to repay in full its obligations under and retire the First Lien Credit Agreement during the first quarter of 2018.

Amendment to Second Lien Credit Agreement

On January 31, 2018, the Company entered into a fourth amendment to the Second Lien Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto, including Värde Partners, Inc., as lead lender, and Wilmington Trust, National Association, as administrative agent (“Amendment No. 4 to the Second Lien Credit Agreement”).

The purpose of Amendment No. 4 to the Second Lien Credit Agreement was to, among other matters:

•	permit the Company to enter the Riverstone First Lien Credit Agreement and incur the Riverstone First Lien Loans and related liens;

•	permit the Company to issue the Series C Preferred Stock; and

•	after the issuance of the Series C Preferred Stock pursuant to the Securities Purchase Agreement, reduce from two to one the maximum number of members of the Board the lenders under the Second Lien Credit Agreement will have the right to appoint following the conversion of the convertible loans under the Second Lien Credit Agreement.

Amendments to Riverstone First Lien Credit Agreement and Second Lien Credit Agreement

On February 20, 2018, Lilis Energy, Inc. (the “Company”) entered into the following amendments to its existing credit agreements (collectively, the “Amendments”): (i) Amendment No. 1 to the Riverstone First Lien Credit Agreement and (ii) Amendment No. 5 to the Second Lien Credit Agreement. Pursuant to the Amendments and a consent letter received from the Purchasers , in their capacity as the holders of all of the issued and outstanding shares of Series C Preferred Stock, the Company has been granted the right to repurchase shares of its Common Stock for an aggregate purchase price up to $10,000,000 (subject to certain exceptions and conditions).

The commencement of any repurchase of shares of Common Stock is subject to compliance with applicable law, Board approval, and market conditions.

Departure of Executive Officers

On February 16, 2018, Ariella Fuchs ceased serving as the Company's Executive Vice President, General Counsel and Secretary. The Company entered into an agreement with Ms. Fuchs pursuant to which she will receive severance and other consideration pursuant to the terms of her employment agreement and the accelerated vesting of 247,500 stock options and 198,000 shares of restricted stock under stock award agreements plus additional nominal consideration.

On March 6, 2018, Brennan Short ceased serving as our Chief Operating Officer. His responsibilities have been assumed by our current management and our existing consultants.

 Lilis Energy, Inc. and Subsidiaries

Supplementary Information on Oil and Natural Gas Exploration,

Development and Production Activities

(Unaudited)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States, which constitutes one cost center.

Costs Incurred for Oil and Natural Gas Producing Activities

	December 31,
	2017	2016
	(In thousands)
Acquisition costs:
Unproved properties	$78,111	$4,798
Proved properties	2,245	3,346
Exploration costs	42,033	7,136
Development costs	28,113	1,478
Total	$150,502	$16,758

Reserve Quantity Information

The following table provides a roll forward of the total proved reserves for the years ended December 31, 2017 and 2016, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Crude Oil (Bbls)	Natural Gas (Mcf)	NGLs (Mcf)
January 1, 2016	33,430	141,450	-
Extensions and discoveries	-	-	-
Purchase of reserves	413,780	2,333,200	-
Sale of reserves	-	-	-
Revisions of previous estimates	164,583	1,729,499	14,566
Production	(61,088)	(332,643)	(11,355)
December 31, 2016	550,705	3,871,506	3,211
Extensions and discoveries	6,791,945	14,438,471	1,455,620
Purchase of reserves	-	-	-
Sale of reserves	(92,293)	(364,712)	(3,211)
Revisions of previous estimates	292,975	(1,109,174)	222,825
Production	(371,993)	(776,165)	(73,875)
December 31, 2017	7,171,339	16,059,926	1,604,570

Proved Developed Reserves, included above:
Balance, January 1, 2016	33,430	141,450	-
Balance, December 31, 2016	550,705	3,871,506	3,211
Balance, December 31, 2017	2,531,397	6,594,446	644,102
Proved Undeveloped Reserves, included above:
Balance, January 1, 2016	-	-	-
Balance, December 31, 2016	-	-	-
Balance, December 31, 2017	4,639,942	9,465,480	960,468

Extensions and discoveries of 10,653 MBOE during the year ended December 31, 2017, resulted primarily from the drilling of new wells during the year and from new proved undeveloped locations added during the year.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of the properties. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties and consideration of expected future economic and operating conditions.

The estimates of future cash flows and future production and development costs as of December 31, 2017 and 2016 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions which are held constant throughout the life of the properties. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%

The standardized measure of discounted future net cash flows relating to proved oil, natural gas and NGL reserves is as follows:

	As of December 31,
	2017	2016
	(In thousands)
Future cash inflows	$397,531	$28,514
Future production costs	(151,456)	(15,939)
Future development costs	(113,727)	(3,388)
Future income tax expense	-	-
Future net cash flows	132,348	9,187
10% discount to reflect timing of cash flows	(63,536)	(2,531)
Total	$68,812	$6,656

In the foregoing determination of future cash inflows, sales prices used for oil, natural gas and NGLs for December 31, 2017 and 2016, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions.

The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision and the 10% discount rate is arbitrary. In addition, costs and prices as of the measurement date are used in the determinations and no value may be assigned to probable or possible reserves.

Changes in the standardized measure of discounted future net cash flows relating to proved oil, natural gas and NGL reserves are as follows:

	Year Ended December 31,
	2017	2016
	(In thousands)
Standardized measure of discounted future net cash flows, beginning of the year	$6,656	$608
Sales of oil and natural gas, net of production costs and taxes	(13,402)	(1,989)
Extensions and discoveries, net of future development costs	57,163	-
Purchase of minerals in place	-	7,919
Sales of minerals in place	(1,296)	-
Net changes in prices and production costs	8,311	(309)
Previously estimated development costs incurred during the period	4,968	(8,942)
Changes in estimated future development costs	(1,580)	4,617
Revisions of previous quantity estimates	1,683	1,087
Net change in income taxes	-	-
Accretion of discount	666	35
Net changes in timing of production and other	5,643	3,630
Standardized measure of discounted future net cash flows at the end of the year	$68,812	$6,656

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILIS ENERGY, INC.

Date: March 9, 2018	By:	/s/ James L. Linville
James L. Linville
Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Linville	Chief Executive Officer, Director	March 9, 2018
James L. Linville	(Principal Executive Officer)

/s/ Joseph C. Daches	Executive Vice President and Chief Financial Officer	March 9, 2018
Joseph C. Daches	(Principal Financial and Accounting Officer)

/s/ Ronald D. Ormand	Executive Chairman of the Board	March 9, 2018
Ronald D. Ormand

/s/ Peter Benz	Director	March 9, 2018
Peter Benz

/s/ Mark Christensen	Director	March 9, 2018
Mark Christensen

/s/ Nuno Brandolini	Director	March 9, 2018
Nuno Brandolini

/s/ R. Glenn Dawson	Director	March 9, 2018
R. Glenn Dawson

/s/ General Merrill McPeak	Director	March 9, 2018
General Merrill McPeak

/s/ G. Tyler Runnels	Director	March 9, 2018
G. Tyler Runnels

	Director	March 9, 2018
Markus Specks

	Director	March 9, 2018
John Johanning

Exhibit Index

The following exhibits are either filed herewith or incorporated herein by reference

2.1	Agreement and Plan of Merger, dated as of December 29, 2015, among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
2.2	First Amendment to Agreement and Plan of Merger, dated as of January 20, 2016, among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of March 24, 2016, among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 24, 2016).
2.4	Third Amendment to Agreement and Plan of Merger, dated as of June 22, 2016, among Lilis Energy, Inc., Lilis Merger Sub, Inc. and Brushy Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
2.5	Purchase and Sale Agreement, dated as of January 30, 2018, by and between Lilis Energy, Inc. and OneEnergy Partners Operating, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018).
3.1	Amended and Restated Articles of Incorporation of Recovery Energy, Inc., dated as of October 10, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2011).
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Recovery Energy, Inc., dated as of November 18, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2013).
3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series A 8% Convertible Preferred Stock, dated as of May 30, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 4, 2014).
3.4	Amendment to Certificate of Designation of Preferences, Rights, and Limitations of Series A 8% Convertible Preferred Stock, dated as of June 12, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on June 17, 2014).
3.5	Certificate of Designation of Preferences, Rights and Limitations of 6% Redeemable Preferred Stock, dated as of August 29, 2014 (incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated as of June 15, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
3.7	Certificate of Change of Lilis Energy, Inc., dated as of June 21, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
3.8	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 18, 2010).
3.9	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated April 25, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series C 9.75% Convertible Participating Preferred Stock, dated January 31, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018).
4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014).
4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014).
4.3	Five Year Warrant to David Castaneda dated January 17, 2014 (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
4.4	Five Year Warrant (Anniversary Warrant) to David Castaneda dated January 17, 2014 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on June 17, 2014).
4.5	Form of Warrant dated May 30, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2014).

4.6	Warrant to Purchase Common Stock issued to Bristol Capital (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on November 26, 2014).
4.7	Warrant to Purchase Common Stock issued to Heartland Bank (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on February 26, 2015).
4.8	Form of Convertible Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
4.9	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
4.10	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
4.11	Common Stock Purchase Warrant issued to SOSV Investments, LLC on June 23, 2016. (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 25, 2016).
4.12	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on September 16, 2016).
4.13	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
4.14†	Lilis Energy, Inc. 2016 Omnibus Incentive Plan and forms of agreement thereunder (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 28, 2016).
4.15†	First Amendment to the Lilis Energy, Inc. 2016 Omnibus Incentive Plan, approved on November 3, 2016 (incorporated herein by reference to Annex C to the Company’s Definitive Proxy filed on September 30, 2016).
4.16†	Second Amendment to the Company’s 2016 Omnibus Incentive Plan, dated July 13, 2017 (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 19, 2017).
10.1†	Employment Agreement with Kevin Nanke, dated as of March 6, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015).
10.2†	Employment Agreement with Ariella Fuchs, dated as of March 16, 2015 (incorporated herein by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015).
10.3†	Amended and Restated Employment Agreement between the Company and Abraham Mirman, dated as of March 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2015).
10.4	Recovery Energy, Inc. 2012 Equity Incentive Plan dated August 31, 2012, as amended (incorporated herein by reference to Appendix B to the Company’s definitive proxy filed on December 15, 2015).
10.5	Voting Agreement, dated as of December 29, 2015, among Lilis Energy, Inc., Lilis Merger Sub, Inc., Brushy Resources, Inc. and SOSventures, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
10.6	Voting Agreement, dated as of December 29, 2015, among Lilis Energy, Inc., Lilis Merger Sub, Inc., Brushy Resources, Inc. and Longview Marquis Fund LP, LMIF Investments LLC and SMF investments, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
10.7	Debenture Conversion Agreement, dated as of December 29, 2015, among Lilis Energy, Inc., T.R. Winston & Company, acting as placement agent, and each Debenture holder (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
10.8	Form of Convertible Note Purchase Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
10.9	Form of Note Exchange Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
10.10	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.11	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.12	Convertible Subordinated Promissory Note Conversion Agreement, dated as of June 23, 2016, among Lilis Energy, Inc. and the parties signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
10.13	First Amendment to the Convertible Subordinated Promissory Notes, dated as of August 3, 2016, among Lilis Energy, Inc. and the parties signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).
10.14†	Employment Agreement with Michael Pawelek, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2016).

10.15†	Employment Agreement with Edward Shaw, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.16†	Employment Agreement with Abraham Mirman, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.17†	Employment Agreement with Kevin Nanke, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.18†	Employment Agreement with Ariella Fuchs, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.19†	Employment Agreement with Ronald Ormand, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.20	Transaction Fee Agreement, dated as of June 6, 2016, between Lilis Energy, Inc. and T.R. Winston & Company, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 25, 2016).
10.21	First Amendment to Transaction Fee Agreement, dated as of June 8, 2016, between Lilis Energy, Inc. and T.R. Winston & Company, LLC (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 25, 2016).
10.22	Escrow Deposit Agreement, dated as of May 26, 2016, by and among Lilis Energy, Inc., T.R. Winston & Company, LLC and Signature Bank (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 25, 2016).
10.23	Texican Crude & Hydrocarbon LLC Purchase Contract, dated as of February 3, 2016, between Texican Crude & Hydrocarbon, LLC and Impetro Operating LLC (incorporated herein by reference to Exhibit 10.65 to Brushy Resources, Inc.’s Registration Statement on Form S-1 filed on September 16, 2016).
10.24	DCP Midstream, LP Gas Purchase Agreement (incorporated herein by reference to Exhibit 10.8 to Brushy Resources, Inc.’s Form 10/A filed on July 26, 2013, which became effective August 6, 2013).
10.25	Credit and Guarantee Agreement, dated as of September 29, 2016 by and among Lilis Energy, Inc., Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, the Lenders party thereto and T.R. Winston & Company, LLC acting as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 26, 2016).
10.26†	Employment Agreement with Joseph C. Daches, dated as of January 23, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 25, 2017).
10.27†	Employment Agreement with Brennan Short, dated as of January 27, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017).
10.28†	Employment Agreement with Seth Blackwell, dated as of December 1, 2016 (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 3, 2017).
10.29†	Separation and Release Agreement, dated February 13, 2017, between Kevin Nanke and Lilis Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 17, 2017).
10.30	Securities Subscription Agreement, dated February 28, 2017, by and among the Company and the Purchasers thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
10.31	Registration Rights Agreement, dated February 28, 2017, by and among the Company and the Purchasers thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
10.32†	First Amendment to Employment Agreement with Abraham Mirman, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2017).
10.33†	First Amendment to Employment Agreement with Ronald D. Ormand, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2017).
10.34†	First Amendment to Employment Agreement with Ariella Fuchs, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2017).
10.35	First Amendment to Credit and Guarantee Agreement, dated April 24, 2017 by and among Lilis Energy, Inc., Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, the Lenders party thereto and T.R. Winston & Company, LLC acting as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2017).
10.36	Second Amendment to Credit and Guarantee Agreement, dated April 26, 2017 by and among Lilis Energy, Inc., Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, the Lenders party thereto and Deans Knight Capital Management Ltd. acting as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 27, 2017).

10.37	Third Amendment to Credit and Guarantee Agreement, dated July 25, 2017 by and among the Company, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, the Lenders party thereto and Deans Knight Capital Management Ltd., as collateral agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017).
10.38	Credit Agreement, dated April 26, 2017 by and among Lilis Energy, Inc., the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association acting as administrative agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 27, 2017).
10.39	Registration Rights Agreement, dated April 26, 2017 by and among the Lender party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 27, 2017).
10.40	Series B 6.0% Convertible Preferred Stock Conversion Agreement, dated April 25, 2017, by and among the Holders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 27, 2017).
10.41†	Second Amendment to Employment Agreement with Abraham Mirman, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017)
10.42†	First Amendment to Employment Agreement with Joseph Daches, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017)
10.43†	Second Amendment to Employment Agreement with Ariella Fuchs, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017)
10.44†	Employment Agreement with James Linville, dated as of June 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2017).
10.45†	Separation and Consulting Agreement, dated August 3, 2017, by and between Lilis Energy, Inc. and Abraham Mirman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2017).
10.46†	First Amendment of Executive Employment Agreement, dated August 4, 2017, by and between Lilis Energy, Inc. and Jim Linville (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2017).
10.47	Letter Agreement dated August 12, 2017 between the Company and Värde Partners, Inc. (incorporated herein by reference to Exhibit 10.14 on the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017).
10.48	Gas Gathering, Processing and Purchase Agreement, dated August 10, 2017 by and among the Company and Lucid Energy Delaware (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed on November 14, 2017). Specific items in this exhibit have been redacted, as marked by two asterisks (**), because confidential treatment for those items has granted. The redacted material has been separately filed with the SEC.
10.49*	Amendment No. 1 to the Gas Gathering, Processing and Purchase Agreement, dated October 1, 2017 by and among the Company and Lucid Energy Delaware.
10.50	Amendment No. 1 to Second Lien Credit Agreement, dated October 3, 2017 by and among Lilis Energy, Inc., the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017).
10.51	Amendment No. 4 and Joinder to Credit and Guarantee Agreement, dated October 19, 2017 by and among the Company, the Guarantors party thereto, the Lenders party thereto and Deans Knight Capital Management Ltd., as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2017).
10.52	Amendment No. 2 to Second Lien Credit Agreement, dated October 19, 2017 by and among Lilis Energy, Inc., the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 24, 2017).
10.53	Amendment No. 3 to Second Lien Credit Agreement, dated November 10, 2017 by and among Lilis Energy, Inc., the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2017).
10.54	Securities Purchase Agreement, dated as of January 30, 2018, by and among Lilis Energy, Inc. and the Purchasers party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018).
10.55	Registration Rights Agreement, dated as of January 31, 2018, by and among Lilis Energy, Inc. and the Purchasers party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2018).
10.56	Amended and Restated Senior Secured Term Loan Credit Agreement, dated as of January 30, 2018, by and among Lilis Energy, Inc., the subsidiaries of the Company party thereto as guarantors, Riverstone Credit Management LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2018).

10.57	Amendment No. 4 to Second Lien Credit Agreement, dated as of January 31, 2018, by and among Lilis Energy, Inc., the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 1, 2018).
10.58*	Amendment No. 5 to Second Lien Credit Agreement, dated as of February 20, 2018, by and among Lilis Energy, Inc., the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent.
10.59*	Amendment No. 1 to the Amended and Restated Senior Secured Term Loan Credit Agreement, dated as of February 20, 2018, by and among Lilis Energy, Inc., the subsidiaries of the Company party thereto as guarantors, Riverstone Credit Management LLC, as administrative agent and collateral agent, and the lenders party thereto.
16.1	Letter from Marcum LLP dated April 14, 2017 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed April 14, 2017).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of BDO USA, LLP for the Company.
23.2*	Consent of Marcum LLP for the Company.
23.3*	Consent of Cawley, Gillespie & Associates, Inc., independent petroleum engineers for the Company.
31.1*	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2*	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc., dated January 10, 2018, for the Company.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.
+	To be filed by amendment.

