Form 10-K
period 2018-12-31
LILIS ENERGY, INC.
filed 2019-03-07
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒      No  ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 30, 2018, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group was $211,811,267 based on the closing sales price of $5.20 per share of the registrant’s common stock on June 30, 2018 on the NYSE American.
As of March 5, 2019, 71,496,979 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Lilis Energy, Inc. (to be filed no later than 120 days after December 31, 2018) relating to the Company’s 2019 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

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

All statements, other than statements of historical fact, that are included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities; any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; commodity price risk management activities and the impact on our average realized price; and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations, plans, and intentions reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved, and our actual results could differ materially from those projected or assumed in any of our forward-looking statements.

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

The forward-looking statements in this Annual Report present our estimates and assumptions only as of the date of this Annual Report. Except as required by law, we specifically disclaim all responsibility to publicly update any information contained in any forward-looking statement and, therefore, disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

For a detailed description of factors that could cause actual results to differ materially from those expressed in any forward-looking statement, we urge you to carefully review and consider the disclosures made in the “Risk Factors” sections of our SEC filings, available free of charge at the website of the U.S. Securities Exchange Commission (the “SEC”) - www.sec.gov.

Unless the context otherwise requires, all references in this report to “Lilis,” “we,” “us,” “our,” “ours,” or “the Company” are to Lilis Energy, Inc. and its subsidiaries.

PART I

Items 1 and 2. Business and Properties

Overview

Lilis is an independent oil and gas company focused on the exploration, development, production, and acquisition of oil, natural gas and natural gas liquids, or NGLs, from properties in the Permian Basin. Our operations are focused in the Delaware Basin of the Permian in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico, where the production is approximately 74% crude oil and NGLs, or Liquids, a relatively high liquid production ratio compared to many of our peers. Over 90% our of revenues are generated from the sale of Liquids.

The Company is managed by a focused and experienced management team that is dedicated to rapidly increasing the Company’s production, reserves, and acreage position.

Our History

The Company was incorporated in the State of Nevada in 2007. The name of the corporation was changed to “Lilis Energy, Inc.” in December 2013, and at such time, the Company was primarily focused on the exploration, development and production of oil and natural gas properties in the Denver-Julesburg (DJ) Basin.

In June 2016, we completed a transformative merger transaction with Brushy Resources, Inc. (“Brushy Resources” or “Brushy”), which resulted in the acquisition of a substantial portion of the Company’s current assets in the Permian Basin. Given the stacked-pay opportunities and high rates of return in the Permian Basin, the Company determined that it would focus exclusively on expanding and developing its core Permian Basin assets and completed the divestiture of all of its oil and gas properties located in the DJ Basin in March 2017.

Our Business

We are a pure play Permian Basin company focused on realizing the highest returns and delineating our acreage position to increase the value of our stock for our stockholders.

Our Business Strategy

Our goal is to grow our Company and increase stockholder value by generating cash flow primarily from new production of Liquids, as well as through delineation drilling on our existing acreage.

We continue to focus on developing our existing acreage position, growing our production and reserves, and expanding our core assets in the Delaware Basin through strategic acquisitions, acreage exchanges, and organic leasing. We plan to achieve our objectives by implementing a business strategy focused on the following:

Leverage our Extensive Operational Expertise to Reduce Costs and Plan for Cash Flow Neutrality. We actively manage the level of our development, leasing and acquisition activity in response to commodity prices, access to capital, and the performance of our wells. We recently announced our recapitalization, which allows us to better manage our assets (See "2019 Second Lien Term Loan Conversion and Borrowing Base Redetermination" and "Subsequent Events" for further information regarding our recapitalization).
As of December 31, 2018, we operated approximately 99% of our acreage position, giving us significant control over the pace of our development and allowing us to increase value through operational and cost efficiencies. We intend to obtain the highest possible returns on the capital we expend on our development projects using results from the wells we have completed and the operational expertise of our management team. We will continue to focus on operational efficiencies, including midstream costs, salt water disposal, and capital costs of our development wells in order to maximize returns to our stockholders. We have increased our operational efficiency by entering into various infrastructure transactions, and we have structured our balance sheet with the intent to achieve cash flow neutrality in 2019 and significantly reduce our leverage profile over time. Additionally, we have an active hedging program to provide certainty regarding our cash flow and protect returns from our development activity in the event of decreases in the prices received for our production.

Realizing Highest Returns and Delineating Acreage. We plan to drill and develop our existing acreage base of approximately 28,500 gross (20,400 net) acres in the Delaware Basin, which we believe will maximize our resource potential and increase value to our stockholders. Our drilling activity during 2018 was predominantly focused on the horizontal development and delineation of our core acreage position in the Delaware Basin. We increased our net sales production volumes by 215% to 4,965 BOE/d in 2018, as compared to 2017. We averaged 8,081 net BOE/d from December 25 through December 31, 2018, achieving our 2018 year-end exit rate target of 8,000 BOE/d. Additionally, as a result of our development efforts, acreage exchanges and acquisitions, our proved reserves increased 273% from December 31, 2017, to approximately 42,707 MBOE (thousand barrels of oil equivalent) as of December 31, 2018. Our proved reserves were Liquids rich, being comprised of approximately 69% Liquids (50% oil and 19% NGLs) and 31% natural gas.

Through the continued development of our properties, we plan to de-risk our acreage position and substantially increase our Liquids production and cash flow, thereby increasing the value of our properties. Our current leasehold position in the Delaware Basin has significant stacked-pay potential, which we believe includes at least five to seven productive zones in the Wolfcamp and Bone Springs formations. We estimate that all productive zones within our properties may support approximately 1,175 future drilling locations.

Increasing our Inventory and Improving Delineation. We plan to expand our inventory through delineation drilling of zones on our existing acreage and through acquisitions, acreage exchanges, and organic leasing. Since entering the Delaware Basin in June 2016, we have extensively grown our acreage position by over 500% from 7,200 gross (3,400 net) acres to approximately 28,500 gross (20,400 net) acres and increased our average operated working interest to approximately 76% at December 31, 2018, through various strategic acquisitions, acreage exchanges, and organic leasing, and we operate approximately 99% of our acreage. Our acquisitions to date have added over 17,000 acres which represent a multi-year inventory of approximately 1,175 identified, potential drilling locations across at least five to seven productive pay zones.

We plan to continue evaluating opportunities for strategic acquisitions, acreage exchanges, and organic leasing in our core areas of operation. We also expect that our drilling activity will grow our inventory and the identified resource potential of our Delaware Basin properties. Throughout 2018, we successfully drilled and announced our average 24-hour, 30-day initial production data on 12 wells targeting the Wolfcamp A, Wolfcamp B, Wolfcamp XY, 2nd Bone Spring, and 3rd Bone Spring formations. We believe that our current reserves represent only a small portion of the resource potential within our acreage. Our development plan for 2019 contemplates the continued delineation of our acreage both geographically and geologically and by drilling and completing wells within additional prospective benches.

Utilizing our Cost-Efficient Infrastructure Solutions. To support our operations and sales of our production, we have entered into various infrastructure and sales agreements that we believe secures cost-effective movement of our Liquids and natural gas in Texas and New Mexico.

•
We entered into several agreements with Salt Creek Midstream ("SCM") and its affiliates to provide crude gathering and transportation and water gathering and disposal infrastructure and services, including a crude oil transportation and sales agreement to secure pipeline capacity on a long-haul crude oil pipeline to the Gulf Coast, pursuant to which all volumes will have Gulf Coast pricing based on Magellan East Houston pricing throughout the 5-year term. We anticipate significantly lower crude transportation costs from approximately $5.15 per Bbl at December 31, 2018, to approximately $0.75 per Bbl commencing in March 2019, as a result of increased pipeline transportation of our crude oil under the gathering agreement with SCM. As a result of our infrastructure agreements, our salt water disposal costs decreased from approximately $2.50 per barrel in 2018 to approximately $0.49 per barrel in 2019.

•
In 2017, we entered into a long-term gas gathering and processing agreement with an affiliate of Lucid Energy Group (“Lucid”) to support our active drilling program in the Delaware Basin. Pursuant to our agreement with Lucid, there are no minimum volume commitments and all gas transported via Lucid is sent to Lucid’s 310 million cubic feet per day Red Hills Natural Gas Process Complex located in Lea County, New Mexico, where it is treated and processed then transported pursuant to transportation contracts through various long-haul pipelines with access to west coast markets, gulf coast markets, Permian markets and MidCon markets. Lucid is responsible for all capital costs in New Mexico and Texas, other than gathering lines from the wellhead to various Lucid receipt points.

We believe that our infrastructure and sales agreements will further our operational efficiency, as well as provide us significant cost savings, advantaged crude pricing in the Gulf Coast markets, and more consistent production flowing to sales in 2019 and future years.

Our Strengths

Established Acreage Position in the Core of the Delaware Basin. We believe we have assembled a substantial portfolio of Delaware Basin properties that offers high rate of return exploration and development opportunities. As of December 31, 2018, we held over 28,500 gross (20,400 net) acres in the core of the Delaware Basin, where we had an average operated working interest of approximately 76%. As of December 31, 2018, we operated approximately 99% of such acreage. Our acreage is geographically concentrated and highly contiguous, allowing us to capitalize on economies of scale with respect to drilling and production costs. We believe those efficiencies provide us with an advantage in competing for acquisitions, acreage exchanges, and organic leasing opportunities on and around our acreage.
Multi-year Portfolio of Drilling and Development Opportunities. We have a significant inventory of drilling and development locations in Winkler, Loving and Reeves Counties, Texas and Lea County, New Mexico. We believe our properties form part of the core of the Delaware Basin. Based on our drilling to date and results from nearby wells, we have identified approximately 1,175 potential horizontal well locations on our acreage, including approximately 700 longer lateral locations. Our leasehold position has significant stacked-pay potential, which we believe includes at least five to seven productive zones. We believe that our inventory of drilling locations will allow us to grow our reserves and production at attractive rates of return based on current expectations for commodity prices.
High Degree of Operational Control. We operate approximately 99% of our acreage, which gives us significant control over the pace of our development and the ability to design a more efficient and profitable drilling program to maximize recovery of oil and natural gas. Based on our drilling and production results to date and well-established offset operator activity in and around our project areas, we believe there are relatively low geologic risks and ample repeatable drilling opportunities across our core acreage.
Strengthening Financial Position and Flexibility. We believe our financial position is strong and sufficient to fund our drilling and completion operations currently planned for 2019. In October 2018, we announced our entry into a new five-year $500 million senior secured reserve based revolving credit facility (“Revolving Credit Agreement”) with an initial borrowing base of $95 million, that refinanced our first-lien term loan with Riverstone Credit Partners, LLC. As of December 7, 2018, the borrowing base of our Revolving Credit Agreement had increased to $108 million. The Company enhanced liquidity through the Revolving Credit Agreement and through a tack-on to the outstanding Series C Preferred Stock (as hereinafter defined). Additionally, the Company converted a portion of its Second Lien Term Loan (as hereinafter defined) to a combination of preferred and common equity, which resulted in a significant paid-in-kind interest expense savings. We have a solid relationship with Värde Partners, Inc. and its affiliates, who have partnered with us since the time of the Brushy Resources transaction and provided us with access to significant capital resources and financing opportunities. The Company had increased its liquidity to $54.1 million as of year-end 2018, including $33 million in availability under its Revolving Credit Agreement and $21.1 million in cash. Additionally, we recently announced our recapitalization, which allows us to better manage our assets (See "2019 Second Lien Term Loan Conversion and Borrowing Base Redetermination" and "Subsequent Events" for further information regarding our recapitalization).
We believe our financial liquidity position provides us operational flexibility and a path toward continued growth in our oil and natural gas production, proved reserves, and cash flows.
Experienced Management Team. We have an experienced and skilled management team with a long track record of driving growth through asset development and strategic acquisitions. We believe that our team’s operational expertise and extensive experience through various commodity price cycles position us to operate effectively and efficiently and, in turn, will help increase returns and value to our stockholders.

Oil and Natural Gas Properties

As of December 31, 2018, we owned leasehold acreage in approximately 28,500 gross (20,400 net) acres in the Delaware Basin, comprised of approximately 16,300 net acres in Winkler, Loving, and Reeves Counties, Texas and approximately 4,100 net acres in Lea County, New Mexico. Average net sales production volumes from our properties increased approximately 215% to 4,965 BOE/d in 2018 from 1,576 BOE/d in 2017. We averaged 8,081 net BOE/d from December 25 through December 31, 2018, achieving our 2018 year-end exit rate target of 8,000 BOE/d.

We currently estimate our properties include at least five to seven productive zones and hold approximately 1,175 future drilling locations across all of the productive zones within this position. Our reserve estimates include 37 horizontal PUD wells, as well as the capital costs required to develop these wells.

Reserve Data

Proved Reserves

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2018, 2017 and 2016, based on the reserve reports prepared by Cawley, Gillespie & Associates, Inc. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the Delaware Basin of the Permian Basin:
Summary of Oil and Gas Reserves

	For the Year Ended December 31,
	2018	2017	2016
Proved Developed Reserves
Oil (MBbls)	6,278	2,531	551
NGLs (MBbls)	2,654	645	3
Total Liquids (MBbls)	8,932	3,176	554
Natural Gas (MMcf)	27,046	6,594	3,872
Total MBOE	13,440	4,275	1,199

Proved Undeveloped Reserves
Oil (MBbls)	14,927	4,640	—
NGLs (MBbls)	5,723	960	—
Total Liquids (MBbls)	20,650	5,600	—
Natural Gas (MMcf)	51,703	9,466	—
Total MBOE	29,267	7,178	—

Total Proved Reserves
Oil (MBbls)	21,205	7,171	551
NGLs (MBbls)	8,377	1,605	3
Total Liquids (MBbls)	29,582	8,776	554
Natural Gas (MMcf)	78,749	16,060	3,872
Total MBOE	42,707	11,453	1,199

Proved Undeveloped Reserves

As of December 31, 2018, we had a total of 29,267 MBOE proved undeveloped reserves. During 2018, we added 22,088 MBOE of proved undeveloped (“PUD”) reserves through the extension of proved acreage, primarily as a result of successful drilling on properties in the core of the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico.

The increase in our PUDs was partially offset by the reclassification of 2,470 MBOE, previously included in the year-end 2017 PUDs, to PDPs as a result of our horizontal development of our properties.  Costs incurred relating to the development of PUDs were approximately $68.3 million during 2018.

Estimated future development costs relating to the development of PUDs are projected to be approximately $34.3 million in 2019, $128.0 million in 2020, $104.0 million in 2021 and $72.1 million in 2022.

Our estimates of proved undeveloped reserve quantities are limited by development drilling activity that we intend to undertake during the 2019 to 2022 timeframe. At December 31, 2018, we had no reserves that remained undeveloped for five or more years, and all PUD drilling locations are currently scheduled to be drilled within five years of their initial recording.  For additional information regarding the changes in our proved reserves, see our “Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities” to our consolidated financial statements in Item 15 of this Annual Report

Control over Reserve Estimates

Our reserve data and estimates were compiled and prepared internally and audited by our third-party independent consultants, Cawley, Gillespie & Associates, Inc. (“CG&A”), as described in more detail herein, in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles.

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

Technical reviews are performed throughout the year by our senior reservoir engineer and our senior geologist and other consultants who evaluate all available geological and engineering data, under the guidance of our Chief Financial Officer. This data, in conjunction with economic data and ownership information, is used in making a determination of estimated proved reserve quantities. Chris Cantrell, our senior reservoir engineer, has overseen our reserve processes since 2016. Mr. Cantrell received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1995. He is a registered professional engineer licensed in the State of Texas. He has been continuously involved in evaluating oil and gas properties since 1997 and is a member of the Society of Petroleum Engineers and the American Petroleum Institute.

Our Reserves Committee, a committee of our Board of Directors, assists management and the Board with their oversight of our reserves estimation and certification process and the work of our independent reserve engineer. The members of the Reserves Committee currently consist of R. Glenn Dawson, John Johanning, and Nicholas Steinsberger. Mr. Dawson serves as the Chairman of the Reserves Committee. The Committee’s charter specifies the oversight responsibilities of the Reserves Committee, which include, without limitation, oversight of the Company’s reserve estimates and related disclosures of same by the Company; oversight of the qualifications, training, and independence of the independent reservoir petroleum engineers and other geoscientists proposed to be engaged to audit or report on the reserves of the Company; oversight of the evaluation of oil and gas producing activities and operations and acquisition opportunities; and oversight of hydrocarbon reserve and resource matters as deemed necessary or appropriate in the interest of the Company and its stockholders.

Our reserves estimates and the corresponding report from CG&A, along with the process for developing such estimates, are also reviewed by our geologist and the Audit Committee of our Board of Directors to ensure compliance with SEC disclosure and internal control requirements and to verify the independence of our third-party consultants. The Audit Committee of our Board of Directors reviews the final reserves estimate in conjunction with CG&A’s audit letter.

Third-Party Reserves Study

Our controls over reserve estimates include retaining an independent third-party consultant, CG&A, as our independent petroleum engineering consulting firm to perform a reserves audit of our reserves estimates. We provided to CG&A information about our oil and gas properties, including production information, prices and costs, and CG&A performed reserve studies using its own engineering assumptions and the economic data provided by us. All of our total calculated proved reserve value was audited by CG&A, and all of the information regarding our 2018, 2017, and 2016 reserves in this Annual Report is derived from CG&A’s reports.

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

Oil and natural gas reserves and the estimates of the present value of future net cash flows therefrom were determined based on prices and costs as prescribed by the SEC and Financial Accounting Standards Board (“FASB”) guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and natural gas and the timing and amount of future net cash flows to be received therefrom. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. For the years ended December 31, 2018, 2017, and 2016, we based the estimated discounted future net cash flows from proved reserves on the 12-month average oil and natural gas index prices, calculated as the un-weighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties.

Oil and Gas Production, Production Prices, and Production Costs

Production Volumes and Sales Prices

The following table summarizes the average volumes and realized prices of oil and natural gas produced from our properties during the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
Production
Oil (Bbls)-net production	1,089,724	371,993	61,088
Oil (per Bbl)-average realized price	$53.26	$47.92	$39.59
Natural gas liquids (Bbls)-net production	246,425	73,875	11,355
Natural gas liquids (per Bbl)-average realized price	$28.11	$22.49	$15.22
Natural Gas (Mcf)-production	2,855,739	776,164	332,643
Natural Gas (per Mcf)-average realized price	$1.84	$2.74	$2.54
Barrels of oil equivalent (BOE)	1,812,106	575,229	127,863
Average daily net production (BOE)	4,965	1,576	350
Average Sales Price per BOE	$38.75	$37.57	$26.87

Oil and Natural Gas Production Costs, Production Taxes, Depreciation, Depletion, and Amortization

The following table sets forth certain information regarding oil and natural gas production costs, production taxes, and depreciation, depletion and amortization:

	For the Years Ended December 31,
	2018	2017	2016
Production costs per BOE	$9.51	$12.21	$12.43
Production taxes per BOE	2.05	2.06	(1.30)
Depreciation, depletion, and amortization per BOE	14.00	12.21	12.25
Total operating costs per BOE	$25.56	$26.48	$23.38

The average oil and NGL sales prices above are calculated by dividing revenue from oil sales by volume of oil sold, in barrels “Bbls.” The average natural gas sales prices above are calculated by dividing revenue from natural gas sales by the volume of natural gas sold, in thousand cubic feet “Mcf.” The total average sales price amounts are calculated by dividing total revenues by total volume sold, in BOE. The average production costs above are calculated by dividing production costs by total production in BOE.

Acreage

The following table sets forth our approximate gross and net developed and undeveloped leasehold acreage as of December 31, 2018:

	Undeveloped Acreage		Developed Acreage		Total
	Gross	Net	Gross	Net	Gross	Net
Delaware Basin	14,200	9,000	14,300	11,400	28,500	20,400

Undeveloped Acreage Expirations

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the net undeveloped acreage, as of December 31, 2018, that will expire over the next three years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates:

	2019	2020	2021
Delaware Basin	1,840	6,197	1,350

We plan to maintain our undeveloped acreage by establishing production within the spacing units covering the acreage or extending or renewing the leases prior to their expiration.

Productive Wells

As of December 31, 2018, we have had 27.0 gross (24.9 net) oil wells and 11.0 gross (8.1 net) natural gas wells. A net well is our percentage ownership interest in a gross well.

Productive wells are either wells producing in commercial quantities or wells capable of commercial production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Multiple completions in the same wellbore are counted as one well. A well is categorized under state reporting regulations as an oil well or a natural gas well based on the ratio of natural gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

Drilling Activity

For the year ended December 31, 2018, we drilled 16.0 gross (13.5 net) horizontal wells in the Delaware Basin. We completed and placed on production 15.0 gross (14.3 net) horizontal wells. As of December 31, 2018, 6.0 gross (3.8 net) wells were drilled but not yet completed. All of these wells were successful, and none were a dry hole.

The following table sets forth information with respect to the number of wells completed during the periods indicated. Each of these wells was drilled in the Delaware Basin in the Permian Basin.

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Productive	9.00	8.7	5.0	4.2	—	—
Dry	—	—	—	—	—	—
Development:
Productive	6.0	5.6	—	—	—	—
Dry	—	—	—	—	—	—
Total:
Productive	15.0	14.3	5.0	4.2	—	—
Dry	—		—	—	—	—

Present Activities

As of December 31, 2018, we had 6.0 gross (3.8 net) wells in the process of drilling, completing, dewatering or shut-in awaiting infrastructure.

Title to Properties

We generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination will usually be conducted and any significant defects will be remedied before proceeding with operations. We believe the title to our leasehold properties is good, defensible and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. Our properties are potentially subject to customary royalty and other interests, liens for current taxes, and other burdens which we be do not materially interfere with the use of or affect our carrying value of the properties. The majority of our Delaware Basin leasehold position is also subject to mortgages securing indebtedness under our credit and guarantee agreement.

With respect to our properties of which we are not the record owner, we rely on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.

Competitive Business Conditions

The oil and gas industry is intensely competitive, particularly with respect to acquiring prospective oil and natural gas properties. We face intense competition from a substantial number of major and independent oil and gas companies, many of which have larger technical staffs and greater financial and operational resources. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects. We also compete with other oil and gas companies to secure drilling rigs and other equipment and services necessary for the drilling, completion, production, processing and maintenance of our wells, and we could face shortages or delays in securing these services from time to time if availability is limited. In addition, we compete to hire and retain professionals, including experienced geologists, geophysicists, engineers, and other professionals and consultants. We believe the location of our acreage, our technical expertise, available technologies, our financial resources, and the experience and knowledge of our management enables us to compete effectively in our core operating areas, but we recognize that many of our competitors have greater financial and operational resources.

The oil and gas industry also faces competition from alternative fuel sources, including other fossil fuels such as coal and imported liquefied natural gas. Competitive conditions may also be affected by future new energy, climate-related, financial, and other policies, legislation, and regulations.

Marketing and Pricing

We derive our revenue and cash flow principally from the sale of oil, natural gas and NGLs. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil, natural gas and NGLs. We sell our oil and natural gas on the open market at prevailing market prices or through forward delivery contracts. Because some of our operations are located outside major markets, we are directly impacted by regional prices regardless of Henry Hub, WTI or other major market pricing. The market price for oil, natural gas and NGLs is dictated by supply and demand; consequently, we cannot accurately predict or control the price we may receive for our oil, natural gas and NGLs.

We have an active hedging program to provide certainty regarding our cash flow and to protect returns from our development activity in the event of decreases in the prices received for our production; however, hedging arrangements may expose us to risk of significant financial loss in some circumstances and may limit the benefit we would receive from increases in the prices for oil, natural gas and NGLs.

Major Customers

We sell our production to a small number of customers which is common in the oil and gas industry. The following table outlines our major customers and their percentage contribution to our total revenues for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Texican Crude & Hydrocarbons	87%	85%
ETC Field Services	2%	14%
Lucid Energy	10%	—%
Others below 10%	1%	1%
	100%	100%

Delivery Commitments

As of December 31, 2018, we were not committed to providing a fixed quantity of oil or natural gas under any existing contracts.

Regulation of the Oil and Natural Gas Industry

General

Our oil and natural gas exploration, production, and related operations are subject to extensive federal, state and local laws and regulations. These laws and regulations, which are under continued review for amendment, include matters relating to drilling and production practices; the disposal of water from operations and the processing, handling and disposal of hazardous materials; bonding, permitting and licensing, and reporting requirements; taxation; and marketing, transportation and pricing practices.

The failure to comply with these laws and regulations could result in substantial penalties, including administrative, civil, or criminal penalties. These laws and regulations increase our cost of doing business and can potentially affect our profitability.

Regulation of Production of Oil and Natural Gas

The production of oil and natural gas is subject to regulation under a wide range of federal, state and local laws, orders and regulations. These statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing or density, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing or density. We believe we are in substantial compliance with these laws and regulations; however, should we fail to comply with these laws and regulations, we could face substantial penalties.

Environmental, Health, and Safety Regulations

Our operations are subject to stringent federal, state, and local laws and regulations relating to the protection of the environment and human health and safety (“EHS”). There are various governmental agencies, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”) and analogous state agencies that have the authority to enforce compliance with these laws and regulations. Environmental laws and regulations may require that permits be obtained before drilling commences or facilities are commissioned; restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities; govern the handling and disposal of waste material; and limit or prohibit drilling and exploitation activities on certain lands lying within wilderness, wetlands, and other protected areas, including areas containing threatened or endangered animal species.

We do not believe that our environmental risks are materially different from those of comparable companies in the oil and gas industry. We believe our present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, environmental laws may result in a curtailment of production or material increases in the cost of production, development or exploration, and may otherwise adversely affect our financial condition and results of operations. Although we maintain liability insurance coverage for liabilities from pollution, environmental risks are generally not fully insurable. We are committed to strict compliance with these regulations. During the years ended December 31, 2018 and 2017, we incurred approximately $38,000 and approximately $32,000, respectively, related to compliance with environmental laws for our oil and natural gas properties.

The following is a summary of the more significant existing and proposed environmental and occupational health and safety laws and regulations to which our business operations are or may be subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position:

The Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act, as amended (“RCRA”), and the comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. The RCRA includes an exemption that allows certain oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s hazardous waste requirements. At various times in the past, proposals have been made to amend the RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. In 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste and has until March 2019 to determine whether revisions are necessary.

In the event that we fail to comply with requirements for the handling of hazardous waste, administrative, civil and criminal penalties can be imposed. We believe that we are in substantial compliance with applicable requirements related to hazardous waste handling. Repeal or modification of the RCRA oil and gas exemption, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur potentially significant increased operating expenses.

Water Discharges. The Federal Water Pollution Control Act (also known as the Clean Water Act), the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations impose restrictions and controls on the discharge of produced waters and other oil and natural gas wastes into navigable waters of the United States, as well as state waters. Permits must be obtained to discharge pollutants into state and federal waters and to discharge pollutants into regulated waters and wetlands. Spill Prevention, Control, and Countermeasure requirements of the Clean Water Act require appropriate secondary containment loadout controls, piping controls, berms and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture or leak. In June 2015, the EPA and the U.S. Army Corps of Engineers jointly promulgated rules redefining the scope of waters protected under the Clean Water Act, and in October 2015, the U.S. Court of Appeals for the Sixth Circuit stayed them nationwide. The EPA and U.S. Army Corps of Engineers have resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” On February 28, 2017, President Trump directed the EPA to review the rules and “publish for notice and comment a proposed rule rescinding or revising the rules, as appropriate and consistent with law.” The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Oil Pollution Act of 1990 (“Oil Pollution Act”) and regulations thereunder are the primary federal law for oil spill liability. The Oil Pollution Act contains numerous requirements relating to the prevention of and response to petroleum releases into waters in the United States and imposes a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. The Oil Pollution Act subjects each responsible party to strict liability for oil removal costs and a variety of public and private damages, including, all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages.

The Safe Drinking Water Act, as amended, establishes a regulatory framework for the underground injection of a variety of wastes, including brine produced and separated from crude oil and natural gas production, with the main goal being the protection of usable aquifers. The primary objective of injection well operating permits and requirements is to ensure the mechanical integrity of the wellbore and to prevent migration of fluids from the injection zone into underground sources of drinking water.

In response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and state agencies have been investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. In Texas, the Texas Railroad Commission (“RRC”) regulates the disposal of produced water by injection well. The RRC requires operators to obtain a permit for the operation of saltwater disposal wells and establishes minimum standards for injection well operations. The RRC has adopted permit rules for injection wells to address these seismic activity concerns within the state. These rules could impact the availability of injection wells for disposal of wastewater from our operations. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability; however, we do not believe that the costs associated with the disposal of produced water will have a material adverse effect on our operations.

Failure to comply with these regulations may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations. We believe we are in material compliance with the requirements of each of these laws.

Air Pollutant Emissions. The federal Clean Air Act (the “Clean Air Act”), and comparable state and local air pollution laws, provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws generally require utilization of air emissions control equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. In May 2016, the EPA issued a final rule regarding the criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, which would subject operators to more stringent air permitting processes and requirements. These laws and regulations may increase our costs of compliance, and we may face administrative, civil and criminal penalties if we fail to comply with the requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

Regulation of “Greenhouse Gas” Emissions.     The EPA has adopted regulations that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction, and Title V operating permit requirements for certain new and modified large stationary sources to address findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment. Facilities required to comply with PSD requirements for their GHG emissions will be required to meet “best available control technology” standards for those emissions, which will be established on a case-by-case basis. The EPA has also issued rules requiring the monitoring and reporting of GHG emissions, which include the reporting of GHG emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted federal legislation to reduce GHG emissions in recent years. In the absence of such federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations.

Restrictions on GHG emissions that may be imposed could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources, as well as increase our costs of operations.

Hydraulic Fracturing Activities. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight unconventional formations. Federal and state occupational safety and health laws require us to organize and maintain information about hazardous materials used, released, or produced in our operations. Some of this information must be provided to our employees, state and local governmental authorities, and local citizens. We are also subject to the requirements and reporting framework set forth in the federal workplace standards.

Several states and local jurisdictions have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, the Texas Legislature adopted legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The RRC adopted rules and regulations implementing this legislation that apply to all wells for which the RRC issues an initial drilling permit. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of OSHA for disclosure on an internet website and also file the list of chemicals with the RRC with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the RRC. The RRC also adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular.

We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities; however, if new or more stringent federal, state, or local restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells. For additional information about hydraulic fracturing and related regulatory matters, see “Risk Factors-Risks Relating to the Oil and Gas Industry.”

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund law,” imposes joint and several liabilities, regardless of fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where the release occurred and companies that transport, dispose, or arrange for disposal of the hazardous substance(s) released. Persons who are or were responsible for releases of hazardous substances under CERCLA may be jointly and severally liable for the costs of cleaning up the hazardous substances and for damages to natural resources.

We generate materials in the course of our operations that may be regulated as hazardous substances. Despite the “petroleum exclusion” of CERCLA, which currently encompasses natural gas, we may handle other hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations. In addition, we currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration, production and processing for many years and some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for disposal. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state and local laws. Under these laws, we could be required to undertake investigatory, response, or corrective measures, which could include soil and groundwater sampling, the removal of previously disposed substances and wastes, the cleanup of contaminated property, or performance of remedial plugging or pit closure operations to prevent future contamination, the costs of which could be substantial.

Endangered Species Act and Migratory Birds. The Endangered Species Act (“ESA”) restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. We may conduct operations under oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist.

The U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

OSHA. We are subject to the requirements of the OSHA and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act and comparable state statutes and regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

State Laws. There are numerous state laws and regulations in the states where we operate that relate to the environmental aspects of our business. Some of those laws and regulations are discussed above. They relate to, among other things, requirements to remediate spills of deleterious substances associated with oil and gas activities, the conduct of salt water disposal operations, and the methods of plugging and abandonment of oil and gas wells which have been unproductive. Numerous state laws and regulations also relate to air and water quality. We believe that we are in substantial compliance with all state laws governing environmental matters and all permitting requirements; however, in the event that we fail to comply with such laws, we may face substantial penalties and incur significant costs.

Natural Gas Sales and Transportation

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission, or FERC, has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies.

Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties. FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which we may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas and release of our natural gas pipeline capacity. FERC has also promulgated a series of orders, regulations and rules to foster competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company.

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

Additionally, we are required to comply with anti-market manipulation laws and regulations promulgated by FERC and the Commodity Future Trading Commission with regard to our physical purchases and sales of energy commodities and any related hedging activities, and if we fail to comply, we could be subject to penalties and potential third-party damage claims.

Oil Sales and Transportation

Sales of crude oil, condensate and NGLs are not currently regulated and are made at negotiated prices. Our crude oil sales are affected by the availability, terms and cost of transportation.

The transportation of oil in common carrier pipelines is subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act and intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. We believe that the regulation of oil transportation rates will not affect our operations in any materially different way than such regulation will affect the operations of our competitors, as effective interstate and intrastate rates are equally applicable to all comparable shippers.

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

Federal Income Tax and State Severance Taxes

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

Additionally, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction. Texas and New Mexico currently impose a severance tax on oil production of 4.60% and 8.39%, respectively, and a severance tax on natural gas production of 7.50% and 9.24%, respectively.

Federal Leases

Operations on federal oil and natural gas leases must comply with certain regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by federal agencies. In addition, on federal lands in the United States, the Office of Natural Resources Revenue (“ONRR”) prescribes, and in some cases limits, the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease, including the deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. The ONRR has also been engaged in a process of promulgating new rules and procedures for determining the value of crude oil produced from federal lands for purposes of calculating royalties owed to the government. We cannot predict what, if any, effect any new rule will have on our operations.

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

Other Laws and Regulations

Various laws and regulations require permits for drilling wells and also cover spacing of wells, the prevention of waste of natural gas and oil, rates of production and other matters. The effect of these laws and regulations, as well as other regulations that could be promulgated in the jurisdictions in which we have production, could be to limit the number of wells that could be drilled on our properties and to limit the allowable production from the successful wells completed on our properties, thereby limiting our revenues.

Seasonal Nature of Business

Generally, the demand for oil and natural gas fluctuates depending on the time of year. Generally, demand for oil increases during the summer months and decreases during the winter months while natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers may sometimes lessen this fluctuation. Further, pipelines, utilities, local distribution companies, and industrial end users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can also lessen seasonal demand.

Operational Hazards and Insurance

The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow outs, hydrogen sulfide emissions or releases, pipe failures and, in some cases, abnormally high pressure formations which could lead to environmental hazards such as oil spills, natural gas leaks and the discharge of toxic gases. If any of these should occur, we could be required to pay amounts due to injury; loss of life; damage or destruction to property, natural resources and equipment; pollution or environmental damage; regulatory investigation; and penalties and suspension of operations.

In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We evaluate the purchase of insurance, coverage limits and deductibles on an annual basis.

Current Employees

As of December 31, 2018, we had 39 employees, all of whom were full-time employees, and we intend to continue to add personnel as our operational requirements grow. Our employees are not represented by any labor union or covered by any collective bargaining agreements.

We also retain certain independent consultants and contractors to provide various professional services, including additional land, legal, engineering, geology, environmental and tax services on a contract or fee basis as necessary for our operations.

Principal Executive Office and Corporate Offices

Our principal executive offices are in leased office space located at 1800 Bering Drive, Suite 510, Houston, Texas 77057, and our telephone number is (817) 585-9001. We also maintain offices in leased office space in Fort Worth, Texas and San Antonio, Texas.

Availability of Company Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website at https://www.lilisenergy.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report.

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

Our principal sources of liquidity historically have been equity contributions, borrowings under our credit facilities, net cash provided by operating activities, and net proceeds from the issuance of preferred stock. Our capital program may require additional financing above the level of cash generated by our operations to fund our growth. If our expected cash flow from operations decreases as a result of lower commodity prices or otherwise, our ability to expend the capital necessary to replace our proved reserves, maintain our leasehold acreage or maintain production may be limited, resulting in decreased production and proved reserves over time.

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

Our operations and capital resources may not provide cash in sufficient funds to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2019 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include refinancing existing debt, joint venture partnerships, production payment financings, offerings of debt or equity securities or other means.

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

Historically, the commodities markets have been volatile, and these markets will likely continue to be volatile in the future. If the prices of oil, natural gas and NGLs experience a substantial decline, our operations, financial condition and level of expenditures for the development of our oil, natural gas and NGL reserves may be materially and adversely affected. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, including:

•	changes in global supply and demand for oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	the price and quantity of imports of foreign oil and natural gas;

•	political conditions, including embargoes, affecting oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we receive for oil and, to a lesser extent, natural gas that we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. In addition, we may be required to record asset carrying value write-downs if prices fall. A significant decline in the prices of natural gas or oil could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We entered into the Second Lien Credit Agreement in 2017 and the Revolving Credit Agreement in 2018 (hereinafter defined and described in more detail). As of December 31, 2018, $75.0 million was outstanding under our Revolving Credit Agreement and $111.6 million was outstanding under our Second Lien Credit Agreement.

We may incur additional debt, including secured indebtedness, or issue preferred stock in order to maintain adequate liquidity and develop and acquire properties to the extent desired. If we further utilize our credit facilities in the future or obtain additional financing, our level of indebtedness could affect our operations, including limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes. Additionally, if we increase our indebtedness, the debt service requirements of the additional indebtedness could make it more difficult for us to satisfy our financial obligations; and a substantial portion of our cash flows from operations would be dedicated to the payment of principal and interest on our indebtedness and would not be available for other purposes, including our operations, capital expenditures and future business opportunities. A higher level of indebtedness and/or preferred stock also increases the risk that we may default on our obligations.

The UK’s Financial Conduct Authority, or FCA, which regulates LIBOR, stated on July 27, 2017, that following 2021 it will no longer encourage panel banks to contribute to LIBOR, as it has done to date. Borrowings under our Revolving Credit Agreement bear interest at a floating rate of either LIBOR or a specified base rate plus a margin determined based upon the usage of the borrowing base. In the event LIBOR becomes unavailable prior to the maturity of our Revolving Credit Agreement, the rate of interest payable on our Revolving Credit Agreement may change. Uncertainty regarding the future of or changes to LIBOR or the unavailability of LIBOR could adversely affect our financial condition.

The Revolving Credit Agreement and Second Lien Credit Agreement, guaranteed and further secured by substantially all our assets, contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our Revolving Credit Agreement and Second Lien Credit Agreement contain restrictive covenants that limit our ability to, among other things:

•	incur additional indebtedness;

•	create additional liens;

•	incur fundamental changes;

•	sell certain of our assets;

•	merge or consolidate with another entity;

•	pay dividends or make other distributions;

•	engage in transactions with affiliates; and

•	enter into certain swap agreements.

The requirement that we comply with these provisions may have a material adverse effect on our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

We may from time to time enter into alternative or additional debt agreements that contain restrictive covenants that may prevent us from taking actions that we believe would be in the best interest of our business, require us to sell assets or take other actions to reduce indebtedness to meet such covenants, or make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

In addition, our Revolving Credit Agreement requires us to maintain certain financial ratios. We may from time to time be out of compliance with covenants under our debt agreements, which will require us to seek waivers from our lenders. In connection with the preparation of this Form 10-K and the associated financial statements, the Company became aware, and promptly informed its Lenders, that it did not satisfy the leverage ratio covenant in the Revolving Credit Agreement, as of the fiscal quarter ended December 31, 2018. Accordingly, the Company requested that the Lenders consent to a waiver with respect to such provision. On March 1, 2019, the Company entered into that certain First Amendment and Waiver to Second Amended and Restated Credit Agreement, whereby the Lenders granted a waiver with respect to the breach of the leverage ratio covenant. If we fail to comply with these provisions or other financial and operating covenants in the Revolving Credit Agreement, we could be in default under the terms of the agreement. In the event of such default, our lenders could elect to declare all the funds borrowed thereunder to be due and payable, together with the accrued and unpaid interest, and the lenders under or Revolving Credit Agreement could elect to terminate their commitments thereunder.

Värde Partners, Inc., its portfolio companies, and its affiliates (collectively, “Värde”) beneficially own a significant portion of our common stock. Värde is not limited in their ability to compete with us, and the waiver of the corporate opportunity provisions in the certificates of designation relating to our Series C Preferred Stock and Series D Preferred Stock may allow Värde to benefit from corporate opportunities that might otherwise be available to us. As a result, conflicts of interest could arise in the future between us and Värde concerning conflicts over our operations or business opportunities.

Värde is a family of private investment funds that beneficially owns a significant portion of our common stock as a result of the conversion rights available to them under the Second Lien Credit Agreement, the Series C Preferred Stock (as hereinafter defined and described) and the Series D Preferred Stock (as hereinafter defined and described). Värde also has investments in other companies in the energy industry. The certificates of designation governing the preferences, rights and limitations of the Series C Preferred Stock and the Series D Preferred Stock provide that Värde is not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, if Värde, or any agent, shareholder, member, partner, director, officer, employee, investment manager or investment advisor of Värde who is also one of our directors or officers, becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.

As such, Värde may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case those opportunities may not be available to us or may be more expensive for us to pursue. Additionally, any actual or perceived conflicts of interest with respect to the foregoing could have an adverse impact on the trading price of our common stock. As of March 5, 2019, we converted our outstanding Second Lien Loans under our Second Lien Credit Agreement to a combination of two newly created series of preferred stock, Series E convertible preferred stock ("Series E Preferred Stock") and Series F non-convertible preferred stock ("Series F Preferred Stock"), and common stock and eliminated the conversion features and voting rights on our existing Series C Preferred Stock and Series D Preferred Stock, reducing potential dilution of our common stockholders. Our Series E Preferred Stock is convertible and, if converted, could result in dilution to our common stockholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the SEC to implement Section 404, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting based on framework of internal control issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE American, including a delisting from the NYSE American, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

Decreases in oil and natural gas prices may require us to take write-downs of the carrying values of our oil and natural gas properties, potentially requiring earlier than anticipated debt repayment and negatively impacting the trading value of our securities.

Accounting rules require that we periodically review the carrying value of our oil and natural gas properties for possible impairment through the performance of a ceiling test. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties.

We perform the ceiling test at least quarterly and, in the event capitalized costs of the full cost pool exceed this ceiling, we would recognize an impairment expense. We did not incur an impairment expense for the year ended December 31, 2018. We recognized an impairment expense of approximately $10.5 million for the year ended December 31, 2017.

Future write-downs could occur for numerous reasons, including, but not limited to, continued reductions in oil and natural gas prices that lower the estimate of future net revenues from proved oil and natural gas reserves, revisions to reserve estimates, or from the addition of non-productive capitalized costs to the full cost pool that do not result in a corresponding increase in oil and natural gas reserves. Impairments of plugging and abandonment of wells in progress are other areas where costs may be capitalized into the full cost pool, without any corresponding increase in reserve values. As such, these situations could result in additional impairment expenses in the future. Impairment charges would not affect cash flow from operating activities but could have a material adverse effect on our net income and stockholders’ equity.

Our estimated reserves are based on many assumptions that may prove inaccurate. Any significant inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

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

Further, the present value of future net cash flows from proved reserves may not be the current market value of estimated oil and natural gas reserves. If our reserve estimates or the underlying assumptions prove inaccurate, it could have a negative impact on our earnings and net income, as well as the trading price of our securities.

Hedging transactions may limit our potential gains or result in losses.

In order to comply with the requirements of our Revolving Credit Agreement and to manage our exposure to price risks in the marketing of our oil and natural gas, we have entered into derivative contracts that economically hedge our oil and gas price on a portion of our production. These contracts may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the contract. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received; our production and/or sales of oil or natural gas are less than expected; payments owed under derivative hedging contracts come due prior to receipt of the hedged month’s production revenue; or the other party to the hedging contract defaults on its contract obligations.

Hedging transactions that we have entered into, or may enter into in the future, may not adequately protect us from declines in the prices of oil and natural gas. In addition, the counterparties under our current or future derivatives contracts may fail to fulfill their contractual obligations to us.

Our identified drilling locations are scheduled to be drilled over a period of several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of our drilling.

Our management has specifically identified and scheduled drilling locations as an estimation of future multi-year drilling activities on our existing acreage. These scheduled drilling locations represent a significant component of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability of capital, costs, drilling results, and regulatory approvals. Because of these uncertainties, we do not know if the potential drilling locations previously identified will ever be drilled or if we will be able to produce oil or natural gas from our potential drilling locations. As such, actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

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

Additionally, the budgeted costs of planning, drilling, completing and operating wells are often exceeded and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. If actual drilling and development costs are significantly more than the current estimated costs, we may not be able to continue operations as proposed and could be forced to modify our drilling plans. A productive well may become uneconomical if water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Unsuccessful drilling activities could result in a significant decline in production and revenues and materially affect our operations and financial condition by reducing available cash and resources.

Financial difficulties encountered by our oil and natural gas purchasers, third-party operators or other third parties could decrease cash flow from operations and adversely affect our exploration and development activities.

We derive essentially all of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third-party purchasers, independent marketing companies and midstream companies. Any delays in payments from such purchasers caused by their financial problems will have an immediate negative effect on our results of operations and cash flows.

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

Many of our competitors have financial and other resources substantially greater than ours. The capital, materials and resources needed for our operations may not be available when needed. If we are unable to access capital, material and resources when needed, we may face various consequences, including the breach of our obligations under our oil and natural gas leases and the potential loss of those leasehold interests; damage to our reputation in the oil and gas community; inability to retain personnel or attract capital; a slowdown in our operations and decline in revenue; and a decline in the market price of our common stock.

Properties that we acquire may not produce oil or natural gas as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

One of our growth strategies is to pursue selective acquisitions of undeveloped acreage potentially containing oil and natural gas reserves. If we choose to pursue an acquisition, we will perform a review of the target properties. However, these reviews are inherently incomplete as they are based on the quality, availability and interpretation of the reviewed data and the acumen and the assumptions of the evaluation personnel. Generally, it is not feasible to review in depth every individual property, well, facility and/or file involved in an acquisition. Even a detailed review of records and properties may not reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. We may not perform an inspection on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we may not be able to obtain effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties. If we acquire properties with risks or liabilities that were unknown or not assessed correctly, our financial condition, results of operations and cash flows could be adversely affected as claims are settled and cleanup costs related to the liabilities are incurred.

We may incur losses or costs as a result of title deficiencies in the properties in which we invest.

Prior to the drilling of an oil and natural gas well, it is customary practice in the oil and natural gas industry for the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. Failure to cure any title defects may adversely impact our ability in the future to increase production and reserves. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest or acquire, we will suffer a financial loss which could adversely affect our financial condition, results of operations and cash flows.

Our producing properties are all located in the Delaware Basin, making us vulnerable to risks associated with operating in one major geographic area.

As of December 31, 2018, all of our estimated proved reserves were located in the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area.

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

Currently, we are the operator of approximately 99% of our acreage. As we carry out our exploration and development programs, we may enter into arrangements with respect to existing or future drilling locations that result in wells being operated by others. As a result, we may have limited ability to exercise influence over the operations of the drilling locations operated by our partners. Dependence on the operator could prevent us from realizing target returns for those locations. The success and timing of exploration and development activities operated by our partners will depend on a number of factors that will be largely outside of our control and may adversely affect our financial condition and results of operation.

The marketability of our production is dependent upon transportation and processing facilities and third parties over which or whom we may have no control.

The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, rail service, and processing facilities in addition to competing oil and natural gas production available to third-party purchasers. We deliver our produced crude oil and natural gas through trucking, gathering systems and pipelines. The lack of availability of capacity on third-party systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of our development plans.

Although we have contractual control over the transportation of our production through firm transportation arrangements, third-party systems and facilities may be temporarily unavailable due to market conditions, mechanical issues, adverse weather conditions, work-loads, or other reasons outside of our control. Additionally, if our natural gas contains levels of hydrogen sulfide that require treatment prior to transportation, it could cause delays in the transportation and marketing of our production. Any significant changes affecting these infrastructure systems and facilities, as well as any delays in constructing new infrastructure systems and facilities, could delay our production, which could negatively impact our results of operations, cash flows, and financial condition.

The shut-in of our wells could negatively impact our production, liquidity, and, ultimately, our operations, results, and performance.

Our production depends, in part, upon our wells that are capable of commercial production not being shut-in (i.e., suspended from production). The lack of availability of capacity on third-party systems and facilities or the shut-in of an oil field’s production could result in the shut-in of our wells. As of December 31, 2018, we had 3 gross (2.60 net) wells shut-in.

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

If we experience low oil production volumes due to the shut-in of our wells or other mechanical failures or interruptions, it would impact our ability to generate cash flows from operations and we could experience a reduction in our available liquidity. A decrease in our liquidity could adversely affect our ability to meet our anticipated working capital, debt service, and other liquidity needs.

Unless we find new oil and natural gas reserves to replace our actual production, our reserves and production will decline, which would materially and adversely affect our business, financial condition, and results of operations.

Producing oil and natural gas reservoirs generally are characterized by declining production rates and depletion that vary depending upon various factors, including reservoir characteristics and subsurface and surface pressures. Our future oil and natural gas reserves and production and, therefore, our cash flow and revenue are highly dependent on our success in efficiently obtaining additional reserves. We may not be able to develop, find or acquire reserves to replace our current and future production at costs or other terms acceptable to us, or at all, in which case our business, financial condition and results of operations would be materially and adversely affected.

The results of our planned exploratory and development drilling are subject to drilling and completion execution risks, and drilling results may not meet our economic expectations for reserves or production.

Unconventional operations involve utilizing drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling include, but are not limited to, not reaching the desired objective due to drilling problems, not landing our wellbore in the desired drilling zone or specific target, not staying in the desired drilling zone while drilling horizontally through the formation, not running our casing the entire length of the wellbore and not being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, insufficient mechanical integrity, not being able to hydraulic fracture stimulate the planned number of stages, not being able to run tools the entire length of the wellbore, improper design and engineering for the reservoir parameters, and unsuccessfully cleaning out the wellbore after completion of the final fracture stimulation stage.

The success of our drilling and completion techniques can only be developed over time as more wells are drilled and production profiles are established. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems or otherwise, the return on our investment in these areas may not be as attractive as we anticipate and we could incur material write-downs of undeveloped properties and the value of our undeveloped acreage could decline in the future.

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

Our oil and natural gas exploration and production activities are subject to the operating risks and hazards associated with drilling for and producing oil and natural gas, including fires, explosions and blowouts; negligence of personnel; inclement weather; equipment or pipeline failure; abnormally pressured formations; and environmental pollution. These events may result in substantial losses or costs to our Company, including losses and costs resulting from injury or loss of life; severe damage to or destruction of property, natural resources or equipment; pollution or environmental damage; clean-up responsibilities; regulatory investigations; penalties and/or suspension of operations; or fees and other expenses incurred in the prosecution or defense of litigation relating to such events.

In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks. Our insurance may not be adequate to cover all losses or liabilities. We do not carry business interruption insurance, and we cannot fully insure against pollution and environmental risks. We may elect not to carry certain types of insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. The impact of natural disasters or weather events in the areas where we operate has resulted in escalating insurance costs and less favorable coverage terms. Losses and liabilities arising from uninsured or underinsured events may have a material adverse effect on our financial condition and operations, including the loss of our total investment in a particular prospect.

A failure of technology systems, data breach or cyberattack could materially affect our operations.

Our information technology systems may be vulnerable to security breaches, including those involving cyberattacks using viruses, worms or other destructive software, process breakdowns, phishing or other malicious activities, or any combination of the foregoing. Such breaches could result in unauthorized access to information, including customer, employee, or other confidential data. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and security measures evolve. We have experienced, and expect to continue to experience, cyber security threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

Information technology solution failures, network disruptions, breaches of data security and cyberattacks could disrupt our operations by causing delays, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer, employee or our information, or damage to our reputation. A system failure, data security breach or cyberattack could have a material adverse effect on our financial condition, results of operations or cash flows. In the past, we have experienced data security breaches resulting from unauthorized access to our e-mail systems, which to date have not had a material impact on our business; however, there is no assurance that such impacts will not be material in the future.

We may not be able to keep pace with technological developments in the industry.

The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage or competitive pressures may force us to implement those new technologies at substantial costs. In addition, other oil and natural gas companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and, in the future, may allow them to implement new technologies before we are in a position to do so. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies used now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, the business, financial condition, and results of operations could be materially adversely affected.

We have limited management and staff and may be dependent upon partnering arrangements.

As of December 31, 2018, we had 39 full-time employees. We leverage the services of independent consultants and contractors to perform various professional services, including engineering, oil and natural gas well planning and supervision, and land, legal, environmental, accounting and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.

Our dependence on third-party consultants and service providers creates a number of risks, including but not limited to, the possibility that such third parties may not be available to us as and when needed and the possibility that we may not be able to properly control the timing and quality of work conducted with respect to our projects. If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price could be materially adversely affected.

Our business may suffer with the loss of key personnel or changes to our Board of Directors.

We depend to a large extent on the services of certain key management personnel and other executive officers and key employees. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and hedging strategies. The loss of any of these individuals could have a material adverse effect on operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

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

Our business strategy is based on our ability to acquire additional reserves, oil and natural gas properties, prospects and leaseholds. Significant acquisitions and other strategic transactions may involve risks, including:

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management and other staff may be required to devote considerable amounts of time to the integration process, which will decrease the time they will have to manage our business.  If our senior management and staff are not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

We may face difficulties in securing and operating under authorizations and permits to drill, complete or operate our wells.

The continued growth in oil and natural gas exploration in the United States has drawn intense scrutiny from environmental and community interest groups, regulatory agencies and other governmental entities. As a result, we may face significant opposition to, or increased regulation of, our operations, that may make it difficult or impossible to obtain permits and other needed authorizations to drill, complete or operate, which could result in operational delays or otherwise make oil and natural gas exploration more costly or difficult.

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

The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases,” or “GHGs,” endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to climatic changes. Based on these findings, the EPA, under the Clean Air Act, has adopted and implemented regulations to restrict emissions of greenhouse gases.

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

The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil, natural gas and NGLs we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business.

Legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations, and we routinely implement hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions, but the EPA, under the federal Safe Drinking Water Act (“SDWA”), has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. Additionally, local government may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in our exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, a number of federal agencies are analyzing, or have been requested to review, environmental issues associated with hydraulic fracturing. These types of studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Current water regulation relating to hydraulic fracturing, particularly water source and groundwater regulation, could result in increased operational costs, operating restrictions and delays.

Hydraulic fracturing can require between three to five million gallons of water per horizontal well. We may face regulatory concerns in both the sourcing and the discharge of water used in hydraulic fracturing.

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

In addition, hydraulic fracturing results in water discharges that must be treated and disposed of in accordance with applicable regulatory requirements. Environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, and all of which could have an adverse effect on operations and financial performance. Our ability to remove and dispose of water will affect production, and the cost of water treatment and disposal may affect profitability. The imposition of new environmental initiatives and regulations could also include restrictions on our ability to conduct hydraulic fracturing or disposal of produced water, drilling fluids and other substances associated with the exploration, development and production of oil and natural gas.

We are subject to numerous federal, state, local and other laws and regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to extensive federal, state and local laws and regulations relating to the exploration, production and sale of oil and natural gas. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may result in substantial penalties and harm to our business and could affect our results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with applicable laws and governmental regulations, including regulations governing land use restrictions; lease permit restrictions; drilling bonds and other financial responsibility in connection with operations, such as plugging and abandonment bonds; well spacing; unitization and pooling of properties; safety precautions; operational reporting; eminent domain and government takings; and taxation.

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of future changes in federal, state or local laws, regulatory requirements or restrictions.

We may incur substantial expenses, and potentially resulting liabilities, to ensure our operations are in compliance with environmental laws and regulations.

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to environmental protection, including laws and regulations relating to the release and disposal of materials into the environment. These laws and regulations, among other things, require a permit to be obtained before drilling or facility mobilization and commissioning, or injection or disposal commences; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and impose substantial liabilities for pollution resulting from our operations.

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

•	announcements of technological innovations or new products by us or our existing or future competitors;

•	the timing and development of our products;

•	general and industry-specific economic conditions;

•	actual or anticipated fluctuations in our operating results;

•	liquidity;

•	actions by our stockholders;

•	changes in our cash flow from operations or earnings estimates;

•	changes in market valuations of similar companies;

•	our capital commitments;

•	the sale or attempted sale or a large amount of common stock into the market; and

•	the loss of any of our key management personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.

We may issue shares of our preferred stock with greater rights than our common stock.

Our articles of incorporation authorize our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights. We currently have two series of preferred stock issued and outstanding, which ranks senior to our common stock with respect to dividends and rights on the liquidation, dissolution or winding up of the Company, amongst other preferences and rights.

There may be future dilution of our common stock.

We have a significant amount of derivative securities outstanding, which upon exercise or conversion, would result in substantial dilution of our common stock. To the extent outstanding restricted stock units, warrants or options to purchase our common stock under our 2016 Omnibus Incentive Plan or our 2012 Equity Incentive Plan are exercised, the price vesting triggers under the performance shares granted to our executive officers are satisfied, or additional shares of restricted stock are issued to our employees, holders of our common stock will experience dilution. Furthermore, the sale of additional equity or convertible debt securities could result in further dilution to our existing stockholders and cause the price of our outstanding securities to decline.

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

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE American under the symbol “LLEX.”

Holders

As of March 5, 2019, there were 147 holders of record of our common stock.

Dividend Policy

Holders of shares of preferred stock are entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears. Dividends on our preferred stock are payable, at the Company’s option, (i) in cash, (ii) in kind, or (iii) in a combination thereof. In 2018, we did not pay cash dividends on our outstanding preferred stock. As of December 31, 2018, the Company accrued a cumulative balance of $10.7 million of paid-in-kinds dividends. See Note 13 to our Consolidated Financial Statements.

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

We are currently restricted from declaring dividends pursuant to the terms of our Second Lien Credit Agreement and outstanding preferred stock. Our Revolving Credit Agreement also includes customary limitations on our ability to pay dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” for further information.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2018:
໿

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,031,578	$2.67	6,692,285
Equity compensation plans not approved by security holders	—	—	—
Total	5,031,578	$2.67	6,692,285

For additional information regarding the Company’s benefit plans and share-based compensation expense, see Note 15 in Notes to Consolidated Financial Statements.

Item 6.     Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item 6.

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

Our Company
We are a focused Permian Basin company engaged in the exploration, production, development, and acquisition of oil, natural gas, and NGLs, with all of our properties and operations in the Delaware Basin, with a focus on Liquids. In each of the past two years, over 90% of our revenues have been generated from the sale of Liquids (crude oil and NGLs). We have a highly contiguous acreage position with significant stacked-pay potential, which we believe includes at least five to seven productive zones and approximately 1,175 future drilling locations.
Our focus is growing our Company and increasing value to our stockholders by generating cash flow from our existing acreage base, as well as through delineation drilling on our acreage and future acquisitions, acreage exchanges and organic leasing.
2018 Operational and Financial Highlights

•	Increased our net sales production volumes by 215% to 4,965 BOE/d, as compared to 2017;

•	Increased our proved reserves by 273% to 42,707 MBOE (69% Liquids), as compared to 2017;

•	Averaged 8,081 net BOE/d from December 25 through December 31, 2018, achieving our 2018 year-end exit rate target of 8,000 BOE/d;

•
Increased our net acreage in the Delaware Basin to 28,500 gross (20,400 net) acres, where we have increased our average operated working interest to 76% and our operatorship to approximately 99% through acquisitions, acreage exchanges, and organic leasing;

•
Entered into several significant infrastructure and sales agreements, including agreements providing for crude gathering and transportation and water gathering and water disposal infrastructure, which we believe will provide us significant cost savings in 2019, advantaged crude pricing in the Gulf Coast markets, and more consistent production flowing to sales;

•	Reducing our crude transportation costs from approximately $5.15 per Bbl at December 31, 2018, to approximately $0.75 per Bbl in March 2019 through our infrastructure and sales agreements;

•	Reducing our salt water disposal costs from approximately $2.50 per Bbl to approximately $0.49 as of December 2018 through our infrastructure and sales agreements;

•
Entered into a new $500 million senior secured revolving credit facility with an initial borrowing base of $95 million (which was subsequently increased to $108 million in December 2018 as a result of our scheduled borrowing base redetermination), that re-financed our first-lien term loan with Riverstone Credit Partners, LLC and lowered our cost of capital and enhanced our liquidity;

•
Improved our capital structure through the conversion of approximately $68.0 million of our Second Lien Loans under our Second Lien Credit Agreement to a combination of preferred stock and common stock, of which 57.5% was converted into a new class of Series D Preferred Stock and 42.5% was converted into common stock based on a $5.00 per share conversion price, resulting in approximately $2.4 million in annualized PIK interest expense savings as a result of the conversion and also through the issuance of 25,000 shares of Series C-2 9.75% Convertible Participating Preferred Stock for $25.0 million; and

•	Decreased our general and administrative expense by 33% to $33.3 million in 2018 from $49.9 million in 2017.

2019 Updates

•
Improved our capital structure through the exchange and conversion of our outstanding Second Lien Loans under our Second Lien Credit Agreement to a combination of two newly created series of preferred stock (Series E Preferred Stock and Series F Preferred Stock) and common stock;

•	Eliminated the conversion features and voting rights on our existing Series C Preferred Stock and Series D Preferred Stock and reduced the redemption premium for the Series C Preferred Stock;

•
Increased the number of directors constituting our Board of Directors by two directors (to total eleven), which such vacancies created by the increase will be filled by the person designated by the holders of the Series E Preferred Stock and the person designated by the holders of the Series F Preferred Stock; and

•	Realized a 16% increase our borrowing base from $108 million to $125 million on March 1, 2019, as a result of our accelerated borrowing base redetermination.

Production Growth

Our producing properties are all located in the Delaware Basin of the Permian Basin in Winkler, Loving and Reeves Counties, Texas and Lea County, New Mexico. As a result of our horizontal development efforts, in 2018, we increased our net sales production volumes by 215% to 4,965 BOE/d in 2018 from 1,576 BOE/d in 2017.

Reserves Growth

As a result of our development efforts, acreage exchanges and acquisitions, our proved reserves increased 273% to approximately 42,707 MBOE as of December 31, 2018. Our reserves are Liquids rich, being comprised of approximately 69% Liquids (50% oil and 19% NGLs) and 31% natural gas. We believe that our current reserves represent only a small portion of the resource potential within our acreage, and we plan to further expand our inventory through continued delineation of our acreage both geographically and geologically and by drilling and completing additional prospective benches within our acreage position.

2018 Acreage Transactions
In 2018, we completed several acquisitions and acreage exchanges which increased our gross and net acreage position and proved reserves. As a result of our acquisitions, acreage exchanges and organic leasing, we increased our acreage position by 29% to 28,500 gross (20,400 net) acres and increased our operated working interest to an average of 76% and operated properties to approximately 99% of our acreage.
Below is a summary of some of the key transactions we completed in 2018:

•
In February 2018, we completed the acquisition of certain leasehold interests and other oil and gas assets in Loving and Winkler Counties, Texas from VPD Texas, L.P., for total cash consideration of approximately $10.7 million;

•
In March 2018, we closed the purchase of certain oil and natural gas properties and related assets in the Delaware Basin in Lea County, New Mexico, from OneEnergy Partners Operating, LLC, for stock and cash consideration valued at approximately $64.9 million, before acquisition costs and customary purchase price adjustments;

•
In May 2018, we completed the acquisition of certain leasehold interests and other oil and gas assets, including unproved leaseholds and non-consent proved producing oil and natural gas properties in Loving and Winkler Counties, Texas, from Anadarko for cash consideration of $7.1 million;

•
In June 2018, we closed a Leasehold Exchange Agreement with Felix Energy Holdings II, LLC (“Felix”) to exchange certain leasehold interest located in Loving and Winkler Counties, Texas, owned by us for certain leasehold interest located in the same counties owned by Felix and acquired certain working interests in two wells operated by us in Winkler County, Texas;

•
In August 2018, we closed an acre-for-acre trade of approximately 750 net acres in the Delaware Basin in Lea County, New Mexico, and assumed the working interests in four wells, pursuant to a Leasehold Exchange Agreement with Ameredev II, LLC. This exchange agreement increased our gross working interest in our Delaware Basin acreage in New Mexico up to 100% in core areas of our operations; and

•
In October 2018, we acquired the position of Southwest Royalties, Inc., our largest non-operating working interest partner in our core area of operations, which included approximately 570 net acres and 349 BOE/d production, for total cash consideration of $17.0 million.

Access to Infrastructure
We entered into several significant infrastructure agreements to support the sales of our production of Liquids and natural gas, including transportation and sales agreements and salt water gathering and disposal agreements. We believe these agreements secure us cost effective movement of our Liquids and natural production in Texas and Mexico.
In May 2018, we entered into a crude oil gathering agreement and option agreement with Salt Creek Midstream, LLC (“SCM”). The crude oil gathering agreement (the “Gathering Agreement”) enables SCM to (i) design, engineer, and construct a gathering system which will provide gathering services for our crude oil and (ii) gather our crude oil on the gathering system in certain production areas located in Winkler and Loving Counties, Texas and Lea County, New Mexico. The Gathering Agreement has a term of 12 years that automatically renews on a year to year basis until terminated by either party. In the Option Agreement, we granted an option to SCM to provide certain midstream services related to natural gas in Winkler and Loving Counties, Texas and Lea County, New Mexico, subject to expiration and terms of our existing gas agreement. The Option Agreement has a term commencing May 21, 2018 and terminating on January 1, 2027, pursuant to its one-time option. As consideration for this option, we received a one-time of payment $35 million from SCM.

In July 2018, the Company entered into a water gathering and disposal agreement and various ancillary agreements with SCM Water, LLC (“SCM Water”), an affiliate of SCM.  The agreements support our strategic efforts to secure long-term infrastructure solutions for our operations in the Delaware Basin. The water gathering project will complement our existing water disposal infrastructure, and we have reserved the right to recycle our produced water. SCM Water will commence, upon receipt of regulatory approval, to build out new gathering and disposal infrastructure to our current and future well locations in Lea County, New Mexico, and Winkler County, Texas. All future capital expenditures will be funded by SCM Water and will be designed to accommodate the water produced by our operations.  We will act as contract operator of SCM Water’s salt water disposal wells (SWD).  We have sold to SCM Water for cash consideration of up to $20 million, with $15 million upfront, an option to acquire our existing water infrastructure, a system which is comprised of approximately 14 miles of pipeline and one SWD.  We anticipate that the majority of our water will be disposed through the future SCM Water system at a competitive gathering rate under the agreement.

In August 2018, we secured pricing into a crude oil transportation and sales agreement with SCM Crude, LLC, an affiliate of SCM, to secure firm pipeline capacity on a long-haul crude oil pipeline to the Gulf Coast. Under the terms of the agreement, 6,000 Bbl/d of firm capacity will be delivered to the Gulf Coast for one year, beginning on July 1, 2019. During the next four years, from July 1, 2020 through June 30, 2024, firm capacity will adjust to 5,000 Bbl/d. All volumes will have Gulf Coast pricing based on Magellan East Houston pricing throughout the 5-year term. We also have the ability to expand our capacity during the term of the agreement as we believe having flexibility with barrels in the future is desirable.
In 2017, we entered into our long-term gas gathering and processing agreement with an affiliate of Lucid Energy Group (“Lucid”) to support our drilling program. Lucid has commenced receiving, gathering, and processing our gas production for certain areas in Winkler and Loving Counties, Texas and Lea County, New Mexico. Our agreement with Lucid secures sufficient term and capacity in the production areas committed to the agreement. Pursuant to our agreements with Lucid, there are no minimum volume commitments and all gas transported via Lucid is sent to Lucid’s 310 million cubic feet per day Red Hills Natural Gas Process Complex located in Lea County, New Mexico, where it is treated and processed then transported pursuant to transportation contracts through various long-haul pipelines with access to west coast markets, gulf coast markets, Permian markets and MidCon markets. Lucid is responsible for all capital costs in New Mexico and Texas, other than gathering lines from wellhead to various Lucid receipt points.

We believe these infrastructure and sales agreements will significantly reduce our operational costs in 2019 and future years, as well as more efficiently move our production to market.
Financial Resources
We have increased our liquidity position through several transactions in 2018, which we believe puts us in a financial position to fund our drilling and completion operations for 2019. On October 10, 2018, we announced our entry into the Revolving Credit Agreement, a new five-year senior secured reserve based revolving credit facility with an initial borrowing base of $95 million, that refinanced our first-lien term loan with Riverstone Credit Partners, LLC. The Company enhanced liquidity by $60 million, including $35 million in initial capacity under the Revolving Credit Agreement and $25 million raised through a tack-on to the outstanding Series C preferred stock. The Company reduced interest expense associated with the Riverstone First Lien Loans by 4.00%, from LIBOR plus 6.75% to LIBOR plus 2.75%. On December 7, 2018, the Company’s borrowing base under the Revolving Credit Agreement was increased to $108 million as a result of its regularly scheduled fall redetermination process.

Additionally, the Company converted approximately $68 million of the loans under its Second Lien Credit Agreement (as defined below) to a combination of preferred stock and common stock, of which 57.5% was converted into a new class of Series D preferred stock and 42.5% was converted into common stock based on a $5.00 per share conversion price. The Company realized approximately $2.4 million in annualized PIK interest expense savings as a result of the conversion.

The Company had $54.1 million in liquidity as of year-end 2018, including $33 million in availability under the Revolving Credit Agreement and $21.1 million in cash. We believe that our existing liquidity, Revolving Credit Agreement, and cash flow from operations will provide sufficient capital to execute our business plan for 2019, and we are currently targeting cash flow neutrality in 2019.

2019 Second Lien Term Loan Conversion and Borrowing Base Redetermination

On March 5, 2019, the Company agreed to convert the remaining Second Lien Loans with a face value of approximately $133.6 million for a combination of preferred stock and common stock, of which $60.0 million was converted into a new class of convertible preferred stock (Series E Preferred Stock), $55.0 million was converted into a new class of non-convertible preferred stock (Series F Preferred Stock), and $18.6 million was converted into common stock based on a $1.88 per share issuance price. The conversion of the Second Lien Loans in their entirety substantially improves our capital structure, resulting in the elimination of debt repayments and quarterly interest obligations on the Second Lien Loans. Subsequent to the conversion, our long-term debt consists solely of our Revolving Credit Agreement with no scheduled principle requirements until maturity in 2021.
Additionally, the conversion features and voting rights on the existing Series C Preferred Stock and Series D Preferred Stock were eliminated in exchange for the issuance of approximately 7.8 million shares of our common stock. The potential dilution of our common stockholders resulting from the conversion of the Second Lien Loans, the Series C Preferred Stock and Series D Preferred Stock was reduced from approximately 53.5 million shares of common stock to approximately 41.6 million shares of common stock, including the issuance of approximately 17.6 million shares of common stock and the effect of the possible conversion of the Series E Preferred Stock. The newly created Series E Preferred Stock is the only potentially dilutive instrument outstanding.

Concurrently, we accelerated our May Revolving Credit borrowing base redetermination resulting in an increase in our borrowing base to $125.0 million as of March 1, 2019. We added an additional borrowing base redetermination in July that will include results of our 2019 drilling activity. Subsequent redeterminations are scheduled in November and May of each year.

                See "Subsequent Events" below for further information regarding our 2019 recapitalization transactions.

Market Conditions and Commodity Pricing

Our financial results depend on many factors, including the price of oil, natural gas and NGLs and our ability to market our production on economically attractive terms. We generate the majority of our revenues from sales of Liquids and, to a lesser extent, the sale of natural gas. The prices of these products are critical factors to our success and volatility in these prices could impact our results of operations. In addition, our business requires substantial capital to acquire properties and develop our non-producing properties. Declines in the prices of oil, natural gas and NGLs would reduce our revenues and result in lower cash inflow which would make it more difficult for us to pursue our plans to acquire new properties and develop our existing properties. Declines in oil, natural gas, and NGL prices may also adversely affect our ability to obtain additional funding on favorable terms.

We believe that we are well-positioned to manage the challenges presented in a lower pricing environment, and we can execute our planned 2019 development program and capital expenditures with our current cash on hand, proceeds from operations and draws from the existing revolving credit facility as required.

Results of Operations

During the year ended December 31, 2018, we worked actively to increase our natural gas transportation, processing, and sales capacity for our expanding production. We successfully brought online our fourth Wolfcamp horizontal well. This well is our most geologically eastern well and is the closest well to the Central Basin Platform in our current acreage position. As of December 31, 2018, we have production flowing from our 24 horizontal wells and 14 legacy vertical wells.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following sets forth selected revenue and sales data for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change	% Change
Net sales volumes:
Oil (Bbls)	1,089,724	371,993	717,731	193%
Natural gas (Mcf)	2,855,739	776,164	2,079,575	268%
NGL (Bbls)	246,425	73,875	172,550	234%
Total (BOE)	1,812,106	575,229	1,236,877	215%
Average daily sales volume (BOE/d)	4,965	1,576	3,389	215%
Average realized sales price:
Oil (per Bbl)	$53.26	$47.92	$5.34	11%
Natural gas (per Mcf)	1.84	2.74	(0.90)	(33)%
NGL (per Bbl)	28.11	22.49	5.62	25%
Total (per BOE)	$38.75	$37.57	$1.18	3%
Oil, natural gas and NGL revenues (in thousands):
Oil revenue	$58,042	$17,826	$40,216	226%
Natural gas revenue	5,246	2,125	3,121	147%
NGL revenue	6,928	1,661	5,267	317%
Total	$70,216	$21,612	$48,604	225%

Revenues

Total revenue increased $48.6 million to $70.2 million for the year ended December 31, 2018, as compared to $21.6 million for the year ended December 31, 2017, representing a 225% increase. Our significant increase in total revenue in 2018 is primarily attributable to an additional 15 wells being placed on production in the Delaware Basin during 2018. Total sales volume climbed 215% to 1,812,106 BOE during 2018, compared to 575,229 BOE in 2017, an increase of 1,236,877 BOE.

The Company’s increase in revenues in 2018 was partially offset by increased crude transportation costs, which are deducted from the Company’s gross revenue for crude oil sales. For the year ended December 31, 2018, transportation costs related to crude oil sales increased by $3.7 million to $4.7 million, compared to $1.0 million for the same period in 2017. The Company expects to lower its crude transportation and gathering costs in 2019 as a result of increased pipeline transportation of the Company’s crude oil under the Gathering Agreement with SCM. The Company anticipates savings of approximately $4.50 per Bbl, equal to a decrease of approximately 87.4% in transportation costs utilizing pipe gathering as opposed to trucking.

Oil and Natural Gas Production Costs, Production Taxes, Depreciation, Depletion, and Amortization

Our production during the year ended December 31, 2018, increased from 575,229 BOE in 2017 to 1,812,106 BOE in 2018, an increase of 215%. This increase in production was primarily attributable to 15 additional wells being completed and placed on production.

The following table shows a comparison of production costs for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change	% Change
Operating Expenses per BOE:
Production costs (1)	$7.64	$10.14	$(2.50)	(25)%
Gathering, processing and transportation	1.87	2.07	(0.20)	(10)%
Production taxes	2.05	2.06	(0.01)	(1)%
General and administrative	18.35	86.66	(68.31)	(79)%
Depreciation, depletion, amortization and accretion	14.00	12.21	1.79	15%
Impairment of evaluated oil and natural gas properties	—	18.27	(18.27)	(100)%
Total (BOE)	$43.91	$131.41	$(87.50)	(67)%
Operating Expenses
Production costs	$13,843	$5,832	$8,011	137%
Gathering, processing and transportation	3,392	1,191	2,201	185%
Production taxes	3,709	1,187	2,522	212%
General and administrative	33,251	49,851	(16,600)	(33)%
Depreciation, depletion, amortization and accretion	25,367	7,025	18,342	261%
Impairment of evaluated oil and natural gas properties	—	10,505	(10,505)	(100)%
Total Operating Expenses	$79,562	$75,591	$3,971	5%

(1) Production costs include ad valorem taxes.

Production Costs

Production costs increased by $8.0 million, or 137%, to $13.8 million for the year ended December 31, 2018 compared to $5.8 million for the year ended December 31, 2017, primarily due to an increase in production volumes. Our production costs on a per BOE basis decreased by $2.50, or 25%, from $10.14 per BOE for the year ended December 31, 2017 to $7.64 for the year ended December 31, 2018. The decreased production costs per BOE are reflective of higher product sales relative to saltwater disposal costs. Product sales were also higher relative to various other costs, particularly workovers and repairs, rentals, and testing.

Gathering, Processing and Transportation

Gathering, processing and transportation costs related to natural gas sales increased by $2.2 million to $3.4 million for the year ended December 31, 2018, compared to $1.2 million during the same period in 2017. This cost increase was primarily the result of higher natural gas sales volumes. The cost decrease on a per BOE basis was due to lower gathering and treating rates during the year ended December 31, 2018.

Production Taxes

Production taxes increased by $2.5 million, or 212%, to $3.7 million for the year ended December 31, 2018, compared to $1.2 million for the year ended December 31, 2017, due to the increase in sales volumes. Our production taxes of $2.05 per BOE for the year ended December 31, 2018, had no material variance from the $2.06 per BOE for the year ended December 31, 2017, which is a reflection of stable taxation rates in our areas of operation.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $33.3 million during the year ended December 31, 2018, compared to $49.9 million during the year ended December 31, 2017, a decrease of $16.6 million or 33%. The decrease in G&A was primarily due to a decrease of $8.3 million in bonuses paid in 2018 offset by an increase of $4.1 million in professional and legal fees plus a significant decrease of $12.4 million in stock based compensation expense. The decrease of $12.4 million in stock based compensation was primarily attributed to $2.8 million in restricted stock bonuses granted to executive officers that vested at grant date, $6.2 million in restricted stock granted to employees and non-employee directors in October 2017, $1.6 million in incremental expense associated with the modification of stock options awarded to former Chief Executive Officer in 2017 and $1.8 million in restricted stock and stock options granted to three new executive officers hired during the year ended December 31, 2017.

During the year ended December 31, 2018, the $9.0 million of stock based compensation includes primarily $5.4 million of amortized expense recognized on stock awards granted in prior years and $3.6 million of expense recognized on vested stock awards granted in 2018.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization (“DD&A”) was $25.3 million during the year ended December 31, 2018, compared to $7.0 million during the year ended December 31, 2017, an increase of $18.3 million, or 261%. Our DD&A rate increased to $14.00 per BOE during the year ended December 31, 2018, from $12.21 per BOE during the year ended December 31, 2017. DD&A expense increased due to a sales volume increase of 1,236,877 BOE or 215% from 575,229 BOE during the year ended December 31, 2017, to 1,812,106 BOE during the year ended December 31, 2018.

Impairment of Evaluated Oil and Natural Gas Properties

There were no impairment charges for the year ended December 31, 2018. We recorded impairment charges of $10.5 million during the year ended December 31, 2017. Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties is less than or equal to the “ceiling,” based upon the expected after-tax present value of the future net cash flows discounted at 10% from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. For the year ended December 31, 2017, higher capital expenditures with slower than expected development of proved reserves contributed to the excess of net book value of our oil and natural gas properties over the ceiling resulting in the recognition of an impairment charge of $10.5 million.

Other Income and Expense

The following table shows a comparison of other income and expenses for the years ended December 31, 2018 and December 31, 2017:

	Years Ended December 31,
	2018	2017	Variance	%
	(In Thousands)
Other income (expense):
Other income	$2	$18	$(16)	(89)%
Loss on early extinguishment of debt	(20,370)	—	(20,370)	(100)%
Gain (loss) from commodity derivatives	55	(1,063)	1,118	(105)%
Gain (loss) from embedded derivatives	58,343	(6,260)	64,603	(1,032)%
Loss from conditionally redeemable preferred stock	—	(41)	41	(100)%
Interest expense	(32,827)	(18,757)	(14,070)	75%
Total other income (expense)	$5,203	$(26,103)	$31,306	(120)%

Loss on Early Extinguishment of Debt

On October 10, 2018, we converted approximately $68.3 million of our Second Lien Credit Agreement into a combination of 39,254 shares of Series D Preferred Stock, stated value of $1,000 per share, and 5,952,763 shares of common stock. As a result of such transactions, we recorded a loss of approximately $12.3 million on early extinguishment of debt.

Concurrently, we executed the Revolving Credit Agreement, from which we received proceeds of $60.0 million that were used to pay off the outstanding balance of the Riverstone First Lien Credit Agreement totaling $57.0 million, including accrued interest and prepayment penalties. As a result of the prepayment of the Riverstone First Lien Credit Agreement, we recorded a loss of approximately $8.1 on early extinguishment of debt.

Gain (Loss) from Commodity Derivatives

Gain on our commodity derivatives increased by $1.1 million or 105% during the year ended December 31, 2018, which primarily resulted from the function of fluctuations in the underlying commodity prices versus fixed hedge prices and the monthly settlement of the hedged instruments. During the year ended December 31, 2018, we had unrealized net gains of $1.9 million on mark-to-market adjustments on unsettled positions, which were partially offset by net losses of $1.9 million on cash settlement and resulted in a net gain of $55,000. During the year ended 2017, our net loss from commodity derivatives consisted primarily of net losses of $0.2 million on cash settlements and $0.9 million on mark-to-market adjustments on unsettled position.

Gain (Loss) from Fair Value Changes of Debt Conversion and Warrant Derivatives

The change in fair values of derivative instruments consisted of a gain of $58.3 million during the year ended December 31, 2018, as compared to a loss of $6.3 million during the year ended December 31, 2017. The $58.3 million gain was primarily attributed to the change in fair value of embedded derivatives resulting from the decrease of the Company’s stock price to $1.37 per share at December 31, 2018, as compared to $5.11 per share at December 31, 2017, net of the embedded derivatives associated with the partial conversion of the Second Lien Loans on October 10, 2018.

Interest Expense

Interest expense was $32.8 million for the year ended December 31, 2018, compared to $18.8 million for the year ended December 31, 2017. For the year ended December 31, 2018, we incurred interest expense of $3.0 million for quarterly interest payments and amortized debt issuance costs on the Riverstone First Lien Loans and the incremental bridge loans under the First Lien Credit Agreement, $12.2 million of paid-in-kind (“PIK”) interest, $14.4 million related to amortized debt discount on our Second Lien Term Loan and $3.2 million of amortized debt issuance costs. During the year ended December 31, 2017, we incurred $18.8 million of interest expense relating to amortized debt issuance costs on debentures, convertible notes and non-convertible notes.

Liquidity and Capital Resources

We establish a capital budget at the beginning of each calendar year and review it throughout the course of the year. Our capital budgets are based upon our estimate of internally generated sources of cash, as well as cash on hand and the available borrowing capacity of our Revolving Credit Agreement.

We ended the year with $54.1 million of liquidity consisting of $33 million of availability under our Revolving Credit Agreement and $21.1 million of cash and cash equivalents on hand. Accounts payable, which were $47.1 million as of December 31, 2018, have been reduced to $38.8 million as of March 4, 2019. We are focused on reducing payables in 2019 using cash flows from operation while continuing to execute its one rig drilling program and bringing more wells into production.

As operator of over 99% of our properties, we have the ability to structure our capital budget to align with our existing and projected liquidity and cash flows. Our 2019 capital budget of approximately $40 million to $60 million includes a one rig drilling and completion program that we expect to fund with cash on hand, cash flows from operations and current and future availability under our Revolving Credit Agreement. We will continually re-evaluate our liquidity and projected cash flows and we may add additional drilling rigs, temporarily suspend drilling operations, or consider additional financing options as circumstance change.

Our 2019 capital budget does not include acquisitions and leasing activities as we are unable to anticipate the acquisition or leasing opportunities that will be available to us in the future.
Actual capital expenditure levels may vary significantly due to many factors, including drilling results; oil, natural gas and NGL prices; industry conditions; the prices and availability of goods and services; and the extent to which properties are acquired or non-strategic assets are sold. We continue to screen for attractive acquisition, leasing and acreage trade opportunities; however, the timing and size of such transactions are unpredictable. We believe we have the operational flexibility to react quickly with our capital expenditures to changes in circumstances or fluctuations in our cash flows.

We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate our available alternative sources of liquidity, including accessing debt and equity capital markets in light of current and expected economic conditions. We believe that our liquidity position and ability to generate cash flows from our operations will be adequate to fund 2019 operations and continue to meet our other obligations.

Our cash flows for the years ended December 31, 2018 and 2017, are presented in the following table:

	Year ended December 31,
	2018	2017
	(in thousands)
Operating activities	$92,132	$(7,243)
Investing activities	(242,935)	(147,502)
Financing activities	154,478	160,469
Net change in cash	$3,675	$5,724

Operating Activities. For the year ended December 31, 2018, net cash provided by operating activities was $92.1 million, compared to net cash used in operating of $7.2 million for the year ended December 31, 2017. The increase of $99.4 million in cash used in operating activities was primarily attributable to $35.0 million received from SCM and its affiliates for upfront fees associated with option to provide future gas midstream services. The increase is also the result of a significant increase in revenue production and cash received upon net settlement of commodity derivative instruments.

Investing Activities. For the year ended December 31, 2018, net cash used in investing activities was $242.9 million compared to $147.5 million for the year ended December 31, 2017. The $242.9 million in cash used in investing activities was primarily attributable to the following:

•	$167.4 million incurred for drilling and completion costs, including drilling and completion costs for 2018 and costs accrued in 2017 which were paid in 2018;

•	$40.9 million cash consideration paid for the acquisition of leasehold acreage in the Delaware Basin in Lea County, New Mexico from OneEnergy Partners Operating, LLC;

•	$10.7 million cash consideration paid for the acquisition of proved and unproved oil and gas properties in Loving and Winkler Counties, Texas from VPD Texas, L.P.;

•	$7.1 million incurred to acquire additional leasehold interests from Anadarko;

•	$12.8 million incurred to pay for lease bonuses for leases primarily located in Winkler County, Texas and Lea County, New Mexico;

•	$17.0 million paid to Southwest Royalties for leasehold interests in Winkler County, Texas;

•	$3.9 million paid in connection with other leasehold exchange transactions and for other leasehold costs; and

•	$0.6 million paid for other property and equipment.

The costs incurred in investing activities were offset by the $17.5 million of upfront option fees associated with the option to acquire our salt water disposal infrastructure.

Financing Activities. For the year ended December 31, 2018, net cash provided by financing activities was $154.5 million compared to cash provided by financing activities of $160.5 million during the year ended December 31, 2017. The $154.5 million in net cash provided by financing activities included the following:

•	$75.0 million proceeds from the Revolving Credit Agreement;

•	$50.0 million proceeds from the Riverstone First Lien Credit Agreement;

•	$100.0 million and $25.0 million proceeds from the issuance of Series C-1 and C-2 Preferred Stock, respectively; and

•	$3.7 million in proceeds received from the exercise of stock warrants and stock options.

These increases in proceeds were offset by the following:

•	$57.0 million for the repayment of Riverstone First Lien Credit Agreement;

•	$31.8 million for the repayment of the First Lien Term Loan;

•	$2.2 million relating to payment of taxes withheld on stock based compensation;

•	$7.2 million of payments in connection with debt and equity issuance costs; and

•	$1.0 million paid to repurchase 253,598 shares of our common stock.

Summary of Existing Capital Structure
Below is a summary of our capital structure as of December 31, 2018 and 2017:

Debt and Equity Financing(1)	2018	2017
Debt	(in thousands)
Revolving Credit Agreement	$75,000	$—
Second Lien Credit Agreement	82,804	96,431
Bridge Loans associated with amended First Lien Term Loan	—	30,363
Other notes payable	—	1,011
Total debt	157,804	127,805
Mezzanine Equity
Series C-1 Preferred Stock	106,774	—
Series C-2 Preferred Stock	25,522	—
Series D Preferred Stock	40,729	—
Total mezzanine equity	173,025	—
Stockholders' Equity
Common stock	7	5
Additional paid-in capital	321,753	272,335
Treasury stock	(997)	—
Accumulative deficit	(307,431)	(303,288)
Total stockholders' equity (deficit)	13,332	(30,948)
Total	$344,161	$96,857

(1)	See Notes 9, 13 and 14 in the Notes to Consolidated Financial Statements for additional information about the Company’s outstanding debt and equity.

Revolving Credit Agreement

On October 10, 2018, we entered into a five-year, $500 million senior secured revolving credit agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the “Guarantors”), BMO Harris Bank, N.A., as administrative agent, and the lenders party thereto. The Revolving Credit Agreement provides for a senior secured reserve based revolving credit facility with an initial borrowing base of $95 million. The borrowing base is subject to semiannual redetermination in May and November of each year. On December 7, 2018, the Company’s borrowing base under the Revolving Credit Agreement was increased to $108 million as a result of its regularly scheduled fall redetermination process. We accelerated our May Revolving Credit borrowing base redetermination resulting in an increase in our borrowing base to $125 million as of March 1, 2019. We added an additional borrowing base redetermination in July that will include results of our 2019 drilling activity. Subsequent redeterminations are scheduled in November and May of each year.

Borrowings under the Revolving Credit Agreement bear interest at a floating rate of either LIBOR or a specified base rate plus a margin determined based upon the usage of the borrowing base. The Company is required to pay a commitment fee of 0.5% per annum on any unused portion of the borrowing base. The Company’s obligations under the Revolving Credit Agreement are secured by first priority liens on substantially all of the Company’s and the Guarantors’ assets and are unconditionally guaranteed by each of the Guarantors.

The Company borrowed $60 million under the Revolving Credit Agreement at closing to repay in full and retire the Company’s previously existing $50 million Riverstone First Lien Credit Agreement, including accrued interest and a prepayment premium, and to pay transaction expenses. (See Note 9 for additional information regarding the Riverstone First Lien Credit Agreement). Future borrowings under the Revolving Credit Agreement may be used to fund working capital requirements, including for the acquisition, exploration and development of oil and gas properties, and for general corporate purposes. The Revolving Credit Agreement also provides for issuance of letters of credit in an aggregate amount up to $5 million.

The Revolving Credit Agreement matures on the earlier of the fifth anniversary of the closing date and the date that is 180 days prior to the maturity date of the Second Lien Credit Agreement (as defined below). Borrowings under the Revolving Credit Agreement are subject to mandatory repayment with the net proceeds of certain asset sales and debt incurrences or if a borrowing base deficiency occurs. The Company also may voluntarily repay borrowings from time to time and, subject to the borrowing base limitation and other customary conditions, may re-borrow amounts that are voluntarily repaid. Mandatory and voluntary repayments generally will be made without premium or penalty.

The Revolving Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including covenants relating to: maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance; and limitations on incurrence of indebtedness, liens, fundamental changes, international operations, asset sales, certain debt payments and amendments, restrictive agreements, investments, dividends and other restricted payments and hedging. It also requires the Company to maintain a ratio of Total Debt to EBITDAX of not more than 4.00 to 1.00 and a ratio of current assets to current liabilities of not less than 1.00 to 1.00 (each as defined in the Revolving Credit Agreement).

Second Lien Credit Agreement

On April 26, 2017, the Company entered into a second lien credit agreement, dated as of April 26, 2017, by and among the Company, certain subsidiaries of the Company, as guarantors (the “Guarantors”), Wilmington Trust, National Association, as administrative agent (the “Agent”), and the lenders party thereto (the “Lenders”), including Värde, as amended (the “Second Lien Credit Agreement”) comprised of convertible loans in an aggregate initial principal amount of up to $125 million in two tranches. The first tranche consisted of an $80 million term loan (the “Second Lien Term Loan”), which was fully drawn and funded on April 26, 2017. The second tranche consisted of up to $45 million in delayed-draw term loans (the “Delayed Draw Term Loan” and, together with the Second Lien Term Loan, the “Second Lien Loans”). Each tranche of the Second Lien Loans bears interest at a rate per annum of 8.25%, compounded quarterly in arrears and payable only in-kind by increasing the principal amount of the loan by the amount of the interest due on each interest payment date.

The Second Lien Loans matures on April 26, 2021. The Second Lien Loans are subject to mandatory prepayment with the net proceeds of certain asset sales, casualty events and debt incurrences, subject to the right of the Company to reinvest the net proceeds of asset sales and casualty events within 180 days. The Company may not voluntarily prepay the Second Lien Loans prior to March 31, 2019, except (a) in connection with a Change of Control (as defined in the Second Lien Credit Agreement) or (b) if the closing price of our common stock on the principal exchange on which it is traded has been equal to or greater than 110% of the Conversion Price (as defined below) for at least 20 of the 30 trading days immediately preceding the prepayment. The Company is required to pay a make-whole premium in connection with any mandatory or voluntary prepayment of the Second Lien Loans.

Each tranche of the Second Lien Loans is separately convertible at any time, in full and not in part, at the option of the Lead Lender, as follows:

•
70% of the principal amount of each tranche of the Second Lien Loans, together with accrued and unpaid interest and the make-whole premium on such principal amount (the “Conversion Sum”), will convert into a number of newly issued shares of common stock determined by dividing the total of such principal amount, accrued and unpaid interest and make-whole premium by $5.50 (subject to certain customary adjustments, the “Conversion Price”); and

•	30% of the principal amount of the Conversion Sum will convert on a dollar for dollar basis into a new term loan (the “Take Back Loans”).

The terms of the Take Back Loans will be substantially the same as the terms of the Second Lien Loans, except that the Take Back Loans will not be convertible and will bear interest payable in cash at a rate of LIBOR plus 9% (subject to a 1% LIBOR floor).

Additionally, the Company has the option to convert the Second Lien Loans, in whole or in part, into shares of common stock at any time or from time to time if, at the time of exercise of the Company’s conversion option, the closing price of the common stock on the principal exchange on which it is traded has been at least 150% of the Conversion Price then in effect for at least 20 of the 30 immediately preceding trading days. Conversion at the Company’s option will occur on the same terms as conversion at the Lender’s option.

On January 31, 2018, the Company entered into a fourth amendment to the Second Lien Credit Agreement (“Amendment No. 4 to the Second Lien Credit Agreement”). The purpose of Amendment No. 4 to the Second Lien Credit Agreement was to, among other matters: permit us to enter the Riverstone First Lien Credit Agreement and incur the Riverstone First Lien Loans and related liens; permit us to issue the Series C Preferred Stock; and after the issuance of the Series C Preferred Stock pursuant to the Securities Purchase Agreement, reduce from two to one the maximum number of members of the Board the lenders under the Second Lien Credit Agreement will have the right to appoint following the conversion of the convertible loans under the Second Lien Credit Agreement.

On February 20, 2018, the Company entered into a fifth amendment to the Second Lien Credit Agreement (“Amendment No. 5 to the Second Lien Credit Agreement”), together with Amendment No. 1 to the Riverstone First Lien Credit Agreement. Pursuant to such amendments and a consent letter received from the Purchasers (as defined in Note 9 of the Notes to Consolidated Financial Statements), in their capacity as the holders of all of the issued and outstanding shares of Series C Preferred Stock, the Company was granted the right to repurchase shares of its common stock for an aggregate purchase price up to $10 million (subject to certain exceptions and conditions).

On October 10, 2018, the Company entered into a sixth amendment to the Second Lien Amendment (“Amendment No. 6 to the Second Lien Credit Agreement”), by and among the Company, the Guarantors, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, including Värde Partners, Inc., as lead lender. Among other matters, Amendment No. 6 to the Second Lien Credit Agreement amended the Second Lien Credit Agreement to permit the Company to enter into and incur indebtedness under the Revolving Credit Agreement (as defined and described above) and to provide for the reduction in the principal amount of the Second Lien Term Loan under the Second Lien Credit Agreement pursuant to the Transaction Agreement (as defined and described below).

See Note 9 in the Notes to Consolidated Financial Statements for additional information about the Company’s Second Lien Credit Agreement.

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

On October 10, 2018, the Company entered into a Transaction Agreement (the “Transaction Agreement”) by and among the Company and certain private funds affiliated with Värde Partners, Inc. (the “Värde Parties”), pursuant to which the Company agreed to:

•
issue to the Värde Parties (i) an aggregate of 5,952,763 shares of the Company’s common stock, par value $0.0001 per share, which includes 5,802,763 shares of common stock at an exchange price of $5.00 per share of common stock plus an additional 150,000 shares of common stock, and (ii) 39,254 shares of a newly created series of preferred stock of the Company, designated as “Series D 8.25% Convertible Participating Preferred Stock” (the “Series D Preferred Stock”), as consideration for the reduction by approximately $56.3 million of the outstanding principal amount of the Second Lien Term Loan under the Second Lien Credit Agreement, together with accrued and unpaid interest and the make-whole amount thereon totaling approximately $11.9 million;

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

Closing of the issuance of the shares of common stock and Series D Preferred Stock and the issuance and sale of the shares of Series C-2 Preferred Stock pursuant to the Transaction Agreement occurred on October 10, 2018. The Company intends to use the net proceeds from the sale of the shares of Series C-2 Preferred Stock for general corporate purposes, including the acquisition, exploration and development of oil and gas properties. The Series D Preferred Stock and the Series C-2 Preferred Stock are recorded at fair value of $40.0 million and $25.0 million, respectively, as mezzanine equity as of December 31, 2018.

See Note 13 in the Notes to Consolidated Financial Statements for additional information about the Company’s Preferred Stock.

SOS Note

On June 30, 2016, pursuant to the merger agreement with Brushy and as a condition of the fourth amendment to such merger agreement, the Company was required to make a cash payment of $500,000 to SOS Investment LLC (“SOS”), and also executed a subordinated promissory note with SOS, for $1 million, at an interest rate of 6% per annum which matures on June 30, 2019. In conjunction with the cash payment and the note, the Company also issued 200,000 warrants at an exercise price of $25.00. The Company accounted for the cost of warrants of $0.2 million as part of the Brushy merger transaction costs during the year ended December 31, 2017. The SOS note was fully paid on January 22, 2018.

See Note 9 in the Notes to Consolidated Financial Statements for additional information regarding the SOS Note.

Common Stock Repurchase

In March 2018, we entered into a share-repurchase agreement (the “SRA”) with an investment brokerage company (“Broker”) to repurchase $1.0 million of the Company’s common stock as part of the Share Repurchase Plan (the “Plan”). Under the terms of the SRA, the Company paid cash directly to the Broker and received delivery of shares of the Company’s common stock. All of the shares acquired by the Company under the SRA are recorded as treasury stock. For the year ended December 31, 2018 the Company purchased 253,598 shares of the Company’s common stock for approximately $1.0 million.

Related Party Transactions

VPD Acquisition

On February 28, 2018, the Company completed the acquisition of certain leasehold interests and other oil and gas assets in Loving and Winkler Counties, Texas from VPD Texas, L.P. (“VPD”) for cash consideration of $10.6 million including $0.5 million of related acquisition costs (the “VPD Acquisition”). The VPD Acquisition was recorded at fair value which was the total cash consideration and related acquisition costs of approximately $10.7 million. VPD is an affiliate of Värde Partners, Inc. (“Värde”). Värde participated as lead lender in the Company’s Second Lien Term Loan transaction in 2017 and as investor of the Company’s Series C Preferred Stock transaction in January 2018. As a result, the VPD Acquisition is considered a related party transaction. See Note 11 - Related Party Transactions in the Notes to Consolidated Financial Statements.

Subsequent Events
Amendment to Revolving Credit Agreement
        On March 1, 2019, the Company entered into a first amendment and waiver (the “First Amendment and Waiver to Second Amended and Restated Credit Agreement”) to its existing Revolving Credit Agreement. Among other matters, in the First Amendment and Waiver to Second Amended and Restated Credit Agreement, the Company requested, and the Administrative Agent and the Majority Lenders (as defined in the First Amendment and Waiver to Second Amended and Restated Credit Agreement) consented to, a waiver of the requirement to comply with the leverage ratio covenant in Section 9.01(a) of the Revolving Credit Agreement as of the fiscal quarter ended December 31, 2018.
Additionally, the Company agreed upon a borrowing base redetermination under the Company’s First Amendment and Waiver to the Second Amended and Restated Credit Agreement, whereby the Borrowing Base (as defined therein) was increased from $108.0 million to $125.0 million, resulting in a $17.0 million increase in revolver capacity. This redetermination will be in effect until the next scheduled redetermination on or about July 1, 2019, and thereafter, the Borrowing Base will generally be redetermined semi-annually on May 1 and November 1 of each year, beginning on November 1, 2019. The Company may use borrowings to fund capital expenditures, working capital requirements and other general corporate purposes.
Transaction Agreement
On March 5, 2019, the Company entered into a Transaction Agreement (the “2019 Transaction Agreement”) by and among the Company and the Värde Parties), pursuant to which the Company agreed to:

•
issue to the Värde Parties an aggregate of (i) 9,891,638 shares of the Company’s common stock, par value $0.0001 per share (the “Term Loan Exchanged Common Stock”), (ii) 60,000 shares of a newly created series of preferred stock of the Company, designated as “Series E 8.25% Convertible Participating Preferred Stock” (the “Series E Preferred Stock” or the “Exchanged Series E Shares”), and (iii) 55,000 shares of a newly created series of preferred stock of the Company, designated as “Series F 9.00% Participating Preferred Stock” (the “Series F Preferred Stock” or the “Exchanged Series F Shares” and, together with the Exchanged Series E Shares, the “Exchanged Preferred Shares”), as consideration for the termination of the Second Lien Credit Agreement (as defined in the 2019 Transaction Agreement) and the satisfaction in full, in lieu of repayment in full in cash, of $133.6 million (the “Term Loan Exchange Amount”) pursuant to the Payoff Letter (as defined in the 2019 Transaction Agreement);

•
issue to the Värde Parties, as consideration for the amendment and restatement of the Second Amended and Restated Series C Certificate of Designation (as defined below) and the Amended and Restated Series D Certificate of Designation (as defined below), 7,750,000 shares of the Common Stock.

Closing of the issuance of the shares of Common Stock, Series E Preferred Stock and Series F Preferred Stock pursuant to the 2019 Transaction Agreement occurred on March 5, 2019.
The terms of the Series F Preferred Stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series F Participating Preferred Stock (the “Series F Certificate of Designation”) and the terms of the Series E Preferred Stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Participating Preferred Stock (the “Series E Certificate of Designation”), each of which was filed by the Company with the Secretary of State of the State of Nevada on March 5, 2019. The terms of the Series C Preferred Stock are set forth in a Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 9.75% Participating Preferred Stock and Series C-2 9.75% Participating Preferred Stock (the “Second Amended and Restated Series C Certificate of Designation”), and the terms of the Series D Preferred Stock are set forth in an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D 8.25% Participating Preferred Stock (the “Amended and Restated Series D Certificate of Designation”).
See Note 20 to the Financial Statements for additional information regarding the material terms of the Series F Preferred Stock, the Series E Preferred Stock, the amended terms of the Series C Preferred Stock, the amended terms of the Series D Preferred Stock and the 2019 Transaction Agreement.
Amended and Restated Registration Rights Agreement
On March 5, 2019, in connection with the closing of the issuance of shares of Common Stock, Series E Preferred Stock and Series F Preferred Stock pursuant to the 2019 Transaction Agreement, the Company entered into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) to amend its existing registration rights agreement, dated October 10, 2018 (the “October Registration Rights Agreement”), by and between the Company and the Värde Parties. Among other matters, the Amended and Restated Registration Rights Agreement amended the October Registration Rights agreement to require the Company to file with the SEC a registration statement under the Securities Act registering for resale the shares of Common Stock issued pursuant to the 2019 Transaction Agreement and the shares of Common Stock issuable upon conversion of the shares of Series E Preferred Stock issued pursuant to the Transaction Agreement. The Amended and Restated Registration Rights Agreement also provides that the Company may satisfy its obligation to file a registration statement by filing an amendment to the October Shelf Registration Statement (as defined in the Amended and Restated Registration Rights Agreement).

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, and it is not anticipated that we will enter into any off-balance sheet arrangements.

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

Oil and Natural Gas Reserves

We follow the full cost method of accounting. All of our oil and natural gas properties are located within the United States and, therefore, all costs related to the acquisition and development of oil and natural gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and natural gas reserves. Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment would be recognized. Under the SEC rules, we prepared our oil and natural gas reserve estimates as of December 31, 2018, using the average, first-day-of-the-month price during the 12-month period ended December 31, 2018.

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

We believe estimated reserve quantities and the related estimates of future net cash flows are among the most important estimates made by an exploration and production company such as ours because they affect the perceived value of our Company, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements, including the quarterly calculation of depletion, depreciation and impairment of our proved oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine anticipated future cash inflows and future production and development costs by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each quarter to the estimated quantities of oil and natural gas remaining to be produced as of the end of that quarter. We reduce expected cash flows to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. For example, the standardized measure calculation requires us to apply a 10% discount rate. Although reserve estimates are inherently imprecise and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and natural gas properties, we make considerable effort to estimate our reserves, including through the use of independent reserves engineering consultants. We expect that quarterly reserve estimates will change in the future as additional information becomes available or as oil and natural gas prices and operating and capital costs change. We evaluate and estimate our oil and natural gas reserves as of December 31, and quarterly throughout the year. For purposes of depletion, depreciation, and impairment, we adjust reserve quantities at all quarterly periods for the estimated impact of acquisitions and dispositions. Changes in depletion, depreciation or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period in which the reserves or net cash flow estimate changes.

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

Derivative Instruments

All derivative instruments are recorded on the consolidated balance sheet at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. Although commodity based derivative instruments are used by the Company to manage the price risk attributable to its expected oil and natural gas production, those derivative instruments have not been designated as accounting hedges under the accounting guidance. All of our derivatives are accounted for as mark-to-market activities. Under ASC Topic 815, “Derivatives and Hedging,” these instruments are recorded on the consolidated balance sheets at fair value as either short term or long-term assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities by commodity for counterparties where a legal right to such offset exists. Changes in the derivatives’ fair values are recognized in current earnings since the Company has elected not to designate its current derivative contracts as cash flow hedges for accounting purposes.

The Company has recognized certain conversion features within its Second Lien Term Loan as embedded derivatives that have been bifurcated from the Second Lien Term Loan, as defined in Note 9 to our consolidated financial statements in Item 16 of this Annual Report on Form 10-K and accounted for separately from the debt.

Revenue Recognition

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

Recently Issued Accounting Pronouncements

For a discussion of recently adopted accounting standards and recent accounting standards not yet adopted, see “Note 2 - Summary of Significant Accounting Policies” to our Consolidated Financial Statements in Item 16 of this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

Item 8.        Financial Statements and Supplementary Data

Our financial statements appear immediately after the signature page of this Annual Report and are incorporated herein by reference. See “Index to Financial Statements” included in this Annual Report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

We identified a material weakness in the Company’s internal controls over financial reporting relating to our full cost ceiling test calculation during the year ended December 31, 2017. The Company has worked diligently to remediate the material weakness, including implementing measures to remediate the underlying causes that gave rise to the material weaknesses through implementation of processes and controls ensuring compliance with GAAP. The Company has specifically enhanced review procedures and provided additional documentation, analysis and governance over the ceiling test calculation to ensure that these procedures are performed and recorded in accordance with Company’s policies and GAAP. We took the following actions with respect to our full cost ceiling test calculation to address the material weakness:

(i)    implemented procedures to perform enhanced detailed reviews and analytical analysis on our current and projected tax position with respect to the impact of projected income taxes on the ceiling test; and
(ii)    implemented procedures for additional reviews on the ceiling test calculation, including treatment of wells-in-process, future income tax effects, and future development cost along with procedures to validate the ceiling test calculation with the reserve report.
     Management believes that the measures described above have remediated the material weakness identified at December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Our internal control structure is designed to provide reasonable assurance to our management and board of directors regarding the reliability of our financial reporting and the preparation and fairness of our financial statement preparation in accordance with U.S. generally accepted accounting principles.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting, as of December 31, 2018, based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework (2013)” which is issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment and those criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2018.

BDO USA, LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2018, and issued an attestation report set forth under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2018, except as mentioned above related to remediation of the material weakness, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information

The registrant elects to disclose under this Item 9B information otherwise disclosable in a report on Form 8-K.
On October 10, 2018, the Company entered into the Revolving Credit Agreement pursuant to which BMO Harris Bank N.A., SunTrust Bank, Capital One, N.A., and Credit Suisse AG, Cayman Islands Branch, (collectively, the “Lenders”) have made certain credit available to and on behalf of the Company. In connection with the preparation of this Form 10-K and the associated financial statements, the Company informed its Lenders, that it did not satisfy the leverage ratio covenant in Section 9.01(a) of the Revolving Credit Agreement, as of the fiscal quarter ended December 31, 2018. Accordingly, the Company requested that the Lenders consent to a waiver with respect to such provision.
On March 1, 2019, the Company entered into that certain First Amendment and Waiver to Second Amended and Restated Credit Agreement (“Waiver”) whereby the Lenders granted a waiver with respect to the breach of the leverage ratio covenant contained in Section 9.01(a) of the Revolving Credit Agreement. Among other things, the Waiver amended the terms of the Revolving Credit Agreement to increase the borrowing base to $125,000,000.
The foregoing summaries of the terms of the Revolving Credit Agreement and Waiver do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Revolving Credit Agreement and Waiver, copies of which are filed as Exhibits 10.37 and Exhibit 10.41, respectively, to this Annual Report and incorporated herein by reference.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

For information concerning Item 10, see the definitive Proxy Statement of Lilis Energy, Inc., relating to the Company’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

The Company has adopted a code of ethics, our Code of Business Conduct, that applies to the Company’s chief executive officer, chief financial officer and chief accounting officer. The full text of such code of ethics has been posted on the Company’s website at www.lilisenergy.com and is available free of charge in print to any stockholder who requests it. Request for copies should be addressed to the Vice President of Human Resources at mailing address, 1800 Bering Drive, Suite 510, Houston, Texas 77057.

Item 11.     Executive Compensation

For information concerning Item 11, see the definitive Proxy Statement of Lilis Energy, Inc., relating to the Company’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information concerning Item 12, see the definitive Proxy Statement of Lilis Energy, Inc., relating to the Company’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

For information concerning Item 13, see the definitive Proxy Statement of Lilis Energy, Inc., relating to the Company’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

For information concerning Item 14, see the definitive Proxy Statement of Lilis Energy, Inc., relating to the Company’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

Liquids. Crude oil and natural gas liquids, or NGLs.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference:

(i)	The consolidated financial statements of Lilis Energy, Inc. are listed on the Index to this Form 10-K, page 58.

b.	The following exhibits are filed or furnished with this Annual Report on Form 10-K or incorporated by reference:

b)    Exhibits

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

3.3	Certificate of Change of Lilis Energy, Inc., dated as of June 21, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2016).
3.4	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 18, 2010).
3.5
Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated April 25, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2017).

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series C 9.75% Convertible Participating Preferred Stock, dated January 31, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018).

3.7
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 9.75% Convertible Participating Preferred Stock and Series C-2 9.75% Convertible Participating Preferred Stock, dated October 10, 2018 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 16, 2018).

3.8
Certificate of Designation of Preferences, Rights and Limitations of Series D 8.25% Convertible Participating Preferred Stock, dated October 10, 2018 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 16, 2018).

3.9*	Certificate of Designation of Preferences, Rights and Limitations of Series E 8.25% Convertible Participating Preferred Stock, dated March 5, 2019
3.10*	Certificate of Designation of Preferences, Rights and Limitations of Series F 9.00% Participating Preferred Stock, dated March 5, 2019
3.11*
Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 9.75% Participating Preferred Stock and Series C-2 9.75% Participating Preferred Stock, dated March 5,2019

3.12*	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D 8.25% Participating Preferred Stock, dated March 5, 2019.

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014).
4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014).
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

4.5	Form of Warrant dated May 30, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2014).
4.6	Warrant to Purchase Common Stock issued to Heartland Bank (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on February 26, 2015).
4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
4.8	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
4.9	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on September 16, 2016).
4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017).
4.11†
Lilis Energy, Inc. 2016 Omnibus Incentive Plan and forms of agreement thereunder (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 28, 2016).

4.12†
First Amendment to the Lilis Energy, Inc. 2016 Omnibus Incentive Plan, approved on November 3, 2016 (incorporated herein by reference to Annex C to the Company’s Definitive Proxy filed on September 30, 2016).

4.13†
Second Amendment to the Company’s 2016 Omnibus Incentive Plan, dated July 13, 2017 (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 19, 2017).

4.14
Third Amendment to Lilis Energy, Inc. 2016 Omnibus Incentive Plan, approved on June 28, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2018).

10.1†
Employment Agreement with Ariella Fuchs, dated as of March 16, 2015 (incorporated herein by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015).

10.2	Recovery Energy, Inc. 2012 Equity Incentive Plan dated August 31, 2012, as amended (incorporated herein by reference to Appendix B to the Company’s definitive proxy filed on December 15, 2015).
10.3	Form of Convertible Note Purchase Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
10.4	Form of Note Exchange Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
10.5	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.6	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.7†	Employment Agreement with Ariella Fuchs, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.8†	Employment Agreement with Ronald Ormand, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
10.9
Texican Crude & Hydrocarbon LLC Purchase Contract, dated as of February 3, 2016, between Texican Crude & Hydrocarbon, LLC and Impetro Operating LLC (incorporated herein by reference to Exhibit 10.65 to Brushy Resources, Inc.’s Registration Statement on Form S-1 filed on September 16, 2016).

10.10	DCP Midstream, LP Gas Purchase Agreement (incorporated herein by reference to Exhibit 10.8 to Brushy Resources, Inc.’s Form 10/A filed on July 26, 2013, which became effective August 6, 2013).
10.11
Credit and Guarantee Agreement, dated as of September 29, 2016 by and among Lilis Energy, Inc., Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, the Lenders party thereto and T.R. Winston & Company, LLC acting as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 26, 2016).

10.12	Employment Agreement with Joseph C. Daches, dated as of January 23, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 25, 2017).

10.13
Securities Subscription Agreement, dated February 28, 2017, by and among the Company and the Purchasers thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017).

10.14
Registration Rights Agreement, dated February 28, 2017, by and among the Company and the Purchasers thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2017).

10.15†
First Amendment to Employment Agreement with Ronald D. Ormand, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2017).

10.16†
First Amendment to Employment Agreement with Ariella Fuchs, dated as of March 9, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2017).

10.17
Credit Agreement, dated April 26, 2017 by and among Lilis Energy, Inc., the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association acting as administrative agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 27, 2017).

10.18
Registration Rights Agreement, dated April 26, 2017 by and among the Lender party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 27, 2017).

10.19
Series B 6.0% Convertible Preferred Stock Conversion Agreement, dated April 25, 2017, by and among the Holders party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 27, 2017).

10.20†	First Amendment to Employment Agreement with Joseph Daches, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017)
10.21†	Second Amendment to Employment Agreement with Ariella Fuchs, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017)
10.22†	Employment Agreement with James Linville, dated as of June 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2017).
10.23†
First Amendment of Executive Employment Agreement, dated August 4, 2017, by and between Lilis Energy, Inc. and Jim Linville (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2017).

10.24
Letter Agreement dated August 12, 2017 between the Company and Värde Partners, Inc. (incorporated herein by reference to Exhibit 10.14 on the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017).

10.25
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

10.26*	Amendment No. 1 to the Gas Gathering, Processing and Purchase Agreement, dated October 1, 2017 by and among the Company and Lucid Energy Delaware.
10.27
Amendment No. 1 to Second Lien Credit Agreement, dated October 3, 2017 by and among Lilis Energy, Inc., the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017).

10.28
Amendment No. 2 to Second Lien Credit Agreement, dated October 19, 2017 by and among Lilis Energy, Inc., the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 24, 2017).

10.29
Amendment No. 3 to Second Lien Credit Agreement, dated November 10, 2017 by and among Lilis Energy, Inc., the Guarantors party thereto, the Lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2017).

10.30
Purchase and Sale Agreement, dated as of January 30, 2018, by and between Lilis Energy, Inc. and OneEnergy Partners Operating, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018).

10.31
Securities Purchase Agreement, dated as of January 30, 2018, by and among Lilis Energy, Inc. and the Purchasers party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018).

10.32
Registration Rights Agreement, dated as of January 31, 2018, by and among Lilis Energy, Inc. and the Purchasers party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2018).

10.33
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

10.34
Amendment No. 4 to Second Lien Credit Agreement, dated as of January 31, 2018, by and among Lilis Energy, Inc., the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 1, 2018).

10.35*
Amendment No. 5 to Second Lien Credit Agreement, dated as of February 20, 2018, by and among Lilis Energy, Inc., the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent.

10.36*
Amendment No. 1 to the Amended and Restated Senior Secured Term Loan Credit Agreement, dated as of February 20, 2018, by and among Lilis Energy, Inc., the subsidiaries of the Company party thereto as guarantors, Riverstone Credit Management LLC, as administrative agent and collateral agent, and the lenders party thereto.

10.37
Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 10, 2018, among Lilis Energy, Inc., the subsidiaries of Lilis Energy, Inc. party thereto as guarantors, BMO Harris Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 16, 2018).

10.38
Amendment No. 6 to Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated as of October 10, 2018, among Lilis Energy, Inc., the subsidiaries of Lilis Energy, Inc., party thereto as guarantors, Wilmington Trust, National Association, as administrative agent, Varde Partners, Inc., as lead lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 16, 2018).

10.39
Transaction Agreement, dated as of October 10, 2018, by and among Lilis Energy, Inc. and the Varde Parties party thereto (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 16, 2018).

10.40
Registration Rights Agreement, dated as of October 10, 2018, by and among Lilis Energy, Inc. and the Varde Parties party thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 16, 2018).

10.41*
First Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of March 1, 2019, among Lilis Energy, Inc., the subsidiaries of Lilis Energy, Inc. party thereto as guarantors, Wilmington Trust, National Association, as administrative agent, Värde Partners, Inc., as lead lender, and the other lenders party thereto.

10.42*
Transaction Agreement, dated as of March 5, 2019, by and among Lilis Energy, Inc., the Värde Fund Vi-A, L.P., Värde Investment Partners, L.P., the Värde Fund Xi (Master), L.P., Värde Investment Partners (Offshore) Master, L.P., the Värde Skyway Fund, L.P., the Värde Skyway Mini-Master Fund, L.P. and the Värde Fund Xii (Master), L.P.

10.43*	Amended and Restated Registration Rights Agreement, dated as of March 5, 2019, by and among Lilis Energy, Inc. and the Värde Parties party thereto.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of BDO USA, LLP for the Company.
23.2*	Consent of Cawley, Gillespie & Associates, Inc., independent petroleum engineers for the Company.
31.1*	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2*	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc., dated January 17, 2019, for the Company.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.
+	To be filed by amendment.

c)    Financial Statement Schedules

Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILIS ENERGY, INC.

Date: March 7, 2019	By:	/s/Ronald D. Ormand
Ronald D. Ormand
Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Ronald D. Ormand	Executive Chairman of the Board & Chief Executive Officer	March 7, 2019
Ronald D. Ormand	(Principal Executive Officer)

/s/ Joseph C. Daches	President and Chief Financial Officer	March 7, 2019
Joseph C. Daches	(Principal Financial and Accounting Officer)

/s/ Mark Christensen	Director	March 7, 2019
Mark Christensen

/s/ Nuno Brandolini	Director	March 7, 2019
Nuno Brandolini

/s/ R. Glenn Dawson	Director	March 7, 2019
R. Glenn Dawson

/s/ John Johanning	Director	March 7, 2019
John Johanning

/s/ Markus Specks	Director	March 7, 2019
Markus Specks

/s/ Michael G. Long	Director	March 7, 2019
Michael G. Long

/s/ David M. Wood	Director	March 7, 2019
David M. Wood

/s/ Nicholas Steinsberger	Director	March 7, 2019
Nicholas Steinsberger

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Lilis Energy, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lilis Energy, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.
Dallas, Texas
March 7, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Lilis Energy, Inc.
Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited Lilis Energy, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes and our report dated March 7, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Dallas, Texas
March 7, 2019

Lilis Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$21,137	$17,462
Accounts receivable, net of allowance of $25 and $39, respectively	20,546	7,426
Derivative assets	2,551	—
Prepaid expenses and other current assets	1,851	584
Total current assets	46,085	25,472
Property and equipment:
Oil and natural gas properties, full cost method of accounting, net	430,379	170,305
Other property and equipment, net	524	76
Total property and equipment, net	430,903	170,381
Other assets	3,785	91
Total assets	$480,773	$195,944
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$47,112	$10,488
Accrued liabilities	14,794	7,634
Revenue payable	14,546	6,460
Derivative instruments	515	853
Total current liabilities	76,967	25,435
Asset retirement obligations	2,433	726
Long-term debt	157,804	127,794
Derivative instruments	4,699	72,937
Long-term deferred revenue and other liabilities	52,513	—
Total liabilities	294,416	226,892
Commitments and contingencies (Note 19)
Mezzanine Equity:
Series C-1 9.75% Convertible Participating Preferred Stock, 10,000,000 shares authorized, 100,000 shares issued and outstanding with a liquidation preference of $24.3 million as of December 31, 2018.	106,774	—
Series C-2 9.75% Convertible Participating Preferred Stock, 10,000,000 shares authorized, 25,000 of shares issued and outstanding with a liquidation preference of $5.7 million as of December 31, 2018.	25,522	—
Series D $8.25% Convertible Participating Preferred Stock, 10,000,000 shares authorized, 39,254 shares, issued and outstanding with a liquidation preference of $10.0 million as of December 31, 2018.	40,729	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 150,000,000 shares authorized, 71,182,016 and 53,368,331 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	7	5
Additional paid-in capital	321,753	272,335
Treasury stock, 253,598 shares as of December 31, 2018	(997)	—
Accumulated deficit	(307,431)	(303,288)
Total stockholders’ equity (deficit)	13,332	(30,948)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$480,773	$195,944

The accompanying notes are an integral part of these consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenues:
Oil sales	$58,042	$17,826
Natural gas sales	5,246	2,125
Natural gas liquid sales	6,928	1,661
Total revenues	70,216	21,612
Operating expenses:
Production costs	13,843	5,832
Gathering, processing and transportation	3,392	1,191
Production taxes	3,709	1,187
General and administrative	33,251	49,851
Depreciation, depletion, accretion and amortization	25,367	7,025
Impairment of evaluated oil and natural gas properties	—	10,505
Total operating expenses	79,562	75,591
Loss from operations	(9,346)	(53,979)
Other income (expense):
Loss on early extinguishment of debt	(20,370)	—
Gain (loss) from commodity derivatives, net	55	(1,063)
Gain (loss) from embedded derivatives	58,343	(6,260)
Loss from conditionally redeemable preferred stock	—	(41)
Interest expense	(32,827)	(18,757)
Other income	2	18
Total other income (expense)	5,203	(26,103)
Net loss before income taxes	(4,143)	(80,082)
Income tax expense	—	—
Net loss	(4,143)	(80,082)
Dividends on Series C-1, C-2 and D convertible preferred stock	(10,687)	—
Dividends on redeemable preferred stock	—	(122)
Dividend and deemed dividends on Series B convertible preferred stock	—	(4,635)
Net loss attributable to common stockholders	$(14,830)	$(84,839)

Net loss per common share:
Basic	$(0.24)	$(2.00)
Diluted	$(0.47)	$(2.00)

Weighted average common shares outstanding:
Basic	62,854,214	42,428,148
Diluted	78,451,341	42,428,148

The accompanying notes are an integral part of these consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)

	Series B Preferred Shares		Common Shares		Additional Paid In	Treasury Shares		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2016	16,828	$13,432	20,918,901	$2	$219,837	—	$—	$(223,206)	$10,065
Stock based compensation	—	—	—	—	21,538	—	—	—	21,538
Common stock for restricted stock and stock options	—	—	5,859,383	—	524	—	—	—	524
Common stock withheld for taxes on stock based compensation	—	—	(786,081)	—	(3,709)	—	—	—	(3,709)
Exercise of warrants	—	—	5,580,281	1	592	—	—	—	593
Conversion of Series B Preferred Stock and dividends	(16,828)	(13,432)	16,601,026	2	14,863	—	—	—	1,433
Sale of common stock in private placement, net	—	—	5,194,821	—	18,649	—	—	—	18,649
Warrants repriced for term loan	—	—	—	—	1,031	—	—	—	1,031
Dividends and deemed dividends on preferred stock	—	—	—	—	(990)	—	—	—	(990)
Net loss	—	—	—	—	—	—	—	(80,082)	(80,082)
Balance, December 31, 2017	—	—	53,368,331	5	272,335	—	—	(303,288)	(30,948)
Stock based compensation	—	—	—	—	9,000	—	—	—	9,000
Common stock for restricted stock	—	—	404,093	—	—	—	—	—	—
Common stock withheld for taxes on stock based compensation	—	—	(484,727)	—	(2,230)	—	—	—	(2,230)
Exercise of warrants and stock options	—	—	5,000,834	—	3,751	—	—	—	3,751
Common stock issued for acquisition of oil and gas properties	—	—	6,940,722	1	24,777	—	—	—	24,778
Common stock issued for conversion of debt	—	—	5,952,763	1	24,584	—	—	—	24,585
Reclassification of warrant derivatives	—	—	—	—	223	—	—	—	223
Purchase of treasury stock	—	—	—	—	—	(253,598)	(997)	—	(997)
Dividends on preferred stock	—	—	—	—	(10,687)	—	—	—	(10,687)
Net loss	—	—	—	—	—	—	—	(4,143)	(4,143)
Balance, December 31, 2018	—	$—	71,182,016	$7	$321,753	(253,598)	$(997)	$(307,431)	$13,332

The accompanying notes are an integral part of these consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,143)	$(80,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	9,000	21,538
Bad debt expense	106	22
Amortization of debt issuance cost and debt discount	15,656	10,371
Paid-in-kind interest	12,213	6,559
Loss on early extinguishment of debt	20,370	—
(Gain) loss on commodity derivatives	(55)	1,063
Net settlements on commodity derivatives	(2,742)	(96)
Gain (loss) on embedded derivatives	(58,343)	6,301
Depreciation, depletion, amortization and accretion	25,367	7,025
Impairment of evaluated oil and natural gas properties	—	10,505
Changes in operating assets and liabilities:
Accounts receivable	(13,226)	(5,204)
Prepaid and other assets	(473)	309
Accounts payable, accrued expenses and other liabilities	53,402	14,446
Proceeds from options associated with future midstream services	35,000	—
Net cash provided by (used in) operating activities	92,132	(7,243)
Cash flows from investing activities:
Proceeds from options associated with salt water disposal infrastructure	17,500	—
Acquisitions of Southwest Royalties LLC	(17,039)	—
Acquisitions of oil and natural gas properties	(75,371)	—
Net proceeds from sale of DJ Basin and non-operated properties	—	1,282
Capital expenditures	(168,025)	(148,784)
Net cash used in investing activities	(242,935)	(147,502)
Cash flows from financing activities:
Proceeds from term loans, net of financing costs	47,806	185,428
Proceeds from the revolving credit agreement	75,000	—
Debt issuance costs	(2,434)	—
Repayment of term loans and notes payable	(88,836)	(40,394)
Proceeds from the issuance of Series C Preferred Stock	125,000	—
Equity financing costs	(2,582)	—
Proceeds from private placement, net of financing costs	—	18,399
Proceeds from exercise of stock options and warrants	3,751	745
Payment for tax withholding on stock-based compensation	(2,230)	(3,709)
Payment for common stock repurchased	(997)	—
Net cash provided by financing activities	154,478	160,469
Increase in cash and cash equivalents	3,675	5,724
Cash and cash equivalents at beginning of period	17,462	11,738

Cash and cash equivalents at end of period	$21,137	$17,462
Supplemental disclosure - See Note 16
Cash paid for interest	$4,958	$2,292

The accompanying notes are an integral part of these consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – Organization and Business

Lilis Energy, Inc. (“Lilis”, “Lilis Energy” or the “Company”) was incorporated in the State of Nevada and is listed and traded on the American New York Stock Exchange. The Company is an independent oil and natural gas company focused on the acquisition, development, and production of conventional and unconventional oil and natural gas properties in the core of the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico.

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

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with GAAP which requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period; and the quantities and values of proved oil, natural gas and natural gas liquid (“NGL”) reserves used in calculating depletion and assessing impairment of its oil and natural gas properties. The most significant estimates pertain to the evaluation of unproved properties for impairment, proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties; the timing and amount of transfers of our unevaluated properties into our amortizable full cost pool; the fair value of embedded derivatives and commodity derivative contracts, accrued oil and natural gas revenues and expenses, valuation of options and warrants, and the allocation of general administrative expenses. Actual results could differ significantly from these estimates.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2018 presentation. These reclassifications have no effect on the Company’s previously reported results of operations, shareholders’ equity or cash flows.

In the preparation of the year-end consolidated financial statements, the Company identified an error in the classification of $15.0 million of cash received under the SCM agreement discussed in Note 10. Such receipts should have been reflected in investing activities instead of operating activities for the nine months ended September 30, 2018. The classification has been corrected in the consolidated statement of cash flows for the year ended December 31, 2018.

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

Fair Value of Financial Instruments

As of December 31, 2018 and 2017, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, revenue payable and advances from joint interest partners approximates fair value due to the short-term nature of such items. The carrying value of the Company’s secured debt is carried at cost which approximates the fair value of the debt as the related interest rates approximates interest rates currently available to the Company.

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion (net of deferred income taxes) may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. The present value of estimated future net cash flows was computed by applying a flat oil price to forecast revenues from estimated future production of proved oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. For the year ended December 31, 2018, the ceiling value of the Company’s reserves was calculated based upon SEC pricing of $65.56 per barrel for oil and $3.10 per MMBtu for natural gas.

The costs of unproved oil and gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved oil and natural gas reserves are established or if impairment is determined. Unproved oil and gas properties are assessed periodically, at least annually, to determine whether impairment had occurred. The assessment considers the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, the economic viability of development if proved reserves were assigned and other current market conditions. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and were then subject to amortization.

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

Capitalized Interest

For significant oil and natural gas investments in unproved properties, and significant exploration and development projects that have not commenced production, interest is capitalized as part of the historical cost of developing and constructing assets. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment. As of December 31, 2018, there were no significant exploratory projects on unproved properties and none of the development projects exceeded the interest capitalization qualifying asset limit. As a result, no interest was capitalized as of December 31, 2018 and 2017.

Other Property and Equipment

Property and equipment include vehicles, office equipment and furniture which are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from three to seven years. The Company recorded approximately $0.01 million and $0.04 million of depreciation for the years ended December 31, 2018 and 2017, respectively.

Accrued Liabilities

As of December 31, 2018 and 2017, the Company’s accrued liabilities consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued bonuses	$2,300	$3,000
Accrued drilling costs	7,850	3,615
Accrued production expenses	2,926	182
Other accrued liabilities	1,718	837
Total accrued liabilities	$14,794	$7,634

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

Stock based Compensation

The Company applies a fair value method of accounting for stock based compensation, which requires recognition in the financial statements of the cost of services received in exchange for equity awards. For equity awards, compensation expense is based on the fair value on the grant date or modification date and is recognized in the Company’s financial statements over the vesting period. The Company utilizes the Black-Scholes Merton option-pricing model to measure the fair value of stock options based on several criteria, including but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining stock based compensation expense and the actual factors, which become known over time, the Company may change the input factors used in determining future stock based compensation expense. The Company recognizes forfeitures as and when the stock awards are forfeited.

The Company accounts for warrant grants to nonemployees whereby the fair values of such warrants are determined using the option pricing model at the earlier of the date at which the nonemployee’s performance is complete or a performance commitment is reached.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

The Company recognizes its tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed that do not meet these recognition and measurement standards. As of December 31, 2018 and 2017, the Company has determined that no liability is required to be recognized.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were required to be accrued at December 31, 2018 and 2017. Further, the Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next 12 months.

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

Major Customers

During the years ended December 31, 2018 and 2017, the Company’s major customers relative to total revenue consisted of the following:

	Year Ended December 31,
	2018	2017
Texican Crude & Hydrocarbon, LLC	87%	85%
ETC Field Services LLC	2%	14%
Lucid Energy	10%	—%
All others	1%	1%
	100%	100%

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

The Company has recognized certain conversion features within its Second Lien Term Loan as embedded derivatives that have been bifurcated from the Second Lien Term Loan, as defined in Note 8, and accounted for separately from the debt.

Recently Adopted Accounting Standards

The Company adopted Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) on January 1, 2019. This ASU establishes significant changes to accounting for leases which include recognizing a lease liability and a right-of-use (ROU) asset for all leases, with terms exceeding 12 months on the Company’s Consolidated Balance Sheet. Expenses related to operating leases will continue to be recognized in the Company’s Consolidated Statements of Operations that are similar to current lease accounting guidance. The Company adopted this ASU using the modified retrospective approach and elected a package of practical expedients which allows the Company to avoid reassessing contracts that commenced prior to adoption and were correctly classified under existing lease accounting guidance. The Company will apply the transition requirements at the January 1, 2019 effective date. This approach allows for a cumulative effect adjustment in the period of adoption and prior periods will not be restated.

Policy elections permitted under this ASU that have been made by the Company include (a) not recognizing on the balance sheet leases with terms that are less than twelve months, (b) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease, (c) the package of practical expedients, which allows the Company to avoid reassessing contracts that commenced prior to adoption and were correctly classified under ASC 840.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient to not evaluate under Topic 842 (discussed above) existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. Under the full cost method of accounting, we capitalize to oil and gas properties all property acquisition, exploration, and development costs, which include the costs of land easements. We plan to elect this practical expedient and continue to apply our current accounting policy to account for land easements that existed before our adoption of Topic 842 and will evaluate new or modified land easements under Topic 842 upon our adoption of Topic 842.

The Company has also made changes to its accounting systems, business and control processes to facilitate compliance with accounting and reporting requirements. Based on leases assessed and identified at January 1, 2019, the Company estimates the impact to its Consolidated Balance Sheet would be approximately between the range of $6.7 million and $8.2 million and does not expect a material impact on its Consolidated Statements of Operations or Consolidated Statement of Cash Flows.

On January 1, 2018, the Company adopted the new accounting standard, Accounting Standards Codification, ASC 606, Revenue from Contracts with Customers and all the related amendments (the “New Revenue Standard”) using the modified retrospective method. In accordance with the modified retrospective method, comparative information is not restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of initially adopting the New Revenue Standard, if any, is recorded as an adjustment to the opening balance of retained earnings. The Company’s revenue from customers is derived from production and sales of crude oil, natural gas and NGLs and recognized when control is transferred to the customer. As operator, the Company may market production on behalf of joint interest partners and various royalty owners. Under the terms of our joint operating agreements, the Company does not take control of the production attributable to our joint interest partners and the various royalty owners. Consequently, the Company recognizes revenues only for its share of the production, see Note 6. In accordance with the New Revenue Standard requirements, the impact of adoption on the Company’s consolidated statements of operations and consolidated balance sheets was as follows:

	As Reported	Balances without Adoption of ASC 606	Increase (Decrease)
Year Ended December 31, 2018	(in thousands)
Consolidated Statements of Operations:
Revenues	$70,216	$70,321	$(105)
Operating expenses	(3,392)	(3,497)	105

As of December 31, 2018
Consolidated Balance Sheets:
Accounts receivable	$17,363	$17,468	$(105)
Accrued liabilities	14,793	14,898	(105)

As shown in this comparison table, there is no impact on the net loss from the New Revenue Standard adoption and, therefore, no adjustment to the opening balance of accumulated deficit. Prior to the adoption of the New Revenue Standard, the revenue line included the value of our natural gas gatherer’s contractual volume retainage fee, with an offsetting cost included in the gathering, processing and marketing costs line. In accordance with the New Revenue Standard, the Company will only recognize revenues for its share of the production, resulting in the removal of the retainage fee approximating $105,000 from both revenues and operating expenses during the year ended December 31, 2018.

On July 13, 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part ASU, ASU 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Redeemable Noncontrolling Interests with a Scope Exception (ASU 2017-11). Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features by requiring companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. Part II of ASU 2017-11 is not applicable to the Company since it addresses concerns relating to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests. The provisions of ASU 2017-11 related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all organizations. The Company elected to adopt ASU 2017-11 on January 1, 2018. The Company’s SOS Warrant Liability (as described in Note 7) was accounted for as a derivative instrument solely because of its down round feature. The outstanding SOS Warrants of $0.2 million as of the date of adoption were reclassified to equity and the Company no longer recognize any gain or loss based on the fair value of the SOS Warrants. The cumulative effect of the adoption was not material. The SOS Warrants expired on June 23, 2018. No other derivatives instruments were affected by the adoption of ASU 2017-11.

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

Probability is to be considered on nonemployee awards with performance conditions. The classification will continue to be subject to the requirements of Topic 718, Compensation - Stock Compensation, although cost recognition of nonemployee awards will remain unchanged. The amendments become effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company elected to early adopt the ASC 2018-07 during the quarter ended September 30, 2018. As a result, during the year ended December 31, 2018, there was no material impact on non-employee share-based compensation.

On January 5, 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-01 on January 1, 2018. During year ended December 31, 2018, the Company completed multiple acquisitions which were assessed in accordance with the new standard (see Note 4).

On January 1, 2018, the Company retroactively adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows. The retrospective application of this new accounting guidance did not have a material impact in the Company’s accompanying consolidated statement of cash flows for the year ended December 31, 2017. For the year ended December 31, 2018, there was no restricted cash.

NOTE 3 - OIL AND NATURAL GAS PROPERTIES

The following table set forth a summary of oil and natural gas property costs (net of divestitures) at December 31, 2018 and 2017:

	2018	2017
Oil and natural gas properties:	(In thousands)
Proved	$358,858	$141,717
Unproved	169,863	101,771
Total oil and natural gas properties	528,721	243,488
Accumulated depletion, depreciation and amortization	(98,342)	(73,183)
Oil and natural gas properties, net	$430,379	$170,305

The following table set forth a summary of costs withheld from amortization as of December 31, 2018:

	Year of Acquisition
	Total	2018	2017	2016
Unamortized costs:	(in thousands)
Unproved leasehold costs	$168,302	$92,505	$52,744	$23,053
Exploratory costs	1,561	1,561	—	—
Total	$169,863	$94,066	$52,744	$23,053

For the year ended December 31, 2018, $11.1 million of unproved property costs were transferred to proved properties due to defective titles in certain leases. There were no such transfers of unproved properties to proved properties for the year ended December 31, 2017.

Depreciation, depletion and amortization expense related to full cost pool was approximately $25.4 million and $7.0 million for the years ended December 31, 2018, and 2017, respectively.

NOTE 4 - ACQUISITIONS AND DIVESTITURES

Southwest Royalties Acquisition

On October 16, 2018, Lilis completed an acquisition of approximately 568.5 net acres in Winkler county in Texas from Southwest Royalties LLC (the “Southwest Royalties Acquisition”) for total consideration of approximately $17.0 million. The Company recorded $12.6 million of the total consideration to the full cost pool associated with acquired working interests in proved properties and $4.5 million to unproved acreage cost. The Southwest Royalties Acquisition was accounted for as a business combination. Therefore, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated acquisition date fair values available at closing. Transaction costs associated for this acquisition were immaterial and were expensed in the Consolidated Statements for Operations during the year ended December 31, 2018. Revenues and operating expenses associated with the proved properties were insignificant to the December 31, 2018 Consolidated Statements of Operations.

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

As of October 16, 2018
(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$12,562
Unproved oil and natural gas properties	4,542
Total assets acquired	17,104
Asset retirement obligations assumed	(65)
Fair value of net assets acquired	$17,039

Ameredev Leasehold Acreage Exchange Transaction

On August 1, 2018, the Company entered into a Leasehold Exchange Agreement (the “Ameredev Exchange Agreement”) with Ameredev II, LLC (“Ameredev”) to exchange certain leasehold interests located in Lea County, New Mexico owned by the Company for certain leasehold interests owned by Ameredev also located in Lea County, New Mexico. The Ameredev Exchange Agreement closed on September 14, 2018, and required the Company pay Ameredev $12,500 for each net mineral acre received in excess of the Company’s net mineral acres traded to Ameredev. The Company’s payment for excess net mineral acres was $0.7 million. In connection with the Ameredev Exchange Agreement, the Company assumed the working interests in four wells pursuant to which Ameredev advanced the Company $6.5 million for the estimated costs of the four wells. At the closing of the exchange transaction, the Company refunded the $6.5 million to Ameredev. The four wells are located in Lea County, New Mexico and operated by the Company. Total proceeds paid to Ameredev was approximately $7.2 million. Substantially, all the assets acquired were unproved oil and natural gas properties. As a result, the acquisition was accounted for as an asset acquisition and was recorded as an adjustment to the full cost pool. Transaction costs associated for this acquisition were immaterial.

Felix Holdings Leasehold Acreage Exchange Transaction

On June 4, 2018, the Company entered into a Leasehold Exchange Agreement (the “Felix Exchange Agreement”) with Felix Energy Holdings II, LLC (“Felix”) to exchange certain leasehold interest located in Loving and Winkler Counties in Texas owned by the Company for certain leasehold interest located in the same counties owned by Felix. The Agreement closed on August 14, 2018, with an effective date of May 1, 2018. In addition to the Felix leasehold interests, the Company acquired certain working interests in two wells operated by the Company in Winkler County, Texas. The Company paid Felix for the well costs incurred by Felix to drill and complete the two wells, less any revenues paid to Felix. The final settlement was a payment of $0.4 million which was recorded as an adjustment to the full cost pool. Transaction costs associated for this acquisition were immaterial.

Anadarko Acquisition

On May 3, 2018, the Company completed the acquisition of certain leasehold interests and other oil and natural gas assets in Loving and Winkler Counties, Texas from Anadarko for cash consideration of $7.1 million. The acquisition includes substantially all unproved leaseholds and an insignificant amount of non-consent proved producing oil and natural gas properties. As a result, the transaction is accounted for as an asset acquisition using the fair value of $7.1 million. Transaction costs associated for this acquisition were immaterial.

VPD Acquisition

On February 28, 2018, the Company completed the acquisition of certain leasehold interests and other oil and natural gas assets in Loving and Winkler Counties, Texas from VPD Texas, L.P. (“VPD”) for cash consideration of $10.7 million (the “VPD Acquisition”). Substantially all of the assets acquired were unproved oil and natural gas properties, thus the acquisition was accounted for as an asset acquisition. Total cash consideration recorded for the VPD acquisition was approximately $11.1 million including $0.5 million of related acquisition costs. VPD is an affiliate of Värde Partners, Inc. (“Värde”). Värde participated as lead lender in the Company’s Second Lien Term Loan (as defined below in Note 9) transaction in 2017 and as investor of the Company’s Series C Preferred Stock transaction in January 2018. As a result, the VPD Acquisition is considered a related party transaction. See Note 11 - Related Party Transactions.

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

As of December 31, 2018, the Company has spud the first two Initial Commitment Wells and executed an Amendment to the JOA to extend the drilling and completion deadline of the two Initial Commitment Wells to May 1, 2019.

OEP Acquisition

On January 30, 2018, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) by and between the Company and OneEnergy Partners Operating, LLC (“OEP”), pursuant to which the Company agreed to purchase from OEP, and OEP agreed to sell to the Company, certain oil and natural gas properties and related assets for a purchase price of $70 million, subject to customary purchase price adjustments (the “OEP Acquisition”). The properties acquired by the Company pursuant to the Purchase and Sale Agreement consist of leasehold acreage in the Delaware Basin in Lea County, New Mexico. On March 15, 2018, the Company completed the OEP Acquisition whereby the Company paid $40 million in cash and issued 6,940,722 shares of the Company’s common stock valued at approximately $24.9 million for a total purchase price of approximately $64.9 million, before acquisition costs and customary purchase price adjustments. The value of the shares issued was determined using the closing price of the Company’s stock on the date of closing. Transaction costs associated for this acquisition were $1.1 million.

Substantially, all the assets acquired in the OEP Acquisition were unproved oil and natural gas property. As a result the OEP acquisition was accounted for as an asset purchase of proved properties and unproved properties using relative fair value of the assets acquired. The proved producing properties were valued based on internal estimates of future production using strip pricing and the present value discounted at 10%. Unproved properties acquired were valued using a market approach.

KEW Acquisition

As of December 31, 2017, the Company completed the acquisition of unproved acreage in Winkler County, Texas from KEW Drilling, a Delaware limited partnership (“KEW”), for cash consideration of $48.9 million plus $0.8 million of related acquisition costs. Substantially, all the assets acquired in the KEW acquisition were unproved oil and natural gas properties. As a result, the acquisition was accounted for as an asset acquisition using the relative fair value, which was the total cash consideration of approximately $49.7 million.

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

NOTE 5 - ASSET RETIREMENT OBLIGATIONS (ARO)

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

The following table summarizes the changes in the Company’s ARO:

	Year Ended December 31,
	2018	2017
	(In thousands)
ARO, beginning of period	$952	$1,257
Additional liabilities incurred	374	20
Accretion expense	85	82
Liabilities settled	(87)	(288)
Revision in estimates (1)	1,120	(119)
ARO, end of period	2,444	952
Less: current portion of ARO (2)	(11)	(226)
ARO, non-current	$2,433	$726

(1)
The significant increase in revision of estimates of $1.1 million for the year ended December 31, 2018 was primarily attributed to increases in plugging and abandonment cost estimates by approximately $50,000 per well.

(2) The current portion of ARO is included in accrued liabilities in the consolidated balance sheets.

NOTE 6 - REVENUE

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

Crude oil revenues

Crude oil from our operated properties is produced and stored in field tanks. The Company recognizes crude oil revenue when control passes to the purchaser. The Company’s crude oil is currently sold under a single short-term contract. The purchaser’s commitment includes all quantities of crude oil from the leases that are covered by the contract, with no quantity-based restrictions or variable terms. Pricing is based on posted indexes for crude oil of similar quality, less a fees deduction that is subject to negotiation. As of the most recent contract amendments, the negotiable fees deduction was $5.25 per barrel from June 1, 2018 through July 31, 2018, then $5.15 per barrel from August 1, 2018 through February 28, 2019, continuing on a month-to-month basis thereafter unless renegotiated or canceled upon 30 days’ notice. The posted index prices change monthly based on the average of daily index price points for each sales month.

Natural gas and NGL revenues

Natural gas is produced and transported via pipelines to gas processing facilities. NGLs are extracted from the natural gas at the processing facilities and processed natural gas and NGLs are marketed and sold separately on the Company’s behalf after processing. All of our operated natural gas production is sold under one of three natural gas contracts which are long-term in nature; however, one of these natural gas contracts includes 30-day cancellation provisions, and the Company therefore classifies such contract as short-term. The processor’s commitment to sell on the Company’s behalf includes all quantities of natural gas and NGL produced from specific wellbores or dedicated acreage as defined in the contract, with no quantity-based restrictions or variable terms. The gas contracts are generally market based pricing less adjustments for transportation and processing fees. A portion of natural gas delivered to the processing plants is used as fuel at the processing plant without reimbursement. The Company recognizes revenue for natural gas and NGLs when control passes at the tailgate of the processing plant.

Gathering, processing and transportation

Natural gas must be transported to a gas processing plant facility for treatment and to extract NGLs, then the final residue gas and liquid products are marketed for sale to end users at the tailgate of the plant. As a result of these activities, the Company incurs costs that are contractually passed to it from the gatherer per customary industry practice. Such costs include fees for gathering the gas and moving it from wellhead to plant inlet, plant electricity usage, inlet compression, carbon dioxide and hydrogen sulfide treatments, processing tax, fuel usage, and marketing at the tailgate. Gathering, processing and transportation costs are presented as operating expenses in the Company’s condensed consolidated statement of operations.

Imbalances

Natural gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. The Company did not have any significant natural gas imbalance positions as of December 31, 2018 and December 31, 2017.

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

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for 30 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the customer and the price that will be received for the sale of the product. Additionally, to the extent actual volumes and prices of oil, natural gas and NGLs are unavailable for a given reporting period because of timing or information not received from third-party purchasers, the expected sales volumes and prices for those barrels of oil, cubic feet of gas and gallons of NGL are also estimated. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant.

Significant judgments

The Company engages in various types of transactions in which midstream entities process its gas and subsequently market resulting NGLs and residue gas to third-party customers on the Company’s behalf per gas purchase contracts. These types of transactions require judgment to determine whether the Company is the principal or the agent in the contract and, as a result, whether revenues are recorded gross or net. The Company maintains control of the natural gas and NGLs during processing and consider itself the principal in these arrangements.

Practical expedients

A significant number of the Company’s product sales are short-term in nature with contract term of one year or less. For those contracts, the Company has utilized the practical expedient in the New Revenue Standard that exempts the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a Contract that has an original expected duration of one year or less. For the Company’s product sales that have contract terms less than one year, the Company has utilized the practical expedient in the New Revenue Standard that states that it is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. The following table disaggregates the Company’s revenue by contract type (in thousands):

	Short-term contracts	Long-term contracts	Total
Year Ended December 31, 2018	(in thousands)
Crude Oil	$58,042	$—	$58,042
Natural Gas	1,045	4,201	5,246
NGLs	1,381	5,547	6,928
Gathering, processing and transportation	(676)	(2,716)	(3,392)

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $8.2 million at December 31, 2018, and through actual and accrued receivables from our joint interest partners of approximately $11.4 million at December 31, 2018. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

Recurring Fair Value Measurements

The financial instruments measured at fair value on a recurring basis consist of the following:

	December 31,
	2018	2017
Derivative assets (liabilities):
Derivative assets - current	$2,551	$—
Derivative assets - non-current (1)	1,822	—
Derivative liabilities - current	(515)	(853)
Derivative liabilities - non-current (2)	(4,699)	(72,937)
Total derivative liabilities, net	$(841)	$(73,790)

(1) The non-current derivative assets are included in other assets in the consolidated balance sheets.

(2) Includes $2.0 million of embedded derivatives associated with Second Lien Loans and $2.7 million associated with commodity derivatives.

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of December 31, 2018
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$—	$(2,923)	$—	$(2,923)
Oil and natural gas derivative collar contracts	—	4,047	—	4,047
Embedded derivative instruments:
Second Lien Term Loan conversion features	—	—	(1,965)	(1,965)
Total	$—	$1,124	$(1,965)	$(841)

As of December 31, 2017
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$—	$(706)	$—	$(706)
Oil and natural gas derivative collar contracts	—	(147)	—	(147)
Equity instruments:
Warrant liabilities	—	—	(223)	(223)
Embedded derivative instruments:
Second Lien Term Loan conversion features	—	—	(72,714)	(72,714)
Total	$—	$(853)	$(72,937)	$(73,790)

Derivative assets and liabilities include unsettled amounts related to commodity derivative positions, including swaps and collars as of December 31, 2018 and 2017. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily in the public market which can be corroborated from active markets of broker quotes. Swaps and collars generally have observable inputs and these instruments are classified as Level 2.

The Company’s derivative liabilities also include embedded derivatives associated with the Second Lien Term Loan (as defined below) and warrants associated with notes payable. These instruments have fewer observable inputs from objective sources and are therefore measured using Level 3 inputs as follows:

Second Lien Term Loan Conversion Features: Under the terms of the Company’s second lien credit agreement, dated as of April 26, 2017, by and among the Company, certain subsidiaries of the Company, as guarantors (the “Guarantors”), Wilmington Trust, National Association, as administrative agent (the “Agent”), and the lenders party thereto (the “Lenders”), including Värde as lead lender (the “Lead Lender”), as amended (the “Second Lien Credit Agreement”), the Lead Lender has the option to convert

70% of the principal amount of each tranche of the Second Lien Term Loan (the “Second Lien Term Loan”) under the Second Lien Credit Agreement, together with accrued paid-in-kind interest and the make-whole premium on such principal amount (together the “Conversion Sum”) into shares of common stock. The make-whole premium is the cash amount representing the excess of (a) the present value at such repayment, prepayment or acceleration date or the date the obligations otherwise become due and payable in full of (1) the sum of the principal amount repaid, prepaid or accelerated plus (2) the interest accruing on such principal amount from the date of such repayment, prepayment or acceleration through the maturity date (excluding accrued but unpaid paid-in-kind interest to the date of such repayment, prepayment or acceleration), such present value to be computed using a discount rate equal to the Treasury Rate plus 50 basis points discounted to the repayment, prepayment or acceleration date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), over (b) the principal amount of the Second Lien Term Loan repaid, prepaid or accelerated. The number of shares of common stock issued will be based on the division of 70% of the Conversion Sum by the conversion price then in effect.

The Company also has the option to cause the Second Lien Term Loan to convert if, at the time of exercise of the Company’s conversion option, the closing price of the Company’s common stock has been at least 150% of the Conversion Price (as defined in Note 9) then in effect for at least 20 of the 30 immediately preceding trading days. The features of the make-whole premium in the Second Lien Term Loan require the conversion features to be recorded as embedded derivatives and bifurcated from its host contracts, the Second Lien Term Loan, and accounted for separately from the debt. The conversion features contained in the Second Lien Term Loan are recorded as a derivative liability at fair value each reporting period based upon values determined through the use of discounted lattice models of the Second Lien Term Loan under the Second Lien Credit Agreement. Change in fair value is accounted for in the consolidated statement operations. On October 10, 2018, the Company executed Amendment No. 6 to the Second Lien Credit Agreement for an exchange transaction of approximately $68.3 million claim amount of its Second Lien Term Loan for a combination of 5,952,763 shares of the Company’s common stock representing a claim value of $29.0 million and issuance of 100,000 shares of Series D Preferred Stock representing a claim value of $39.3 million. As a result of the exchange transaction, the fair value of the remaining embedded derivative liability decreased by $12.4 million as of October 10, 2018. The Company recorded an unrealized gain of $58.3 million and an unrealized loss of $7.1 million on the change in fair value of derivative liabilities associated with the Second Lien Term Loan conversion features for the years ended December 31, 2018 and 2017, respectively.

The fair value of the holder conversion features was determined using a binomial lattice model based on certain assumptions including (i) the Company’s stock price, (ii) risk-free rate, (iii) expected volatility, (iv) the Company’s implied credit rating, and (v) the implied credit yield of the Loan.

The following table sets forth a reconciliation of changes in the fair value of the Company’s financial assets and liabilities classified as Level 3 in the fair value hierarchy, except for the commodity derivatives classified as Level 2 as disclosed in Note 8, as of December 31, 2018 and 2017:

	Second Lien Term Loan Conversion Features	Warrant Liabilities	Total
	(in thousands)
Balance at January 1, 2018	$(72,714)	$(223)	$(72,937)
Transferred to equity	—	223	223
Fair value of the converted portion of the embedded derivatives associated with the Second Lien Term Loan	12,406	—	12,406
Change in fair value of derivative liabilities	58,343	—	58,343
Balance at December 31, 2018	$(1,965)	$—	$(1,965)

	Second Lien Term Loan Conversion Features	Warrant Liabilities	Total
	(in thousands)
Balance at January 1, 2017	$—	$(1,400)	$(1,400)
Issuance	(65,647)	—	(65,647)
Cashless exercise of warrants	—	370	370
Change in fair value of derivative liabilities	(7,067)	807	(6,260)
Balance at December 31, 2017	$(72,714)	$(223)	$(72,937)

NOTE 8 - DERIVATIVE INSTRUMENTS

As discussed in Notes 7 and 9, the Second Lien Term Loan contains conversion features that are exercisable at the option of the Lead Lender or the Company. The conversion features have been identified as embedded derivatives which (i) contain economic characteristics that are not clearly and closely related to the host contract, the Second Lien Term Loan, and (ii) separate, stand-alone instruments with similar terms would qualify as derivative instruments. As such, the conversion features were bifurcated and accounted for separately from the Second Lien Term Loan. The conversion features are recorded at fair value for each reporting period with changes in fair value included in the consolidated statement of operations for the years ended December 31, 2018 and 2017. The Company recorded derivative liabilities associated with the Second Lien Term Loan at an original fair value of approximately $65.6 million at issuance. On October 10, 2018, the Company executed Amendment No. 6 to the Second Lien Credit Agreement for an exchange transaction of approximately $68.3 million claim amount of its Second Lien Term Loan for a combination of 5,952,763 shares of the Company’s common stock representing a claim value of approximately $29.0 million and issuance of 100,000 shares of Series D Preferred Stock representing a claim value of approximately $39.3 million. As a result of the exchange transaction, the fair value of the embedded derivative liability decreased by $12.4 million as of October 10, 2018. The Company recorded an unrealized gain of $58.3 million and an unrealized loss of $7.1 million on the change in fair value of derivative liabilities associated with the Second Lien Term Loan conversion features for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the derivative liabilities associated with the Second Lien Term Loan were approximately $2.0 million and approximately $72.7 million, respectively.

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

The following table presents the Company’s derivative positions as of December 31, 2018 with respect to future production:

	2019	2020
Oil positions:
Oil swaps (NYMEX WTI):
Hedged Volume (Bbls)	—	277,685
Average price ($ per Bbl)	$—	$56.21

Basis swaps (NYMEX WTI):
Hedged Volume (Bbls)	909,500	547,500
Average price ($ per Bbl)	$(6.85)	$(5.62)

Put Options (NYMEX WTI):
Hedged Volume (Bbls)	1,095,000	—
Average price ($ per Bbl)	$50.41	$—

Call Options (NYMEX WTI):
Hedged Volume (Bbls)	638,000	—
Average price ($ per Bbl)	$69.76	$—

Natural gas positions:
Gas swaps (NYMEX Henry Hub):
Hedged Volume (MMBtu)	906,238	714,134
Average price ($ per MMBtu)	$2.75	$2.54

Put Options (NYMEX Henry Hub):
Hedged Volume (MMBtu)	392,481	144,130
Average price ($ per MMBtu)	$3.05	$2.80

Call Options (NYMEX Henry Hub):
Hedged Volume (MMBtu)	392,481	144,130
Average price ($ per MMBtu)	$3.58	$3.06

For the years ended December 31, 2018 and 2017, the effect of the commodity derivative activity on the Company’s Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2018	2017
	(In thousands)
Unrealized gain (loss) on unsettled derivatives	$1,977	$(853)
Net settlement paid on derivative contracts	(2,742)	(96)
Net settlement receivable (payable) on derivative contracts	820	(114)
Net gain (loss) on commodity derivatives	$55	$(1,063)

The Company’s derivatives are presented on a net basis under fair value of derivative instruments on the consolidated balance sheets. The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s consolidated balance sheets:

	December 31, 2018
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets (1)	Net Amounts Presented in the Consolidated Balance Sheets
	(in thousands)
Offsetting Derivative Assets:
Current assets	$4,122	$(1,571)	$2,551
Long-term assets	1,854	(32)	1,822
Total assets	$5,976	$(1,603)	$4,373
Offsetting Derivative Liabilities:
Current liabilities	$(2,086)	$1,571	$(515)
Long-term commodity derivative liabilities	(2,766)	32	(2,734)
Long-term embedded derivative liabilities	(1,965)	—	(1,965)
Total liabilities	$(6,817)	$1,603	$(5,214)

	December 31, 2017
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets (1)	Net Amounts Presented in the Consolidated Balance Sheets
	(in thousands)
Offsetting Derivative Assets:
Current asset	$—	$—	$—
Long-term asset	—	—	—
Total asset	$—	$—	$—
Offsetting Derivative Liabilities:
Current liabilities	$(853)	$—	$(853)
Long-term commodity derivative liabilities	—	—	—
Long-term embedded derivative liabilities	(72,937)	—	(72,937)
Total liabilities	$(73,790)	$—	$(73,790)

(1) This column represents the impact of offsetting commodity derivative assets and liabilities with all counterparties where the Company has the contractual rights and intends to net settle.

NOTE 9 - LONG-TERM DEBT

	As of December 31,
	2018	2017
	(In thousands)
6% bridge loans associated with the amended First Lien Term Loan, due 2019, net of debt issuance costs	$—	$30,363
8.25% Second Lien Term Loan, due 2021, net of debt issuance costs and debt discount	82,804	96,431
Revolving Credit Agreement, due April 2021	75,000	—
Other notes payable, due 2018 and 2019	—	1,011
Total long-term debt	$157,804	$127,805
Less: current portion	—	(11)
Total long-term debt, net of current portion	$157,804	$127,794

Total principal amount of debt maturities related to borrowings for the five years ending December 31, 2023 include$175.0 million in 2021. There will be no minimum payments due in 2019, 2020, 2022 and 2023.

As of December 31, 2018 and 2017, the carrying amounts of the Second Lien Term Loan were as follows:

	Principal Amount	Paid-in- kind Interest	Unamortized Debt Issuance Costs & Debt Discount	Carrying Amount
	(in thousands)
As of December 31, 2018
Revolving Credit Agreement, due April 2021	$75,000	$—	$—	$75,000
Second Lien Term Loan, due April 2021	100,000	11,641	(28,837)	82,804
Total:	$175,000	$11,641	$(28,837)	$157,804

As of December 31, 2017
Bridge loans associated with the amended First Lien Term Loan, due September 2019	$30,000	$807	$(444)	$30,363
Second Lien Term Loan, due April 2021	150,000	5,752	(59,321)	96,431
Total:	$180,000	$6,559	$(59,765)	$126,794

Revolving Credit Agreement

On October 10, 2018, Lilis entered into a five-year, $500.0 million senior secured revolving credit agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the “Guarantors”), BMO Harris Bank, N.A., as administrative agent, and the lenders party thereto. The Revolving Credit Agreement provides for a senior secured reserve based revolving credit facility with an initial borrowing base of $95.0 million. The borrowing base is subject to semiannual re-determinations in May and November of each year. On December 7, 2018, the Company’s borrowing base under the Revolving Credit Agreement was increased to $108 million as a result of its regularly scheduled fall redetermination process.

Borrowings under the Revolving Credit Agreement bear interest at a floating rate of either LIBOR or a specified base rate plus a margin determined based upon the usage of the borrowing base. The Company is required to pay a commitment fee of

0.5% per annum on any unused portion of the borrowing base. The Company’s obligations under the Revolving Credit Agreement are secured by first priority liens on substantially all of the Company’s and the Guarantors’ assets and are unconditionally guaranteed by each of the Guarantors.

The Company borrowed $60.0 million under the Revolving Credit Agreement at closing, leaving $35.0 million initially available for future borrowing. The Company used the initial borrowings to repay in full and retire the Company’s previously existing $50.0 million Riverstone First Lien Credit Agreement (the credit agreement for which was amended and restated by the Revolving Credit Agreement), including accrued interest and a prepayment premium, and to pay transaction expenses. Future borrowings may be used to fund working capital requirements, including for the acquisition, exploration and development of oil and gas properties, and for general corporate purposes. The Revolving Credit Agreement also provides for issuance of letters of credit in an aggregate amount up to $5.0 million. As of December 31, 2018, the outstanding balance under the Revolving Credit Agreement was $75.0 million.

The Company capitalizes certain direct costs associated with the issuance of the Revolving Credit Agreement and amortizes such costs over the term of the debt instrument. The deferred financing costs related to the Revolving Credit Agreement are classified in assets. For the year ended December 31, 2018, the Company amortized debt issuance costs associated with revolving credit agreements of $2.2 million. For the year ended December 31, 2017, the Company had no revolving credit agreements. As of December 31, 2018, the Company has $0.5 million and $1.7 million of unamortized deferred financing costs in other current assets and non-current assets, respectively.

The Revolving Credit Agreement matures on the earlier of the fifth anniversary of the closing date and the date that is 180 days prior to the maturity date of the Company’s Second Lien Credit Agreement (as defined below). Borrowings under the Revolving Credit Agreement are subject to mandatory repayment with the net proceeds of certain asset sales and debt incurrences or if a borrowing base deficiency occurs. The Company also may voluntarily repay borrowings from time to time and, subject to the borrowing base limitation and other customary conditions, may reborrow amounts that are voluntarily repaid. Mandatory and voluntary repayments generally will be made without premium or penalty.

The Revolving Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including covenants relating to: maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance; and limitations on incurrence of indebtedness, liens, fundamental changes, international operations, asset sales, certain debt payments and amendments, restrictive agreements, investments, dividends and other restricted payments and hedging. It also requires the Company to maintain a ratio of Total Debt to EBITDAX of not more than 4.00 to 1.00 and a ratio of current assets to current liabilities of not less than 1.00 to 1.00 (each as defined in the Revolving Credit Agreement). On October 10, 2018, the Company entered into the Revolving Credit Agreement pursuant to which BMO Harris Bank N.A., SunTrust Bank, Capital One, N.A., and Credit Suisse AG, Cayman Islands Branch, (collectively, the “Lenders”) have made certain credit available to and on behalf of the Company. In connection with the preparation of these financial statements, the Company informed its Lenders, that it did not satisfy the leverage ratio covenant in Section 9.01(a) of the Revolving Credit Agreement, as of the fiscal quarter ended December 31, 2018. Accordingly, the Company recevied the Lenders consent to a waiver with respect to such provision on March 1, 2019.

The Revolving Credit Agreement also provides for events of default, including failure to pay any principal, interest or other amounts when due, failure to perform or observe covenants, cross-default on certain outstanding debt obligations, inaccuracy of representations and warranties, certain ERISA events, change of control, the security documents or guaranty ceasing to be effective, and bankruptcy or insolvency events, subject to customary cure periods. Amounts owed by the Company under the Revolving Credit Agreement could be accelerated and become immediately due and payable following the occurrence an event of default.

The Revolving Credit Agreement also provides for the Company to have and maintain Swap Agreements in respect of crude oil and natural gas, on not less than 50% of the projected production from the Proved Reserves classified as "Developed Producing Reserves" attributable to the oil and natural gas properties of the Company as reflected in the most recently delivered reserve report for a period through at least 24 months after the end of each applicable quarter.

First Amendment and Waiver to Second Amended and Restated Credit Agreement

On March 1, 2019, the Company executed the First Amendment and Waiver (the "First Amendment") to Second Amended and Restated Credit Agreement whereby the Majority Lenders consent to waiver of the December 31, 2018 Leverage Ratio of Total Debt to EBITDAX of not more than 4.00 to 1.00. The First Amendment has become effective as the following terms have been met:

•The Effective Date, March 5, 2019, shall have occurred.

•The Second Lien Term Loan discharge transaction shall have occurred, or shall occur, substantially contemporaneously with the occurrence of the Borrowing Base and Amendment Effective Date. See Note 20 Subsequent Events.

•As of the Borrowing Base and Amendment Effective Date, after giving effect to this Agreement, (a) the representations and warranties of each Loan Party set forth in the Credit Agreement and in each other Loan Document shall be true and correct in all material respects (unless already qualified by materiality in which case such applicable representation and warranty shall be true and correct), except to the extent such representations and warranties expressly relate to an earlier date, in which case they shall be true and correct in all material respects (unless already qualified by materiality in which case such applicable representation and warranty shall be true and correct) as of such earlier date, (b) no Default, Event of Default or Borrowing Base Deficiency has occurred and is continuing. The Administrative Agent shall have received a certificate from a Responsible Officer of the Company certifying as to the matters set forth in this provision.

Second Lien Credit Agreement

On April 26, 2017, the Company entered into the Second Lien Credit Agreement comprised of convertible loans in an aggregate initial principal amount of up to $125.0 million in two tranches. The first tranche consists of an $80.0 million term loan (the “Second Lien Term Loan”), which was fully drawn and funded on April 26, 2017. The second tranche consists of up to $45.0 million in delayed-draw term loans (the “Delayed Draw Term Loan” and, together with the Second Lien Term Loan, the “Second Lien Loans”) was funded. Each tranche of the Second Lien Loans will bear interest at a rate per annum of 8.25%, compounded quarterly in arrears and payable only in-kind by increasing the principal amount of the loan by the amount of the interest due on each interest payment date.

On October 3, 2017, the Company, certain subsidiaries of the Company, as guarantors (the “Guarantors”), Wilmington Trust, National Association, as administrative agent and the lenders party thereto, entered into the first amendment to the Second Lien Credit Agreement (“Amendment No. 1 to the Second Lien Credit Agreement”). The purpose of Amendment No. 1 to the Second Lien Credit Agreement is to waive certain conditions precedent to the drawing of the Delayed Draw Term Loan under the Second Lien Credit Agreement and to provide for the funding of such Delayed Draw Term Loan upon the signing of the lease acquisition agreement with KEW Drilling, a Delaware limited partnership. The Company borrowed the full $45.0 million of the availability under the Delayed Draw Term Loan on October 4, 2017.

On October 19, 2017, the Company entered into a second amendment to the Second Lien Credit Agreement (“Amendment No. 2 to the Second Lien Credit Agreement”), by and among the Company, the Guarantors, the Agent and the Lenders, including the Lead Lender. Amendment No. 2 to the Second Lien Credit Agreement permitted the Company to incur the Incremental Bridge Loan under the First Lien Credit Agreement.

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

The Second Lien Loans are secured by second priority liens on substantially all of the Company’s and the Guarantors’ assets, including their oil and natural gas properties located in the Delaware Basin, and all of the obligations thereunder are unconditionally guaranteed by each of the Guarantors. The Second Lien Loans matures on April 26, 2021. The Second Lien Loans are subject to mandatory prepayment with the net proceeds of certain asset sales, casualty events and debt incurrences, subject to the right of the Company to reinvest the net proceeds of asset sales and casualty events within 180 days and, in the case of asset sales and casualty events, prepayment of the Incremental Bridge Loan. The Company may not voluntarily prepay the Second Lien Loans prior to March 31, 2019 except (a) in connection with a Change of Control (as defined in the Second Lien Credit Agreement) or (b) if the closing price of our common stock on the principal exchange on which it is traded has been equal to or greater than 110% of the Conversion Price (as defined below) for at least 20 of the 30 trading days immediately preceding the prepayment.

The Company will be required to pay a make-whole premium in connection with any mandatory or voluntary prepayment of the Second Lien Loans.

Each tranche of the Second Lien Loans are separately convertible at any time, in full and not in part, at the option of the Lead Lender, as follows:

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

Second Lien Amendment

On October 10, 2018, the Company entered into a sixth amendment to the Second Lien Credit Agreement (“Amendment No. 6 to the Second Lien Credit Agreement”), dated April 26, 2017, by and among the Company, the Guarantors, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, including Värde Partners, Inc., as lead lender. Among other matters, the Amendment No. 6 to the Second Lien Credit Agreement amended the Second Lien Credit Agreement to permit the Company to enter into and incur indebtedness under the Revolving Credit Agreement and to provide for the reduction in the principal amount of the Second Lien Term Loans under the Second Lien Credit Agreement pursuant to the Transaction Agreement (as defined and described below).

Transaction Agreement

On October 10, 2018, the Company entered into a Transaction Agreement (the “Transaction Agreement”) by and among the Company and the Värde Parties, pursuant to which the Company agreed to:

•
issue to the Värde Parties (i) an aggregate of 5,952,763 shares of the Company’s common stock, par value $0.0001 per share, which includes 5,802,763 shares of common stock at an exchange price of $5.00 per share of common stock plus an additional 150,000 shares of common stock, and (ii) 39,254 shares of a newly created series of preferred stock of the Company, designated as “Series D 8.25% Convertible Participating Preferred Stock” (the “Series D Preferred Stock”), as consideration for the reduction by approximately $56.3 million of the outstanding principal amount of the Second Lien Term Loan under the Second Lien Credit Agreement, together with accrued and unpaid interest and the make-whole amount thereon totaling approximately $11.9 million;

•
issue and sell to the Värde Parties 25,000 shares of a newly created subseries of the Company’s Series C 9.75% Convertible Participating Preferred Stock, designated as “Series C-2 9.75% Convertible Participating Preferred Stock” (the “Series C-2 Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of $25.0 million.

The reduction of the $56.3 million of the outstanding principal amount of the Second Lien Term Loan including the accrued and unpaid interest and the make-whole amount totaling approximately $11.9 million resulted in the recognition of a loss of $12.3 million on early extinguishment of debt in the Company's Consolidated Statement of Operations during the year ended December 31, 2018.

Closing of the issuance of the shares of common stock and Series D Preferred Stock and the issuance and sale of the shares of Series C-2 Preferred Stock pursuant to the Transaction Agreement occurred on October 10, 2018. The Series D Preferred Stock and the Series C-2 Preferred Stock are recorded at fair value of $39.9 million and $25.0 million, respectively, as mezzanine equity as of December 31, 2018.

As discussed in Note 7, Fair Value of Financial Instruments, above and Note 8, Derivatives, above, the Company separately accounts for the embedded conversion features as a derivative instrument in accordance with accounting guidance relating to recording embedded derivatives at fair value. The initial fair value of the embedded derivatives is recorded as a debt discount to the Second Lien Term Loan. The debt discount is amortized over the term of the Second Lien Term Loan using the effective interest method.

Riverstone First Lien Credit Agreement

On January 30, 2018, the Company entered into an Amended and Restated Senior Secured Term Loan Credit Agreement (the “Riverstone First Lien Credit Agreement”), by and among the Company, the subsidiaries of the Company party thereto as guarantors, Riverstone Credit Management LLC, as administrative agent and collateral agent, and the lenders party thereto. Effective at closing under the Riverstone First Lien Credit Agreement, which occurred on January 31, 2018, the Riverstone First Lien Credit Agreement amended and restated the Company’s First Lien Credit Agreement, which was entered into by the Company on September 29, 2016, and subsequently amended on April 26, 2017, July 25, 2017, and October 19, 2017 (the “First Lien Credit Agreement”).

Pursuant to the Riverstone First Lien Credit Agreement, the lenders thereunder agreed to make term loans to the Company in the aggregate principal amount of $50.0 million (Riverstone First Lien Loans”), all of which were funded in full at closing at an original issue discount of 1.0% of the principal amount. The Riverstone First Lien Credit Agreement provides the potential for additional term loans of up to $30 million, as requested by the Company and subject to certain conditions, which additional loans were uncommitted at closing. The Company used approximately $31.5 million of the proceeds of the Riverstone First Lien Loans to repay in full its obligations under and retire the First Lien Credit Agreement during the first quarter of 2018. The Riverstone First Lien Credit Agreement was subsequently paid and settled on October 10, 2018 for a total of $57.0 million which included principal, accrued PIK interest and prepayment penalties. The repayment of the Riverstone First Lien Credit Agreement resulted in a write-off of $1.9 million of unamortized debt issuance costs and the recognition of an $8.1 million loss in early extinguishment of debt, due primarily to prepayment penalties and write off of unamortized debt issuance costs, in the Company's Consolidated Statement of Operations during the year ended December 31, 2018.

SOS Note

On June 30, 2016, pursuant to the merger agreement with Brushy and as a condition of the fourth amendment to such merger agreement, the Company was required to make a cash payment of $500,000 to SOS, and also executed a subordinated promissory note with SOS, for $1.0 million, at an interest rate of 6% per annum which matures on June 30, 2019. In conjunction with the cash payment and the note, the Company also issued 200,000 warrants at an exercise price of $25.00. The Company accounted for the cost of warrants of $0.2 million as part of the Brushy merger transaction costs during the year ended December 31, 2016. The SOS note was fully paid on January 22, 2018.

Interest Expense

The components of interest expense are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Interest on bridge loans associated with First Lien Term Loan	$728	$1,774
Interest on Revolving Credit Agreements	2,242	—
Interest on Notes Payable	5	53
Paid-in-kind interest on First Lien Term Loan and Second Lien Term Loan	12,213	6,559
Amortization of debt financing costs on Second Lien Term Loan and Revolving Credit Agreement	3,241	1,886
Amortization of discount on Second Lien Term Loan	14,398	8,485
Total:	$32,827	$18,757

NOTE 10 - LONG-TERM DEFERRED REVENUE AND OTHER LIABILITIES

SCM Water LLC’s Option to Exercise Purchase of Salt Water Disposal Assets

In July 2018, the Company entered into a water gathering and disposal agreement with SCM Water, LLC (“SCM Water”). The water gathering project will complement the Company’s existing water disposal infrastructure, and the Company has reserved the right to recycle its produced water. SCM Water will commence, upon receipt of regulatory approval, to build out new gathering and disposal infrastructure to all of the Company’s current and future well locations in Lea County, New Mexico, and Winkler County, Texas. All future capital expenditures will be fully funded by SCM Water and will be designed to accommodate all water produced by the Company’s operations. The Company will act as contract operator of SCM Water’s salt water disposal (“SWD Wells”). The Company has sold to SCM Water an option to acquire the Company’s existing water infrastructure, a system which is comprised of approximately 14 miles of pipeline and one SWD well for cash consideration upon closing, with additional payments based on reaching certain milestones.

The Company is actively working on permitting additional SWD locations to facilitate the exercise of the option. The Company anticipates that the majority of its water will eventually be disposed through the future SCM Water system at a competitive gathering rate under the agreement. Total cash consideration for the water gathering and disposal infrastructure is $20.0 million. On July 25, 2018, the Company received an upfront non-refundable payment of $10.0 million for the option to acquire its existing water infrastructure for the firm transportation and pricing for crude oil and $5.0 million for a prefunded drilling bonus. Additionally, the Company received $2.5 million on October 1, 2018 for the right-of-way/easement bonus and would receive an additional $2.5 million upon hitting the target of 40,000 barrels per day of produced water. As of December 31, 2018, the Company recorded the $17.5 million as deferred revenue until such time as SCM Water exercises its option to acquire the Company’s salt water disposal infrastructure.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company has engaged in the following transactions with related parties:

		Year Ended December 31,
Related Party	Transactions	2018	2017
		($ in thousands)
Brennan Short (former Chief Operating Officer)	Consulting fees paid to MMZ Consulting, Inc. (“MMZ”) which is owned by Mr. Short. Mr. Short is the sole member of MMZ.	$—	$204
	Total:	$—	$204
Kevin Nanke (former Chief Financial Officer)	Purchased the DJ Basin properties from the Company through Nanke Energy, LLC	$—	$2,000
	Total:	$—	$2,000
Värde Partners, Inc. (“Värde”) (1)	The Company acquired oil and natural gas interests from VPD, an affiliate of Värde	$10,705	$—
	ImPetro Operating, LLC, a wholly-owned subsidiary of the Company is the operator for two of VPD's producing wells and VPD reimbursed the Company for operating overhead charges.	44	—
	Receivable balance outstanding as of December 31, 2018 for operating costs associated with the VPD's producing wells	1,843	—
	Total:	$12,592	$—

(1) Värde is the lead lender in the Company’s Second Lien Loans (see Note 9 – Long-term Debt) and also participated in the issuances of the Preferred Stock in January and October 2018 (see Note 13 – Mezzanine Preferred Stock).

NOTE 12 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	(in thousands)
U.S. Federal:
Current	$—	$—
Deferred	(7,496)	32,579
State and local:
Current	—	—
Deferred	509	1,059
	(6,987)	33,638
Change in valuation allowance	6,987	(33,638)
Income tax provision	$—	$—

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carry-forward	$27,568	$15,653
Share based compensation	808	784
Abandonment obligation	541	212
Derivative instruments	—	191
Deferred revenue	11,630	—
Interest expense	3,804	—
Accrued liabilities and other	85	52
Total deferred tax asset	44,436	16,892
Valuation allowance	(23,611)	(16,624)
Deferred tax asset, net of valuation allowance	$20,825	$268

Deferred tax liabilities:
Derivative instruments	249	—
Oil and natural gas properties and equipment	20,576	268
Total deferred tax liability	20,825	268
Net deferred tax asset (liability)	$—	$—

Reconciliation of the Company’s effective tax rate to the expected U.S. federal tax rate is:

	Year Ended December 31,
	2018	2017
Effective federal tax rate	21.00%	34.00%
State tax rate, net of federal benefit	2.06%	1.11%
Effect of the Tax Cuts and Jobs Act	—%	-11.22%
Change in fair value derivative liability	295.70%	-2.59%
Debt discount amortization	-72.97%	-3.51%
Share based compensation differences and forfeitures	—%	0.91%
Change in rate	-6.40%	-0.05%
Other permanent differences	-5.69%	-4.61%
NOL true-up - §382 limitation	-5.51%	-47.22%
Loss from early debt extinguishment	-59.01%	—%
Other	-0.56%	-6.47%
Valuation allowance	-168.62%	39.65%
Net	—%	—%

As of December 31, 2018 and 2017, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $127.5 million and $70.1 million respectively, available to offset future taxable income. To the extent not utilized, federal net operating loss carry-forwards incurred prior to January, 1 2018 of $67.4 million will expire beginning in 2028 through 2038. Federal net operating loss carryforwards incurred after December 31, 2017 of $70.1 million have no expiration and can only be used to offset 80% of taxable income when utilized. A Section 382 analysis resulted in a true-up of the Company’s net operating losses subject to limitation under Section 382 due to a change in ownership from $118.6 million to $9.1 million as of December, 31 2016 on the basis the net operating losses could never be utliized under the limitation. The net operating loss of $127.5 million is subject to Section 382 limitations of utilization due to ownership changes of more than 50% which occurred in the current and prior tax years. The Company is currently in the process of determining the effect of the current change in ownership on the net operating loss carryforwards, including the analysis of net unrealized built-in-gains that will ultimately effect the overall limitation.  The conclusion of the additional analysis under Section 382 will have no effect on the Company’s effective income tax rate or the amount of the present valuation allowance position.

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

As of December 31, 2018, and 2017, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use the Company’s deferred tax assets and determined that it is not more-likely-than-not that the deferred tax assets would be realized in the near future. Therefore, the Company recorded a full valuation allowance of approximately $23.6 million and $16.6 million on its deferred tax assets as of December 31, 2018 and 2017, respectively.

The New Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code applicable to certain items in 2017 as well as those applicable to 2018 and subsequent years.

ASC 740 Income Taxes ("ASC 740") requires the recognition of the tax effects of the Act for annual periods that include December 22, 2017. At December 31, 2017, the Company made reasonable estimates of the effects on its existing deferred tax balances. The Company remeasured certain federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally twenty one percent. The amount recognized related to the remeasurement of its federal deferred tax balance was $9.5 million, which was subject to a valuation allowance at December 31, 2017.

The Company will continue to analyze the Act and future IRS regulations, refine its calculations, gain a more thorough understanding of how individual states are implementing this new law and evaluate other provisions of the tax reform. This further analysis could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts.

NOTE 13 - MEZZANINE PREFERRED STOCK

Series C Preferred Stock
On January 30, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company and certain private funds affiliated with Värde (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 100,000 shares of a newly created series of preferred stock of the Company, designated as “Series C 9.75% Convertible Participating Preferred Stock” (the “Series C Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of $100.0 million.  The terms of the Series C Preferred Stock were set forth in the Certificate of Designation for the Series C Preferred Stock (the “Amended and Restated Certificate of Designation”) filed by the Company with the Secretary of State of the State of Nevada on January 31, 2018. Closing of the issuance and sale of the shares of Series C Preferred Stock pursuant to the Securities Purchase Agreement occurred on January 31, 2018.
Series C Preferred Stock Tack-On and Series D Preferred Stock
On April 26, 2017, the Company entered into the Second Lien Credit Agreement (as defined above in Note 9 - Long Term Debt) under which Värde is the lead lender, and certain private funds affiliated with Värde are lenders). On October 10, 2018, the Company entered into a Transaction Agreement (the “Transaction Agreement”), by and among the Company and certain private funds affiliated with Värde Partners, Inc. (the “Värde Parties”), pursuant to which the Company (i) exchanged approximately $68.3 million of the loans under its Second Lien Credit Agreement for a combination of a Series D Preferred Stock and Common Stock (as such terms are hereinafter defined) and (ii) agreed to a tack-on issuance and sale to Värde Parties of a new subseries of Series C Preferred Stock. Specifically, pursuant to the Transaction Agreement, the Company agreed to:

•
issue to the Värde Parties (i) an aggregate of 5,952,763 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), which includes 5,802,763 shares of Common Stock at an exchange price of $5.00 per share of Common Stock plus an additional 150,000 shares of Common Stock, and (ii) 39,254 shares of a newly created series of preferred stock of the Company, designated as “Series D 8.25% Convertible Participating Preferred Stock” (the “Series D Preferred Stock”), as consideration for the reduction by approximately $56.3 million of the outstanding principal amount of the Second Lien Term Loan under the Second Lien Credit Agreement, together with accrued and unpaid interest and the make-whole amount thereon totaling approximately $11.9 million;

•
issue and sell to the Värde Parties 25,000 shares of a newly created subseries of the Company’s Series C 9.75% Convertible Participating Preferred Stock, designated as “Series C-2 9.75% Convertible Participating Preferred Stock” (the “Series C-2 Preferred Stock”), for a purchase price of $1,000 per share, or an aggregate of $25 million.

Pursuant to an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 9.75% Convertible Participating Preferred Stock and Series C-2 9.75% Convertible Participating Preferred Stock (the “Series C Certificate of Designation”), filed by the Company with the Secretary of State of Nevada on October 10, 2018, the outstanding 100,000 shares of the Company’s Series C 9.75% Convertible Participating Preferred Stock were re-designated as “Series C-1 9.75% Convertible Participating Preferred Stock” (the “Series C-1 Preferred Stock” and, together with the Series C-2 Preferred Stock, the “Series C Preferred Stock”). The Series C Preferred Stock and the Series D Preferred Stock are referred to collectively as the “Preferred Stock.” No other terms or conditions of the Series C Preferred Stock were modified.
The terms of the Series D Preferred Stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Participating Preferred Stock (the “Series D Certificate of Designation” and, together with the Series C Certificate of Designation, the “Certificates of Designation”) filed by the Company with the Secretary of State of the State of Nevada on October 10, 2018.
Closing of the issuance of the shares of Common Stock and Series D Preferred Stock and the issuance and sale of the shares of Series C-2 Preferred Stock pursuant to the Transaction Agreement occurred on October 10, 2018. The Company intends to use the net proceeds from the sale of the shares of Series C-2 Preferred Stock for general corporate purposes, including the acquisition, exploration and development of oil and natural gas properties.

As of December 31, 2018, the Company accounted the Series C-1 Preferred Stock, Series C-2 Preferred Stock and the Series D Preferred Stock at its fair value plus cumulative PIK dividends, net of transaction costs under mezzanine equity in the consolidated balance sheet - see components of the Series C-1Preferred Stock, Series C-2 Preferred Stock and Series D Preferred Stock summarized in the table below.

	Number of Series C-1 Preferred Shares	Series C-1 Preferred Stock	Number of Series C-2 Preferred Shares	Series C-2 Preferred Stock	Number of Series D Preferred Shares	Series D Preferred Stock	Total
	(In thousands, except shares)
Balance, January 1, 2018	—	$—	—	$—	—	$—	$—
Issuance of Preferred Stock	100,000	100,000	25,000	25,000	39,254	39,919	164,919
Transaction costs (1)	—	(2,494)	—	(87)	—	—	(2,581)
Net Proceeds	100,000	97,506	25,000	24,913	39,254	39,919	162,338
Paid-in-kind dividends	—	9,268	—	609	—	810	10,687
Balance, December 31, 2018	100,000	$106,774	25,000	$25,522	39,254	$40,729	$173,025

Stated value per share		$1,093		$256		$407

(1) Transaction costs incurred for the issuance of Series D Preferred Shares are included in the accounting for loss on the early extinguishment of debt associated with the Transaction Agreement dated October 10, 2018 on the reduction of the Second Lien Term Loan as disclosed in Note 9 Long-Term Debt.
There was no mezzanine equity as of December 31, 2017.
Material Terms of the Series C Preferred Stock and Series D Preferred Stock
The following is a description of the material terms of the Preferred Stock in the Securities Purchase Agreement.
 Ranking. The Series D Preferred Stock ranks senior to the Series C Preferred Stock, and the Series C Preferred Stock ranks senior to the Common Stock with respect to dividends and rights on the liquidation, dissolution or winding up of the Company.
Stated Value. Each series of the Preferred Stock has a per share stated value of $1,000, subject to increase in connection with the payment of dividends in kind (the “Stated Value”).

Dividends. Holders of shares of Preferred Stock are entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing April 1, 2018, at an annual rate of 9.75% of the Stated Value for the Series C Preferred Stock and 8.25% of the Stated Value for the Series D Preferred stock until April 26, 2021, after which the annual dividend rate will increase to 12.00% if paid in full in cash or 15.00% if not paid in full in cash. Dividends are payable, at the Company’s option, (i) in cash, (ii) in kind by increasing the Stated Value by the amount per share of the dividend, or (iii) in a combination thereof. In addition to these preferential dividends, holders of the Preferred Stock will be entitled to participate in any dividends paid on the Common Stock on an as-converted basis. As of December 31, 2018, the Company accrued a cumulative balance of $10.7 million of PIK dividends for the Preferred Stock as presented in the above table.
Optional Redemption. The Company has the right to redeem the Series C Preferred Stock, in whole or in part, at any time (subject to certain limitations on partial redemptions), at a price per share equal to (i) the Stated Value then in effect multiplied by (a) 120% if redeemed during 2018, (b) 125% if redeemed during 2019 or (c) 130% if redeemed after 2019, plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof (the “Series C Optional Redemption Amount”). The Company has the right to redeem the Series D Preferred Stock, in whole or in part at any time (subject to certain limitations on partial redemptions), at a price per share equal to (i) the Stated Value then in effect multiplied by 117.5%, plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof (the “Series D optional Redemption Amount”). Each Series of the Preferred Stock is perpetual and is not mandatorily redeemable at the option of the holders, except upon the occurrence of a Change of Control (as defined in the Certificates of Designation) as described below.
Conversion. Each share of Series C Preferred Stock is convertible at any time at the option of the holder into a number of shares of Common Stock equal to (i) the applicable Series C Optional Redemption Amount divided by (ii) a conversion price of $6.15, subject to adjustment (the “Series C Conversion Price”). Each share of Series D Preferred Stock is convertible at any time at the option of the holder into a number of shares of Common Stock equal to (i) the Series D Optional Redemption Amount divided by (ii) a conversion price of $5.50, subject to adjustment (the "Series D Conversion Price" and, together with the Series C Conversion Price, the “Conversion Prices”). The Conversion Prices will be subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding Common Stock. Additionally, the Conversion Prices will be adjusted, based on a broad-based weighted average formula, if the Company issues, or is deemed to issue, additional shares of Common Stock for consideration per share that is less than the lesser of (i) $5.25 and (ii) the applicable Conversion Price then in effect, subject to certain exceptions and to the applicable Share Cap (as defined below).
     The Company has the right to force the conversion of any or all of the outstanding shares of Preferred Stock if (i) the volume-weighted average price per share of the Common Stock on the principal exchange on which it is then traded has been at least 140% of the applicable Conversion Price then in effect for at least 20 of the 30 consecutive trading days immediately preceding the exercise by the Company of the forced conversion right and (ii) certain trading and other conditions are satisfied.
To comply with rules of the NYSE American (on which the Common Stock is traded), the Certificates of Designation provide that the number of shares of Common Stock issuable on conversion of a share of Preferred Stock may not exceed (i) in the case of the Series C-1 Preferred Stock (a) the Stated Value divided by (b) $4.42 (which was the closing price of the Common Stock on the NYSE American on January 30, 2018) (the “C-1 Share Cap”) or (ii) in the case of the Series C-2 Preferred Stock and the Series D Preferred Stock (a) the Stated Value divided by (b) $4.41 (which was the closing price of the Common Stock on the NYSE American on October 9, 2018) (together with the C-1 Share Cap, the “Share Caps”), in each case prior to the receipt of shareholder approval of the issuance of shares of Common Stock.
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

Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company:

•
holders of shares of Series D Preferred Stock will be entitled to receive, prior to any distributions on the Series C Preferred Stock, the Common Stock or other capital stock of the Company ranking junior to the Series D Preferred Stock, an amount per share of Series D Preferred Stock equal to the greater of (i) the Series D Optional Redemption Amount then in effect and (ii) the amount such holder would receive in respect of the number of shares of Common Stock into which such shares of Series D Preferred Stock is then convertible; and

•
holders of shares of Series C Preferred Stock will be entitled to receive, prior to any distributions on the Common Stock or other capital stock of the Company ranking junior to the Series C Preferred Stock, an amount per share of Series C Preferred Stock equal to the greater of (i) the applicable Series C Optional Redemption Amount then in effect and (ii) the amount such holder would receive in respect to the number of shares of common stock into which a share of Series C Preferred Stock is then convertible.

Voting Rights. In addition to the Board designation rights described in the Certificate of Designation, holders of shares of Preferred Stock will be entitled to vote with the holders of shares of Common Stock, as a single class, on all matters submitted for a vote of holders of shares of Common Stock. When voting together with the Common Stock, each share of Preferred Stock will entitle the holder to a number of votes equal to (i) the applicable Stated Value as of the applicable record date or other determination date divided by (ii) (a) in the case of Series C-1 Preferred Stock, $4.42 (the closing price of the Common Stock on the NYSE American on January 30, 2018), and (b) in the case of Series C-2 Preferred Stock and Series D Preferred Stock, $4.41 (the closing price of the Common Stock on the NYSE American on October 9, 2018).

NOTE 14 - STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On October 10, 2018, in conjunction with the consideration for the reduction of the outstanding principal amount of the term loan under the Second Credit Agreement as disclosed in Note 9 - Long-term Debts, the Company issued an aggregate of 5,952,763 shares of the Company’s common stock, par value $0.0001 per share which includes 5,802,763 shares of common stock at an exchange price of $5.00 per share of common stock plus an additional 150,000 shares of common stock.

Common Stock Repurchase

In March 2018, the Company entered into a share-repurchase agreement (the “SRA”) with an investment brokerage company (“Broker”) to repurchase $1.0 million of the Company’s common stock as part of the Share Repurchase Plan (the “Plan”). Under the terms of the SRA, the Company paid cash directly to the Broker and received delivery of shares of the Company’s common stock. All of the shares acquired by the Company under the SRA are recorded as treasury stock. For the nine months ended December 31, 2018 the Company purchased 253,598 shares of the Company’s common stock for approximately $1.0 million.

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

Warrants

The following table provides a summary of warrant activity as of December 31, 2018 and 2017:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2017	15,915,511	$3.34
Warrants issued in connection with private placement	2,597,420	4.50
Warrants issued to Heartland	160,714	3.50
Exercised	(6,144,176)	(0.30)
Forfeited or expired	(646,669)	(25.70)
Outstanding at December 31, 2017	11,882,800	$3.34
Exercised	(3,975,957)	2.21
Forfeited or expired	(2,889,514)	3.35
Outstanding at December 31, 2018	5,017,329	$3.83

The outstanding warrants at December 31, 2018 will expire as follows:

Year	Warrants
2019	2,263,267
2020	174,642
2021	—
2022	2,579,420
5,017,329

NOTE 15 - STOCK BASED AND OTHER COMPENSATION

On April 20, 2016, the Company’s Board and the Compensation Committee of the Board approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Plan”). On November 3, 2016 the Company’s stockholders voted to increase number of shares of common stock authorized for issuance under the 2016 Plan to 10 million. At the 2017 Annual Meeting of Stockholders of the Company held on July 13, 2017, the Company’s stockholders approved the second amendment to its 2016 Plan to increase the number of shares of common stock available for grant under the 2016 Plan from 10 million to 13 million shares. As of December 31, 2018, 6.7 million shares of the 13 million shares of the Company’s common stock authorized for awards under the 2016 Plan remained available for future issuances. The Company generally issues new shares to satisfy awards under employee stock based payment plans.

The following table sets forth the stock based compensation expense recognized during the years ended December 31, 2018 and 2017 and the unamortized portion of the stock based compensation expense and weighted average amortization period of the remaining vesting period at December 31, 2018 and 2017:

	2018			2017
(in thousands)	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Stock based compensation expense	$2,158	$6,842	$9,000	$7,255	$14,283	$21,538
Unamortized stock based compensation costs	$487	$3,501	$3,988	$4,267	$8,669	$12,936
Weighted average amortization period remaining (years)	0.3	0.5		0.7	0.8

Summary of non-cash compensation in the Statement of Changes in Stockholders’ Equity:

	December 31,
	2018	2017
	(In thousands)
Common stock issued for directors’ fees	$1,182	$959
Stock based compensation for issuance of stock options	1,933	7,255
Stock based compensation for issuance of restricted stock	4,372	13,227
Common stock issued for professional services	1,513	97
Total non-cash compensation in the Statement of Changes in Stockholders’ Equity	$9,000	$21,538

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

A summary of restricted stock grant activity pursuant to the 2016 Plan for the years ended December 31, 2018 and 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2017	1,068,305	$—
Granted	4,266,345	1.54
Vested and issued	(2,162,915)	(1.75)
Forfeited or canceled	(696,469)	—
Outstanding at December 31, 2017	2,475,266	$4.22
Granted	1,194,944	4.59
Vested and issued	(1,436,146)	(2.38)
Forfeited or canceled	(1,280,480)	(4.44)
Outstanding at December 31, 2018	953,584	$4.85

A summary of restricted stock unit grant activity pursuant to the 2012 Plan for the years ended December 31, 2018 and 2017 is presented below. The Company no longer grants any awards under the 2012 Plan.

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2017	186,900	$12.29
Granted	—	—
Vested and issued	(150,419)	(18.75)
Forfeited	(26,482)	(16.15)
Outstanding at December 31, 2017	9,999	6.57
Granted	—	—
Vested and issued	(9,999)	(6.57)
Forfeited	—	—
Outstanding at December 31, 2018	$—	$—

Stock Options

Employees may be granted incentive stock options to purchase shares of the Company’s common stock with an exercise price equal to, or greater than, the fair market value of the Company’s common stock on the date of grant. These stock options generally vest over two years from the date of grant and terminate at the earlier of the date of exercise or ten years from the date of grant. During the years ended December 31, 2018 and 2017, the Company received cash proceeds of approximately $2.6 million and approximately $0.5 million, respectively, from the exercise of vested stock options.

The fair value of stock option awards is determined using the Black-Sholes-Merton option-pricing model based on several assumptions. These assumptions are based on management’s best estimate at the time of grant. The Company used the following weighted average of each assumption based on the grants in each fiscal year:

	2018	2017
Expected Term in Years	6	2
Expected Volatility	66%	101%
Expected Dividends	—%	—%
Risk-Free Interest Rate	2.67%	1.38%

The Company estimates expected volatility based on an analysis of its historical stock prices since the initial public offering date in 2007. The Company estimates the expected term of its option awards based on the vesting period. The Company uses this method to provide a reasonable basis for estimating its expected term due to the lack of sufficient historical employee exercise data on stock option awards.

A summary of stock option activity for the years ended December 31, 2018 and 2017 is presented below:

	Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	5,956,833	$2.04	2,208,757	9.6
Granted	3,260,000	4.74
Exercised	(304,896)	(2.01)
Forfeited or canceled	(1,606,937)	(3.06)
Outstanding at December 31, 2017	7,305,000	3.74	3,534,484	8.9
Granted	352,500	4.07
Exercised	(1,024,877)	(2.67)
Forfeited or canceled	(1,601,045)	(4.20)
Outstanding at December 31, 2018	5,031,578	$3.81	5,035,317	7.9

During the year ended December 31, 2018, options to purchase 352,500 shares of the Company’s common stock were granted under the 2016 Plan. The weighted average fair value of these options was $4.07. During the year ended December 31, 2018, the Company received $2.6 million from the exercise of vested stock options.

The outstanding options had no intrinsic value at December 31, 2018. The outstanding options had an intrinsic value of approximately $10.1 million at December 31, 2017.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes information on non-cash investing and financing activities for the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Non-cash investing and financing activities excluded from the statement of cash flows:
Conversion of Series B Preferred Stock and accrued dividends to common stock	$—	$14,865
Fair value of warrants issued for financing costs and debt discount	—	1,031
Common stock issued for acquisition of oil and natural gas properties	24,778	—
Common stock issued for commitment fees associated with Private Placement	—	250
Cashless exercise of warrants and stock options	359	370
Accrued drilling costs	7,850	3,615
Change in asset retirement obligation	1,495	99
Issuance of common stock for drilling services	—	97
Issuance of common stock and preferred stock for debt conversion	64,504	—
Reduction of fair value for converted embedded derivatives	12,406	—
Accrued PIK dividends on Series C-1, C-2 and D Preferred Stock	10,687	—
Transfer of warrant derivative instruments to equity	223	—

NOTE 17 - LOSS PER COMMON SHARE

The following table shows the computation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net loss	$(4,143)	$(80,082)
Dividends on Series C-1, C-2 and D convertible preferred stock	(10,687)	—
Dividends on redeemable preferred stock	—	(122)
Dividend and deemed dividends on Series B convertible preferred stock	—	(4,635)
Net loss attributable to common stockholders	$(14,830)	$(84,839)

Weighted average common shares outstanding - basic	62,854,214	42,428,148

Net loss per common share - basic	$(0.24)	$(2.00)

Numerator for diluted loss per share:
Net loss attributable to common stockholders	$(14,830)	$(84,839)
Add: interest expense on convertible Second Lien Loans	13,429	—
Less: fair value change of embedded derivatives associated with Second Lien Loans	(35,471)	—
Net loss attributable to common stockholders	$(36,872)	$(84,839)

Denominator for diluted net loss per share:
Weighted average number of common shares outstanding - basic	62,854,214	42,428,148
Dilution effect of if-converted Second Lien Loans (1)	15,597,127	—
Weighted average number of common shares outstanding - diluted	78,451,341	42,428,148

Net loss per share - diluted:
Net loss per common shares (diluted)	$(0.47)	$(2.00)

(1)	The Company excluded the following shares from the diluted loss per share calculations because they are anti-dilutive at December 31, 2018 and 2017:

	December 31,
	2018	2017
Stock Options	5,031,578	7,305,000
Restricted Stock Units	—	9,999
Stock Purchase Warrants	5,017,329	11,882,800
If-converted Second Lien Term Loans	—	24,202,016
If-converted Series C-1 9.75% Convertible Participating Preferred Stock	21,309,234	—
If-converted Series C-2 9.75% Convertible Participating Preferred Stock	4,986,382	—
If-converted Series D 8.25% Convertible Participating Preferred Stock	8,543,670	—
Total	44,888,193	43,399,815

NOTE 18 - SEGMENT INFORMATION

Operating segments are defined as components of an entity that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and are regularly evaluated by the chief operating decision maker for the purposes of allocating resources and assessing performance. The Company currently has only one reportable operating segment, which is oil and natural gas development, exploration and production for which the Company has a single management team that allocates capital resources to maximize profitability and measures financial performance as a single entity.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Firm Oil Takeaway and Pricing Agreement

On July 25, 2018, the Company executed a five-year agreement to secure firm takeaway pipeline capacity and pricing on a long-haul pipeline to the Gulf Coast commencing July 1, 2019. The agreement guarantees 6,000 Bbl/d of firm capacity on a long-haul pipeline to Corpus Christi at a specified price, beginning July 1, 2019 through June 30, 2020, and 5,000 Bbl/d from July 1, 2020 through June 30, 2024. We will have firm takeaway and firm pricing commencing July 1, 2019, and the ability to increase capacity subject to availability by SCM. Further, SCM has agreed to purchase the crude from us at a specified Magellan East Houston price with a fixed “differential basis,” providing price relief versus current market conditions.

Environmental and Governmental Regulation

At December 31, 2018, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and natural gas industry are extensively regulated by federal, state, and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and natural gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of December 31, 2018, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect upon the financial condition of the Company.

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

Operating Leases

The Company has only the office spaces in both Houston, Texas, and Fort Worth, Texas, with minimum lease payments with commitments that have initial or remaining lease terms in excess of one year as of December 31, 2018, comprising $0.2 million in 2019, $0.1 million in 2020 and less than $0.1 million in 2021. The Company recognizes rent expense on a straight-line basis over the noncancelable lease term. The leases for office space in Houston, Texas, and Fort Worth, Texas, expire in August 2021 and January 2020, respectively. There were no other noncancelable leases during the year ended December 31, 2018. For the years ended December 31, 2018 and 2017, the Company recognized rent expense of $0.6 million, respectively.

NOTE 20 - SUBSEQUENT EVENTS

First Amendment and Waiver to Revolving Credit Agreement

On March 1, 2019, the Company entered into a First Amendment and Waiver (the “First Amendment”) to the Revolving Credit Agreement. Among other matters, the First Amendment provided for an acceleration of the scheduled May 2019 redetermination of the borrowing base under the Revolving Credit Agreement. The redetermination became effective on March 5, 2019 upon closing of the transactions contemplated by the 2019 Transaction Agreement (as defined below), including the satisfaction in full, as described below, of the Second Lien Loans under the Second Lien Credit Agreement. As so redetermined, the borrowing base is $125 million until the next redetermination date, reflecting an increase of $17 million from the previously in effect borrowing base of $108 million. As amended by the First Amendment, the Revolving Credit Agreement provides that the next scheduled borrowing base redetermination will occur on or about July 1, 2019. Thereafter, scheduled redeterminations of the borrowing base will occur semi-annually on or about May 1 and November 1 of each year, beginning November 1, 2019.
In connection with the satisfaction in full of the Second Lien Loans and the termination of the Second Lien Credit Agreement, the First Amendment also amended the maturity date provisions of the Revolving Credit Agreement to eliminate any springing maturity under the Revolving Credit Agreement tied to the maturity of the Second Lien Credit Agreement, resulting in a fixed maturity date under the Revolving Credit Agreement of October 10, 2023.
As disclosed in Note 9 - Long-Term Debt, the First Amendment also included a limited waiver of compliance by the Company with the leverage ratio covenant in the Revolving Credit Agreement as of December 31, 2018. The First Amendment also effected certain other ministerial and conforming amendments to the Revolving Credit Agreement related to the transactions contemplated by the 2019 Transaction Agreement and required payment by the Company to lenders of customary fees.
2019 Transaction Agreement
On March 5, 2019, the Company entered into a Transaction Agreement (the “2019 Transaction Agreement”) by and among the Company and the Värde Parties. Pursuant to the Transaction Agreement and a related payoff letter, the Company agreed to issue to the Värde Parties shares of two new series of its preferred stock and shares of its Common Stock, as consideration for the termination of the Second Lien Credit Agreement and the satisfaction in full, in lieu of repayment in cash, of all the Second Lien Loans under the Second Lien Credit Agreement. Specifically, in exchange for satisfaction of the outstanding principal amount of the Second Lien Loans, accrued and unpaid interest thereon and the make-whole amount totaling approximately $133.6 million (the “Second Lien Exchange Amount”), the Company agreed to issue to the Värde Parties an aggregate of:

•
55,000 shares of a newly created series of preferred stock of the Company, designated as “Series F 9.00% Participating Preferred Stock” (the “Series F Preferred Stock”), corresponding to $55 million of the Second Lien Exchange Amount based on the aggregate initial Stated Value of the shares of Series F Preferred Stock;

•
60,000 shares of a newly created series of preferred stock of the Company, designated as “Series E 8.25% Convertible Participating Preferred Stock” (the “Series E Preferred Stock”), corresponding to $60 million of the Second Lien Exchange Amount based on the aggregate initial Stated Value (as defined below) of the shares of Series E Preferred Stock; and

•
9,891,638 shares of Common Stock, corresponding to approximately $18.6 million of the Second Lien Exchange Amount, based on the closing price of the Common Stock on the NYSE American on March 4, 2019 of $1.88.

In addition, pursuant to the Transaction Agreement, the Company agreed to issue to the Värde Parties an aggregate of 7,750,000 shares of Common Stock, as consideration for the Värde Parties’ consent to the amendment of the terms of the Series D Preferred Stock and the Series C Preferred Stock (each as defined in Note 13) to, as more fully described below:

•	eliminate the convertibility of the Series D Preferred Stock and the Series C Preferred Stock into shares of Common Stock;

•	eliminate the right of holders of the Series D Preferred Stock and the Series C Preferred Stock to vote together with holders of Common Stock;

•	modify the rights of holders of the Series D Preferred Stock and the Series C Preferred Stock to participate with holders of Common Stock in dividends and distributions on liquidation;

•	cap the redemption premium on the Series C Preferred Stock at the current level of 25%, instead of increasing to 30% after December 31, 2019;

•	modify in some respects the rights of holders of the Series D Preferred Stock and the Series C Preferred Stock to appoint members of the Company’s board of directors; and

•	conform certain negative covenants to those applicable to the Series F Preferred Stock and Series E Preferred Stock.
Closing of the transactions contemplated by the 2019 Transaction Agreement, including the issuance of the shares of Series F Preferred Stock, Series E Preferred Stock and Common Stock, the satisfaction and termination of the Second Lien Credit Agreement and the amendment of the terms of the Series D Preferred Stock and Series C Preferred Stock occurred on March 5,

2019. References to the Series D Preferred Stock and the Series C Preferred Stock below in this Note 20 are to those series of preferred stock as so amended.
The terms of the Series F Preferred Stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series F 9.00% Participating Preferred Stock filed by the Company with the Secretary of State of the State of Nevada on March 5, 2019 (the “Series F Certificate of Designation”). The terms of the Series E Preferred Stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series E 8.25% Convertible Participating Preferred Stock filed by the Company with the Secretary of State of the State of Nevada on March 5, 2019 (the “Series E Certificate of Designation”). The terms of the Series D Preferred Stock are set forth in an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D 8.25% Participating Preferred Stock filed by the Company with the Secretary of State of the State of Nevada on March 5, 2019 (the “Amended and Restated Series D Certificate of Designation”). The terms of the Series C Preferred Stock are set forth in a Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 9.75% Participating Preferred Stock and Series C-2 9.75% Participating Preferred Stock filed by the Company with the Secretary of State of the State of Nevada on March 5, 2019 (the “Second Amended and Restated Series C Certificate of Designation”) The Series F Certificate of Designation, the Series E Certificate of Designation, the Amended and Restated Series D Certificate of Designation and the Second Amended and Restated Series C Certificate of Designation are referred to collectively in this Note 20 as the “Certificates of Designation”.
The following is a description of the material terms of the Series F Preferred Stock and the Series E Preferred Stock, the material amended terms of the Series D Preferred Stock and the Series C Preferred Stock and the material terms of the 2019 Transaction Agreement. Except as otherwise noted in this Note 20, the material terms of the Series D Preferred Stock and the Series C Preferred Stock remain as in effect prior to the closing of the transactions contemplated by the 2019 Transaction Agreement as disclosed in Note 13 - Mezzanine Preferred Stock. The Series F Preferred Stock, the Series E Preferred Stock, the Series D Preferred Stock and the Series C Preferred Stock are referred to collectively in this Note 20 as the “Preferred Stock.”
Ranking. The Series F Preferred Stock ranks senior to all of the other series of Preferred Stock, and the Series E Preferred Stock ranks senior to the Series D Preferred Stock and the Series C Preferred Stock, in each case with respect to dividends and rights on the liquidation, dissolution or winding up of the Company.
Stated Value. The Series F Preferred Stock and the Series E Preferred Stock have an initial per share stated value of $1,000, subject to increase in connection with the payment of dividends in kind as described below (the “Stated Value”).
Dividends. Holders of the Series F Preferred Stock and the Series E Preferred Stock are entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing April 1, 2019, at an annual rate of 9.00% of the Stated Value for the Series F Preferred Stock and 8.25% of the Stated Value for the Series E Preferred Stock. However, if, on any dividend payment date occurring after April 26, 2021, dividends due on such dividend payment date on the Series F Preferred Stock or the Series E Preferred Stock are not paid in full in cash, the annual dividend rate for the dividends due on such dividend payment date (but not for any future dividend payment date on which dividends are paid in full in cash) will be 10.00% on the Series F Preferred Stock and 9.25% on the Series E Preferred Stock. Dividends are payable, at the Company’s option, (i) in cash, (ii) in kind by increasing the Stated Value by the amount per share of the dividend or (iii) in a combination thereof. The Company expects to pay dividends in kind for the foreseeable future.
In addition to these preferential dividends, holders of each series of Preferred Stock are entitled to participate in dividends paid on the Common Stock. For holders of the Series F Preferred Stock, the Series D Preferred Stock and the Series C Preferred Stock, such participation will be based on the dividends such holders would have received if, immediately prior to the applicable record date, each outstanding share of such series of Preferred Stock had been converted into a number of shares of Common Stock equal to the applicable Optional Redemption Price (as defined below) divided by $7.00, subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding Common Stock (such price, as so adjusted, the “Participation Price”) (regardless of the fact that shares of such series of Preferred Stock are not convertible into Common Stock). For holders of the Series E Preferred Stock, such participation will be based on the number of shares of Common Stock such holders would have owned if all shares of Series E Preferred Stock had been converted to Common Stock at the Conversion Rate (as defined below) then in effect.
Optional Redemption.
The Company has the right to redeem the Series F Preferred Stock, in whole or in part at any time (subject to certain limitations on partial redemptions), at a price per share equal to (i) the Stated Value then in effect, multiplied by 115.0%, plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof (the “Series F Optional Redemption Price”).

The Series F Preferred Stock is not redeemable at the option of the holders except in connection with a Change of Control as described below and is perpetual unless redeemed in accordance with the Series F Certificate of Designation.
Subject to the limitations described below and certain additional limitations on partial redemptions, the Company has the right to redeem the Series E Preferred Stock, in whole or in part at any time, at a price per share equal to (i) the Stated Value then in effect multiplied by (A) 110% if the optional redemption date occurs on or prior to March 5, 2020, (B) 105% if the optional redemption date occurs after March 5, 2020 and on or prior to March 5, 2021 and (C) 100% if the optional redemption date occurs after March 5, 2021, plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof (the “Series E Optional Redemption Price”). However, for any optional redemption effected in connection with or following a Change of Control (as defined in the Series E Certificate of Designation) or any mandatory redemption in connection with a Change of Control as described below, the Series E Optional Redemption Price will be calculated under clause (C) above, regardless of when the redemption or Change of Control occurs.
The Company may not effect an optional redemption of the Series E Preferred Stock unless:

•
either (i) as of the optional redemption date, there are no shares of the Series F Preferred Stock outstanding or (ii) all outstanding shares of the Series F Preferred Stock are redeemed on such optional redemption date concurrently with such optional redemption of the Series E Preferred Stock in accordance with the terms of the Series F Certificate of Designation;

•
the aggregate Series E Optional Redemption Price for all shares of the Series E Preferred Stock to be redeemed pursuant to such optional redemption shall not exceed the aggregate amount of net cash proceeds received by the Company from a contemporaneous issuance of Common Stock issued for the purpose of redeeming such shares of Series E Preferred Stock; and

•
if the optional redemption date occurs prior to March 5, 2022, then (i) the VWAP for at least 20 trading days during the 30 trading day period immediately preceding the notice of the optional redemption has been at least 150% of the Conversion Price (as defined below) then in effect, and (ii) such optional redemption shall be for all (but not less than all) then-outstanding shares of Series E Preferred Stock.

The Series E Preferred Stock is not redeemable at the option of the holders except in connection with a Change of Control as described below and is perpetual unless converted or redeemed in accordance with the Series E Certificate of Designation.
As amended, the redemption price payable by the Company in connection with a redemption of the Series C Preferred Stock will be a price per share equal to (i) the Stated Value (as defined in the Series C Certificate of Designation) multiplied by 125.0% plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof (the “Series C Optional Redemption Price” and, together with the Series E Optional Redemption Price, the Series F Optional Redemption Price and the Series D Optional Redemption Amount (as defined in Note 13), the respective “Optional Redemption Prices”). Prior to the amendments effected in connection with the closing under the 2019 Transaction Agreement, the percentage specified in clause (i) above would have increased to 130.0% for a redemption of the Series C Preferred Stock effected after December 31, 2019.
Conversion. Each share of the Series E Preferred Stock is convertible at any time at the option of the holder into a number of shares of Common Stock equal to (i) the applicable Series E Optional Redemption Price divided by (ii) the Conversion Price (as defined below) (the “Conversion Rate”). However, for purposes of determining the Conversion Rate, the Series E Optional Redemption Price will calculated on the basis applicable to an optional redemption occurring after March 5, 2021 (i.e., multiplying the Stated Value by 100.0%), regardless of the timing or circumstances of the conversion. The “Conversion Price” for the Series E Preferred Stock is $2.50, subject to adjustment as described below. The Conversion Price will be subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding Common Stock. Additionally, the Conversion Price will be adjusted, based on a broad-based weighted average formula, if the Company issues, or is deemed to issue, additional shares of Common Stock for consideration per share that is less than the Conversion Price then in effect, subject to certain exceptions and to the Share Cap (as defined below).
To comply with rules of the NYSE American, the Series E Certificate of Designation provides that the number of shares of Common Stock issuable on conversion of a share of Series E Preferred Stock may not exceed (the “Share Cap”) the Stated Value divided by $1.88 (which was the closing price of the Common Stock on the NYSE American on March 4, 2019), subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding Common Stock (such price, as so adjusted, the “Initial Market Price”), prior to the receipt of shareholder approval of the issuance of shares of Common Stock in excess of the Share Cap upon conversion of shares of Series E Preferred Stock. The 2019 Transaction Agreement requires the Company to seek such shareholder approval at its next annual meeting of shareholders. Accordingly, the Company intends to seek such shareholder approval at its 2019 annual meeting of shareholders.

The Company does not have the right to force the conversion of shares of the Series E Preferred Stock based on the trading price of the Common Stock or otherwise.
The Series F Preferred Stock and, as amended, the Series D Preferred Stock and the Series C Preferred Stock are not convertible into Common Stock.
Change of Control. Upon the occurrence of a Change of Control (as defined in the Certificates of Designation), each holder of shares of the Series E Preferred Stock and the Series F Preferred Stock will have the option to:

•	cause the Company to redeem all of such holder’s shares of Series E Preferred Stock or Series F Preferred Stock for cash in an amount per share equal to the applicable Optional Redemption Price;

•	in the case of the Series E Preferred Stock, convert all of such holder’s shares of Series E Preferred Stock into Common Stock at the Conversion Rate; or

•
continue to hold such holder’s shares of Series E Preferred Stock or Series F Preferred Stock, subject to the Company’s or its successor’s optional redemption rights described above and, in the case of the Series E Preferred Stock, subject to any adjustments to the Conversion Price or the number and kind of securities or other property issuable upon conversion resulting from the Change of Control.

Because of the elimination of the convertibility of the Series D Preferred Stock and the Series C Preferred Stock, holders of the Series D Preferred Stock and the Series C Preferred Stock no longer have the option to convert their shares of Series D Preferred Stock or Series C Preferred Stock to Common Stock in connection with a Change of Control.
Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company:

•
holders of shares of Series F Preferred Stock, Series D Preferred Stock or Series C Preferred will be entitled to receive, after any distributions on the Preferred Stock ranking senior to such series of Preferred Stock (as applicable) and prior to any distributions on the Preferred Stock ranking junior to such series of Preferred Stock (as applicable), the Common Stock or other capital stock of the Company ranking junior to such series of Preferred Stock, an amount per share equal to the greater of (i) the applicable Optional Redemption Price then in effect and (ii) the proceeds the holders of Preferred Stock of such series would be entitled to receive if, immediately prior to the payment of such amount, each then-outstanding share of such series of Preferred Stock had been converted into a number of shares of Common Stock equal to the applicable Optional Redemption Price divided by the Participation Price (regardless of the fact that shares of such series of Preferred Stock are not convertible into Common Stock); and

•
holders of shares of Series E Preferred Stock will be entitled to receive, after any distributions on the Series F Preferred Stock and prior to any distributions on the Series D Preferred Stock, the Series C Preferred Stock, the Common Stock or other capital stock of the Company ranking junior to the Series E Preferred Stock, an amount per share of Series E Preferred Stock equal to the greater of (i) the Series E Optional Redemption Price then in effect and (ii) the amount such holder would receive in respect of the number of shares of Common Stock into which such share of Series E Preferred Stock is then convertible.

Board Designation Rights. The Series F Certificate of Designation provides that holders of the Series F Preferred Stock have the right, voting separately as a class, to designate one member of the Company’s board of directors (the “Board”) for as long as the aggregate Stated Value of all outstanding shares of the Series F Preferred Stock is at least equal to $13,750,000.
The Series E Certificate of Designation provides that holders of the Series E Preferred Stock have the right, voting separately as a class, to designate one member of the Board for as long as the shares of Common Stock issuable on conversion of the outstanding shares of Series E Preferred Stock represent at least 5% of the outstanding shares of Common Stock (giving effect to conversion of all outstanding shares of the Series E Preferred Stock).
The Amended and Restated Series D Certificate of Designation provides that holders of the Series D Preferred Stock will the right, voting separately as a class, to designate one member of the Board for as long as the aggregate Stated Value (as defined in the Amended and Restated Series D Certificate of Designation) of all outstanding shares of the Series D Preferred Stock is at least equal to $9,813,500.
The Second Amended and Restated Series C Certificate of Designation provides that holders of the Series C Preferred Stock have the right, voting separately as a class, to designate two members of the Board for so long as the aggregate Stated Value (as defined in the Second Amended and Restated Series C Certificate of Designation) of all outstanding shares of the Series C Preferred Stock is at least equal to $31,250,000.

The 2019 Transaction Agreement required that the Board take, and the Board has taken, all actions necessary to increase the number of directors constituting the entire Board by two directors (to total eleven), which vacancies created by the increase, are required to be filled by (i) the person designated by the holders of the Series F Preferred Stock and (ii) the person designated by the holders of the Series E Preferred, in each case, as and when required under the Series F Certificate of Designation or the Series E Certificate of Designation, as applicable. The 2019 Transaction Agreement provides that, effective at the closing thereunder, the three directors previously designated by the Värde Parties pursuant to their previously existing rights under the Series C Preferred Stock and the Second Lien Credit Agreement, became the directors entitled to be appointed by the holders of the Series C Preferred Stock and the holders of the Series D Preferred Stock pursuant to the Second Amended and Restated Series C Certificate of Designation and the Amended and Restated Series D Certificate of Designation.
The Transaction Agreement separately grants to the Värde Parties, for so long as the Värde Parties and their affiliates continue to beneficially own (as defined in Rule 13d-3 under the Exchange Act) shares of Common Stock (including the Common Shares) representing at least the applicable percentage of the outstanding shares of Common Stock specified in the bullet points below, the right (but not the obligation) to designate to the Board the following numbers of directors:

•	five directors, for as long as the Värde Parties and their affiliates beneficially own shares of Common Stock representing at least 40.0% of the outstanding shares of Common Stock;

•	four directors, for as long as the Värde Parties and their affiliates beneficially own shares of Common Stock representing at least 33.3% of the outstanding shares of Common Stock;

•	three directors, for as long as the Värde Parties and their affiliates beneficially own shares of Common Stock representing at least 25.0% of the outstanding shares of Common Stock;

•	two directors, for as long as the Värde Parties and their affiliates beneficially own shares of Common Stock representing at least 10.0% of the outstanding shares of Common Stock; and

•	one director, for as long as the Värde Parties and their affiliates beneficially own shares of Common Stock representing at least 5.0% of the outstanding shares of Common Stock.

The 2019 Transaction Agreement provides that, during the time that the holders of Preferred Stock of any series are entitled to appoint one or more directors to the Board pursuant to one or more of the Certificates of Designation, the number of directors the Värde Parties are entitled to designate pursuant to the provisions of the 2019 Transaction Agreement described above will be reduced by the total number of directors the holders of the Preferred Stock of all series are then entitled to appoint pursuant to the Certificates of Designation. Additionally, the number of directors that may be appointed or designated under each of the Certificates of Designation and the 2019 Transaction Agreement is subject to reduction if necessary to comply with the rules of the NYSE American or any other exchange on which the Common Stock is listed.
The Board members appointed or designated by holders of the Preferred Stock pursuant to the Certificates of Designation or by the Värde Parties pursuant to the 2019 Transaction Agreement must be reasonably acceptable to the Board and its Nominating and Corporate Governance Committee, acting in good faith, but any investment professional of Värde Partners, Inc. or its affiliates will be deemed to be reasonably acceptable. In addition, such Board designees must satisfy applicable SEC and stock exchange requirements and comply with the Company’s corporate governance guidelines.
The 2019 Transaction Agreement provides that the board designation rights provisions of the 2019 Transaction Agreement supersede and replace the similar provisions of the 2018 Transaction Agreement and the Securities Purchase Agreement (each as defined in Note 13).
Voting Rights; Negative Covenants. In addition to the Board designation rights described above, holders of Series E Preferred Stock are entitled to vote with the holders of the Common Stock, as a single class, on all matters submitted for a vote of holders of the Common Stock. When voting together with the Common Stock, each share of Series E Preferred Stock will entitle the holder to a number of votes equal to the applicable Stated Value as of the applicable record date or other determination date divided by the greater of (i) the then-applicable Conversion Price and (ii) the then-applicable Initial Market Price.
Holders of shares of Series F Preferred Stock, Series D Preferred Stock and Series C Preferred Stock are not be entitled to vote with the holders of the Common Stock as a single class on any matter.
Each of the Certificates of Designation provides that, as long as any shares of Preferred Stock of the applicable series are outstanding, the Company may not, without the prior affirmative vote or prior written consent of the holders of a majority of the outstanding shares of Preferred Stock of each such series, as applicable:

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

•
authorize, issue or transfer, or permit any of its controlled subsidiaries to authorize, issue or transfer, any equity in any subsidiary of the Company other than (i) equity issued or transferred to the Company or another wholly-owned subsidiary of the Company or (ii) equity, the proceeds of which, are used to immediately redeem all of the outstanding shares of the applicable series of Preferred Stock pursuant to the Company’s optional redemption rights described above; or

•
subject to certain exceptions, modify the number of directors constituting the entire the Board at any time when holders of shares of the applicable series Preferred Stock have the right to designate a member of the Board.

The Certificates of Designation further provide that, (i) in the case of the Series F Preferred Stock, as long shares of the Series F Preferred Stock having an aggregate Series F Optional Redemption Price of at least $27.5 million are outstanding, (ii) in the case of the Series E Preferred Stock, as long as shares of Series E Preferred Stock having an aggregate Series E Optional Redemption Price of at least $30 million are outstanding, (iii) in the case of the Series D Preferred Stock, as long as shares of Series D Preferred Stock having an aggregate Series D Optional Redemption Amount of at least $19.627 million are outstanding, and (iv) in the case of the Series C Preferred Stock, as long as shares of Series C Preferred Stock having an aggregate Series C Optional Redemption Price of at least $50 million are outstanding, the Company may not, and may not permit any of its controlled subsidiaries to, without the prior affirmative vote or prior written consent of the holders of a majority of the outstanding shares of the applicable series of Preferred Stock:

•	subject to certain exceptions, incur indebtedness or permit to exist any liens on the assets or properties of the Company or its subsidiaries;

•
enter into, adopt or agree to any “restricted payment” or similar provision that restricts or limits the payment of dividends on, or the redemption of, shares of the applicable series of Preferred Stock under any credit facility, indenture or other similar instrument of the Company that would be more restrictive on the payment of dividends on, or redemption of, shares of the applicable series of Preferred Stock than those existing as of the date on which shares of the applicable series of Preferred Stock were first issued;

•	liquidate or dissolve the company;

•	enter into any material new line of business or fundamentally change the nature of the Company’s business, including any acquisition of oil and gas properties outside the Permian Basin;

•	enter into certain transactions with affiliates of the Company unless made on an arm’s-length basis and approved by a majority of the disinterested members of the Board;

•	subject to certain exceptions, make dispositions of assets or property of the Company or its subsidiaries;

•	subject to certain exceptions, make loans or investments; or

•	voluntarily commence any bankruptcy or similar proceeding or take other similar actions.

Transfer Restrictions. Under the 2019 Transaction Agreement, the Series F Certificate of Designation and the Series E Certificate of Designation, shares of Series F Preferred Stock and Series E Preferred Stock and shares of Common Stock issued on conversion of shares of Series E Preferred Stock may not be transferred by the holder of such shares, other than to an affiliate of such holder, prior to September 5, 2019. After September 5, 2019, such shares will be freely transferable, subject to applicable securities laws.
Standstill. The 2019 Transaction Agreement includes a customary standstill provision pursuant to which the Värde Parties agreed that they will not, directly or indirectly, take certain actions with respect to the Company or its securities generally until the applicable Standstill Termination Date (as defined in the 2019 Transaction Agreement). The 2019 Transaction Agreement provides that the standstill provisions of the 2019 Transaction Agreement supersede and replace the similar provisions of the Securities Purchase Agreement.
Other Terms. The 2019 Transaction Agreement contains other customary terms, including representations, warranties and covenants.
Amended and Restated Registration Rights Agreement

On March 5, 2019, in connection with the closing under the 2019 Transaction Agreement, the Company entered into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Värde Parties. Among other matters, the Amended and Restated Registration Rights Agreement requires the Company to file with the SEC a shelf registration statement under the Securities Act registering for resale the shares of Common Stock issued pursuant to the 2019 Transaction Agreement, the shares of Common Stock issuable upon conversion of the shares of Series E Preferred Stock issued pursuant to the 2019 Transaction Agreement and the shares of Common Stock issued to the Värde Parties pursuant to the 2018 Transaction Agreement. The Amended and Restated Registration Rights Agreement also grants to the Värde Parties demand and piggyback rights with respect to certain underwritten offerings of Common Stock and contains customary covenants and indemnification and contribution provisions. The Amended and Restated Registration Rights Agreement amended and restated the registration rights agreement, dated as of October 10, 2018, by and between the Company and the Värde Parties, and terminated certain prior registration rights agreements related to shares of Common Stock that previously were issuable upon conversion of the Second Lien Loans and the Series C Preferred Stock.

Lilis Energy, Inc. and Subsidiaries
Supplementary Information on Oil and Natural Gas Exploration,
Development and Production Activities
(Unaudited)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States, which constitutes one cost center.

Costs Incurred for Oil and Natural Gas Producing Activities

The following table sets forth the costs incurred in the Company’s oil and natural gas acquisition, exploration and development activities and includes costs whether capitalized or expensed as well as revisions and additions to the estimated future asset retirement obligations:

	December 31,
	2018	2017
	(In thousands)
Acquisition costs:
Unproved properties	$93,926	$78,111
Proved properties	22,356	2,245
Exploration costs	89,351	42,033
Development costs	78,103	28,113
Total	$283,736	$150,502

Results of Operations for Oil and Natural Gas Producing Activities

The following table sets forth the results of operations for oil and natural gas producing activities for the following periods:

	December 31,
	2018	2017
	(In thousands)
Revenues	$70,216	$21,612
Production costs	(13,843)	(6,199)
Production taxes	(3,709)	(1,187)
Accretion of asset retirement obligation	(85)	(82)
Depletion, depreciation and amortization	(25,159)	(6,906)
Full cost ceiling impairment	—	(10,505)
Total	$27,420	$(3,267)

Reserve Quantity Information

The following table provides a roll forward of the total proved reserves for the years ended December 31, 2018 and 2017, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Crude Oil (Bbls)	Natural Gas (Mcf)	NGLs (Bbls)
January 1, 2017	550,705	3,871,506	3,211
Extensions and discoveries	6,791,945	14,438,471	1,455,620
Purchase of reserves	—	—	—
Sale of reserves	(92,293)	(364,712)	(3,211)
Revisions of previous estimates	292,975	(1,109,174)	222,825
Production	(371,993)	(776,165)	(73,875)
December 31, 2017	7,171,339	16,059,926	1,604,570
Extensions and discoveries	15,881,727	38,957,588	4,565,994
Purchase of reserves	1,883,047	8,897,115	682,964
Sale of reserves	—	—	—
Revisions of previous estimates	(2,641,353)	17,690,723	1,769,448
Production	(1,089,724)	(2,855,739)	(246,425)
December 31, 2018	21,205,036	78,749,613	8,376,551

Proved Developed Reserves, included above:
Balance, January 1, 2017	550,705	3,871,506	3,211
Balance, December 31, 2017	2,531,397	6,594,446	644,102
Balance, December 31, 2018	6,278,035	27,046,195	2,653,908
Proved Undeveloped Reserves, included above:
Balance, January 1, 2017	—	—	—
Balance, December 31, 2017	4,639,942	9,465,480	960,468
Balance, December 31, 2018	14,927,001	51,703,418	5,722,643

Extensions and discoveries of 26.9 MBOE during the year ended December 31, 2018, resulted primarily from the drilling of new wells during the year and from new proved undeveloped locations added during the year.

Revisions of previous reserve estimates increased 2018 proved reserves to 2,076 MBOE. Increased SEC pricing for 2018 as compared to 2017 increased reserves by approximately 401 MBOE. The remaining revisions of 1,675 MBOE were the result of operational factors, including most notably: availability of additional natural gas transportation and processing infrastructure, and improvements in operations because of additional experience gained from wells drilled and completed in 2017 and 2018.

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

The estimates of future cash flows and future production and development costs as of December 31, 2018 and 2017 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions which are held constant throughout the life of the properties. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil, natural gas and NGL reserves is as follows:

	December 31,
	2018	2017
	(In thousands)
Future cash inflows	$1,500,263	$397,531
Future production costs	(414,117)	(151,456)
Future development costs	(346,225)	(113,727)
Future income tax expense	(62,842)	—
Future net cash flows	677,079	132,348
10% discount to reflect timing of cash flows	(384,345)	(63,536)
Total	$292,734	$68,812

In the foregoing determination of future cash inflows, sales prices used for oil, natural gas and NGLs for December 31, 2018 and 2017, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved natural gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions.

The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision and the 10% discount rate is arbitrary. In addition, costs and prices as of the measurement date are used in the determinations and no value may be assigned to probable or possible reserves.

Changes in the standardized measure of discounted future net cash flows relating to proved oil, natural gas and NGL reserves are as follows:

	Year Ended December 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$68,812	$6,656
Net changes in prices and production costs	24,261	(13,402)
Sales of oil and gas produced during the year, net	(49,271)	57,163
Changes in estimated future development costs	(39,938)	—
Net change due to extensions and discoveries	161,785	(1,296)
Net change due to purchases of minerals in place	55,278	8,311
Net change due to sales of minerals in place	—	4,968
Previously estimated development costs incurred during the year	68,349	(1,580)
Net changes due to revision of previous quantity estimates	28,350	1,683
Accretion of discount	6,881	666
Other - unspecified	3,252	5,643
Net change in income taxes	(35,025)	—
Balance at end of period	$292,734	$68,812