Form 10-Q
period 2019-03-31
LILIS ENERGY, INC.
filed 2019-05-09
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2019

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

(817) 585-9001
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LLEX	NYSE American

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company (as defined in Rule 12b-2 of the Act):

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

As of May 9, 2019, 91,699,916 shares of the registrant’s common stock were issued and outstanding.

Lilis Energy, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing needs, competitive position, and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "intends," "may," "should," "anticipates," "expects," "could," "plans," "estimates," "projects," "targets," or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business. Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected. Forward-looking statements speak only as to the date hereof. All such forward-looking statements and any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the statements contained herein or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$11,228	$21,137
Accounts receivable, net of allowance of $25 and $39, respectively	19,288	20,546
Derivative assets	—	2,551
Prepaid expenses and other current assets	2,419	1,851
Total current assets	32,935	46,085
Property and equipment:
Oil and natural gas properties, full cost method of accounting, net	444,633	430,379
Other property and equipment, net	486	524
Total property and equipment, net	445,119	430,903
Other assets	7,612	3,785
Total assets	$485,666	$480,773
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,853	$47,112
Accrued liabilities and other	25,037	14,794
Revenue payable	9,696	14,546
Derivative instruments - current	4,875	515
Total current liabilities	78,461	76,967
Asset retirement obligations	2,650	2,433
Long-term debt	105,000	157,804
Long-term derivative instruments and other	3,015	4,699
Long-term deferred revenue liabilities	42,375	52,513
Total liabilities	231,501	294,416
Commitments and contingencies (Note 19)
Mezzanine equity:
Series C-1 9.75% Participating Preferred Stock, 10,000,000 shares of preferred stock authorized, 100,000 shares of Series C-1 9.75% Participating Preferred Stock issued and outstanding with a stated value of $1,007 and $1,093, per share, as of March 31, 2019 and December 31, 2018, respectively	72,021	106,774
Series C-2 9.75% Participating Preferred Stock, 10,000,000 shares of preferred stock authorized, 25,000 shares of Series C-2 9.75% Participating Preferred Stock issued and outstanding with a stated value of $1,007 and $1,024, per share, as of March 31, 2019 and December 31, 2018, respectively	16,894	25,522
Series D 8.25% Participating Preferred Stock, 10,000,000 shares of preferred stock authorized, 39,254 shares of Series D 8.25% Participating Preferred Stock issued and outstanding with a stated value of $1,006 and $1,021, per share, as of March 31, 2019 and December 31, 2018, respectively	26,503	40,729
Series E 8.25% Convertible Participating Preferred Stock, 10,000,000 shares of preferred stock authorized, 60,000 shares of Series E 8.25% Convertible Participating Preferred Stock issued and outstanding with a stated value of $1,006, per share, as of March 31, 2019	62,486	—
Series F 9.00% Participating Preferred Stock, 10,000,000 shares of preferred stock authorized, 55,000 shares of Series F 9.00% Participating Preferred Stock issued and outstanding with a stated value of $1,007, per share, as of March 31, 2019	47,053	—
Stockholders’ equity:

Common stock, $0.0001 par value per share; 150,000,000 shares authorized, 91,037,902 and 71,182,016 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	9	7
Additional paid-in capital	360,319	321,753
Treasury stock, 253,598 shares at cost	(997)	(997)
Accumulated deficit	(330,123)	(307,431)
Total stockholders’ equity	29,208	13,332
Total liabilities and stockholders’ equity	$485,666	$480,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Oil sales	$14,701	$12,589
Natural gas sales	1,526	890
Natural gas liquid sales	1,470	916
Total revenues	17,697	14,395
Operating expenses:
Production costs	4,764	3,263
Gathering, processing and transportation	1,178	462
Production taxes	906	850
General and administrative	9,679	10,464
Depreciation, depletion, amortization and accretion	8,153	4,641
Total operating expenses	24,680	19,680
Operating loss	(6,983)	(5,285)
Other income (expense):
Loss from commodity derivatives	(10,577)	(1,769)
Change in fair value of financial instruments	(335)	28,388
Interest expense	(4,828)	(9,089)
Other income	31	1
Total other income (expense)	(15,709)	17,531
Net income (loss) before income taxes	(22,692)	12,246
Income tax expense	—	—
Net income (loss)	(22,692)	12,246
Paid-in-kind dividends on preferred stock	(4,825)	(1,652)
Net income (loss)	$(27,517)	$10,594
Less: net income attributable to participating Series C preferred stockholders	—	(2,819)
Net income (loss) attributable to common stockholders	$(27,517)	$7,775

Net income (loss) per common share-basic and diluted: (Note 16)
Basic	$(0.35)	$0.14
Diluted	$(0.35)	$(0.17)

Weighted average common shares outstanding:
Basic	77,916,448	54,702,617
Diluted	77,916,448	78,502,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Common Shares		Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	71,182,016	$7	$321,753	$(997)	$(307,431)	$13,332
Stock-based compensation	—	—	3,645	—	—	3,645
Common stock for restricted stock	2,379,431	—	—	—	—	—
Common stock withheld for taxes on stock-based compensation	(165,183)	—	(320)	—	—	(320)
Common stock issued for extinguishment of debt	17,641,638	2	32,988	—	—	32,990
Gain on extinguishment of debt	—	—	7,078	—	—	7,078
Dividends on preferred stock	—	—	(4,825)	—	—	(4,825)
Net loss	—	—	—	—	(22,692)	(22,692)
Balance, March 31, 2019	91,037,902	$9	$360,319	$(997)	$(330,123)	$29,208

	Common Shares		Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	53,368,331	$5	$272,335	$—	$(303,288)	$(30,948)
Stock-based compensation	—	—	3,031	—	—	3,031
Common stock for restricted stock	7,860	—	—	—	—	—
Common stock withheld for taxes on stock-based compensation	(103,837)	—	(378)	—	—	(378)
Common stock for acquisition of oil and gas properties	6,940,722	1	24,777	—	—	24,778
Exercise of stock options	5,100	—	15	—	—	15
Reclassification of warrant derivative liabilities	—	—	223	—	—	223
Purchase of treasury stock	(68,798)	—	—	(267)	—	(267)
Dividends on Series C convertible preferred stock	—	—	(1,652)	—	—	(1,652)
Net income	—	—	—	—	12,246	12,246
Balance, March 31, 2018	60,149,378	$6	$298,351	$(267)	$(291,042)	$7,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(22,692)	$12,246
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	3,645	3,031
Amortization of debt issuance cost and accretion of debt discount	1,797	4,459
Payable in-kind interest	1,590	3,168
Loss from commodity derivatives, net	10,577	1,769
Net settlements on commodity derivatives	(843)	(515)
Change in fair value of financial instruments	335	(28,388)
Depreciation, depletion, amortization and accretion	8,153	4,641
Changes in operating assets and liabilities:
Accounts receivable	1,258	(7,245)
Prepaid expenses and other assets	(423)	76
Accounts payable and accrued liabilities	(16,395)	2,700
Proceeds from options associated with future midstream services	2,500	—
Net cash used in operating activities	(10,498)	(4,058)
Cash flows from investing activities:
Acquisition of oil and gas properties	—	(51,718)
Proceeds from the sale of assets	336	—
Capital expenditures	(29,045)	(38,571)
Net cash used in investing activities	(28,709)	(90,289)
Cash flows from financing activities:
Proceeds from term loans, net of financing costs	—	47,454
Proceeds from revolving credit agreement, net of financing costs	29,618	—
Repayment of term loans and notes payable	—	(31,811)
Proceeds from the issuance of Series C Preferred Stock	—	100,000
Equity financing costs	—	(2,494)
Repurchase of common stock	—	(267)
Proceeds from exercise of warrants and stock options	—	15
Payment for tax withholding on stock-based compensation	(320)	(378)
Net cash provided by financing activities	29,298	112,519
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,909)	18,172
Cash, cash equivalents and restricted cash at beginning of period	21,137	17,462
Cash, cash equivalents and restricted cash at end of period	$11,228	$35,634
Supplemental disclosure:
Cash paid for interest	$1,441	$1,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

Lilis Energy, Inc. ("Lilis" or the "Company") is an independent oil and natural gas exploration and production company focused on the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, and Hurricane Resources LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10–K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC") on March 7, 2019 (the "Annual Report").

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in conformity with GAAP which requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period; and the quantities and values of proved oil, natural gas and natural gas liquid ("NGL") reserves used in calculating depletion and assessing impairment of its oil and natural gas properties. The most significant estimates pertain to the evaluation of unproved properties for impairment, proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties; the timing and amount of transfers of our unevaluated properties into our amortizable full cost pool; the fair value of embedded derivatives and commodity derivative contracts, accrued oil and natural gas revenues and expenses valuation of options and warrants, inducement transactions and common stock; and the allocation of general administrative expenses. Actual results could differ significantly from these estimates.

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), a standard on lease accounting requiring a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. This standard is effective for annual and interim periods beginning after December 15, 2018. We adopted this standard effective January 1, 2019, utilizing a modified retrospective transition approach. We chose to use the effective date as our date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.

The standard includes optional transition practical expedients intended to simplify its adoption. We elected to adopt the package of practical expedients, which allowed us to retain the historical lease classification, including treatment for land easements, determined under legacy GAAP as well as a relief from reviewing expired or existing contracts to determine if they contain leases. This standard does not apply to the Company’s leases that provide the right to explore for minerals, oil, or natural gas resources.

Upon adoption, we recognized operating lease liabilities totaling approximately $7.5 million, with corresponding right of use assets totaling $7.4 million. The liabilities were calculated as the present value of the remaining minimum rental payments for existing operating leases. This standard did not materially impact our consolidated net earnings and had no impact on our cash flows. (See Note 9 - Leases)

Accrued Liabilities and Other

At March 31, 2019 and December 31, 2018, the Company’s accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accrued bonus	$575	$2,300
Accrued drilling costs	11,561	7,850
Accrued production expenses	3,740	2,926
Other accrued liabilities	3,590	1,718
Short-term operating lease liabilities	5,571	—
	$25,037	$14,794

NOTE 3 - REVENUE

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

Crude Oil Revenues

Crude oil from our operated properties is produced and stored in field tanks. The Company recognizes crude oil revenue when control passes to the purchaser. Effective January 1 through February 28, 2019, the Company’s crude oil was sold under a single short-term contract. The purchaser’s commitment included all quantities of crude oil from the leases that were covered by the contract, with no quantity-based restrictions or variable terms. Pricing was based on posted indexes for crude oil of similar quality, less a negotiable fees deduction of $5.15 per barrel.

Effective March 1, 2019, the Company’s crude oil is sold under a single long-term contract with a term that extends to at least December 31, 2024. The purchaser’s commitment has a quantity-based limit set forth in the contract, measured in barrels per day, with the maximum quantity commitment increasing at periodic intervals over the life of the contract to coincide with the Company’s expected growth in production (see Note 11 - Long-Term Deferred Revenue Liabilities and Note 19 - Commitments and Contingencies).

Pursuant to the long-term contract, pricing is based on posted indexes for crude oil of similar quality, with a differential based on pipeline delivery to Houston, as opposed to the previous contract differential based on truck delivery to Midland-Cushing, along with a differential basis reduction of $9.25 per barrel that is effective from March 1, 2019 through June 30, 2019, which drops to $6.50 per barrel for the period of July 1, 2019 through June 30, 2020, and then to $4.95 per barrel for the period of July 1, 2020 through December 31, 2024. The posted index prices and differentials change monthly based on the average of daily index price points for each sales month. The purchaser’s affiliate shipper also charges a tariff fee of $0.75 as a deduction from the received price (see Note 10 - Long-Term Debt).

Natural Gas and NGL Revenues

Natural gas from our properties is produced and transported via pipelines to gas processing facilities. NGLs are extracted from the natural gas at the processing facilities and processed natural gas and NGLs are marketed and sold separately on the Company’s behalf after processing. All of our operated natural gas production is sold under one of two natural gas contracts, both of which are long-term in nature; however, one of these natural gas contracts includes 30-day cancellation provisions, and the Company therefore classifies such contract as short-term. The processor’s commitment to sell on the Company’s behalf includes all quantities of natural gas and NGLs produced from specific wellbores or dedicated acreage as defined in the contract, with no quantity-based restrictions or variable terms. Pricing under the gas contracts is generally market-based pricing less adjustments for transportation and processing fees. A portion of natural gas delivered to the processing plants is used as fuel at the processing plant without reimbursement. The Company recognizes revenue for natural gas and NGLs when control passes at the tailgate of the processing plant.

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

Imbalances

Natural gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. The Company did not have any significant natural gas imbalance positions as of March 31, 2019 and December 31, 2018.

The following table disaggregates the Company's revenue by contract type (in thousands) for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Short-term contracts	Long-term contracts	Total
Crude oil	$8,302	$6,399	$14,701
Natural gas	203	1,323	1,526
NGLs	196	1,274	1,470

Three Months Ended March 31, 2018	Short-term contracts	Long-term contracts	Total
Crude oil	$12,589	$—	$12,589
Natural gas	438	452	890
NGLs	450	466	916

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $10.2 million and $8.2 million at March 31, 2019 and December 31, 2018, respectively, and through actual and accrued receivables from our joint interest partners of approximately $9.0 million and $11.4 million at March 31, 2019 and December 31, 2018, respectively. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Major Customers

During the three months ended March 31, 2019 and 2018, the Company's major customers as a percentage of total revenue consisted of the following:

	Three Months Ended March 31,
	2019	2018
Texican Crude & Hydrocarbon, LLC	48%	87%
ARM Energy Management, LLC	37%	—%
Lucid Energy Delaware, LLC	13%	10%
ETC Field Services LLC	1%	2%
Other below 10%	1%	1%
	100%	100%

Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

NOTE 4 - OIL AND NATURAL GAS PROPERTIES

The Company uses the full cost method of accounting for oil and natural gas operations. Under this method, costs related to the exploration, non-production related development and acquisition of oil and natural gas reserves are capitalized. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling, costs of developing and completing productive wells, and other costs directly related to acquisition and exploration activities. Proceeds from property sales are generally applied as a credit against our capitalized exploration and development costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of our proved reserves.

Depletion of exploration and development costs and depreciation of wells and tangible production assets are computed using the units-of-production method based upon estimated proved oil and natural gas reserves. Costs included in the depletion base to be amortized include (a) all proved capitalized costs, including capitalized asset retirement costs net of estimated salvage values, less accumulated depletion, and (b) estimated future development costs to be incurred in developing proved reserves that are not otherwise included in capitalized costs.

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion (net of deferred income taxes) may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. The present value of estimated future net cash flows was computed by applying a flat oil price to forecast revenues from estimated future production of proved oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. For the three months ended March 31, 2019, the ceiling value of the Company's reserves was calculated based upon SEC pricing of $63.00 per barrel for oil and $3.11 per MMBtu for natural gas.

The costs of unproved oil and gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved oil and natural gas reserves are established or if impairment is determined. Unproved oil and gas properties are assessed periodically (at least annually) to determine whether impairment has occurred. The assessment considers the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, the economic viability of development if proved reserves were assigned and other current market conditions. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

During the three months ended March 31, 2019 and 2018, impairments of $5.8 million and $11.1 million, respectively, were recorded on the Company's unproved oil and natural gas properties and transferred to the full cost pool due to defective titles in certain leases. For the three months ended March 31, 2019 and 2018, depreciation, depletion, amortization and accretion expense related to proved properties were $8.2 million and $4.6 million, respectively.

The following table sets forth a summary of oil and natural gas property costs (net of divestitures) at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Oil and natural gas properties:
Proved	$389,514	$358,858
Unproved	161,397	169,863
Total oil and natural gas properties	550,911	528,721
Accumulated depletion, depreciation and amortization	(106,278)	(98,342)
Oil and natural gas properties, net	$444,633	$430,379

NOTE 5 - ACQUISITIONS AND DIVESTITURES

 2018 Acquisitions

During the three months ended March 31, 2018, the Company acquired the following oil and natural gas properties:

•
Certain leasehold acreage in the Delaware Basin in Lea County, New Mexico from OneEnergy Partners Operating, LLC for $40.0 million in cash and 6,940,722 shares of the Company's common stock valued at approximately $24.9 million, for total consideration of approximately $64.9 million. Transaction costs associated with this acquisition were approximately $1.1 million. The transaction was recorded as an asset acquisition.

•
Certain leasehold interests and other oil and natural gas assets in Loving and Winkler Counties, Texas from VPD Texas, L.P. for total cash consideration of approximately $11.1 million, including approximately $0.5 million of related acquisition costs. The transaction was recorded as an asset acquisition.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations, or ARO, represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. Revisions in estimated liabilities during the period relate primarily to changes in estimates of asset retirement costs. Revisions in estimated liabilities can also include, but are not limited to, revisions of estimated inflation rates, changes in property lives and expected timing of settlement.

The following table summarizes the changes in the Company's ARO for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
ARO, beginning of period	$2,444	$952
Additional liabilities incurred	55	374
Accretion expense	171	85
Liabilities settled	(2)	(87)
Revision in estimates	(7)	1,120
ARO, end of period	2,661	2,444
Less: current portion of ARO	(11)	(11)
ARO, non-current	$2,650	$2,433

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

Determination of the fair values of our derivative contracts incorporates various factors, including not only the impact of our non-performance risk on our liabilities, but also the credit standing of the counterparties involved. The Company utilizes counterparty rate of default values to assess the impact of non-performance risk when evaluating both our liabilities to, and receivables from, counterparties.

Recurring Fair Value Measurements

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
As of March 31, 2019
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$—	$(709)	$—	$(709)
Oil and natural gas derivative collar contracts	—	(566)	—	(566)
Oil and natural gas derivative basis swap contracts	—	(6,577)	—	(6,577)
Total	$—	$(7,852)	$—	$(7,852)
As of December 31, 2018
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$—	$(2,923)	$—	$(2,923)
Oil and natural gas derivative collar contracts	—	4,047	—	4,047
Embedded derivative instruments:
Second Lien Term Loan conversion features	—	—	(1,965)	(1,965)
Total	$—	$1,124	$(1,965)	$(841)

Derivative assets and liabilities include unsettled amounts related to commodity derivative positions, including swaps and collars, as of March 31, 2019 and December 31, 2018. The fair value of the Company's derivatives are based on third-party pricing models which utilize inputs that are either readily in the public market or which can be corroborated from active markets of broker quotes. Swaps and collars generally have observable inputs and these instruments are classified as Level 2.

The Company's derivative liabilities as of December 31, 2018 also include embedded derivatives associated with the Second Lien Term Loan (as defined in Note 10 - Long-Term Debt). These instruments have fewer observable inputs from objective sources and are therefore measured using Level 3 inputs.

NOTE 8 - DERIVATIVES

The Company's derivative instruments for the three months ended March 31, 2019 and year ended December 31, 2018, include the following:

	For the three months ended	For the year ended
	March 31, 2019	December 31, 2018
	(In thousands)
Derivative assets (liabilities):
Derivative assets - current	$—	$2,551
Derivative assets - non-current (1)	—	1,822
Derivative liabilities - current	(4,875)	(515)
Derivative liabilities - non-current (2)	(2,977)	(4,699)
Total derivative liabilities, net	$(7,852)	$(841)

(1) The non-current derivative assets are included in other assets in the consolidated balance sheets.
(2) Includes $2.0 million of embedded derivatives associated with Second Lien Term Loan and $2.7 million associated with commodity derivatives as of December 31, 2018.

 Embedded Derivatives

As discussed in Note 10 - Long-Term Debt, the Second Lien Term Loan contained conversion features that were exercisable at the option of the lead lender thereunder or in certain circumstances, the Company. The conversion features have been identified as embedded derivatives which (i) contain economic characteristics that are not clearly and closely related to the host contract, the Second Lien Term Loan, and (ii) are separate, stand-alone instruments with similar terms that would qualify as derivative instruments. As such, the conversion features were bifurcated and accounted for separately from the Second Lien Term Loan. The conversion features are recorded at fair value for each reporting period with changes in fair value included in the Company's condensed consolidated statement of operations for each reporting period.

As of December 31, 2018, the derivative liabilities associated with the Second Lien Term Loan were approximately $2.0 million. On March 5, 2019, the embedded derivative associated with the Second Lien Term Loan was written off against the gain on extinguishment of debt following the March 5, 2019 extinguishment of the Second Lien Term Loan pursuant to the provisions of the 2019 Transaction Agreement (as defined in Note 10 - Long-Term Debt).

Commodity Derivatives

To reduce the impact of fluctuations in oil and natural gas prices on the Company's revenues and to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or modify the future prices to be realized. The derivative contracts may include fixed-for-floating price swaps (whereby, on the settlement date, the Company will receive or pay an amount based on the difference between a pre-determined fixed price and a variable market price for a notional quantity of production), put options (whereby the Company pays a cash premium in order to establish a fixed floor price for a notional quantity of production and, on the settlement date, receives the excess, if any, of the fixed price floor over a variable market price), and costless collars (whereby, on the settlement date, the Company receives the excess, if any, of a variable market price over a fixed floor price up to a fixed ceiling price for a notional quantity of production).

Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations, as well as to meet our obligations under our Revolving Credit Agreement (as defined in Note 10 - Long-Term Debt). It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market makers. All of our derivatives are designated as unsecured. Certain of our derivative counterparties may require the posting of cash collateral under certain conditions. The Company does not enter into derivative contracts for speculative trading purposes.

All of our derivatives are accounted for as mark-to-market activities. Under ASC Topic 815, "Derivatives and Hedging," these instruments are recorded on the Company's condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities by commodity for counterparties where a legal right to such offset exists. Changes in the derivatives' fair values are recognized in current earnings since the Company has elected not to designate its current derivative contracts as cash flow hedges for accounting purposes.

The following table presents the Company's derivative position for the production periods indicated as of March 31, 2019:

Description		Notional Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Positions
Oil Swaps		254	January 2020 - December 2020	$56.21

Basis Swaps (1)		590	April 2019 - December 2019	$(6.57)
Basis Swaps (1)		500	January 2020 - December 2020	$(5.62)

3 Way Collar	Floor sold price (put)	500	April 2019 - December 2019	$45.00
3 Way Collar	Floor purchase price (put)	500	April 2019 - December 2019	$55.00
3 Way Collar	Ceiling sold price (call)	500	April 2019 - December 2019	$70.56

Oil Collar	Floor purchase price (put)	500	April 2019 - December 2019	$51.00
Oil Collar	Ceiling sold price (call)	500	April 2019 - December 2019	$61.82
Oil Collar	Floor purchase price (put)	205	January 2020 - December 2020	$50.00
Oil Collar	Ceiling sold price (call)	205	January 2020 - December 2020	$64.96
Oil Collar	Floor purchase price (put)	371	January 2021 - December 2021	$50.00
Oil Collar	Ceiling sold price (call)	371	January 2021 - December 2021	$59.70

Description		Notional Volume (MMBtus/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Positions
Gas Swaps		7,223	April 2019 - October 2019	$2.75
Gas Swaps		3,046	April 2020 - October 2020	$2.58
Gas Swaps		4,184	January 2021 - March 2021	$2.77

Gas Collar	Floor purchase price (put)	6,921	November 2019 - December 2019	$2.80
Gas Collar	Ceiling sold price (call)	6,921	November 2019 - December 2019	$3.06
Gas Collar	Floor purchase price (put)	6,441	January 2020 - March 2020	$2.80
Gas Collar	Ceiling sold price (call)	6,441	January 2020 - March 2020	$3.06

(1)	The weighted average price under these basis swaps is the fixed price differential between the index prices of Midland WTI and the Cushing WTI.

The table below summarizes the Company's net loss on commodity derivatives for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Unrealized loss on unsettled derivatives	$(8,976)	$(1,131)
Net settlements paid on derivative contracts	(842)	(401)
Net settlements payable on derivative contracts	(759)	(237)
Net loss on commodity derivatives	$(10,577)	$(1,769)

The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company's condensed consolidated balance sheets as of March 31, 2019 and as of December 31, 2018:

	As of March 31, 2019
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
	(In thousands)
Offsetting Derivative Assets:
Current assets	$323	$(323)	$—
Long-term assets	222	(222)	—
Total assets	$545	$(545)	$—
Offsetting Derivative Liabilities:
Current liabilities	$(5,198)	$323	$(4,875)
Long-term commodity derivative liabilities	(3,199)	222	(2,977)
Total liabilities	$(8,397)	$545	$(7,852)

	As of December 31, 2018
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
	(In thousands)
Offsetting Derivative Assets:
Current assets	$4,122	$(1,571)	$2,551
Long-term assets	1,854	(32)	1,822
Total assets	$5,976	$(1,603)	$4,373
Offsetting Derivative Liabilities:
Current liabilities	$(2,086)	$1,571	$(515)
Long-term commodity derivative liabilities	(2,766)	32	(2,734)
Long-term embedded derivative liabilities	(1,965)	—	(1,965)
Total liabilities	$(6,817)	$1,603	$(5,214)

NOTE 9 – LEASES

Lease Recognition

The Company has entered into contractual lease arrangements to rent office space, compressors, drilling rigs and other equipment from third-party lessors. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term. Lease payments included in the measurement of the lease liability include fixed payments and termination penalties or extensions that are reasonably certain to exercise. Variable lease costs associated with leases are recognized when incurred and generally represent maintenance services provided by the lessor, allocable real estate taxes and local sales and business taxes. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense on a straight-line basis over the lease term. The Company does not account for lease components separately from the non-lease components. The Company uses the implicit interest rate when readily determinable; however, most of the Company's lease agreements do not provide an implicit interest rate. As such, for new or modified leases subsequent to January 1, 2019, the Company uses its incremental borrowing rate based on the information available at commencement date of the contract in determining the present value of future lease payments. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for the Company's risk. The operating lease ROU asset also includes any lease incentives received in the recognition of the present value of future lease payments. Certain of the Company's leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease at inception of the contract and records the resulting operating lease asset on the Condensed Consolidated Balance Sheets as an asset in other assets, with offsetting liabilities recorded as a current liability in accrued liabilities and other and long term derivative liabilities and other. The Company recognizes a lease in the consolidated financial statements when the arrangement either explicitly or implicitly involves property or equipment, the contract terms are dependent on the use of the property or equipment, and the Company has the ability or right to operate the property or equipment or to direct others to operate the property or equipment and receives greater than 10% of the economic benefits of the assets. As of March 31, 2019, the Company does not have any financing leases.

Prior periods are not presented as prior period amounts have not been adjusted under the modified retrospective method for the new lease recognition rule. Refer to Note 2 - Summary of Significant Accounting Policies and Estimates for additional information.

As March 31, 2019, the Company's right of use assets and operating lease liabilities were included in the condensed consolidated balance sheets as follows (in thousands):

Right of use assets:
Right of use assets - long-term (1)	$5,537

Lease liabilities:
Lease liabilities - current (2)	$5,571
Lease liabilities - long-term (3)	38
Total lease liabilities	$5,609
(1) Right of use assets - long-term are included in other assets on the condensed consolidated balance sheets.
(2) Lease liabilities - current are included in accrued liabilities and other on the condensed consolidated balance sheets.
(3) Lease liabilities - long-term are included in long-term derivatives instruments and other on the condensed consolidated balance sheets.

Lease costs represent the straight line lease expense of ROU assets, short-term leases, and variable lease costs. For the three months ended March 31, 2019, the components of lease cost were classified as follows (in thousands):

Fixed lease costs	$1,739
Short-term lease costs	57
Variable lease costs	46
Total lease costs	$1,842

Lease Cost included in the Condensed Consolidated Financial Statements
Oil and natural gas properties, full cost method of accounting, net (1)	$1,708
Total lease costs capitalized	1,708

Production costs	26
General and administrative	108
Total lease costs expensed	134
Total lease costs	$1,842
(1) Represents short-term lease capital expenditures related to drilling rigs for the three months ended March 31, 2019.

During the three months ended March 31, 2019, the following cash activities were associated with its leases as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$35
Investing cash flows from operating leases	$1,646

For the three months ended March 31, 2019, lease term and discount rate related to the Company's leases were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years)	0.77
Weighted-average discount rate	5.7%

As of March 31, 2019, minimum future payments, including imputed interest, for long-term operating leases under the scope of ASC 842 are as follows (in thousands):

Year	Amount
2019	$5,649
2020	66
2021	—
2022	—
2023	—
After 2023	—
Less: the effects of discounting	(106)
Present value of lease liabilities	$5,609

As of December 31, 2018, minimum future payments, including imputed interest, for long-term operating leases under the scope of ASC 840 are as follows (in thousands):

Year	Amount
2019	$7,586
2020	66
2021	—
2022	—
2023	—
After 2023	—

NOTE 10 – LONG-TERM DEBT

	March 31, 2019	December 31, 2018
	(In thousands)
8.25% Second Lien Term Loan, due 2021, net of debt issuance costs and debt discount	$—	$82,804
Revolving Credit Agreement, due April 2021	105,000	75,000
Total long-term debt	$105,000	$157,804

Revolving Credit Agreement

On October 10, 2018, Lilis entered into a five-year, $500.0 million senior secured revolving credit agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the "Guarantors"), BMO Harris Bank, N.A., as administrative agent, and the lenders party thereto (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for a senior secured reserve based revolving credit facility with an initial borrowing base of $95.0 million. The borrowing base is subject to semiannual re-determinations in May and November of each year. In December 2018, the borrowing base was increased to $108.0 million in connection with our scheduled borrowing base re-determination, and on March 5, 2019, the Company's borrowing base under the Revolving Credit Agreement was increased from $108.0 million to $125.0 million, as the result of an acceleration of the scheduled May 2019 borrowing base redetermination pursuant to the First Amendment (as defined below). As provided in the First Amendment, the next scheduled borrowing base redetermination will occur on or about July 1, 2019, and thereafter, scheduled redeterminations of the borrowing base will occur semi-annually on or about May 1 and November 1 of each year, beginning on or about November 1, 2019.

Borrowings under the Revolving Credit Agreement bear interest at a floating rate of either LIBOR or a specified base rate plus a margin determined based upon the usage of the borrowing base. The Company is required to pay a commitment fee of 0.5% per annum on any unused portion of the borrowing base. The Company's obligations under the Revolving Credit Agreement are secured by first priority liens on substantially all of the Company's and the Guarantors' assets and are unconditionally guaranteed by each of the Guarantors.

As of March 31, 2019, outstanding borrowings under the Revolving Credit Agreement were $105.0 million leaving

$20.0 million available for future borrowing. Future borrowings may be used to fund working capital requirements, including for the acquisition, exploration and development of oil and gas properties, and for general corporate purposes. The Revolving Credit Agreement also provides for issuance of letters of credit in an aggregate amount up to $5.0 million.

The Company capitalizes certain direct costs associated with the debt issuance under the Revolving Credit Agreement and amortizes such costs over the term of the debt instrument. The deferred financing costs related to the Revolving Credit Agreement are classified in assets. For the three months ended March 31, 2019, the Company amortized debt issuance costs associated with the Revolving Credit Agreement of $0.1 million. As of March 31, 2019, the Company had $0.6 million and $2.0 million of unamortized deferred financing costs in other current assets and non-current assets, respectively. The Company did not have a revolving credit agreement in place during the three months ended March 31, 2018.

The Revolving Credit Agreement matures on October 10, 2023, the fifth anniversary of the closing date. Borrowings under the Revolving Credit Agreement are subject to mandatory repayment in certain circumstances, including upon certain asset sales and debt incurrences or if a borrowing base deficiency occurs. The Company also may voluntarily repay borrowings from time to time and, subject to the borrowing base limitation and other customary conditions, may re-borrow amounts that are voluntarily repaid. Mandatory and voluntary repayments generally will be made without premium or penalty.

The Revolving Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including covenants relating to: maintenance of books and records; financial reporting and notification; compliance with laws; maintenance of properties and insurance; and limitations on incurrence of indebtedness, liens, fundamental changes, international operations, asset sales, certain debt payments and amendments, restrictive agreements, investments, dividends and other restricted payments and hedging. It also requires the Company to maintain a ratio of Total Debt to EBITDAX of not more than 4.00 to 1.00 and a ratio of current assets to current liabilities of not less than 1.00 to 1.00 (as each ratio is set forth in the Revolving Credit Agreement). As of March 31, 2019, the Company was not in compliance with the ratio of current assets to current liabilities as required by the Revolving Credit Agreement due to the acceleration of the development of uncompleted wells that were budgeted for future periods. The Company obtained a waiver from the Lenders and the Administrative Agent on May 6, 2019. Compliance with this ratio in future periods depends on management's ability to increase the Company's working capital through the sale of royalty interests and non-core assets or the ability to access capital markets. The Company engaged a broker for the sale of certain royalty interests and certain prospective buyers have been identified. Management believes the sale of royalty interests will occur in the second quarter of 2019 and will provide sufficient working capital to meet future financial covenants and other obligations as they come due in the ordinary course of business for 12 months following the date these financial statements are issued. The Company also has the ability to access capital markets. If the Company is not able to sell these assets at a price that achieves sufficient working capital or is not able to access capital markets, it may result in non-compliance of debt covenants in future quarterly periods that may result in an event of default under the Revolving Credit Agreement. As of March 31, 2019, the Company was in compliance with all other covenants under the Revolving Credit Agreement.

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

The Revolving Credit Agreement also provides for the Company to have and maintain Swap Agreements (as defined in the Revolving Credit Agreement) in respect of crude oil and natural gas, on not less than 50% of the projected production from the proved reserves classified as Developed Producing Reserves attributable to the oil and natural gas properties of the Company as reflected in the most recently delivered reserve report for a period through at least 24 months after the end of each applicable quarter. For further information on our hedges, see Note 8 - Derivatives.

First Amendment and Waiver to Revolving Credit Agreement

On March 1, 2019, the Company entered into a First Amendment and Waiver (the "First Amendment") to the Revolving Credit Agreement. Among other matters, the First Amendment provided for the acceleration of the scheduled May 2019 redetermination of the borrowing base described above, which became effective on March 5, 2019 upon closing of the transactions contemplated by the 2019 Transaction Agreement (as defined below), including the satisfaction in full, as described below, of the Second Lien Term Loan under the Second Lien Credit Agreement (as defined below). The First Amendment also provides for the July 2019 scheduled redetermination of the borrowing base described above.

In addition, the First Amendment provided for a limited waiver of compliance by the Company with the ratio of Total Debt to EBITDAX covenant in the Revolving Credit Agreement as of December 31, 2018. Further, in connection with the satisfaction in full of the Second Lien Term Loan and the termination of the Second Lien Credit Agreement, the First Amendment amended the maturity date provisions of the Revolving Credit Agreement to eliminate any springing maturity under the Revolving Credit Agreement tied to the maturity of the Second Lien Credit Agreement, resulting in a fixed maturity date under the Revolving Credit Agreement of October 10, 2023. The First Amendment also effected certain other ministerial and conforming amendments to the Revolving Credit Agreement related to the transactions contemplated by the 2019 Transaction Agreement and required payment by the Company to the lenders of customary fees.

Second Amendment and Waiver to Revolving Credit Agreement

On May 6, 2019, the Company entered into a Second Amendment and Waiver (the "Second Amendment") to the Revolving Credit Agreement, pursuant to which, as described above, the requisite required lenders under the Revolving Credit Agreement waived compliance by the Company with the Current Ratio covenant (as defined in the Revolving Credit Agreement) as of March 31, 2019 in exchange for a customary consent fee. Additionally, the Second Amendment provided for a 25 basis point increase in the interest rate margin applicable to loans under the Revolving Credit Agreement if the Company's ratio of Total Debt to EBITDAX is equal to or greater than 3.00 to 1.00. The Second Amendment also provides that if the Company has available cash and cash equivalents (subject to certain carveouts) in excess of $10 million for a period of at least five consecutive business days, then it must prepay the loans under the Revolving Credit Agreement in the amount of such excess.

Second Lien Credit Agreement

On April 26, 2017, the Company entered into a second lien credit agreement (the "Second Lien Credit Agreement"), by and among the Company, certain subsidiaries of the Company, as guarantors, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, consisting of certain private funds affiliated with Värde Partners, Inc. ("Värde"). The Second Lien Credit Agreement provided for convertible loans in an aggregate initial principal amount of up to $125 million in two tranches (together, the "Second Lien Term Loan"). The first tranche consisted of an $80 million term loan, which was fully drawn and funded on April 26, 2017. The second tranche consisted of up to $45 million in delayed-draw term loans, which was fully drawn and funded in October 2017. In November 2017, the Second Lien Credit Agreement was amended to increase the amount available for borrowing under the second tranche of the Second Lien Term Loan by $25 million, and the additional $25 million was fully drawn and funded in November 2017.

Prior to the satisfaction in full of the Second Lien Term Loan and the termination of the Second Lien Credit Agreement on March 5, 2019, as described below, the Second Lien Term Loan bore interest at a rate per annum of 8.25%, compounded quarterly in arrears and payable only in-kind by increasing the principal amount of the loan by the amount of the interest due on each interest payment date, and had a maturity date of April 26, 2021.

Each tranche of the Second Lien Term Loan was separately convertible at any time, in full and not in part, at the option of Värde, as lead lender, as follows: (i) 70% of the principal amount, together with accrued and unpaid interest and the make-whole premium on such principal amount, would convert into a number of shares of the Company's common stock determined by dividing the total of such principal amount, accrued and unpaid interest and make-whole premium by $5.50 (subject to certain customary adjustments, the "Conversion Price"); and (ii) 30% of the principal amount, together with accrued and unpaid interest and the make-whole premium on such principal amount, would convert on a dollar for dollar basis into a new term loan. Additionally, if the closing price of the Company's common stock on the principal exchange on which it was traded had been at least 150% of the Conversion Price then in effect for at least 20 of the 30 immediately preceding trading days, the Company had the option to convert the Second Lien Term Loan, in whole or in part, into a number of shares of its common stock determined by dividing the principal amount to be converted, together with accrued and unpaid interest on such principal amount, by the Conversion Price.

On October 10, 2018, the Company entered into a transaction agreement (the "2018 Transaction Agreement") by and among the Company and certain private funds affiliated with Värde that were lenders under the Second Lien Credit Agreement (collectively, the "Värde Parties"), pursuant to which, among other matters, the Company issued to the Värde Parties (i) an aggregate of 5,952,763 shares of its common stock and (ii) 39,254 shares of a newly created series of preferred stock of the Company, designated as "Series D 8.25% Convertible Participating Preferred Stock", as consideration for the reduction by approximately $56.3 million of the outstanding principal amount of the Second Lien Term Loan under the Second Lien Credit Agreement, together with accrued and unpaid interest and the make-whole amount thereon totaling approximately $11.9 million.

On March 5, 2019, the Company entered into a transaction agreement (the "2019 Transaction Agreement") by and among the Company and the Värde Parties pursuant to which, among other matters, the Company issued to the Värde Parties shares of two new series of its preferred stock and shares of its common stock, as consideration for the termination of the Second Lien

Credit Agreement and the satisfaction in full, in lieu of repayment in cash, of the Second Lien Term Loan. Specifically, in exchange for satisfaction of the outstanding principal amount of the Second Lien Term Loan, accrued and unpaid interest thereon and the make-whole amount totaling approximately $133.6 million (the "Second Lien Exchange Amount"), the Company issued to the Värde Parties:

•
55,000 shares of a newly created series of preferred stock of the Company, designated as "Series F 9.00% Participating Preferred Stock" (the "Series F Preferred Stock"), corresponding to $55 million of the Second Lien Exchange Amount based on the aggregate initial Stated Value (as defined in Note 13 - Preferred Stock) of the shares of Series F Preferred Stock;

•
an aggregate of 60,000 shares of a newly created series of preferred stock of the Company, designated as "Series E 8.25% Convertible Participating Preferred Stock" (the "Series E Preferred Stock"), corresponding to $60 million of the Second Lien Exchange Amount based on the aggregate initial Stated Value (as defined in Note 13 - Preferred Stock) of the shares of Series E Preferred Stock; and

•
9,891,638 shares of common stock, corresponding to approximately $18.6 million of the Second Lien Exchange Amount, based on the closing price of the Company's common stock on the NYSE American on March 4, 2019 of $1.88.

Subsequent to this transaction, the Company's long-term debt consists solely of borrowings under the Revolving Credit Agreement.

As a result of the satisfaction in full of the Second Lien Term Loan pursuant to the 2019 Transaction Agreement, the Company recorded a gain on extinguishment of debt of $7.1 million in the three months ended March 31, 2019, which was recorded as an increase in additional paid in capital due to the Värde Parties, being existing shareholders of the Company.

Interest Expense

The components of interest expense are as follows (in thousands) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Interest on debt	$1,441	$1,462
Paid-in-kind interest on term loans	1,590	3,168
Amortization of debt financing costs	140	618
Amortization of discount on term loans	1,657	3,841
Total	$4,828	$9,089

NOTE 11 - LONG-TERM DEFERRED REVENUE LIABILITIES

SCM Water LLC's Option to Exercise Purchase of Salt Water Disposal Assets

In July 2018, the Company entered into a water gathering and disposal agreement and a contract operating and right of first refusal agreement with SCM Water, LLC ("SCM Water"), a subsidiary of Salt Creek Midstream, LLC ("SCM"). The water gathering agreement complements the Company's existing water disposal infrastructure, and the Company has reserved the right to recycle its produced water. SCM Water will commence, upon receipt of regulatory approval, to build out new gathering and disposal infrastructure to all of the Company's current and future well locations in Lea County, New Mexico, and Winkler County, Texas. All future capital expenditures to construct, maintain and operate the water gathering system will be fully funded by SCM Water and will be designed to accommodate all water produced by the Company's operations. Pursuant to the contract operating agreement, the Company will act as contract operator of SCM Water's salt water disposal wells.

Additionally, the Company has sold to SCM Water an option to acquire the Company's existing water infrastructure, a system which is comprised of approximately 14 miles of pipeline and one SWD well for cash consideration upon closing, with additional payments based on reaching certain milestones. The Company is actively working on permitting additional SWD well locations. The Company anticipates that the majority of its water will eventually be disposed of through the future SCM Water system at a competitive gathering rate under the agreement. Total cash consideration for the water gathering and disposal infrastructure is $20.0 million. On July 25, 2018, the Company received an upfront non-refundable payment of $10.0 million for the option to acquire its existing water infrastructure for the firm transportation and pricing for crude oil and $5.0 million for a prefunded drilling bonus. Additionally, the Company received $2.5 million on October 1, 2018 as a bonus for the grant of area right-of-way/easement, and the water gathering agreement provided the Company would receive an additional $2.5 million bonus upon hitting the target of 40,000 barrels per day of produced water.

On March 7, 2019, SCM Water exercised its option to purchase the Company's existing water infrastructure. The Company determined that approximately $11.7 million of the upfront payments were attributable to the sale of the water infrastructure and recorded the exercise of the option as a reduction of deferred liabilities and a reduction of oil and gas properties.

On March 11, 2019, the Company, SCM Water, and ARM Energy Management, LLC ("ARM"), a related company to SCM Water, agreed to amend the terms of previously negotiated water gathering and disposal agreement and entered into a new crude oil sales contract (See Note 3 - Revenue and Note 19 - Commitments and Contingencies). Under the terms of such agreements, the Company agreed to an increase in salt water disposal rates in exchange for more favorable pricing differentials on the crude oil sales contract, modification on the minimum quantities of crude oil required under the crude oil sales contract, an upfront payment of $2.5 million and the elimination of the potential bonus for hitting a target of 40,000 barrels of produced water per day. The Company determined that the upfront $2.5 million payment was primarily attributable to the crude oil sales contract, and the Company recorded the $2.5 million payment as deferred revenues and will recognize it in income ratably as the crude oil is sold.

Crude Oil Gathering Agreement and Option Agreement

On May 21, 2018, the Company entered into a crude oil gathering agreement and option agreement with SCM. The crude oil gathering agreement (the "Gathering Agreement") enables SCM to (i) design, engineer, and construct a gathering system which will provide gathering services for the Company's crude oil under a tariff arrangement and (ii) gather the Company's crude oil on the gathering system in certain production areas located in Winkler and Loving Counties, Texas and Lea County, New Mexico. Construction of the gathering system has commenced and is expected to be completed in May 2019. The Gathering Agreement has a term of 12 years that automatically renews on a year to year basis until terminated by either party.
SCM and the Company also entered into an option agreement (the "Option Agreement") whereby the Company granted an option to SCM to provide certain midstream services related to natural gas in Winkler and Loving Counties, Texas and Lea County, New Mexico, subject to the expiration and terms of the Company's existing gas agreement. The Option Agreement has a term commencing May 21, 2018 and terminating January 1, 2027, pursuant to its one-time option. As consideration for this option, the Company received a one-time of payment $35.0 million which was recorded in long-term deferred revenue.
NOTE 12 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and 2018, the Company was engaged in the following transactions with certain related parties:

		Three Months Ended March 31,
Related Party	Transactions	2019	2018
		(In thousands)
Directors and Officers:
Värde Partners, Inc. (1)	The Company acquired oil and natural gas interests from VPD, an affiliate of Värde	$—	$10,611
	Receivable balance outstanding as of March 31, 2019 for operating costs associated with VPD’s producing wells	132	—
	Total:	$132	$10,611

(1) Värde was the lead lender in the Company’s Second Lien Term Loan (see Note 10 - Long-Term Debt), a major stockholder and also participated in the issuances of various Preferred Stock transactions in 2018 and during the three months ended March 31, 2019 (see Note 13 - Preferred Stock).

Additionally, on March 5, 2019, pursuant to the 2019 Transaction Agreement and a related payoff letter, the Company agreed to issue to the Värde Parties shares of two new series of its preferred stock and shares of its common stock, as consideration for the termination of the Second Lien Credit Agreement with the Värde Parties and the satisfaction in full, in lieu of repayment in cash, of the Second Lien Term Loan under the Second Lien Credit Agreement. See Note 10 - Long-Term Debt and Note 13 - Preferred Stock for additional information.

NOTE 13 - PREFERRED STOCK

Preferred Stock Issuances

On January 30, 2018, the Company entered into a Securities Purchase Agreement by and among the Company and the Värde Parties, pursuant to which, on January 31, 2019, the Company issued and sold to the Värde Parties 100,000 shares of a newly created series of preferred stock of the Company, designated as "Series C 9.75% Convertible Participating Preferred Stock" for a purchase price of $1,000 per share, or an aggregate of $100.0 million. The Series C 9.75% Convertible Participating Preferred Stock was subsequently re-designated as "Series C-1 9.75% Convertible Participating Preferred Stock" in connection with the transactions contemplated by the 2018 Transaction Agreement (as defined in Note 10 - Long-Term Debt) and as "Series C-1 9.75% Participating Preferred Stock" in connection with the transactions contemplated by the 2019 Transaction Agreement (as defined in Note 10 - Long-Term Debt) (as re-designated, the "Series C-1 Preferred Stock").

Pursuant to the 2018 Transaction Agreement, on October 10, 2018, the Company issued and sold to the Värde Parties 25,000 shares of a newly created series of the Company's preferred stock designated as "Series C-2 9.75% Convertible Participating Preferred Stock" for a purchase price of $1,000 per share, or an aggregate of $25.0 million. The Series C-2 9.75% Convertible Participating Preferred Stock was subsequently re-designated as "Series C-2 9.75% Participating Preferred Stock" in connection with the transactions contemplated by the 2019 Transaction Agreement (as re-designated, the "Series C-2 Preferred Stock" and, together with the Series C-1 Preferred Stock, the "Series C Preferred Stock"). Also pursuant to the 2018 Transaction Agreement, on October 10, 2018, the Company issued to the Värde Parties 39,254 shares of its Series D 8.25% Convertible Participating Preferred Stock. The Series D 8.25% Convertible Participating Preferred Stock was subsequently re-designated as "Series D 8.25% Participating Preferred Stock" in connection with the transactions contemplated by the 2019 Transaction Agreement (as re-designated, the "Series D Preferred Stock").

Pursuant to the 2019 Transaction Agreement, on March 5, 2019, the Company issued to the Värde Parties (i) 60,000 shares of its Series E Preferred Stock and (ii) 55,000 shares of its Series F Preferred Stock.

Additionally, pursuant to the 2019 Transaction Agreement, on March 5, 2019, the Company issued to the Värde Parties an aggregate of 7,750,000 shares of its common stock, as consideration for the Värde Parties' consent to the amendment of the terms of the Series C Preferred Stock and the Series D Preferred Stock to, among other things, eliminate the convertibility and voting rights of the Series C Preferred Stock and the Series D Preferred Stock. As a result of the transactions effected under the 2019 Transaction Agreement, the potential dilution of the Company's common stockholders resulting from the conversion of convertible debt and convertible preferred stock was reduced from approximately 53.5 million shares of common stock (related to the Second Lien Term Loan, the Series C Preferred Stock and the Series D Preferred Stock) to approximately 24.0 million shares of common stock (related to the Series E Preferred Stock). Other than the Series E Preferred Stock, the Company has no convertible debt or convertible preferred stock outstanding following the closing of the transactions contemplated by the 2019 Transaction Agreement. The amendments to the terms of the Series C Preferred Stock also fixed the redemption price payable by the Company in connection with a redemption of the Series C Preferred Stock at price per share equal to (i) the Stated Value (as defined in the certificate of designation for the Series C Preferred Stock) multiplied by 125.0% plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof. Prior to the amendments, the percentage specified in clause (i) above would have increased to 130.0% for a redemption of the Series C Preferred Stock effected after December 31, 2019.

As of March 31, 2019, the Company accounted for the Series C, D, E and F Preferred Stock at its initial fair value at closing of the 2019 Transaction Agreement, plus cumulative paid-in-kind dividends accrued subsequent to the closing of the transactions contemplated by the 2019 Transaction Agreement, under mezzanine equity in the consolidated balance sheet. The components of each series of preferred stock are summarized in the table below:

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
	(In thousands, except shares)
Balance, January 1, 2019	125,000	$132,296	39,254	$40,729	—	$—	—	$—
Change in carrying value due to modification	—	(46,633)	—	(15,057)	—	—	—	—
Issuance of Preferred Stock in extinguishment of debt	—	—	—	—	60,000	62,115	55,000	46,682
Paid-in-kind dividends	—	3,252	—	831	—	371	—	371
Balance, March 31, 2019	125,000	$88,915	39,254	$26,503	60,000	$62,486	55,000	$47,053

Description of the Series E Preferred Stock and Series F Preferred Stock

Ranking. The Series F Preferred Stock ranks senior to all of the other series of preferred stock of the Company, and the Series E Preferred Stock ranks senior to the Series D Preferred Stock and the Series C Preferred Stock, in each case with respect to dividends and rights on the liquidation, dissolution or winding up of the Company.

Stated Value. The Series E Preferred Stock and the Series F Preferred Stock have an initial per share stated value of $1,000, subject to increase in connection with the payment of dividends in kind as described below (the "Stated Value").
Dividends. Holders of the Series E Preferred Stock and Series F Preferred Stock are entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing April 1, 2019, at an annual rate of 8.25% of the Stated Value for the Series E Preferred Stock and at an annual rate of 9.00% of the Stated Value for the Series F Preferred Stock. However, if, on any dividend payment date occurring after April 26, 2021, dividends due on such dividend payment date on the Series E Preferred Stock or the Series F Preferred Stock are not paid in full in cash, the annual dividend rate for the dividends due on such dividend payment date (but not for any future dividend payment date on which dividends are paid in full in cash) will be 9.25% on the Series E Preferred Stock and 10.00% on the Series F Preferred Stock. Dividends are payable, at the Company's option, (i) in cash, (ii) in kind by increasing the Stated Value by the amount per share of the dividend or (iii) in a combination thereof.

In addition to these cumulative preferential dividends, holders of the Series E Preferred Stock and Series F Preferred Stock are entitled to participate in dividends paid on the Company's common stock. For holders of the Series E Preferred Stock, such participation will be based on the number of shares of common stock such holders would have owned if all shares of Series E Preferred Stock had been converted to common stock at the Conversion Rate (as defined below) then in effect. For holders of the Series F Preferred Stock, such participation will be based on the dividends such holders would have received if, immediately prior to the applicable record date, each outstanding share of Series F Preferred Stock had been converted into a number of shares of common stock equal to the Series F Optional Redemption Price (as defined below) divided by $7.00, subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding common stock (regardless of the fact that shares of the Series F Preferred Stock are not convertible into common stock).

Optional Redemption. Subject to the limitations described below and certain additional limitations on partial redemptions, the Company has the right to redeem the Series E Preferred Stock, in whole or in part at a price per share equal to (i) the Stated Value then in effect multiplied by (A) 110% if the optional redemption date occurs on or prior to March 5, 2020, (B) 105% if the optional redemption date occurs after March 5, 2020 and on or prior to March 5, 2021 and (C) 100% if the optional redemption date occurs after March 5, 2021, plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof (the "Series E Optional Redemption Price"). However, for any optional redemption effected in connection with or following a Change of Control (as defined in the Series E Certificate of Designation) or any mandatory redemption in connection with a Change of Control as described below, the Series E Optional Redemption Price will be calculated under clause (C) above, regardless of when the redemption or Change of Control occurs.
Except in the case of a Change of Control Redemption (as defined in the Series E Certificate of Designation), the Company may not effect an optional redemption of the Series E Preferred Stock unless:

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
The Company has the right to redeem the Series F Preferred Stock, in whole or in part (subject to certain limitations on partial redemptions), at a price per share equal to (i) the Stated Value then in effect, multiplied by 115.0%, plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof (the "Series F Optional Redemption Price").
The Series F Preferred Stock is not redeemable at the option of the holders except in connection with a Change of Control as described below and is perpetual unless converted or redeemed in accordance with the Series F Certificate of Designation.
Conversion. Each share of the Series E Preferred Stock is convertible at any time at the option of the holder into the number of shares of common stock equal to (i) the applicable Series E Optional Redemption Price that would have been received by the Holder upon the redemption of the applicable shares of Series E Preferred Stock as of the Conversion Date (as defined in the Series E Certificate of Designation) divided by (ii) the Conversion Price (as defined below) (the "Conversion Rate"). However, for purposes of determining the Conversion Rate, the Series E Optional Redemption Price will be calculated on the basis applicable to an optional redemption occurring after March 5, 2021 (i.e., multiplying the Stated Value by 100.0%), regardless of the timing or circumstances of the conversion. The "Conversion Price" for the Series E Preferred Stock is $2.50, subject to adjustment as described below. The Conversion Price will be subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding common stock. Additionally, the Conversion Price will be adjusted, based on a broad-based weighted average formula, if the Company issues, or is deemed to issue, additional shares of common stock for consideration per share that is less than the Conversion Price then in effect, subject to certain exceptions and to the Share Cap (as defined below).
To comply with rules of the NYSE American, the Series E Certificate of Designation provides that the number of shares of common stock issuable on conversion of a share of Series E Preferred Stock may not exceed the Stated Value divided by $1.88 (which was the closing price of the common stock on the NYSE American on March 4, 2019) (the "Share Cap"), subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding common stock (such price, as so adjusted, the "Initial Market Price"), prior to the receipt of stockholder approval of the issuance of shares of common stock in excess of the Share Cap upon conversion of shares of Series E Preferred Stock. The 2019 Transaction Agreement requires the Company to seek such shareholder approval at its next annual meeting of shareholders. Accordingly, the Company intends to seek such shareholder approval at its 2019 annual meeting of shareholders
The Company does not have the right to force the conversion of shares of the Series E Preferred Stock based on the trading price of the common stock or otherwise.
The Series F Preferred Stock is not convertible into common stock.

Change of Control. Upon the occurrence of a Change of Control (as defined in the Series E Certificate of Designation and the Series F Certificate of Designation), each holder of shares of the Series E Preferred Stock and Series F Preferred Stock will have the option to: (i) cause the Company to redeem all of such holder's shares of Series E Preferred Stock or Series F Preferred Stock for cash in an amount per share equal to the applicable Optional Redemption Price; (ii) in the case of the Series E Preferred Stock, convert all of such holder's shares of Series E Preferred Stock into common stock at the Conversion Rate; or (iii) continue to hold such holder's shares of Series E Preferred Stock or Series F Preferred Stock, subject to the Company's or its successor's optional redemption rights described above and, in the case of the Series E Preferred Stock, subject to any adjustments to the Conversion Price or the number and kind of securities or other property issuable upon conversion resulting from the Change of Control.
Liquidation Preference. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Series F Preferred Stock will be entitled to receive, prior to any distributions on the Series E Preferred Stock, the Series D Preferred Stock, the Series C Preferred Stock, the common stock or other capital stock of the Company ranking junior to the Series F Preferred Stock, an amount per share equal to the greater of (i) the Series F Optional Redemption Price then in effect and (ii) the proceeds the holders of Series F Preferred Stock would be entitled to receive if, immediately prior to the payment of such amount, each then-outstanding share of the Series F Preferred Stock had been converted into a number of shares of common stock equal to the Series F Optional Redemption Price divided by the Participation Price (as defined in the certificate of designation for the Series F Preferred Stock), regardless of the fact that shares of the Series F Preferred Stock are not convertible into common stock.
Upon any liquidation, dissolution or winding up of the Company, holders of shares of Series E Preferred Stock will be entitled to receive, after any distributions on the Series F Preferred Stock and prior to any distributions on the Series D Preferred Stock, the Series C Preferred Stock, the common stock or other capital stock of the Company ranking junior to the Series E Preferred Stock, an amount per share of Series E Preferred Stock equal to the greater of (i) the Series E Optional Redemption Price then in effect and (ii) the amount such holder would receive in respect of the number of shares of common stock into which such share of Series E Preferred Stock is then convertible.
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
The Series F Certificate of Designation provides that holders of the Series F Preferred Stock have the right, voting separately as a class, to designate one member of the Board for as long as the aggregate Stated Value of all outstanding shares of the Series F Preferred Stock is at least equal to $13.8 million.
Voting Rights. In addition to the Board designation rights described above, holders of Series E Preferred Stock are entitled to vote with the holders of the common stock, as a single class, on all matters submitted for a vote of holders of the common stock. When voting together with the common stock, each share of Series E Preferred Stock will entitle the holder to a number of votes equal to the applicable Stated Value as of the applicable record date or other determination date divided by the greater of (i) the then-applicable Conversion Price and (ii) the then-applicable Initial Market Price.
Holders of shares of Series F Preferred Stock are not entitled to vote with the holders of the common stock as a single class on any matter.

Negative Covenants. The Series E Certificate of Designation and Series F Certificate of Designation contain customary negative covenants.
Transfer Restrictions. Shares of Series E Preferred Stock and Series F Preferred Stock and shares of common stock issued on conversion of shares of Series E Preferred Stock may not be transferred by the holder of such shares, other than to an affiliate of such holder, prior to September 5, 2019. After September 5, 2019, such shares will be freely transferable, subject to applicable securities laws.

NOTE 14 - STOCKHOLDERS' EQUITY

Issuance of Common Stock

On March 5, 2019, pursuant to the 2019 Transaction Agreement, as (i) partial consideration for the satisfaction in full of the Second Lien Term Loan as discussed in Note 10 - Long-Term Debt and (ii) consideration for the amendment of the terms of the Series C Preferred Stock and the Series D Preferred Stock as discussed in Note 13 - Preferred Stock, the Company issued an aggregate of 17,641,638 shares of the Company's common stock, par value $0.0001 per share.

Warrants

The following table provides a summary of the Company's warrant activity for the three months ended March 31, 2019:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2019	5,017,329	$3.83
Forfeited or expired	(615,000)	$3.63
Outstanding at March 31, 2019	4,402,329	$3.86

NOTE 15 - SHARE BASED AND OTHER COMPENSATION

For the three months ended March 31, 2019 and 2018, the Company's share-based compensation consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share based compensation expensed	$391	$3,254	$3,645	$837	$2,194	$3,031
Unrecognized share-based compensation costs	$294	$5,056	$5,351	$2,342	$4,990	$7,332
Weighted average amortization period remaining (in years)	0.32	0.73		0.56	0.67

Restricted Stock

A summary of restricted stock grant activity pursuant to the Lilis 2012 Omnibus Incentive Plan (the "2012 Plan") and the 2016 Omnibus Incentive Plan (the "2016 Plan") for the three months ended March 31, 2019, is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2019	953,584	$4.85
Granted	2,379,431	$1.20
Vested and issued	(877,282)	$2.01
Forfeited or canceled (1)	(165,183)	$2.04
Outstanding at March 31, 2019	2,290,550	$3.16
(1) Forfeitures are accounted for as and when incurred.

Stock Options

A summary of stock option activity pursuant to the 2016 Plan for the three months ended March 31, 2019, is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	5,031,578	$3.81	5,035,317	7.9
Granted	135,000	$2.17
Exercised	—	$—
Forfeited or canceled (1)	(667,478)	$1.44
Outstanding at March 31, 2019	4,499,100	$4.12	4,085,967	7.8
(1) Forfeitures are accounted for as and when incurred.

During the three months ended March 31, 2019, options to purchase 135,000 shares of the Company's common stock were granted under the 2016 Plan. The weighted average fair value of these options was $1.47 utilizing the weighted average expected term of 10 years, expected volatility of 30%, no expected dividends, and risk free interest rate of 2.67%.

NOTE 16 - INCOME (LOSS) PER COMMON SHARE

The following table shows the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(22,692)	$12,246
Dividends on preferred stock	(4,825)	(1,652)
Unallocated net income (loss)	$(27,517)	$10,594

Numerator for basic earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(27,517)	$7,775
Net income attributable to preferred stockholders	—	4,471
Allocated net income (loss)	$(27,517)	$12,246

Denominator for basic earnings (loss) per share:
Basic weighted average common shares outstanding	77,916,448	54,702,617
Basic weighted average number of common shares outstanding for if-converted participating preferred stock	—	19,829,268

Net income (loss) per share:
Basic attributable to common stockholders	$(0.35)	$0.14
Attributable to if-converted preferred stockholders	$—	$0.22

Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(27,517)	$7,775
Add: interest expense on convertible Second Lien Term Loan	—	7,045
Less: gain on fair value change of embedded derivatives associated with Second Lien Term Loan	—	(28,388)
Net loss attributable to common stockholders	$(27,517)	$(13,568)

Denominator for diluted net loss per share:
Basic weighted average common shares outstanding	77,916,448	54,702,617
Dilution effect of if-converted Second Lien Term Loan	—	23,799,580
Diluted weighted average common shares outstanding	77,916,448	78,502,197

Net loss per share - diluted:
Common shares (diluted)	$(0.35)	$(0.17)

The Company excluded the following shares from the diluted loss per share calculations above because they were anti-dilutive at March 31, 2019 and 2018:

	March 31,
	2019	2018
Stock Options	4,499,100	6,655,500
Restricted Stock Units	—	3,333
Series C Preferred Stock	—	19,829,268
Series E Preferred Stock	18,623,868	—
Stock Purchase Warrants	4,402,329	11,837,613
	27,525,297	38,325,714

NOTE 17 - SUPPLEMENTAL NON-CASH TRANSACTIONS

The following table presents the supplemental disclosure of cash flow information for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Non-cash investing and financing activities excluded from the statement of cash flows:
Issued shares of common stock and preferred stock upon extinguishment of debt and modification of Series C Preferred Stock and Series D Preferred Stock	$141,787	$—
Common stock issued for acquisition of oil and gas properties	$—	$24,778
Deferred revenue realized upon purchase option exercise	$11,700	$—
Change in capital expenditures for drilling costs in accrued liabilities	$6,211	$16,699
Accrued cumulative paid in kind dividends on preferred stock	$4,824	$—
Change in asset retirement obligations	$47	$—

NOTE 18 – SEGMENT INFORMATION

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Firm Oil Takeaway and Pricing Agreement

On August 2, 2018, the Company executed a five-year agreement with SCM Crude, LLC, an affiliate of SCM, to secure firm takeaway pipeline capacity and pricing on a long-haul pipeline to the Gulf Coast region commencing July 1, 2019. On March 11, 2019, the agreement was replaced with a 5-year agreement between the Company and ARM, a related company to SCM. The new agreement accelerated the start date to March 2019 and guarantees firm takeaway capacity on a long-haul pipeline to Corpus Christi, Texas, once completed, at a specified price. Under the terms of the new contract, the Company received more favorable pricing differentials on the crude oil sales contract and the minimum quantities of crude oil required were modified as follows:

Date	Quantity (Barrels per Day)
March 2019 - June 2019	5,000
July 2019 - December 2019	4,000
January 2020 - June 2020	5,000
July 2020 - June 2021	6,000
July 2021 - December 2024 (1)	7,500
(1) Extending to the later of December 2024 or 5 years from the EPIC Crude Oil pipeline in-service date (no later than June 2025).

Further, ARM has agreed to purchase crude from the Company based upon Magellan East Houston pricing with a fixed "differential basis," providing price relief versus current market conditions.

Environmental and Governmental Regulation

As of March 31, 2019, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and natural gas industry are extensively regulated by federal, state, and local governments and regulatory agencies in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, and various other matters including taxation. Oil and natural gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of March 31, 2019, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect on the financial condition of the Company.

Legal Proceedings

The Company may from time to time be involved in various legal actions arising in the ordinary course of business. In the opinion of management, the Company's liability, if any, in these pending actions would not have a material adverse effect on the financial position of the Company. The Company's general and administrative expenses would include amounts incurred to resolve claims made against the Company.

The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.

NOTE 20 - SUBSEQUENT EVENTS

As described in Note 10 - Long-Term Debt, on May 6, 2019, the Company entered into a Second Amendment and Waiver (the "Second Amendment") to its Revolving Credit Agreement, pursuant to which the lenders under the Revolving Credit Agreement waived compliance by the Company with the Current Ratio covenant (as defined in the Revolving Credit Agreement) as of March 31, 2019. Additionally, the Second Amendment provided for a 25 basis point increase in the interest rate margin applicable to loans under the Revolving Credit Agreement if the Company's ratio of Total Debt to EBITDAX (each as defined in the Revolving Credit Agreement) is equal to or greater than 3.00 to 1.00 and required payment by the Company to the lenders of customary fees. The Second Amendment also provides that if the Company has available cash and cash equivalents (subject to certain carveouts) in excess of $10 million for a period of at least five consecutive business days, then it must prepay the loans under the Revolving Credit Agreement in the amount of such excess.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report, as well as the unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Item "1A. Risk Factors." in our Annual Report.

Overview

We are a Permian Basin focused company engaged in the exploration, production, development, and acquisition of oil, natural gas, and NGLs, with all of our properties and operations in the Delaware Basin. Our focus is on the production of crude oil and NGLs ("Liquids"). In each of the past two years, over 90% of our revenues have been generated from the sale of Liquids. We have a largely contiguous acreage position with significant stacked-pay potential, which we believe includes at least five to seven productive zones and approximately 1,200 future drilling locations.
Our focus is growing our Company and increasing value to our stockholders by generating cash flow from our existing acreage base, as well as through delineation of our acreage and future acquisitions, acreage exchanges and organic leasing.
First Quarter 2019 Operational and Financial Highlights

•
Increased our net sales production volumes by 75% to 6,058 BOE/d (including a 52% increase in crude oil production to 3,530 BOE/d) for the quarter ended March 31, 2019, as compared to same period in 2018;

•
Reduced our crude transportation costs from approximately $5.15 per Bbl at December 31, 2018, to approximately $0.75 per Bbl in March 2019 through continued focus on improvements in our infrastructure and sale agreements. As a result, realized pricing for March was 93% of WTI, an approximate $16.50 per barrel improvement in our realized oil price as compared to January;

•	Our sales volumes were 72% Liquids, including 58% crude oil, for the quarter ended March 31, 2019;

•
Reduced our salt water disposal costs from approximately $4.43 per BOE for the three months ended March 31, 2018, to approximately $2.98 per BOE as of March 2019 through continued improvements in our infrastructure and sales agreements;

•
The Company had six drilled but uncompleted ("DUC") wells at year-end 2018. The Oso #1H was placed on production during the first quarter and two additional DUC wells, the Haley #1H and Haley #2H, were completed in early April. These three wells and completion of the three remaining DUC wells in the second quarter of 2019 are expected to significantly impact 2019 results. Additional production from these six DUC wells will further impact 2019 results due to the benefits of our newly effective crude oil transportation contracts;

•
Increased our March 31, 2019 proved reserves by 298% as compared to March 31, 2018 proved reserves. Our proved reserves at March 31, 2019 were approximately 44 MMBOE with 68% of our proved reserves comprised of Liquids (51% oil and 17% NGLs);

•
Improved our capital structure through the exchange and conversion of our outstanding Second Lien Term Loan under our Second Lien Credit Agreement to a combination of two newly created series of preferred stock (Series E Preferred Stock and Series F Preferred Stock) and common stock, which has significantly decreased our indebtedness by approximately $113.2 million and eliminated scheduled principal repayments on our indebtedness until 2023;

•
Eliminated the conversion features and voting rights on our existing Series C Preferred Stock and Series D Preferred Stock and reduced the redemption premium for our Series C Preferred Stock, along with the extinguishment of the Second Lien Term Loan, which resulted in an increase in equity of $7.1 million and a net reduction in our fully diluted share count by 9% to approximately 115 million shares; and

•
Realized a 16% increase in our borrowing base from $108 million to $125 million on March 5, 2019, during our accelerated borrowing base redetermination as a result of the elimination of the Second Lien Credit Agreement.

Results of Operations – For the Three Months Ended March 31, 2019 and 2018

During the three months ended March 31, 2019, we successfully brought online our fourth Wolfcamp A horizontal well. As of March 31, 2019, we have production flowing from 25 horizontal wells and 14 legacy vertical wells.

Current Operations Update

The Company had six DUC wells at year-end 2018. During the first quarter of 2019, the Oso #1H, was placed in production. The Haley #1H and Haley #2H were completed in early April. Both Haley wells utilized a new tandem completion technology.

Below is the status of our wells that are currently in flowback, completion or drilling stages as of March 31, 2019:

Flowback:

•	Oso #1H - Target: Upper WC A

Completing:

•	Haley #1H - Target: Lower WC A

•	Haley #2H - Target: Upper WC A

•	NE Axis #2H - Target: Lower WC A. Frac completed, 43 stages, 1.5 mile lateral

•	NW Axis #2H - Target: Lower WC A.

•	Kudu A #2H - Target: Lower WC B. To be zipper frac stimulated, when Kudu B #2H is drilled and cased, will be a dual frac completion with the Kudu B #2H

•	Ox #1H - Target: Upper WC B.

Drilling:

•	Kudu B #2H - Target: Upper WC B. Setting 2nd intermediate at 12,529 ft MD, on schedule for TD of 20,496 ft MD

Oil, Natural Gas and NGL Sales

The following table sets forth selected revenue and sales volume data for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Variance	%
Net sales volume:
Oil (Bbl)	$317,669	$208,439	$109,230	52%
Natural gas (Mcf)	918,607	414,032	504,575	122%
NGL (Bbl)	74,446	34,438	40,008	116%
Total (BOE)	545,217	311,882	233,335	75%
Average daily sales volume (BOE/d)	6,058	3,465	2,593	75%
Average realized sales price:
Oil ($/Bbl)	46.28	60.40	(14.12)	(23)%
Natural gas ($/Mcf)	1.66	2.15	(0.49)	(23)%
NGL ($/Bbl)	19.75	26.60	(6.85)	(26)%
Total ($/BOE)	32.46	46.16	(13.70)	(30)%
Oil, natural gas and NGL revenues (in thousands):
Oil revenue	14,701	12,589	2,112	17%
Natural gas revenue	1,526	890	636	71%
NGL revenue	1,470	916	554	61%
Total revenue	$17,697	$14,395	$3,302	23%

Sales Volumes and Revenues

Total sales volume increased 75% to 545,217 BOE during the three months ended March 31, 2019, compared to 311,882 BOE during the same period in 2018, an increase of 233,335 BOE due to an additional 13 wells being placed on production since the first quarter of 2018. Total revenue increased $3.3 million to $17.7 million for the three months ended March 31, 2019, as compared to $14.4 million for the three months ended March 31, 2018, representing a 23% increase, which is primarily attributable to increased sales volumes. The revenue from increased sales volumes was partially offset by lower realized prices for the three-month period ended March 31, 2019, as compared to the three-month period ended March 31, 2018.

Operating Expenses

The following table shows a comparison of operating expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Variance	%
Operating Expenses per BOE:
Production costs	$8.74	$10.46	$(1.72)	(16)%
Gathering, processing and transportation	2.16	1.48	0.68	46%
Production taxes	1.66	2.73	(1.07)	(39)%
General and administrative	17.75	33.55	(15.80)	(47)%
Depreciation, depletion, amortization and accretion	14.95	14.88	0.07	—%
Total operating expenses per BOE	$45.26	$63.10	$(17.84)	(28)%

Operating Expenses:
Production costs	$4,764	$3,263	$1,502	46%
Gathering, processing and transportation	1,178	462	716	155%
Production taxes	906	850	56	7%
General and administrative	9,679	10,464	(785)	(8)%
Depreciation, depletion, amortization and accretion	8,153	4,641	3,512	76%
Total Operating Expenses	$24,680	$19,680	$5,000	25%

Production Costs

Production costs increased by $1.5 million, or 46%, to $4.8 million for the three months ended March 31, 2019, compared to $3.3 million for the three months ended March 31, 2018, primarily due to an increase in production volumes. Our production costs on a per BOE basis decreased by $1.72, or 16%, from $10.46 per BOE for the three months ended March 31, 2018 to $8.74 for the three months ended March 31, 2019. The decreased production costs per BOE are reflective of higher product sales relative to saltwater disposal costs and pumper fees, particularly due to the saltwater disposal agreement which lowered costs beginning in March 2019. Our productions costs excluding workover costs were $7.26 per BOE for the three months ended March 31, 2019 as compared to $10.06 per BOE for the three months ended March 31, 2018.

Gathering, Processing and Transportation

Gathering, processing and transportation costs related to natural gas sales increased by $0.7 million to $1.2 million for the three months ended March 31, 2019, compared to $0.5 million during the same period in 2018. This cost increase was primarily the result of higher natural gas and NGL sales volumes. The cost on a per BOE basis increased from $1.48 for the three months ended March 31, 2018 to $2.16 for the three months ended March 31, 2019, primarily due to the higher proportion of natural gas and NGL products in the BOE mix, making up 42% of total BOE during the three months ended March 31, 2019, compared to the 33% total BOE in the year ago period.

Production Taxes

Production taxes remained steady at $0.9 million for the three months ended March 31, 2019, compared to $0.9 million for the same period in 2018. On a per BOE basis, production taxes of $1.66 per BOE for the three months ended March 31, 2019, represent a 39% decrease from the $2.73 per BOE for the three months ended March 31, 2018, due to 10 additional wells located in Texas that came online since March 31, 2018, and 2 new wells in New Mexico. Sales of production from New Mexico wells previously made up a larger proportion of total sales and are subject to higher tax rates than sales in Texas.

 General and Administrative Expenses

General and administrative expenses ("G&A") decreased by $0.8 million to $9.7 million for the three months ended March 31, 2019, as compared to $10.5 million for the three months ended March 31, 2018. The decrease of $0.8 million in G&A was primarily attributable to a decrease of $1.5 million in payroll expenses that resulted from nonrecurring severance payments made in 2018 partially offset by an increase of $0.6 million in stock-based compensation expense for the 2019 quarter.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, and amortization ("DD&A") was $8.2 million during the three months ended March 31, 2019, compared to $4.6 million during the three months ended March 31, 2018, an increase of $3.5 million, or 76%. DD&A expense increased due to a sales volume increase of 233,335 BOE or 75% from 311,882 BOE during the three months ended March 31, 2018 to 545,217 BOE during the three months ended March 31, 2019. Our DD&A rate increased by less than 1% to $14.95 per BOE during the three months ended March 31, 2019 from $14.88 per BOE during the three months ended March 31, 2018.

Other Expenses

The following table shows a comparison of other expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Variance	%
	(In Thousands)
Other income (expense):
Loss from commodity derivatives, net	$(10,577)	$(1,769)	$(8,808)	498%
Change in fair value of financial instruments	(335)	28,388	(28,723)	(101)%
Interest expense	(4,828)	(9,089)	4,261	(47)%
Other income (expense)	31	1	30	3000%
Total other income (expenses)	$(15,709)	$17,531	$(33,240)	(190)%

Loss from Commodity Derivatives.

Loss on our commodity derivatives increased by $8.8 million during the three months ended March 31, 2019, which primarily resulted from fluctuations in the underlying commodity prices versus fixed hedge prices and the monthly settlement of the hedging instruments. During the three months ended March 31, 2019, we had an increase in unrealized net loss of $7.8 million on mark-to-market adjustments on unsettled positions.

Change in Fair Value of Financial Instruments

The change in fair value of financial instruments is attributable to embedded derivatives associated with the conversion feature of the Second Lien Term Loan. Changes in our stock price directly affect the fair value of the embedded derivative. During the period from January 1, 2019 to March 5, 2019, we recognized a loss of $0.3 million on the embedded derivative. On March 5, 2019, the embedded derivative was extinguished as part of the 2019 Transaction Agreement.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $4.8 million compared to $9.1 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, we incurred interest expense of $4.8 million, which included $1.4 million from the Revolving Credit Agreement, $1.6 million of paid-in-kind ("PIK") interest, $1.7 million related to amortized debt discount on our Second Lien Term Loan and $0.1 million of amortized debt issuance costs. For the three months ended March 31, 2018, we incurred interest expense of $9.1 million, which included $1.5 million for quarterly interest payments on notes payable and term loans, $3.2 million of PIK interest, $3.8 million related to amortized debt discount on our Second Lien Term Loan and $0.6 million of amortized debt issuance costs.

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

We believe our financial position provides the financial flexibility to fund our currently planned 2019 capital expenditures. During the first quarter of 2019, we raised an incremental $19.5 million in available capital through an increase of the borrowing base of our Revolving Credit Agreement and the receipt of a bonus payment from the water gathering and disposal agreement with SCM Water. The borrowing base on our Revolving Credit Agreement was increased to $125 million from $108 million on March 5, 2019, in conjunction with the exchange transaction that eliminated the Second Lien Term Loan. Borrowings from the Revolving Credit Agreement are used for general corporate purposes and to fund the Company's drilling plan. On March 29, 2019, we received a $2.5 million bonus payment related to an amendment to our previously executed water gathering and disposal agreement with SCM Water. Proceeds from the bonus payment were used for general corporate purposes.

During the first quarter of 2019, we improved our capital structure through the exchange and conversion of our outstanding Second Lien Term Loan with a face value of approximately $133.6 million for a combination of preferred stock and common stock, of which $60.0 million was converted into Series E Preferred Stock, $55.0 million was converted into Series F Preferred Stock, and $18.6 million was converted into common stock based on a $1.88 per share issuance price. Additionally, the conversion features and voting rights on the existing Series C Preferred Stock and Series D Preferred Stock were eliminated in exchange for the issuance of 7.75 million shares of our common stock. The net dilution of our common stockholders was decreased by approximately 12 million shares as the result of the conversion of the Second Lien Term Loan and the elimination of the conversion features on the Series C Preferred Stock and the Series D Preferred Stock.

As of March 31, 2019, the Company was not in compliance with the ratio of current assets to current liabilities as required by the Revolving Credit Agreement due to the acceleration of the development of uncompleted wells that were budgeted for future periods. The Company obtained a waiver from the Lenders and the Administrative Agent on May 6, 2019. Compliance with this ratio in future periods depends on management's ability to increase the Company's working capital through the sale of royalty interests and non-core assets or the ability to access capital markets. The Company engaged a broker for the sale of certain royalty interests and certain prospective buyers have been identified. Management believes the sale of royalty interests will occur in the second quarter of 2019 and will provide sufficient working capital to meet future financial covenants and other obligations as they come due in the ordinary course of business for 12 months following the date these financial statements are issued. The Company also has the ability to access capital markets. If the Company is not able to sell these assets at a price that achieves sufficient working capital or is not able to access capital markets, it may result in non-compliance of debt covenants in future quarterly periods that may result in an event of default under the Revolving Credit Agreement. As of March 31, 2019, the Company was in compliance with all other covenants under the Revolving Credit Agreement.

Based upon current commodity price expectations for 2019 and 2020, we believe that our cash flow from operations and available capacity on our Revolving Credit Agreement, in addition to new financing activity, will be sufficient to fund our drilling and completion operations over the next 12 months, including our working capital requirements. However, future cash flows are subject to a number of variables, including uncertainty in forecasted production volumes and commodity prices. We are the operator of 100% of our 2019 operational capital program, and, as a result, the amount and timing of a substantial portion of our capital expenditures is discretionary. We expect that our 2019 capital program will provide us with discretion in the pace and scale of spending. Accordingly, we may determine it prudent to curtail drilling and completion operations due to capital constraints or reduced returns on investment as a result of commodity price weakness.

Information about our cash flows for the three months ended March 31, 2019 and 2018, are presented in the following table (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities	$(10,498)	$(4,058)
Investing activities	(28,709)	(90,289)
Financing activities	29,298	112,519
Net change in cash, cash equivalents and restricted cash	$(9,909)	$18,172

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $10.5 million, compared to net cash of $4.1 million used in the same period in 2018. The $10.5 million used in operating activities was primarily used for payments of accounts payable.
Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $28.7 million, compared to $90.3 million for the same period in 2018. The $28.7 million in cash used for investing activities during the three months ended March 31, 2019, was primarily attributable to the following:

•	approximately $29.0 million in drilling and completion costs; partially offset by

•	approximately $0.3 million in proceeds from the sale of assets.

Capital Expenditure Breakdown

During the three months ended March 31, 2019, the drilling and completions capital cost incurred was $33.4 million (including cash expenditures of $29.0 million), comprised of $20.6 million on DUC wells, $7.3 million related to the 2018 drilling program, and $5.5 million related to the 2019 drilling program.

At December 31, 2018, we had six DUC wells. Although completion costs were incurred on all six DUC wells during the first quarter, only the Oso #1H was placed on production during the first quarter. Two additional DUC wells, the Haley #1H and Haley #2H, were completed in early April. These three wells and completion of the three remaining DUC wells in the second quarter of 2019 are expected to significantly impact 2019 results. Additional production from these six DUC wells will further impact 2019 results due to the benefits of our newly effective crude oil transportation contracts.

2018 Capital Plan - DUC Wells (In thousands)
OSO #1H	$6,783
HALEY #1H	983
HALEY #2H	888
NE AXIS #2H	1,684
NW AXIS #1H	4,049
OX #1 H-R	6,256
Total 2018 Capital Plan - DUC Wells	$20,643

2019 Capital Plan (In thousands)
KUDU A #2H	$4,010
KUDU B #2H	791
OTHER PROJECTS	684
Total Capital 2019 Plan	$5,485

During the three months ended March 31, 2019, the Company also incurred another $7.3 million relating to various other wells from the 2018 Capital Plan.

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was $29.3 million compared to cash provided by financing activities of $112.5 million during the same period in 2018. The $29.3 million in net cash provided by financing activities included $29.6 million in net proceeds from drawdowns on the Revolving Credit Agreement.

Increase in Borrowing Base on our Revolving Credit Agreement

The borrowing base on our Revolving Credit Agreement was increased to $125.0 million from $108.0 million on March 5, 2019, in conjunction with the exchange transaction that eliminated the Second Lien Term Loan.

Exchange and Conversion of Second Lien Term Loan and Issuance of Preferred Stock

During the first quarter of 2019, in exchange for satisfaction of the outstanding principal amount of the Second Lien Term Loan, accrued and unpaid interest thereon and the make-whole premium totaling approximately $133.6 million, we issued to the Värde Parties an aggregate of 60,000 shares of a newly created series of preferred stock of the Company, designated as "Series E 8.25% Convertible Participating Preferred Stock", corresponding to $60 million of the Second Lien Exchange Amount based on the aggregate initial Stated Value of the shares of Series E Preferred Stock; 55,000 shares of a newly created series of preferred stock of the Company, designated as "Series F 9.00% Participating Preferred Stock", corresponding to $55 million of the Second Lien Exchange Amount based on the aggregate initial Stated Value of the shares of Series F Preferred Stock; and 9,891,638 shares of common stock, corresponding to approximately $18.6 million of the Second Lien Exchange Amount, based on the $1.88 closing price of the common stock on the NYSE American on March 4, 2019.

In connection with the transaction, the Company also issued to the Värde Parties an aggregate of 7,750,000 shares of common stock as consideration for the Värde Parties' consent to the amendment of the terms of the Series C Preferred Stock and the Series D Preferred Stock to, among other things, eliminate the convertibility of the Series C Preferred Stock and Series D Preferred Stock into shares of common stock and the voting rights of the Series C Preferred Stock and the Series D Preferred Stock.

The elimination of the Second Lien Term Loan and the elimination of the convertibility features and the voting rights of the Series C Preferred Stock and the Series D Preferred Stock significantly improved our capital structure, including:

•	Reduced our indebtedness by $133.6 million;

•	Decreased fully diluted share count by approximately 12 million shares;

•	Eliminated near-term cash service, as all series of preferred stock have PIK options;

•	Eliminated the 2021 maturity of the Second Lien Term Loan and extended the maturity of the Revolving Credit Agreement to 2023, resulting in no scheduled principal repayments required until 2023; and

•	Eliminated conversion features associated with Second Lien Term Loan, Series C Preferred Stock, and Series D Preferred Stock and reduced Series C Preferred Stock redemption premium.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Commitments and Contractual Obligations

There have been no material changes in our contractual obligations during the three months ended March 31, 2019.

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

As of March 31, 2019, our realized prices for liquids (crude oil and NGLs) improved substantially over lows realized in January 2019, due largely to the rise in market index prices during the three-month period. Our realized oil price also benefitted in March from first sales under the Company's crude oil Gathering Agreement with SCM, which commenced March 1, 2019. The oil prices we received ranged from a low of $37.33 per barrel in January to a high of $53.83 per barrel in March. The NGL prices we received in the period ranged from a low of $0.35 per gallon in January to a high of $0.56 per gallon in March. Our realized natural gas prices declined during the quarter due to continued stress on both infrastructure and transportation capacity, with both planned and unplanned pipeline outages also occurring in our operating region, significantly impacting our realized prices. Natural gas prices during the period ranged from a high of $1.97 per MCF in January to a low of $1.32 per MCF in March.

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

Interest Rate Risk

As of March 31, 2019, we have $105 million outstanding under our Revolving Credit Agreement with an applicable margin that varies from 2.75% to 3.25%. In addition, holders of our shares of Preferred Stock are entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears at an average annual rate of 9.07% of the Stated Value until maturity.

Currently, we do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $10.2 million at March 31, 2019, and through actual and accrued receivables from our joint interest partners of approximately $9.0 million at March 31, 2019. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2019, sales to three customers, Texican Crude & Hydrocarbons, LLC, ARM Energy Management, LLC, and Lucid Energy Delaware, LLC, accounted for approximately 48%, 37%, and 13% of our revenue, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

Currency Exchange Rate Risk

We do not have any foreign sales and we accept payment for our commodity sales only in U.S. dollars. We are, therefore, not exposed to foreign currency exchange rate risk on these sales.

Midstream Transportation and Marketing Risk

The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, rail service, and processing facilities, in addition to competing oil and natural gas production available to third-party purchasers. We deliver our produced crude oil and natural gas through trucking, gathering systems and pipelines. The lack of availability of capacity on third-party systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of our development plans.

Although we have contractual control over the transportation of our production through firm transportation arrangements, third-party systems and facilities may be temporarily unavailable due to market conditions, mechanical issues, adverse weather conditions, work-loads, or other reasons outside of our control. Additionally, if our natural gas contains levels of hydrogen sulfide that require treatment prior to transportation, it could cause delays in the transportation and marketing of our production. In addition, if we are unable to market our production or if we have processing interruptions or capacity and infrastructure constraints associated with natural gas production, we may be required to flare natural gas, which would decrease the volumes sold from our wells, and, in certain circumstances, would require us to pay royalties on such flared natural gas. Any significant changes affecting these infrastructure systems and facilities, as well as any delays in constructing new infrastructure systems and facilities, could delay or decrease our production, which could negatively impact our results of operations, cash flows, and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the issuer's management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required under the Exchange Act, at the end of the period we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b), 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Please refer to Item 1A. Risk Factors in our Annual Report. There were no material changes to our risk factors during the three months ended March 31, 2019.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 5, 2019, the Company issued to the Värde Parties an aggregate of (i) 9,891,638 shares of common stock, (ii) 60,000 shares of a newly created series of preferred stock of the Company, designated as "Series E 8.25% Convertible Participating Preferred Stock," and (iii) 55,000 shares of a newly created series of preferred stock of the Company, designated as "Series F 9.00% Participating Preferred Stock," as consideration for the termination of the Second Lien Credit Agreement and the satisfaction in full, in lieu of repayment in full in cash, of $133,596,279 pursuant to the Payoff Letter (as defined in the 2019 Transaction Agreement). The Company also issued to the Värde Parties, as consideration for the amendment and restatement of the Second Amended and Restated Series C Certificate of Designation and the Amended and Restated Series D Certificate of Designation, 7,750,000 shares of the common stock. The Series E Preferred Stock is convertible into the Company's common stock, and the Series F Preferred Stock is non-convertible. The Värde Parties beneficially own more than 10% of our outstanding equity. The securities were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

Each share of the Series E Preferred Stock is convertible at any time at the option of the holder into the number of shares of common stock equal to (i) the applicable Series E Optional Redemption Price divided by (ii) the Conversion Price (the "Conversion Rate"). However, for purposes of determining the Conversion Rate, the Series E Optional Redemption Price will be calculated on the basis applicable to an optional redemption occurring after March 5, 2021 (i.e., multiplying the Stated Value by 100.0%), regardless of the timing or circumstances of the conversion. The "Conversion Price" for the Series E Preferred Stock is $2.50, subject to adjustment as described below. The Conversion Price will be subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding common stock. Additionally, the Conversion Price will be adjusted, based on a broad-based weighted average formula, if the Company issues, or is deemed to issue, additional shares of common stock for consideration per share that is less than the Conversion Price then in effect, subject to certain exceptions and to the Share Cap.

On March 15, 2019, the Company filed a registration statement on Form S-3 (Registration No. 333-230343), which was subsequently amended on March 29, 2019, to register the above-referenced unregistered common stock and the common stock issuable upon conversion of the Series E Preferred Stock; however, the registration statement has not yet been declared effective by the SEC.

Item 3.  Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

As described in Note 10 - Long-Term Debt in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, on May 6, 2019, the Company entered into a Second Amendment and Waiver (the "Second Amendment") to its Revolving Credit Agreement, pursuant to which the lenders under the Revolving Credit Agreement waived compliance by the Company with the Current Ratio covenant (as defined in the Revolving Credit Agreement) as of March 31, 2019. Additionally, the Second Amendment provided for a 25 basis point increase in the interest rate margin applicable to loans under the Revolving Credit Agreement if the Company's ratio of Total Debt to EBITDAX (each as defined in the Revolving Credit Agreement) is equal to or greater than 3.00 to 1.00 and required payment by the Company to the lenders of customary fees. The Second Amendment also provides that if the Company has available cash and cash equivalents (subject to certain carveouts) in excess of $10 million for a period of at least five consecutive business days, then it must prepay the loans under the Revolving Credit Agreement in the amount of such excess.

Item 6. Exhibits

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation of Recovery Energy, Inc., dated as of October 10, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 20, 2011).

3.2
Certificate of Amendment to the Articles of Incorporation of Recovery Energy, Inc., dated as of November 15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 19, 2013).

3.3	Certificate of Change of Lilis Energy, Inc., dated as of June 21, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 28, 2016).
3.4	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 18, 2010).
3.5
Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock, dated April 25, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 27, 2017).

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series C 9.75% Convertible Participating Preferred Stock, dated January 31, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 1, 2018).

3.7
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 9.75% Convertible Participating Preferred Stock and Series C-2 9.75% Convertible Participating Preferred Stock, dated October 10, 2018 (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on October 16, 2018).

3.8
Certificate of Designation of Preferences, Rights and Limitations of Series D 8.25% Convertible Participating Preferred Stock, dated October 10, 2018 (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on October 16, 2018).

3.9
Certificate of Designation of Preferences, Rights and Limitations of Series E 8.25% Convertible Participating Preferred Stock, dated March 5, 2019 (incorporated herein by reference to Exhibit 3.9 of the Annual Report on Form 10-K filed on March 7, 2019).

3.10
Certificate of Designation of Preferences, Rights and Limitations of Series F 9.00% Participating Preferred Stock, dated March 5, 2019 (incorporated herein by reference to Exhibit 3.10 of the Annual Report on Form 10-K filed on March 7, 2019).

3.11
Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 9.75% Participating Preferred Stock and Series C-2 9.75% Participating Preferred Stock, dated March 5, 2019 (incorporated herein by reference to Exhibit 3.11 of the Annual Report on Form 10-K filed on March 7, 2019).

10.1
First Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of March 1, 2019, among Lilis Energy, Inc., the subsidiaries of Lilis Energy, Inc. party thereto as guarantors, BMO Harris Bank, N.A., as administrative agent for the Lenders, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K filed on March 7, 2019).

10.2
Transaction Agreement, dated as of March 5, 2019, by and among Lilis Energy, Inc., the Värde Fund Vi-A, L.P., Värde Investment Partners, L.P., the Värde Fund Xi (Master), L.P., Värde Investment Partners (Offshore) Master, L.P., the Värde Skyway Fund, L.P., the Värde Skyway Mini-Master Fund, L.P. and the Värde Fund Xii (Master), L.P. (incorporated herein by reference to Exhibit 10.42 of the Annual Report on Form 10-K filed on March 7, 2019).

10.3
Amended and Restated Registration Rights Agreement, dated as of March 5, 2019, by and among Lilis Energy, Inc. and the Värde Parties party thereto (incorporated herein by reference to Exhibit 10.43 of the Annual Report on Form 10-K filed on March 7, 2019).

10.4*
Second Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of May 6, 2019, among Lilis Energy, Inc., the subsidiaries of Lilis Energy, Inc. party thereto as guarantors, BMO Harris Bank, N.A., as administrative agent for the Lenders, and the other lenders party thereto.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
†	Indicates management contract or compensatory plan.
+	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lilis Energy, Inc.

Date: May 9, 2019	By:	/s/ Ronald D. Ormand
Ronald D. Ormand
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Joseph C. Daches
Joseph C. Daches
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)