Form 10-Q
period 2019-06-30
LILIS ENERGY, INC.
filed 2019-08-08
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2019

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
(Registrant's telephone number including area code)

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

As of August 8, 2019, 91,873,385 shares of the registrant's common stock were issued and outstanding.

Lilis Energy, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing needs, competitive position, and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "intends," "may," "should," "anticipates," "expects," "could," "plans," "estimates," "projects," "targets," or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,011	$21,137
Accounts receivable, net of allowance of $19 and $25, respectively	20,834	20,546
Derivative instruments	793	2,551
Prepaid expenses and other current assets	2,824	1,851
Total current assets	31,462	46,085
Property and equipment:
Oil and natural gas properties, full cost method of accounting, net	450,583	430,379
Other property and equipment, net	472	524
Total property and equipment, net	451,055	430,903
Other assets	2,568	3,785
Total assets	$485,085	$480,773
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,088	$47,112
Accrued liabilities and other	15,611	14,794
Revenue payable	10,480	14,546
Derivative instruments - current	3,130	515
Total current liabilities	61,309	76,967
Asset retirement obligations	2,693	2,433
Long-term debt	123,000	157,804
Long-term derivative instruments and other non-current liabilities	1,547	4,699
Long-term deferred revenue liabilities	42,375	52,513
Total liabilities	230,924	294,416
Commitments and contingencies (Note 19)
Mezzanine equity:
10,000,000 shares of preferred stock authorized
Series C-1 9.75% Participating Preferred Stock, 100,000 shares issued and outstanding with a stated value of $1,032 and $1,093, per share, as of June 30, 2019 and December 31, 2018, respectively	74,476	106,774
Series C-2 9.75% Participating Preferred Stock, 25,000 shares issued and outstanding with a stated value of $1,032 and $1,024, per share, as of June 30, 2019 and December 31, 2018, respectively	17,508	25,522
Series D 8.25% Participating Preferred Stock, 39,254 shares issued and outstanding with a stated value of $1,027 and $1,021, per share, as of June 30, 2019 and December 31, 2018, respectively	27,318	40,729
Series E 8.25% Convertible Participating Preferred Stock, 60,000 shares issued and outstanding with a stated value of $1,027, per share, as of June 30, 2019	63,731	—
Series F 9.00% Participating Preferred Stock, 55,000 shares issued and outstanding with a stated value of $1,029, per share, as of June 30, 2019	48,299	—
Stockholders’ equity:

Common stock, $0.0001 par value per share; 150,000,000 shares authorized 91,451,836 and 71,182,016 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	9	7
Additional paid-in capital	356,210	321,753
Treasury stock, 253,598 shares at cost	(997)	(997)
Accumulated deficit	(332,393)	(307,431)
Total stockholders’ equity	22,829	13,332
Total liabilities and stockholders’ equity	$485,085	$480,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$19,982	$14,254	$34,683	$26,843
Natural gas sales	350	1,144	1,876	2,034
Natural gas liquid sales	1,240	2,085	2,711	3,001
Total revenues	21,572	17,483	39,270	31,878
Operating expenses:
Production costs	3,859	2,984	8,623	6,247
Gathering, processing and transportation	1,235	872	2,413	1,334
Production taxes	1,119	821	2,025	1,671
General and administrative	9,383	7,380	19,062	17,844
Depreciation, depletion, amortization and accretion	9,188	5,759	17,342	10,400
Total operating expenses	24,784	17,816	49,465	37,496
Operating loss	(3,212)	(333)	(10,195)	(5,618)
Other income (expense):
Gain (loss) from commodity derivatives	2,901	(2,802)	(7,676)	(4,572)
Change in fair value of financial instruments	—	(19,501)	(335)	8,887
Interest expense	(1,845)	(8,572)	(6,673)	(17,660)
Other income (expense)	(114)	—	(83)	1
Total other income (expense)	942	(30,875)	(14,767)	(13,344)
Net loss before income taxes	(2,270)	(31,208)	(24,962)	(18,962)
Income tax expense	—	—	—	—
Net loss	(2,270)	(31,208)	(24,962)	(18,962)
Paid-in-kind dividends on preferred stock	(6,375)	(2,465)	(11,200)	(4,117)
Net loss attributable to common stockholders	$(8,645)	$(33,673)	$(36,162)	$(23,079)

Net loss per common share-basic and diluted: (Note 16)
Basic	$(0.09)	$(0.53)	$(0.43)	$(0.40)
Diluted	$(0.09)	$(0.53)	$(0.43)	$(0.40)

Weighted average common shares outstanding:
Basic	91,012,030	64,098,309	84,500,414	57,801,098
Diluted	91,012,030	64,098,309	84,500,414	57,801,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

For the Three Months Ended June 30, 2019 and 2018:

	Common Shares		Additional Paid-In Capital	Treasury Shares		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2019	91,037,902	$9	$360,319	(253,598)	$(997)	$(330,123)	$29,208
Stock-based compensation	—	—	2,356	—	—	—	2,356
Common stock for restricted stock	458,055	—	—	—	—	—	—
Common stock withheld for taxes on stock-based compensation	(44,121)	—	(90)	—	—	—	(90)
Dividends on preferred stock	—	—	(6,375)	—	—	—	(6,375)
Net loss	—	—	—	—	—	(2,270)	(2,270)
Balance, June 30, 2019	91,451,836	$9	$356,210	(253,598)	$(997)	$(332,393)	$22,829

	Common Shares		Additional Paid-In Capital	Treasury Shares		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2018	60,218,176	$6	$298,351	(68,798)	$(267)	$(291,042)	$7,048
Stock-based compensation	—	—	2,523	—	—	—	2,523
Common stock for restricted stock	460,000	—	—	—	—	—	—
Common stock withheld for taxes on stock-based compensation	(30,398)	—	(131)	—	—	—	(131)
Exercise of warrants	2,848,440	—	1,051	—	—	—	1,051
Exercise of stock options	549,705	—	1,007	—	—	—	1,007
Purchase of treasury stock	—	—	—	(184,800)	(730)	—	(730)
Dividends on Series C convertible preferred stock	—	—	(2,465)	—	—	—	(2,465)
Net income	—	—	—	—	—	(31,208)	(31,208)
Balance, June 30, 2018	64,045,923	$6	$300,336	(253,598)	$(997)	$(322,250)	$(22,905)

For the Six Months Ended June 30, 2019 and 2018:

	Common Shares		Additional Paid-In Capital	Treasury Shares		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	71,182,016	$7	$321,753	(253,598)	$(997)	$(307,431)	$13,332
Stock-based compensation	—	—	6,001	—	—	—	6,001
Common stock for restricted stock	2,837,486	—	—	—	—	—	—
Common stock withheld for taxes on stock-based compensation	(209,304)	—	(410)	—	—	—	(410)
Common stock issued for extinguishment of debt	17,641,638	2	32,988	—	—	—	32,990
Gain on extinguishment of debt	—	—	7,078	—	—	—	7,078
Dividends on preferred stock	—	—	(11,200)	—	—	—	(11,200)
Net loss	—	—	—	—	—	(24,962)	(24,962)
Balance, June 30, 2019	91,451,836	$9	$356,210	(253,598)	$(997)	$(332,393)	$22,829

	Common Shares		Additional Paid-In Capital	Treasury Shares		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2017	53,368,331	$5	$272,335	—	$—	$(303,288)	$(30,948)
Stock-based compensation	—	—	5,554	—	—	—	5,554
Common stock for restricted stock	467,860	—	—	—	—	—	—
Common stock withheld for taxes on stock-based compensation	(134,235)	—	(509)	—	—	—	(509)
Common stock for acquisition of oil and gas properties	6,940,722	1	24,777	—	—	—	24,778
Exercise of warrants	2,848,440	—	1,051	—	—	—	1,051
Exercise of stock options	554,805	—	1,022	—	—	—	1,022
Reclassification of warrant derivative liabilities	—	—	223	—	—	—	223
Purchase of treasury stock	—	—	—	(253,598)	(997)	—	(997)
Dividends on Series C convertible preferred stock	—	—	(4,117)	—	—	—	(4,117)
Net income	—	—	—	—	—	(18,962)	(18,962)
Balance, June 30, 2018	64,045,923	$6	$300,336	(253,598)	$(997)	$(322,250)	$(22,905)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(24,962)	$(18,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	6,001	5,554
Bad debt recovery	(6)	(14)
Amortization of debt issuance cost and accretion of debt discount	1,936	8,685
Payable in-kind interest	1,590	6,437
Loss from commodity derivatives, net	7,676	4,572
Net settlements on commodity derivatives	(1,757)	(1,710)
Change in fair value of financial instruments	335	(8,887)
Depreciation, depletion, amortization and accretion	17,342	10,400
Operating lease amortization	124	—
Changes in operating assets and liabilities:
Accounts receivable	(1,101)	(10,521)
Prepaid expenses and other assets	(835)	(436)
Accounts payable and accrued liabilities	(21,909)	12,442
Proceeds from options associated with future midstream services	2,500	34,650
Net cash provided by (used in) operating activities	(13,066)	42,210
Cash flows from investing activities:
Acquisition of oil and natural gas properties	—	(69,820)
Proceeds from the sale of assets	336	—
Capital expenditures	(48,604)	(76,160)
Net cash used in investing activities	(48,268)	(145,980)
Cash flows from financing activities:
Proceeds from term loans, net of financing costs	—	44,960
Proceeds from revolving credit agreement, net of financing costs	47,618	—
Repayment of term loans and notes payable	—	(31,821)
Proceeds from the issuance of Series C Preferred Stock	—	100,000
Repurchase of common stock	—	(997)
Proceeds from exercise of warrants and stock options	—	2,073
Payment for tax withholding on stock-based compensation	(410)	(509)
Net cash provided by financing activities	47,208	113,706
Net increase (decrease) in cash and cash equivalents	(14,126)	9,936
Cash and cash equivalents at beginning of period	21,137	17,462
Cash and cash equivalents at end of period	$7,011	$27,398
Supplemental disclosure:
Cash paid for interest	$3,148	$2,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Lilis Energy, Inc. ("Lilis" or the "Company") is an independent oil and natural gas exploration and production company focused on the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Brushy Resources, Inc., ImPetro Operating, LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC, and Hurricane Resources LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10–K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC") on March 7, 2019 (the "Annual Report").

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in conformity with GAAP which requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and the quantities and values of proved oil, natural gas and natural gas liquid ("NGL") reserves used in calculating depletion and assessing impairment of its oil and natural gas properties. The most significant estimates pertain to the evaluation of unproved properties for impairment, proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties; the timing and amount of transfers of our unevaluated properties into our amortizable full cost pool; the fair value of embedded derivatives and commodity derivative contracts, accrued oil and natural gas revenues and expenses, valuation of options and warrants, and common stock; and the allocation of general administrative expenses. Actual results could differ significantly from these estimates.

Reclassifications

Certain reclassifications have been made to the prior year comparative financial statements to conform to the 2019 presentation. These reclassifications have no effect on the Company's previously reported results of operations, shareholders' equity or cash flows.

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

The standard includes optional transition practical expedients intended to simplify its adoption. We elected to adopt the package of practical expedients, which allowed us to retain the historical lease classification, including treatment for land easements, determined under legacy GAAP as well as a relief from reviewing expired or existing contracts to determine if they contain leases. This standard does not apply to the Company's leases that provide the right to explore for minerals, oil, or natural gas resources.

Upon adoption, we recognized operating lease liabilities totaling approximately $7.5 million, with corresponding right of use assets totaling $7.4 million. The liabilities were calculated as the present value of the remaining minimum rental payments for existing operating leases. This standard did not materially impact our consolidated net earnings and had no impact on our cash flows (see Note 9 - Leases).

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the currently required incurred loss methodology with an expected loss methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. The update is intended to provide financial statement users with more useful information about expected credit losses on financial instruments. The amended standard is effective for the Company on January 1, 2020, with early adoption permitted, and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. Historically, the Company's credit losses on oil and natural gas sales receivables and any joint interest receivables have not been significant, and the Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

Accrued Liabilities and Other

At June 30, 2019 and December 31, 2018, the Company's accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued bonus	$1,150	$2,300
Accrued drilling costs	3,885	2,849
Drilling advances	3,099	5,001
Accrued production expenses	3,847	2,926
Other accrued liabilities	3,508	1,718
Short-term operating lease liabilities	122	—
	$15,611	$14,794

NOTE 3 - REVENUE

Revenue is recognized when control passes to the purchaser, which generally occurs when production is transferred to the purchaser. The Company measures revenue as the amount of consideration it expects to receive in exchange for the commodities transferred. All of the Company's revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer.

The Company records revenue based on consideration specified in its contracts with its customers. The amounts collected on behalf of third parties are recorded in revenue payable. The Company recognizes revenue in the amount that reflects the consideration it expects to receive in exchange for transferring control of those goods to the customer. The contract consideration in the Company's variable price contracts is typically allocated to specific performance obligations in the contract according to the price stated in the contract. Payment is generally received one or two months after the sale has occurred.

Crude Oil Revenues

Crude oil from our operated properties is produced and stored in field tanks. The Company recognizes crude oil revenue when control passes to the purchaser. Effective January 1, 2019 through February 28, 2019, the Company's crude oil was sold under a single short-term contract. The purchaser's commitment included all quantities of crude oil from the leases that were covered by the contract, with no quantity-based restrictions or variable terms. Pricing was based on posted indexes for crude oil of similar quality, less a negotiable fees deduction of $5.15 per barrel.

Effective March 1, 2019, the Company's crude oil is sold under a single long-term contract with a term that extends to at least December 31, 2024. The purchaser's commitment has a quantity-based limit set forth in the contract, measured in barrels per day, with the maximum quantity commitment increasing at periodic intervals over the life of the contract to coincide with the Company's expected growth in production. The Company is confident that the purchaser will be able to receive and purchase all crude oil produced for sale during the contract period (See Note 11 - Long-Term Deferred Revenue Liabilities and Note 19 - Commitments and Contingencies).

Pursuant to the long-term contract, pricing is based on posted indexes for crude oil of similar quality, with a differential based on pipeline delivery to Houston, as opposed to the previous contract differential based on truck delivery to Midland-Cushing, along with a differential basis reduction of $9.25 per barrel that is effective from March 1, 2019 through June 30, 2019, which decreases to $6.50 per barrel for the period of July 1, 2019 through June 30, 2020, and then to $4.95 per barrel for the period from July 1, 2020 through December 31, 2024. The posted index prices and differentials change monthly based on the average of daily index price points for each sales month. The purchaser's affiliate shipper also charges a tariff fee of $0.75 as a deduction from the received price (see Note 11 - Long-Term Deferred Revenue Liabilities).

Natural Gas and NGL Revenues

Natural gas from our properties is produced and transported via pipelines to gas processing facilities. NGLs are extracted from the natural gas at the processing facilities and processed natural gas and NGLs are marketed and sold separately on the Company's behalf after processing. All of our operated natural gas production is sold under one of two natural gas contracts, both of which are long-term in nature; however, one of these natural gas contracts includes 30-day cancellation provisions, and the Company therefore classifies such contract as short-term. The processor's commitment to sell on the Company's behalf includes all quantities of natural gas and NGLs produced from specific wellbores or dedicated acreage as defined in the contract, with no quantity-based restrictions or variable terms. Pricing under the gas contracts is generally market-based pricing less adjustments for transportation and processing fees. A portion of natural gas delivered to the processing plants is used as fuel at the processing plant without reimbursement. The Company recognizes revenue for natural gas and NGLs when control passes at the tailgate of the processing plant.

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

Imbalances

Natural gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If the Company receives less than its entitled share, the under production is recorded as a receivable. The Company did not have any significant natural gas imbalance positions as of June 30, 2019 and December 31, 2018.

The following table disaggregates the Company's revenue by contract type (in thousands) for the three and six months ended June 30, 2019:

Three Months Ended June 30, 2019	Short-term contracts	Long-term contracts	Total
Crude oil	$1,464	$18,518	$19,982
Natural gas	(11)	361	350
NGLs	49	1,191	1,240

Six Months Ended June 30, 2019	Short-term contracts	Long-term contracts	Total
Crude oil	$9,851	$24,832	$34,683
Natural gas	129	1,747	1,876
NGLs	122	2,589	2,711

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $8.8 million and $8.2 million at June 30, 2019 and December 31, 2018, respectively, and through actual and accrued receivables from our joint interest partners of approximately $11.9 million and $11.4 million at June 30, 2019 and December 31, 2018, respectively. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Major Customers

During the three and six months ended June 30, 2019, the Company's major customers as a percentage of total revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Texican Crude & Hydrocarbon, LLC	—%	86%	21%	86%
ARM Energy Management, LLC	93%	—%	69%	—%
Lucid Energy Delaware, LLC	7%	12%	10%	10%
ETC Field Services LLC	—%	2%	—%	4%
	100%	100%	100%	100%

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion (net of deferred income taxes) may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized. The present value of estimated future net cash flows was computed by applying a flat oil price to forecast revenues from estimated future production of proved oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. As of June 30, 2019, the ceiling value of the Company's reserves was calculated based upon SEC pricing of $61.39 per barrel for oil and $3.02 per MMBtu for natural gas.

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

During the six months ended June 30, 2019, and 2018, impairments of $11.4 million and $11.1 million, respectively, were recorded on the Company's unproved oil and natural gas properties and transferred to the full cost pool due to title defects on certain leases. For the three months ended June 30, 2019 and 2018, depreciation, depletion, amortization and accretion expense related to proved properties were $9.2 million and $5.8 million, respectively. For the six months ended June 30, 2019 and 2018, depreciation, depletion, amortization and accretion expense related to proved properties were $17.3 million and $10.4 million, respectively.

The following table sets forth a summary of oil and natural gas property costs (net of divestitures) at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Oil and natural gas properties:
Proved	$409,850	$358,858
Unproved	156,105	169,863
Total oil and natural gas properties	565,955	528,721
Accumulated depletion, depreciation and amortization	(115,372)	(98,342)
Oil and natural gas properties, net	$450,583	$430,379

NOTE 5 - ACQUISITIONS AND DIVESTITURES

During the six months ended June 30, 2018, the Company acquired the following oil and natural gas properties:

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

•
Certain leasehold interests and other oil and natural gas assets in Loving and Winkler Counties, Texas from Anadarko for total cash consideration of $7.1 million. The transaction was recorded as an asset acquisition.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO") represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. Revisions in estimated liabilities during the period relate primarily to changes in estimates of asset retirement costs. Revisions in estimated liabilities can also include, but are not limited to, revisions of estimated inflation rates, changes in property lives and expected timing of settlement.

The following table summarizes the changes in the Company's ARO for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
ARO, beginning of period	$2,444	$952
Additional liabilities incurred	69	374
Accretion expense	217	85
Liabilities settled	(2)	(87)
Revision in estimates	(24)	1,120
ARO, end of period	2,704	2,444
Less: current portion of ARO	(11)	(11)
ARO, non-current	$2,693	$2,433

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

Recurring Fair Value Measurements

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
As of June 30, 2019
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$—	$(4,100)	$—	$(4,100)
Oil and natural gas derivative collar contracts	—	729	—	729
Total	$—	$(3,371)	$—	$(3,371)
As of December 31, 2018
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$—	$(2,923)	$—	$(2,923)
Oil and natural gas derivative collar contracts	—	4,047	—	4,047
Embedded derivative instruments:
Second Lien Term Loan conversion features	—	—	(1,965)	(1,965)
Total	$—	$1,124	$(1,965)	$(841)

Derivative assets and liabilities include unsettled amounts related to commodity derivative positions, including swaps and collars, as of June 30, 2019 and December 31, 2018. The fair value of the Company's derivatives is based on third-party pricing models which utilize inputs that are either readily in the public market or which can be corroborated from active markets of broker quotes. Swaps and collars generally have observable inputs and these instruments are measured using Level 2 inputs.

The Company's derivative liabilities as of December 31, 2018 also include embedded derivatives associated with the Second Lien Term Loan (as defined in Note 10 - Long-Term Debt). These instruments have fewer observable inputs from objective sources and are therefore measured using Level 3 inputs.

NOTE 8 - DERIVATIVES

The Company's derivative instruments as of June 30, 2019 and December 31, 2018, include the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Derivative assets (liabilities):
Derivative assets - current	$793	$2,551
Derivative assets - non-current (1)	497	1,822
Derivative liabilities - current	(3,130)	(515)
Derivative liabilities - non-current (2)(3)	(1,531)	(4,699)
Total derivative liabilities, net	$(3,371)	$(841)

(1) The non-current derivative assets are included in other assets in the consolidated balance sheets.
(2) The non-current derivative liabilities are included in long-term derivative instruments and other non-current liabilities in the consolidation balance sheets.
(3)Includes $2.0 million of embedded derivatives associated with Second Lien Term Loan and $2.7 million associated with commodity derivatives as of December 31, 2018.

 Embedded Derivatives

As discussed in Note 10 - Long-Term Debt, the Second Lien Term Loan contained conversion features that were exercisable at the option of the lead lender thereunder or, in certain circumstances, the Company. The conversion features have been identified as embedded derivatives which (i) contain economic characteristics that are not clearly and closely related to the host contract, the Second Lien Term Loan, and (ii) are separate, stand-alone instruments with similar terms that would qualify as derivative instruments. As such, the conversion features were bifurcated and accounted for separately from the Second Lien Term Loan. The conversion features are recorded at fair value for each reporting period with changes in fair value included in the Company's condensed consolidated statement of operations for each reporting period.

As of December 31, 2018, the derivative liabilities associated with the Second Lien Term Loan were approximately $2.0 million. On March 5, 2019, the embedded derivative associated with the Second Lien Term Loan was written off against the gain on extinguishment of debt following the extinguishment of the Second Lien Term Loan on March 5, 2019, pursuant to the provisions of the 2019 Transaction Agreement (as defined in Note 10 - Long-Term Debt).

Commodity Derivatives

To reduce the impact of fluctuations in oil and natural gas prices on the Company's revenues and to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or modify the future prices to be realized. The derivative contracts may include fixed-for-floating price swaps (whereby, on the settlement date, the Company will receive or pay an amount based on the difference between a pre-determined fixed price and a variable market price for a notional quantity of production), put options (whereby the Company pays a cash premium in order to establish a fixed floor price for a notional quantity of production and, on the settlement date, receives the excess, if any, of the fixed floor price over a variable market price), and costless collars (whereby, on the settlement date, the Company receives the excess, if any, of a variable market price over a fixed floor price up to a fixed ceiling price for a notional quantity of production).

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

All of our derivatives are accounted for as mark-to-market activities. Under Accounting Standard Codification ("ASC") Topic 815, "Derivatives and Hedging," these instruments are recorded on the Company's condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. The Company nets derivative assets and liabilities by commodity for counterparties where a legal right to such offset exists. Because the Company has elected not to designate its current derivative contracts as cash flow hedges for accounting purposes, changes in the fair values of the derivatives are recognized in current earnings.

The following table presents the Company's derivative position for the production periods indicated as of June 30, 2019:

Description		Notional Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Positions
Oil Swaps		173	October 2019 - December 2019	$58.80
Oil Swaps		1,028	January 2020 - December 2020	$56.28
Oil Swaps		148	January 2021 - December 2021	$54.40

Basis Swaps (1)		1,500	July 2019 - December 2019	$(5.62)
Basis Swaps (1)		1,500	January 2020 - December 2020	$(5.62)

3 Way Collar	Floor sold price (put)	1,500	July 2019 - December 2019	$45.00
3 Way Collar	Floor purchase price (put)	1,500	July 2019 - December 2019	$55.00
3 Way Collar	Ceiling sold price (call)	1,500	July 2019 - December 2019	$70.47

Oil Collar	Floor purchase price (put)	500	July 2019 - December 2019	$50.00
Oil Collar	Ceiling sold price (call)	500	July 2019 - December 2019	$58.00
Oil Collar	Floor purchase price (put)	410	January 2020 - December 2020	$50.00
Oil Collar	Ceiling sold price (call)	410	January 2020 - December 2020	$64.96
Oil Collar	Floor purchase price (put)	742	January 2021 - December 2021	$50.00
Oil Collar	Ceiling sold price (call)	742	January 2021 - December 2021	$59.70

Description		Notional Volume (MMBtus/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Positions
Gas Swaps		6,771	July 2019 - October 2019	$2.75
Gas Swaps		5,417	April 2020 - October 2020	$2.58
Gas Swaps		4,184	January 2021 - March 2021	$2.77

Gas Collar	Floor purchase price (put)	6,921	November 2019 - December 2019	$2.80
Gas Collar	Ceiling sold price (call)	6,921	November 2019 - December 2019	$3.06
Gas Collar	Floor purchase price (put)	2,748	January 2020 - December 2020	$2.55
Gas Collar	Ceiling sold price (call)	2,748	January 2020 - December 2020	$3.07
Gas Collar	Floor purchase price (put)	4,464	January 2021 - December 2021	$2.20
Gas Collar	Ceiling sold price (call)	4,464	January 2021 - December 2021	$2.97

(1)	The weighted average price under these basis swaps is the fixed price differential between the index prices of the Midland WTI and the Cushing WTI.

The table below summarizes the Company's net gain (loss) on commodity derivatives for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Unrealized gain (loss) on unsettled derivatives	$4,481	$(2,111)	$(4,495)	$(3,242)
Net settlements paid on derivative contracts	(976)	(956)	(2,577)	(1,595)
Net settlements receivable (payable) on derivative contracts	(604)	265	(604)	265
Net gain (loss) on commodity derivatives	$2,901	$(2,802)	$(7,676)	$(4,572)

      The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company's condensed consolidated balance sheets as of June 30, 2019 and as of December 31, 2018:

	As of June 30, 2019
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
	(In thousands)
Offsetting Derivative Assets:
Current assets	$1,987	$(1,194)	$793
Long-term assets	2,080	(1,583)	497
Total assets	$4,067	$(2,777)	$1,290
Offsetting Derivative Liabilities:
Current liabilities	$(4,324)	$1,194	$(3,130)
Long-term commodity derivative liabilities	(3,114)	1,583	(1,531)
Total liabilities	$(7,438)	$2,777	$(4,661)

	As of December 31, 2018
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
	(In thousands)
Offsetting Derivative Assets:
Current assets	$4,122	$(1,571)	$2,551
Long-term assets	1,854	(32)	1,822
Total assets	$5,976	$(1,603)	$4,373
Offsetting Derivative Liabilities:
Current liabilities	$(2,086)	$1,571	$(515)
Long-term commodity derivative liabilities	(2,766)	32	(2,734)
Long-term embedded derivative liabilities	(1,965)	—	(1,965)
Total liabilities	$(6,817)	$1,603	$(5,214)

NOTE 9 - LEASES

Lease Recognition

The Company has entered into contractual lease arrangements to rent office space, compressors, drilling rigs and other equipment from third-party lessors. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term. Lease payments included in the measurement of the lease liability include fixed payments and termination penalties or extensions that are reasonably certain to be exercised. Variable lease costs associated with leases are recognized when incurred and generally represent maintenance services provided by the lessor, allocable real estate taxes and local sales and business taxes. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense on a straight-line basis over the lease term. The Company does not account for lease components separately from the non-lease components. The Company uses the implicit interest rate when readily determinable; however, most of the Company's lease agreements do not provide an implicit interest rate. As such, for new or modified leases subsequent to January 1, 2019, the Company uses its incremental borrowing rate based on the information available at commencement date of the contract in determining the present value of future lease payments. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for the Company's risk. Operating lease ROU assets also include any lease incentives received in the recognition of the present value of future lease payments. Certain of the Company's leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease at inception of the contract and records the resulting operating lease asset on the condensed consolidated balance sheets as an asset in other assets, with offsetting liabilities recorded as a current liability in accrued liabilities and other and long-term derivative liabilities and other. The Company recognizes a lease in the consolidated financial statements when the arrangement either explicitly or implicitly involves property or equipment, the contract terms are dependent on the use of the property or equipment, and the Company has the ability or right to operate the property or equipment or to direct others to operate the property or equipment and receives greater than 10% of the economic benefits of the assets. As of June 30, 2019, the Company does not have any financing leases.

The Company has adopted the modified retrospective method for the new lease recognition rule. Therefore, prior periods are not presented as prior period amounts have not been adjusted under the modified retrospective. Refer to Note 2 - Summary of Significant Accounting Policies and Estimates for additional information.

As of June 30, 2019, the Company's ROU assets and operating lease liabilities were included in the condensed consolidated balance sheets as follows (in thousands):

Right of use assets:
Right of use assets - long-term (1)	$127

Lease liabilities:
Lease liabilities - current (2)	$122
Lease liabilities - long-term (3)	16
Total lease liabilities	$138
(1) Right of use assets - long-term are included in other assets on the condensed consolidated balance sheets.
(2) Lease liabilities - current are included in accrued liabilities and other on the condensed consolidated balance sheets.
(3) Lease liabilities - long-term are included in long-term derivatives instruments and other on the condensed consolidated balance sheets.

During the second quarter of 2019, the Company canceled the long-term drilling rig lease, within the terms of the agreement, which resulted in the write-off of the related lease liability and ROU asset of $5.4 million, respectively.

Lease costs represent the straight line lease expense of ROU assets, short-term leases, and variable lease costs. For the three and six months ended June 30, 2019, the components of lease cost were classified as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed lease costs	$1,097	$2,836
Short-term lease costs	152	209
Variable lease costs	72	118
Total lease costs	$1,321	$3,163

Lease Cost included in the Condensed Consolidated Financial Statements
Oil and natural gas properties, full cost method of accounting, net (1)	$2,778
Total lease costs capitalized	2,778

Production costs	180
General and administrative	205
Total lease costs expensed	385
Total lease costs	$3,163
(1) Represents short-term lease capital expenditures related to drilling rigs for the six months ended June 30, 2019.

During the six months ended June 30, 2019, the following cash activities were associated with the Company's leases as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$69
Investing cash flows from operating leases	$2,769

As of June 30, 2019, the weighted average lease term and discount rate related to the Company's remaining leases were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years)	1.02
Weighted-average discount rate	5.7%

As of June 30, 2019, minimum future payments, including imputed interest, for long-term operating leases under the scope of ASC Topic 842, "Leases", are as follows (in thousands):

Year	Amount
2019	$75
2020	66
2021	—
2022	—
2023	—
After 2023	—
Less: the effects of discounting	(4)
Present value of lease liabilities	$137

As of December 31, 2018, minimum future payments, including imputed interest, for long-term operating leases under the scope of ASC Topic 840, "Leases", are as follows (in thousands):

Year	Amount
2019	$7,586
2020	66
2021	—
2022	—
2023	—
After 2023	—
Total lease commitment	$7,652

NOTE 10 - LONG-TERM DEBT

	June 30, 2019	December 31, 2018
	(In thousands)
8.25% Second Lien Term Loan, due 2021, net of debt issuance costs and debt discount	$—	$82,804
Revolving Credit Agreement, due April 2021	123,000	75,000
Total long-term debt	$123,000	$157,804

Revolving Credit Agreement

On October 10, 2018, Lilis entered into a five-year, $500.0 million senior secured revolving credit agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the "Guarantors"), BMO Harris Bank, N.A., as administrative agent, and the lenders party thereto (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for a senior secured reserve based revolving credit facility with an initial borrowing base of $95.0 million. The borrowing base is subject to semiannual re-determinations in May and November of each year. In December 2018, the borrowing base was increased to $108.0 million in connection with our scheduled borrowing base re-determination. On March 5, 2019, the Company's borrowing base under the Revolving Credit Agreement was increased from $108.0 million to $125.0 million, as the result of an acceleration of the scheduled May 2019 borrowing base redetermination pursuant to the First Amendment (as defined below). As provided in the Third Amendment (as defined below) and as a result of the sale of certain working and overriding royalty interests the ("Asset Sales"), in July 2019, the borrowing base was decreased to $115.0 million. For further information on our subsequent events, see Note 20 - Subsequent Events. The redetermination of the borrowing base in the Third Amendment was the scheduled July redetermination, and the next scheduled redetermination will occur on or about November 1, 2019.

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

As of June 30, 2019, outstanding borrowings under the Revolving Credit Agreement were $123.0 million, leaving $2.0 million available for future borrowing. Following the Asset Sales and the Third Amendment, the Company had borrowings of $105.0 million under the Revolving Credit Agreement, leaving $10.0 million available for future borrowing under the $115.0 million borrowing base. Future borrowings may be used to fund working capital requirements, including for the acquisition, exploration and development of oil and gas properties, and for general corporate purposes. The Revolving Credit Agreement also provides for issuance of letters of credit in an aggregate amount up to $5.0 million.

The Company capitalizes certain direct costs associated with the debt issuance under the Revolving Credit Agreement and amortizes such costs over the term of the debt instrument. The deferred financing costs related to the Revolving Credit Agreement are classified in assets. For the three and six months ended June 30, 2019, the Company amortized debt issuance costs associated with the Revolving Credit Agreement of $0.1 million and $0.3 million, respectively. As of June 30, 2019, the Company had $0.6 million and $2.0 million of unamortized deferred financing costs in other current assets and non-current assets, respectively. The Company did not have a revolving credit agreement in place during the six months ended June 30, 2018.

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

The Revolving Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including covenants relating to: maintenance of books and records; financial reporting and notification; compliance with laws; maintenance of properties and insurance; and limitations on incurrence of indebtedness, liens, fundamental changes, international operations, asset sales, certain debt payments and amendments, restrictive agreements, investments, dividends and other restricted payments and hedging. It also requires the Company to maintain a ratio of Total Debt to EBITDAX of not more than 4.00 to 1.00 and a ratio of Current Assets to Current Liabilities of not less than 1.00 to 1.00 (as each ratio is set forth in the Revolving Credit Agreement). Pursuant to the Third Amendment (as defined below) the ratio of Current Assets to Current Liabilities that the Company is required to maintain as of September 30, 2019, is not less than 0.85 to 1.00. At December 31, 2019 and at the last day of each fiscal quarter thereafter, the Company will be required to maintain a ratio of Current Assets to Current Liabilities of 1.00 to 1.00. As of June 30, 2019, giving pro forma effect to the Asset Sales, and as permitted under the terms of the Third Amendment, the Company was in compliance with all debt covenants, as required by the Revolving Credit Agreement.

The Revolving Credit Agreement also provides for events of default, including failure to pay any principal, interest or other amounts when due, failure to perform or observe covenants, cross-default on certain outstanding debt obligations, inaccuracy of representations and warranties, certain ERISA events, change of control, the security documents or guaranty ceasing to be effective, and bankruptcy or insolvency events, subject to customary cure periods. Amounts owed by the Company under the Revolving Credit Agreement could be accelerated and become immediately due and payable following the occurrence of an event of default.

The Revolving Credit Agreement also provides for the Company to have and maintain Swap Agreements (as defined in the Revolving Credit Agreement) in respect of crude oil and natural gas, on not less than 50% of the projected production from the proved reserves classified as Developed Producing Reserves attributable to the oil and natural gas properties of the Company as reflected in the most recently delivered reserve report for a period through at least 24 months after the end of each applicable quarter. Pursuant to the Third Amendment, commencing with the fiscal quarter ending September 30, 2019, the Company will be required to maintain Swap Agreements on not less than 75% of the projected production from proved reserves classified as "Developed Producing Reserves" attributable to the oil and natural gas properties of the Company, as reflected in the most recently delivered reserve report, for a period through at least 24 months after the end of each applicable quarter. For further information on our hedges, see Note 8 - Derivatives.

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

Second Amendment and Waiver to Revolving Credit Agreement

On May 6, 2019, the Company entered into a Second Amendment and Waiver (the "Second Amendment") to the Revolving Credit Agreement, pursuant to which the requisite required lenders under the Revolving Credit Agreement waived compliance by the Company with the Current Ratio covenant (as defined in the Revolving Credit Agreement) as of March 31, 2019 in exchange for a customary consent fee. Additionally, the Second Amendment provided for a 25-basis point increase in the interest rate margin applicable to loans under the Revolving Credit Agreement if the Company's ratio of Total Debt to EBITDAX is equal to or greater than 3.00 to 1.00. The Second Amendment also provides that if the Company has available cash and cash equivalents (subject to certain carveouts) in excess of $10 million for a period of at least five consecutive business days, then it must prepay the loans under the Revolving Credit Agreement in the amount of such excess.

Third Amendment to Revolving Credit Agreement

On July 26, 2019, the Company entered into a Third Amendment (the "Third Amendment") to the Revolving Credit Agreement, pursuant to which the requisite required lenders under the Revolving Credit Agreement agreed to reduce the borrowing base to $115 million from $125 million as a part of the scheduled July 1, 2019 redetermination and as a result of the Asset Sales; to give pro forma effect to the Asset Sales for the calculation of EBITDAX, Total Debt, and Current Liabilities at June 30, 2019; and, subject to the consummation of the Asset Sales and the required use of the proceeds, to amend the Current Ratio to be not less than 0.85 to 1.00 on September 30, 2019, rather than the minimum Current Ratio of 1.00 to 1.00 required otherwise. Additionally, the Third Amendment provides for, among other things, an increase in the projected production from proved reserves classified as "Developed Producing Reserves" attributable to the oil and natural gas properties of the Company for which the Company will be required to maintain swap agreements to not less than 75%. The Third Amendment also effected certain other ministerial changes to the Revolving Credit Agreement and required payment by the Company to the lenders of customary fees.

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

On March 5, 2019, the Company entered into a transaction agreement (the "2019 Transaction Agreement") by and among the Company and the Värde Parties pursuant to which, among other matters, the Company issued to the Värde Parties shares of two new series of its preferred stock and shares of its common stock, as consideration for the termination of the Second Lien Credit Agreement and the satisfaction in full, in lieu of repayment in cash, of the Second Lien Term Loan. Specifically, in exchange for satisfaction of the outstanding principal amount of the Second Lien Term Loan, accrued and unpaid interest thereon and the make-whole amount totaling approximately $133.6 million (the "Second Lien Exchange Amount"), the Company issued to the Värde Parties:

•
an aggregate of 55,000 shares of a newly created series of preferred stock of the Company, designated as "Series F 9.00% Participating Preferred Stock" (the "Series F Preferred Stock"), corresponding to $55 million of the Second Lien Exchange Amount based on the aggregate initial Stated Value (as defined in Note 13 - Preferred Stock) of the shares of Series F Preferred Stock;

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

As a result of the satisfaction in full of the Second Lien Term Loan pursuant to the 2019 Transaction Agreement, the Company recorded a gain on extinguishment of debt of $7.1 million, which was recorded as an increase in additional paid in capital due to the Värde Parties, being existing shareholders of the Company.

Interest Expense

The components of interest expense are as follows (in thousands) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30
	2019	2018	2019	2018
Interest on debt	$1,707	$1,078	$3,147	$2,538
Paid-in-kind interest on term loans	—	3,269	1,590	6,437
Amortization of debt financing costs	138	262	279	881
Amortization of discount on term loans	—	3,963	1,657	7,804
Total	$1,845	$8,572	$6,673	$17,660

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

Additionally, the Company has sold to SCM Water an option to acquire the Company's existing water infrastructure, a system which is comprised of approximately 14 miles of pipeline and one SWD well, for cash consideration upon closing, with additional payments based on reaching certain milestones. The Company is actively working on permitting additional SWD well locations. The Company anticipates that the majority of its water will eventually be disposed of through the future SCM Water system at a competitive gathering rate under the agreement. Total cash consideration for the water gathering and disposal infrastructure is $20.0 million. On July 25, 2018, the Company received an upfront non-refundable payment of $10.0 million for the option to acquire its existing water infrastructure and $5.0 million for a prefunded drilling bonus. Additionally, the Company received $2.5 million on October 1, 2018 as a bonus for the grant of an area right-of-way/easement, and the water gathering agreement provided that the Company would receive an additional $2.5 million bonus upon hitting the target of 40,000 barrels per day of produced water.

On March 7, 2019, SCM Water exercised its option to purchase the Company's existing water infrastructure. The Company determined that approximately $11.7 million of the upfront payments were attributable to the sale of the water infrastructure and recorded the exercise of the option as a reduction of deferred liabilities and a reduction of oil and gas properties.

On March 11, 2019, the Company, SCM Water, and ARM Energy Management, LLC ("ARM"), a related company to SCM Water, agreed to amend the terms of the previously negotiated water gathering and disposal agreement and entered into a new crude oil sales contract (See Note 3 - Revenue and Note 19 - Commitments and Contingencies). Under the terms of such agreements, the Company agreed to an increase in salt water disposal rates in exchange for more favorable pricing differentials on the crude oil sales contract, modification on the minimum quantities of crude oil required under the crude oil sales contract, an upfront payment of $2.5 million and the elimination of the potential bonus for hitting a target of 40,000 barrels of produced water per day. The Company determined that the upfront $2.5 million payment was primarily attributable to the crude oil sales contract, and the Company recorded the $2.5 million payment as deferred revenues and will recognize it in income ratably as the crude oil is sold.

Crude Oil Gathering Agreement and Option Agreement

On May 21, 2018, the Company entered into a crude oil gathering agreement and option agreement with SCM. The crude oil gathering agreement (the "Gathering Agreement") enables SCM to (i) design, engineer, and construct a gathering system which will provide gathering services for the Company's crude oil under a tariff arrangement and (ii) gather the Company's crude oil on the gathering system in certain production areas located in Winkler and Loving Counties, Texas and Lea County, New Mexico. Construction of the gathering system has commenced and is expected to be completed during the third quarter of 2019. The Gathering Agreement has a term of 12 years that automatically renews on a year to year basis until terminated by either party.
SCM and the Company also entered into an option agreement (the "Option Agreement") whereby the Company granted an option to SCM to provide certain midstream services related to natural gas in Winkler and Loving Counties, Texas and Lea County, New Mexico, subject to the expiration and terms of the Company's existing gas agreement. The Option Agreement has a term commencing May 21, 2018 and terminating January 1, 2027, pursuant to its one-time option. As consideration for this option, the Company received a one-time payment of $35.0 million, which was recorded in long-term deferred revenue.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019 and 2018, the Company was engaged in the following transactions with certain related parties:

		Six Months Ended June 30,
Related Party	Transactions	2019	2018
		(In thousands)
Directors and Officers:
Värde Partners, Inc. (1)	The Company acquired oil and natural gas interests from VPD, an affiliate of Värde	$—	$10,611
	Receivable balance outstanding as of June 30, 2019 for operating costs associated with VPD's producing wells	158	—
	Revenue payable balance due as of June 30, 2019 for revenue associated with VPD's producing wells	(553)	—
	Total:	$(395)	$10,611

(1) Värde was the lead lender in the Company's Second Lien Term Loan (see Note 10 - Long-Term Debt), is a major stockholder of the Company, and also participated in various transactions in 2018 and during the six months ended June 30, 2019 (which such transactions included the issuance of preferred stock to Värde Parties) (see Note 13 - Preferred Stock).

Additionally, on March 5, 2019, pursuant to the 2019 Transaction Agreement and the related payoff letter, the Company agreed to issue to the Värde Parties shares of two new series of its preferred stock and shares of its common stock, as consideration for the termination of the Second Lien Credit Agreement with the Värde Parties and the satisfaction in full, in lieu of repayment in cash, of the Second Lien Term Loan under the Second Lien Credit Agreement. See Note 10 - Long-Term Debt and Note 13 - Preferred Stock for additional information.

On July 31, 2019, the Company entered into two agreements with affiliates of Värde for the sale of an overriding royalty interest and a non-operated working interest in undeveloped assets. See Note 20 - Subsequent Events for additional information.

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

As of June 30, 2019, the Company accounted for the Series C, D, E and F Preferred Stock at its initial fair value at closing of the 2019 Transaction Agreement, plus cumulative paid-in-kind dividends accrued subsequent to the closing of the transactions contemplated by the 2019 Transaction Agreement, under mezzanine equity in the consolidated balance sheet. The components of each series of preferred stock are summarized in the table below:

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
	(In thousands, except shares)
Balance, January 1, 2019	125,000	$132,296	39,254	$40,729	—	$—	—	$—
Change in carrying value due to modification	—	(46,633)	—	(15,057)	—	—	—	—
Issuance of Preferred Stock in extinguishment of debt	—	—	—	—	60,000	62,115	55,000	46,682
Paid-in-kind dividends	—	6,321	—	1,646	—	1,616	—	1,617
Balance, June 30, 2019	125,000	$91,984	39,254	$27,318	60,000	$63,731	55,000	$48,299

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

Optional Redemption. Subject to the limitations described below and certain additional limitations on partial redemptions, the Company has the right to redeem the Series E Preferred Stock, in whole or in part, at a price per share equal to (i) the Stated Value then in effect multiplied by (A) 110% if the optional redemption date occurs on or prior to March 5, 2020, (B) 105% if the optional redemption date occurs after March 5, 2020 and on or prior to March 5, 2021 and (C) 100% if the optional redemption date occurs after March 5, 2021, plus (ii) accrued and unpaid dividends thereon and any other amounts payable by the Company in respect thereof (the "Series E Optional Redemption Price"). However, for any optional redemption effected in connection with or following a Change of Control (as defined in the Series E Certificate of Designation) or any mandatory redemption in connection with a Change of Control as described below, the Series E Optional Redemption Price will be calculated under clause (C) above, regardless of when the redemption or Change of Control occurs.
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
To comply with the rules of the NYSE American, the Series E Certificate of Designation provides that the number of shares of common stock issuable on conversion of a share of Series E Preferred Stock may not exceed the Stated Value divided by $1.88 (which was the closing price of the common stock on the NYSE American on March 4, 2019) (the "Share Cap"), subject to proportionate adjustment in connection with stock splits and combinations, dividends paid in stock and similar events affecting the outstanding common stock (such price, as so adjusted, the "Initial Market Price"), prior to the receipt of stockholder approval of the issuance of shares of common stock in excess of the Share Cap upon conversion of shares of Series E Preferred Stock. The 2019 Transaction Agreement requires the Company to seek such shareholder approval at its next annual meeting of shareholders. Accordingly, the Company received shareholder approval at its 2019 annual meeting of shareholders held on May 20, 2019.
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

Warrants

The following table provides a summary of the Company's warrant activity for the six months ended June 30, 2019:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2019	5,017,329	$3.83
Forfeited or expired	(615,000)	$3.63
Outstanding at June 30, 2019	4,402,329	$3.86

NOTE 15 - SHARE BASED AND OTHER COMPENSATION

For the six months ended June 30, 2019 and 2018, the Company's share-based compensation consisted of the following (dollars in thousands):

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share based compensation expensed	$349	$5,652	$6,001	$1,238	$4,316	$5,554
Unrecognized share-based compensation costs	$216	$2,860	$3,076	$1,346	$4,777	$6,123
Weighted average amortization period remaining (in years)	1.29	1.19		0.56	0.63

Restricted Stock

A summary of restricted stock grant activity pursuant to the Lilis 2012 Omnibus Incentive Plan (the "2012 Plan") and the 2016 Omnibus Incentive Plan (the "2016 Plan") for the six months ended June 30, 2019, is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2019	953,584	$4.85
Granted	2,879,431	$1.78
Vested and issued	(1,878,929)	$2.25
Forfeited or canceled (1)	(242,486)	$2.32
Outstanding at June 30, 2019	1,711,600	$2.89
(1) Forfeitures are accounted for as and when incurred.

Stock Options

A summary of stock option activity pursuant to the 2016 Plan for the six months ended June 30, 2019, is presented below:

			Stock Options Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2019	5,031,578	$3.81	5,035,317	7.9
Granted	135,000	$2.17
Exercised	—	$—
Forfeited or canceled (1)	(704,144)	$1.64
Outstanding at June 30, 2019	4,462,434	$4.11	4,293,401	7.5
(1) Forfeitures are accounted for as and when incurred.

During the six months ended June 30, 2019, options to purchase 135,000 shares of the Company's common stock were granted under the 2016 Plan. The weighted average fair value of these options was $1.47 utilizing the weighted average expected term of 10 years, expected volatility of 30%, no expected dividends, and risk-free interest rate of 2.67%.

NOTE 16 - INCOME (LOSS) PER COMMON SHARE

The following table shows the computation of basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(2,270)	$(31,208)	$(24,962)	$(18,962)
Dividends on preferred stock	(6,375)	(2,465)	(11,200)	(4,117)
Unallocated net income (loss)	$(8,645)	$(33,673)	$(36,162)	$(23,079)

Numerator for basic earnings (loss) per share:
Net income (loss) attributable to common stockholders	$(8,645)	$(33,673)	$(36,162)	$(23,079)
Net income attributable to preferred stockholders	—	—	—	—
Allocated net income (loss)	$(8,645)	$(33,673)	$(36,162)	$(23,079)

Denominator for basic loss per share:
Basic weighted average common shares outstanding	91,012,030	64,098,309	84,500,414	57,801,098
Basic weighted average number of common shares outstanding for if-converted participating preferred stock	—	—	—	—

Net loss per share:
Basic attributable to common stockholders	$(0.09)	$(0.53)	$(0.43)	$(0.40)
Attributable to if-converted preferred stockholders	$—	$—	$—	$—

Numerator for diluted loss per share:
Net income (loss) attributable to common stockholders	$(8,645)	$(33,673)	$(36,162)	$(23,079)
Add: interest expense on convertible Second Lien Term Loan	—	—	—	—
Less: gain on fair value change of embedded derivatives associated with Second Lien Term Loan	—	—	—	—
Net loss attributable to common stockholders	$(8,645)	$(33,673)	$(36,162)	$(23,079)

Denominator for diluted net loss per share:
Basic weighted average common shares outstanding	91,012,030	64,098,309	84,500,414	57,801,098
Dilution effect of if-converted Second Lien Term Loan	—	—	—	—
Diluted weighted average common shares outstanding	91,012,030	64,098,309	84,500,414	57,801,098

Net loss per share - diluted:
Common shares (diluted)	$(0.09)	$(0.53)	$(0.43)	$(0.40)

The Company excluded the following shares from the diluted loss per share calculations above because they were anti-dilutive at June 30, 2019 and 2018:

	June 30,
	2019	2018
Stock Options	4,462,434	5,501,150
Series C Preferred Stock	—	20,312,607
Stock Purchase Warrants	4,402,329	6,710,056
Series E Preferred Stock	24,646,563	—
Conversion of term loans	—	23,970,219
	33,511,326	56,494,032

NOTE 17 - SUPPLEMENTAL NON-CASH TRANSACTIONS

The following table presents the supplemental disclosure of cash flow information for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Non-cash investing and financing activities excluded from the statement of cash flows:
Issued shares of common stock and preferred stock upon extinguishment of debt and modification of Series C Preferred Stock and Series D Preferred Stock	$141,787	$—
Common stock issued for acquisition of oil and gas properties	$—	$24,778
Deferred revenue realized upon purchase option exercise	$11,700	$—
Change in capital expenditures for drilling costs in accrued liabilities	$1,035	$5,859
Accrued cumulative paid in kind dividends on preferred stock	$11,200	$4,117
Change in asset retirement obligations	$43	$66

NOTE 18 - SEGMENT INFORMATION

Operating segments are defined as components of an entity that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and are regularly evaluated by the chief operating decision maker for the purposes of allocating resources and assessing performance. The Company currently has only one reportable operating segment, which is oil and gas development, exploration and production, for which the Company has a single management team that allocates capital resources to maximize profitability and measures financial performance as a single entity.

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

Environmental and Governmental Regulation

As of June 30, 2019, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and natural gas industry are extensively regulated by federal, state, and local governments and regulatory agencies in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, taxation, and various other matters. Oil and natural gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of June 30, 2019, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect on the financial condition of the Company.

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

NOTE 20 - SUBSEQUENT EVENTS

Scheduled Borrowing Base Redetermination at July 1, 2019 and Third Amendment to the Revolving Credit Agreement

As described in Note 10 - Long-Term Debt, on July 26, 2019, the Company entered into the Third Amendment to its Revolving Credit Agreement, pursuant to which the lenders under the Revolving Credit Agreement agreed to reduce the borrowing base to $115 million from $125 million as a part of the scheduled July 1, 2019 redetermination and as a result of the Asset Sales; to give pro forma effect to the Asset Sales in the calculation of EBITDAX, Total Debt, and Current Liabilities at June 30, 2019; and, subject to the consummation of the Asset Sales and the required use of the proceeds, to amend the Current Ratio (as defined in the Revolving Credit Agreement) to be not less than 0.85 to 1.00 on September 30, 2019, rather than the minimum Current Ratio of 1.00 to 1.00 required otherwise. Additionally, the Third Amendment provides for, among other things, an increase in the projected production from proved reserves classified as "Developed Producing Reserves" attributable to the oil and natural gas properties of the Company for which the Company will be required to maintain swap agreements to not less than 75%. The Third Amendment also effected certain other ministerial changes to the Revolving Credit Agreement and required payment by the Company to the lenders of customary fees.

Sales of ORRI and Non-Operated Working Interests

The Company entered into two agreements with Winkler Lea Royalty, L.P. ("WLR") and Winkler Lea WI, L.P. ("WLWI") for the sale of an overriding royalty interest and a non-operated working interest in undeveloped assets, respectively, for combined cash proceeds of $39.0 million, including WLWI's drilling advance (the "Asset Sales"). WLR and WLWI are affiliates of Värde, a related party.

Sale of ORRI

On July 31, 2019, the Company entered into a Purchase and Sale Agreement (the “ORRI Agreement”) by and between the Company and WLR, pursuant to which the Company sold to WLR an overriding royalty interest (the “ORRI”) in approximately 1,446 net royalty acres in Winkler and Loving Counties, Texas, and Lea County, New Mexico. The overriding royalty interest is equal to the positive difference, if any, between 25% and existing royalties and other burdens, subject to proportionate reduction and the other terms and conditions set forth in the instrument of conveyance. The ORRI Agreement provides the Company with a right or obligation, as applicable, to repurchase all, but not less than all, of the ORRI for a period of three years, and also includes certain limitations on WLR’s right to transfer the ORRI during such three year period.

Sale of Non-Operating Working Interests

On July 31, 2019, the Company entered into a Purchase and Sale Agreement (the "WI Agreement") by and between the Company and WLWI, pursuant to which the Company sold an undivided 49% of its right, title and interest in approximately 749 net acres in Winkler and Loving Counties, Texas. The WI Agreement provides that the Company must drill, complete and equip five commitment wells after closing. Contemporaneously with the purchase, WLWI funded its proportionate share of the development costs to drill, complete and equip such commitment wells. The WI Agreement provides the Company with a right or obligation, as applicable, to repurchase all, but not less than all, of the interest for a period of three years, and also includes certain limitations on WLWI’s right to transfer the interest during such three year period.

The combined proceeds from the Asset Sales of $39.0 million will be used to repay borrowings on the Revolving Credit Agreement and to fund other working capital needs.

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
Second Quarter 2019 Operational and Financial Highlights

•
Increased net sales production volumes by 32% to 6,341 BOE/d (including a 50% increase in crude oil production to 3,925 BO/d) for the three months ended June 30, 2019, as compared to same period in 2018.

•
Completed three of the five 2018 DUC wells, Haley #1H, Haley #2H, and NE Axis #2H, in the second quarter. We expect future production from these wells will continue to positively impact 2019 results due to the benefits of our newly effective crude oil transportation contracts.

•	Reduced production costs, excluding work over costs, by 24% to $4.99 per BOE compared to $6.59 per BOE for the same period in 2018 through reductions in saltwater disposal.

•
Reduced crude transportation costs from approximately $5.15 per Bbl at December 31, 2018, to approximately $0.75 per Bbl in June 2019 through continued focus on improvements in our infrastructure and sale agreements. Realized oil pricing increased to 93% of WTI for the three months ended June 30, 2019, versus 84% of WTI in the previous three months.

•	Commodity sales volume mix of 73% Liquids, including 62% crude oil, for the three months ended June 30, 2019, resulting in 98% of our revenue attributable to Liquids sales during the second quarter.

•
Increased June 30, 2019 proved reserves by 14% as compared to June 30, 2018 proved reserves. Our proved reserves at June 30, 2019 were approximately 43 MMBOE with 69% of our proved reserves comprised of liquids (53% oil and 16% NGLs).

•
Continued focus on overall cost reductions and efficiencies, which included commencing the consolidation of the Company's operations in its Fort Worth location and beginning the process of closing its Houston and San Antonio offices. As a result of the office closures, the Company has reduced overall headcount by approximately 15% and expects to recognize significant reductions in G&A expense going forward.

•
Towards the end of the second quarter, the Company temporarily suspended drilling and completion operations and turned its focus to optimizing production and efficiencies. For the three months ended June 30, 2019, our BOE/d produced increased by 4.7% and our BO/d produced increased by 11.0% compared to the first quarter of 2019.

Subsequent Events Highlights

•
Completed the sale of an overriding royalty interest in certain producing and non-producing assets consisting of approximately 1,446 net royalty acres in Winkler and Loving Counties, Texas, and Lea County, New Mexico, and the sale of a working interest in certain undeveloped assets in Winkler and Loving Counties, Texas (the "Asset Sales"), for cash proceeds of approximately $39.0 million. In connections with the sale of the working interest, our partner prefunded its net portion of drilling and completion costs for 5 gross wells to be drilled over the next 9 months. After giving effect to the Asset Sales, Lilis will own 75% net revenue interest in such units. The Asset Sales include a Company option to buyback or earn back all, but not less than all, of both interests through the first three years from closing. Proceeds from the Asset Sales will be used to reduce our first lien debt balance, decrease outstanding payables, and allow the Company to carefully continue drilling and completion operations in the third quarter, managing future growth organically.

•
Closed our July borrowing base redetermination reducing the borrowing base to $115 million from $125 million, after giving effect to the Asset Sales. Approximately $18.0 million in proceeds from the Asset Sales were used to repay the credit facility, increasing liquidity by $8.0 million and freeing up approximately $10.0 million in borrowing base capacity at close.

Results of Operations – For the Three and Six Months Ended June 30, 2019 and 2018

Current Operations Update

During the six months ended June 30, 2019, four horizontal wells were placed on production. As of June 30, 2019, we have 42 wells, of which 24 horizontal wells and 14 legacy vertical wells were producing and flowing to sales. We are near completion of permitting two wells in New Mexico planned for drilling in 2019.

To continue increasing production and enhance performance, the Company is installing artificial lifts on select wells.  Currently, nine wells have been placed on artificial lift, with two additional wells targeted by the end of the third quarter.

In July, we temporarily shut-in four of our wells to remain within flaring regulations. The wells were being flared due to the presence of hydrogen sulfide in the natural gas stream, resulting in a quality specification that could not be treated and processed by our midstream operator.  The combined production associated with these four wells affecting third quarter production is approximately 567 net BO/d per day. Although our midstream operator has sufficient capacity for our production, the natural gas in these four wells does not meet quality specifications.  The Company is exploring and testing a variety of solutions to treat the gas in order to meet the quality specifications and bring the wells back online. In addition to treating solutions, the Company is currently applying for extended flaring permits with the Texas Railroad Commission in an effort to minimize the impact on third quarter production numbers. We expect these wells to be placed back into service during the third quarter. The artificial lifts installed on select wells are expected to counteract the disruptions from the shut-in wells.

Effective March 1, 2019, the Company began selling its crude oil under a single long-term contract with a term that extends to at least December 31, 2024. The purchaser's commitment has a quantity-based limit set forth in the contract, measured in barrels per day, with the maximum quantity commitment increasing at periodic intervals over the life of the contract to coincide with the Company's expected growth in production. Pursuant to the long-term contract, pricing is based on posted indexes for crude oil of similar quality, with a differential based on pipeline delivery to Houston.

In May 2018, we engaged SCM to implement a gathering system to transport our crude oil production.  The initial system is not yet fully in service and we anticipate commissioning with a majority of our crude oil flowing through the gathering system in the fourth quarter.

Oil, Natural Gas and NGL Sales

The following table sets forth selected revenue and sales volume data for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Variance	%
Net sales volume:
Oil (Bbl)	357,176	238,772	118,404	50%
Natural gas (Mcf)	923,910	746,612	177,298	24%
NGL (Bbl)	65,903	74,050	(8,147)	(11)%
Total (BOE)	577,064	437,257	139,807	32%
Average daily sales volume (BOE/d)	6,341	4,805	1,536	32%
Average realized sales price:
Oil ($/Bbl)	$55.95	$59.70	$(3.75)	(6)%
Natural gas ($/Mcf)	0.38	1.53	(1.15)	(75)%
NGL ($/Bbl)	18.82	28.16	(9.34)	(33)%
Total ($/BOE)	$37.38	$39.98	$(2.60)	(7)%
Oil, natural gas and NGL revenues (in thousands):
Oil revenue	$19,982	$14,254	$5,728	40%
Natural gas revenue	350	1,144	(794)	(69)%
NGL revenue	1,240	2,085	(845)	(41)%
Total revenue	$21,572	$17,483	$4,089	23%

Sales Volumes and Revenues

Total sales volume increased 32% to 577,064 BOE during the three months ended June 30, 2019, compared to 437,257 BOE during the same period in 2018, an increase of 139,807 BOE. The increase in total sales volume was primarily the result of nine additional wells placed on production since the second quarter of 2018. Total revenue increased $4.1 million to $21.6 million for the three months ended June 30, 2019, as compared to $17.5 million for the three months ended June 30, 2018, representing a 23% increase, which was primarily the result of increased sales volume. The revenue from increased sales volumes was partially offset by lower realized prices for oil, natural gas, and NGLs for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018.

The following table sets forth selected revenue and sales volume data for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Variance	%
Net sales volume:
Oil (Bbl)	674,845	447,211	227,634	51%
Natural gas (Mcf)	1,842,517	1,160,644	681,873	59%
NGL (Bbl)	140,349	108,487	31,862	29%
Total (BOE)	1,122,281	749,139	373,142	50%
Average daily sales volume (BOE/d)	6,200	4,139	2,061	50%
Average realized sales price:
Oil ($/Bbl)	$51.39	$60.02	$(8.63)	(14)%
Natural gas ($/Mcf)	1.02	1.75	(0.73)	(42)%
NGL ($/Bbl)	19.32	27.66	(8.34)	(30)%
Total ($/BOE)	$34.99	$42.55	$(7.56)	(18)%
Oil, natural gas and NGL revenues (in thousands):
Oil revenue	$34,683	$26,843	$7,840	29%
Natural gas revenue	1,876	2,034	(158)	(8)%
NGL revenue	2,711	3,001	(290)	(10)%
Total revenue	$39,270	$31,878	$7,392	23%

Sales Volumes and Revenues

Total sales volume increased 50% to 1,122,281 BOE during the six months ended June 30, 2019, compared to 749,139 BOE during the same period in 2018, an increase of 373,142 BOE. The increase in total sales volume was primarily due to nine additional wells placed on production since the second quarter of 2018. Total revenue increased $7.4 million to $39.3 million for the six months ended June 30, 2019, as compared to $31.9 million for the six months ended June 30, 2018, representing a 23% increase, which is primarily attributable to increased sales volumes. The revenue from increased sales volumes was partially offset by lower realized prices for the oil, natural gas, and NGLs for the six-month period ended June 30, 2019, as compared to the six-month period ended June 30, 2018.

Operating Expenses

The following table shows a comparison of operating expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Variance	%
Operating Expenses per BOE:
Production costs	$6.69	6.83	$(0.14)	(2)%
Gathering, processing and transportation	2.14	1.99	0.15	8%
Production taxes	1.94	1.88	0.06	3%
General and administrative	16.26	16.88	(0.62)	(4)%
Depreciation, depletion, amortization and accretion	15.92	13.17	2.75	21%
Total operating expenses per BOE	$42.95	$40.75	$2.20	5%

Operating Expenses (in thousands):
Production costs	$3,859	$2,984	$875	29%
Gathering, processing and transportation	1,235	872	363	42%
Production taxes	1,119	821	298	36%
General and administrative	9,383	7,380	2,003	27%
Depreciation, depletion, amortization and accretion	9,188	5,759	3,429	60%
Total operating expenses	$24,784	$17,816	$6,968	39%

Production Costs

Production costs increased by $0.9 million, or 29%, to $3.9 million for the three months ended June 30, 2019, compared to $3.0 million for the three months ended June 30, 2018, primarily due to an increase in producing wells. Our production costs on a per BOE basis decreased $0.14, or 2%, from $6.83 per BOE for the three months ended June 30, 2018, to $6.69 for the three months ended June 30, 2019. The decrease in production costs per BOE is mainly due to the saltwater disposal agreement which lowered costs beginning in March 2019, partially offset by increased contract labor and workover charges.

Gathering, Processing and Transportation

Gathering, processing and transportation costs increased by $0.4 million to $1.2 million for the three months ended June 30, 2019, compared to $0.9 million during the same period in 2018. This cost increase was primarily the result of higher sales volumes of natural gas. The cost on a per BOE basis increased 8% from $1.99 for the three months ended June 30, 2018, to $2.14 for the three months ended June 30, 2019, primarily attributable to higher per BOE costs under our long-term natural gas purchase contract as compared to the short-term natural gas contract in the prior year.

Production Taxes

Production taxes increased $0.3 million to $1.1 million for the three months ended June 30, 2019, compared to $0.8 million for the same period in 2018. On a per BOE basis, production taxes increased by 3% to $1.94 per BOE for the three months ended June 30, 2019, from $1.88 per BOE for the three months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses ("G&A") increased by $2.0 million to $9.4 million for the three months ended June 30, 2019, as compared to $7.4 million for the same period in 2018. The increase of $2.0 million in G&A was primarily attributable to one time severance payments made in the second quarter of 2019.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion and amortization ("DD&A") expense increased by $3.4 million to $9.2 million for the three months ended June 30, 2019, compared to $5.8 million during the same period in 2018. DD&A expense increased due to a higher depletion rate of $15.92 per BOE and higher sales volumes of 577,064 BOE during the three months ended June 30, 2019, as compared to a depletion rate of $13.17 per BOE and sales volumes of 437,257 BOE for the same period in 2018. Our DD&A rate on a BOE basis increased by 21%, which is primarily attributable to a 14% increase in future development costs despite a decrease to 42 PUD locations since June 30, 2018.

The following table shows a comparison of operating expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Variance	%
Operating Expenses per BOE:
Production costs	$7.68	$8.34	$(0.66)	(8)%
Gathering, processing and transportation	2.15	1.78	0.37	21%
Production taxes	1.80	2.23	(0.43)	(19)%
General and administrative	16.98	23.82	(6.84)	(29)%
Depreciation, depletion, amortization and accretion	15.45	13.88	1.57	11%
Total operating expenses per BOE	$44.06	$50.05	$(5.99)	(12)%

Operating Expenses (in thousands):
Production costs	$8,623	$6,247	$2,376	38%
Gathering, processing and transportation	2,413	1,334	1,079	81%
Production taxes	2,025	1,671	354	21%
General and administrative	19,062	17,844	1,218	7%
Depreciation, depletion, amortization and accretion	17,342	10,400	6,942	67%
Total operating expenses	$49,465	$37,496	$11,969	32%

Production Costs

Production costs increased by $2.4 million, or 38%, to $8.6 million for the six months ended June 30, 2019, compared to $6.2 million for the six months ended June 30, 2018, primarily due to an increase in producing wells. Our production costs on a per BOE basis decreased by $0.66, or 8%, to $7.68 for the six months ended June 30, 2019, as compared to $8.34 per BOE for the six months ended June 30, 2018. The decrease in production costs per BOE is primarily the result of the saltwater disposal agreement which lowered costs beginning in March 2019, partially offset by increased contract labor and workover charges relative to sales.

Gathering, Processing and Transportation

Gathering, processing and transportation costs increased by $1.1 million to $2.4 million for the six months ended June 30, 2019, compared to $1.3 million during the same period in 2018. This cost increase was primarily the result of higher sales volumes of natural gas. The cost on a per BOE basis increased 21% from $1.78 for the six months ended June 30, 2018, to $2.15 for the six months ended June 30, 2019, primarily attributable to higher per BOE costs under our long-term natural gas purchase contract as compared to the short-term natural gas contract in the comparative period.

Production Taxes

Production taxes increased $0.4 million to $2.0 million for the six months ended June 30, 2019, compared to $1.7 million for the same period in 2018. On a per BOE basis, production taxes declined to $1.80 per BOE for the six months ended June 30, 2019, a 19% decrease from the $2.23 per BOE for the six months ended June 30, 2018, primarily due to nine additional wells located in Texas that came online since June 30, 2018. Sales of production from New Mexico wells previously made up a larger proportion of total sales and are subject to higher tax rates than sales in Texas.

General and Administrative Expenses

General and administrative expenses ("G&A") increased by $1.2 million to $19.1 million for the six months ended June 30, 2019, as compared to $17.8 million for the six months ended June 30, 2018. The increase of $1.2 million in G&A was primarily attributable to an increase of $0.8 million in nonrecurring personnel expenses including severance and bonus costs. As well as an increase in directors fees of $0.4 million.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, and amortization ("DD&A") expense was $17.3 million during the six months ended June 30, 2019, compared to $10.4 million during the six months ended June 30, 2018, an increase of $6.9 million, or 67%. DD&A expense increased due to a 50% sales volume increase of 373,142 BOE to 1,122,281 BOE during the six months ended June 30, 2019, from 749,139 BOE during the six months ended June 30, 2018. Our DD&A rate increased by 11% to $15.45 per BOE during the six months ended June 30, 2019 from $13.88 per BOE during the six months ended June 30, 2018, primarily due to changes in PUD well counts and future development costs.

Other Expenses

The following table shows a comparison of other expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Variance	%
	(In Thousands)
Other income (expense):
Other income (expense)	$(114)	$—	$(114)	100%
Gain (loss) from commodity derivatives, net	2,901	(2,802)	5,703	(204)%
Change in fair value of financial instruments	—	(19,501)	19,501	(100)%
Interest expense	(1,845)	(8,572)	6,727	(78)%
Total other income (expenses)	$942	$(30,875)	$31,931	(103)%

Gain (Loss) from Commodity Derivatives

Gain on our commodity derivatives increased by $5.7 million during the three months ended June 30, 2019, which primarily resulted from fluctuations in the underlying commodity prices versus fixed hedge prices and the monthly settlement of the hedged instruments. During the three months ended June 30, 2019, we had unrealized net gains of $4.5 million on mark-to-market adjustments on unsettled positions, which were partially offset by net losses of $1.6 million on cash settlement and resulted in a net gain of $2.9 million. During the three months ended June 30, 2018, our net loss from commodity derivatives consisted primarily of net losses of $0.7 million on cash settlements and a loss of $2.1 million on mark-to-market adjustments on unsettled positions.

Change in Fair Value of Financial Instruments

During the three months ended June 30, 2019 and 2018, the fair value change of $19.5 million is a result of no longer having embedded derivatives as the Second Lien Credit Agreement was terminated on March 5, 2019. Refer to Note 10 - Long Term Debt for details on the termination of the Second Lien Credit Agreement. The fair value change of $19.5 million recorded during the three months ended June 30, 2018, was primarily attributed to the increase in the Company stock price from $3.97 per share at March 31, 2018, to $5.20 per share at June 30, 2018.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $1.8 million compared to $8.6 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, we incurred interest expense of $1.8 million, which included $1.7 million from the Revolving Credit Agreement and $0.1 million of amortized debt issuance costs. For the three months ended June 30, 2018, we incurred interest expense of $1.1 million for quarterly interest payments on the $50 million term loans outstanding during the period, $3.3 million of paid-in-kind interest, $4.0 million of amortized debt discount and $0.3 million of amortized debt issuance costs.

The following table shows a comparison of other expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Variance	%
	(In Thousands)
Other income (expense):
Gain (Loss) from commodity derivatives, net	$(7,676)	$(4,572)	$(3,104)	68%
Change in fair value of financial instruments	(335)	8,887	(9,222)	(104)%
Interest expense	(6,673)	(17,660)	10,987	(62)%
Other income (expense)	(83)	1	(84)	(8400)%
Total other income (expenses)	$(14,767)	$(13,344)	$(1,423)	11%

Gain (Loss) from Commodity Derivatives

Loss on our commodity derivatives increased by $3.1 million, or 68% during the six months ended June 30, 2019, which primarily resulted from fluctuations in the underlying commodity prices versus fixed hedge prices and the monthly settlement of the hedging instruments. During the six months ended June 30, 2019, our net loss from commodity derivatives consisted primarily of net losses of $3.2 million on cash settlements and $4.5 million on mark-to-market adjustments on unsettled position. During the six months ended June 30, 2018, our net loss from commodity derivatives consisted primarily of net losses of $1.3 million on cash settlements and $3.2 million on mark-to-market adjustments on unsettled position.

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

Interest Expense

Interest expense for the six months ended June 30, 2019 was $6.7 million compared to $17.7 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, we incurred interest expense of $6.7 million, which included $3.1 million from the Revolving Credit Agreement, $1.6 million of paid-in-kind ("PIK") interest, $1.7 million related to amortized debt discount on our Second Lien Term Loan and $0.3 million of amortized debt issuance costs. For the six months ended June 30, 2018, we incurred interest expense of $17.7 million, which included $2.5 million for quarterly interest payments on notes payable and term loans, $6.4 million of PIK interest, $7.8 million related to amortized debt discount on our Second Lien Term Loan and $0.9 million of amortized debt issuance costs.

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

We believe our financial position provides the financial flexibility to fund our currently planned 2019 capital expenditures. During the six months ended June 30, 2019, we raised an incremental $19.5 million in available capital through an increase of the borrowing base of our Revolving Credit Agreement and the receipt of a bonus payment from the water gathering and disposal agreement with SCM Water. The borrowing base on our Revolving Credit Agreement was increased to $125 million from $108 million on March 5, 2019, in conjunction with the exchange transaction that eliminated the Second Lien Term Loan. Borrowings from the Revolving Credit Agreement are used for general corporate purposes and to fund the Company's drilling plan. On March 29, 2019, we received a $2.5 million bonus payment related to an amendment to our previously executed water gathering and disposal agreement with SCM Water. Proceeds from the bonus payment were used for general corporate purposes.

During the six months ended June 30, 2019, we improved our capital structure through the exchange and conversion of our outstanding Second Lien Term Loan with a face value of approximately $133.6 million for a combination of preferred stock and common stock, of which $60.0 million was converted into Series E Preferred Stock, $55.0 million was converted into Series

F Preferred Stock, and $18.6 million was converted into common stock based on a $1.88 per share issuance price. Additionally, the conversion features and voting rights on the existing Series C Preferred Stock and Series D Preferred Stock were eliminated in exchange for the issuance of 7.75 million shares of our common stock. The net dilution of our common stockholders was decreased by approximately 12 million shares as the result of the conversion of the Second Lien Term Loan and the elimination of the conversion features on the Series C Preferred Stock and the Series D Preferred Stock.

In July 2019, we entered into agreements to sell an overriding royalty interest in certain drilling units and to convey a non-operated working interest in certain non-producing acreage for certain specified wells to affiliates of Värde for $39.0 million. Proceeds from the sales were used to repay borrowings on the Revolving Credit Agreement and to reduce accounts payable.

Also in July 2019, we entered into the Third Amendment to the Revolving Credit Agreement, which provided for the July 1, 2019 scheduled redetermination of the borrowing base under the Revolving Credit Agreement and reduced the borrowing base amount to $115 million from the previously in effect $125 million. Following the Third Amendment, the Company has approximately $105 million outstanding on the $115 million borrowing base and $10 million that remains available for borrowing, compared to $123 million outstanding on the $125 million borrowing base with $2 million available on June 30, 2019.

In connection with the consummation of the Asset Sales, the Third Amendment to the Revolving Credit Agreement provides for the calculation of EBITDAX, Total Debt and Current Liabilities as of and for the period ended June 30, 2019, giving pro forma effect to the Asset Sales and the use of the proceeds. The Third Amendment also amended the current ratio covenant to provide that, subject to the consummation of the Asset Sales and the required use of the proceeds, the Company's Current Ratio as of September 30, 2019, may not be less than 0.85 to 1.00, rather than 1.00 to 1.00 as required for other future measurement dates.

As of June 30, 2019, the Company was in compliance with all debt covenants, as required by the Revolving Credit Agreement, when calculating EBITDAX, Total Debt and Current Liabilities giving pro forma effect to the Asset Sales as permitted by the Third Amendment to the Revolving Credit Agreement.

Based upon current commodity price expectations for 2019 and 2020, we believe that our cash flow from operations, proceeds from sales of oil and gas properties, and available capacity on our Revolving Credit Agreement, will be sufficient to fund our drilling and completion operations over the next 12 months, including our working capital requirements. However, future cash flows are subject to a number of variables, including uncertainty in forecasted production volumes and commodity prices. We are the operator of 100% of our 2019 operational capital program, and, as a result, the amount and timing of a substantial portion of our capital expenditures is discretionary. We expect that our 2019 capital program will provide us with discretion in the pace and scale of spending. Accordingly, we may determine it prudent to curtail drilling and completion operations due to capital constraints or reduced returns on investment as a result of commodity price weakness.

Information about our cash flows for the six months ended June 30, 2019 and 2018, are presented in the following table (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash provided by (used in):
Operating activities	$(13,066)	$42,210
Investing activities	(48,268)	(145,980)
Financing activities	47,208	113,706
Net change in cash, cash equivalents	$(14,126)	$9,936

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $13.1 million, compared to net cash provided by operating activities of $42.2 million in the same period in 2018. The $13.1 million used in operating activities was primarily used for payments of accounts payable.

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $48.3 million, compared to $146.0 million for the same period in 2018. The $48.3 million in cash used for investing activities during the six months ended June 30, 2019, was primarily attributable to the following:

•	approximately $48.6 million in drilling and completion costs; partially offset by

•	approximately $0.3 million in proceeds from the sale of assets.

Capital Expenditure Breakdown

During the six months ended June 30, 2019, the drilling and completions capital cost incurred was $47.9 million, comprised of $29.0 million on DUC wells, $9.1 million related to the 2018 drilling program, and $9.8 million related to the 2019 drilling program.

At December 31, 2018, we had six DUC wells. Although completion costs were incurred on all six DUC wells during the first half of 2019, four wells were placed on production. Four DUC wells, the Oso #1H, Haley #1H, Haley #2H, and NE Axis #2H, have been completed and placed on production in 2019. These four wells are expected to significantly increase sales volume and revenue for the remainder of 2019. We expect future production from these wells will continue to positively impact 2019 results due to the benefits of our newly effective crude oil transportation contracts.

2018 Capital Plan - DUC Wells (In thousands)
OSO #1H	$7,963
HALEY #1H	1,980
HALEY #2H	1,942
NE AXIS #2H	3,523
NW AXIS #1H	6,547
OX #1 H-R	7,082
Total 2018 Capital Plan - DUC Wells	$29,037

2019 Capital Plan (In thousands)
KUDU A #2H	$4,623
KUDU B #2H	4,577
OTHER PROJECTS	596
Total Capital 2019 Plan	$9,796

During the six months ended June 30, 2019, the Company also incurred another $9.1 million relating to various other wells from the 2018 Capital Plan.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $47.2 million compared to cash provided by financing activities of $113.7 million during the same period in 2018. The $47.2 million in net cash provided by financing activities included $47.6 million in net proceeds from drawdowns on the Revolving Credit Agreement.

Increase in Borrowing Base on our Revolving Credit Agreement

The borrowing base on our Revolving Credit Agreement was increased to $125.0 million from $108.0 million on March 5, 2019, in conjunction with the exchange transaction that eliminated the Second Lien Term Loan.

Subsequently, in July 2019, the borrowing base was reduced to $115.0 million from $125.0 million in conjunction with the Asset Sales and the Third Amendment to the Revolving Credit Agreement.

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

The elimination of the Second Lien Term Loan and the elimination of the convertibility features and the voting rights of the Series C Preferred Stock and the Series D Preferred Stock significantly improved our capital structure, including:

•	Reduced our indebtedness by $133.6 million;

•	Decreased fully diluted share count by approximately 12 million shares;

•	Eliminated near-term cash service, as all series of preferred stock have PIK options;

•	Eliminated the 2021 maturity of the Second Lien Term Loan and extended the maturity of the Revolving Credit Agreement to 2023, resulting in no scheduled principal repayments required until 2023; and

•	Eliminated conversion features associated with the Second Lien Term Loan, Series C Preferred Stock, and Series D Preferred Stock and reduced Series C Preferred Stock redemption premium.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Commitments and Contractual Obligations

There have been no material changes in our contractual obligations during the three and six months ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including risks relating to changes in commodity prices, interest rate risk, customer credit risk and currency exchange rate risk, as discussed below.

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

During the three and six months ended June 30, 2019, our realized prices for liquids (crude oil and NGLs) continued to show significant improvement over the lows realized in January 2019, due largely to the rise in market index prices. Our realized oil price also continued to benefit from sales under the Company's Crude Oil Gathering Agreement with SCM, which commenced March 1, 2019. Conversely, our realized natural gas prices saw a sharp decline beginning in April 2019 due primarily to the oversupply in the market combined with industry-wide infrastructure constraints in our operating region.

During the three months ended June 30, 2019, the oil prices we received ranged from a low of $49.19 per barrel to a high of $61.66 per barrel. The NGL prices we received in the period ranged from a low of $0.28 per gallon to a high of $0.55 per gallon. Natural gas prices during the period ranged from a low of $0.36 per MCF to a high of $0.39 per MCF. During the six months ended June 30, 2019, the oil prices we received ranged from a low of $37.33 per barrel to a high of $61.66 per barrel. The NGL prices we received ranged from a low of $0.28 per gallon to a high of $0.56 per gallon. Our realized natural gas prices ranged from a low of $0.36 per MCF to a high of $1.97 per MCF.

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

Interest Rate Risk

As of June 30, 2019, we had $123 million outstanding under our Revolving Credit Agreement with an applicable margin that varies from 2.75% to 3.25%. In addition, holders of our shares of Preferred Stock are entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears at an average annual rate of 9.07% of the Stated Value until maturity.

Currently, we do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $8.8 million at June 30, 2019, and through actual and accrued receivables from our joint interest partners of approximately $11.9 million at June 30, 2019. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended June 30, 2019, sales to two customers, ARM Energy Management, LLC, and Lucid Energy Delaware, LLC, accounted for approximately 93%, and 7% of our revenue, respectively. For the six months ended June 30, 2019, sales to three customers, ARM Energy Management, LLC, Texican Crude & Hydrocarbon, LLC, and Lucid Energy Delaware, LLC, accounted for approximately, 69%, 21% and 10% of our revenue, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the issuer's management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required under the Exchange Act, at the end of the period we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b), 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019.

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

Item 1A. Risk Factors

Please refer to Item 1A. Risk Factors in our Annual Report. There were no material changes to our risk factors during the six months ended June 30, 2019.

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

None.

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

10.4
Second Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of May 6, 2019, among Lilis Energy, Inc., the subsidiaries of Lilis Energy, Inc. party thereto as guarantors, BMO Harris Bank, N.A., as administrative agent for the Lenders, and the other lenders party thereto. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed on May 9, 2019).

10.5	Separation and Release Agreement for Ronald D. Ormand (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 6, 2019).
10.6
Third Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of July 26, 2019, among Lilis Energy, Inc., the subsidiaries of Lilis Energy, Inc. party thereto as guarantors, BMO Harris Bank, N.A., as administrative agent for the Lenders, and the other lenders party thereto.

10.7
Purchase and Sale Agreement by and between Lilis Energy, Inc. and Winkler Lea WI, L.P. dated July 31, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2019).

10.8
Purchase and Sale Agreement by and between Lilis Energy, Inc. and Winkler Lea Royalty, L.P. dated July 31, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 5, 2019).

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

Lilis Energy, Inc.

Date: August 8, 2019	By:	/s/ Joseph C. Daches
Joseph C. Daches
Interim Chief Executive Officer, President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)