Form 10-K/A
period 2019-12-31
LILIS ENERGY, INC.
filed 2020-05-14
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Lilis Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On March 27, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until April 30, 2020, and therefore relied on the Order, because, due to the outbreak and spread of the COVID-19 coronavirus, all of the Company’s employees have been working remotely, which resulted in a delay in the preparation and completion of the Company’s financial statements for the fiscal year ended December 31, 2019. In addition, the Company has experienced significant disruptions in communications and interactions between the Company and its professional advisors as a result of the impact of the COVID-19 coronavirus.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act of 1934, as amended, the Company is including in this Amendment currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal chief executive officer and principal chief financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information or disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Item 15. Exhibits, Financial Statement Schedules

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

4.15	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K filed on April 30, 2020).
10.1	Recovery Energy, Inc. 2012 Equity Incentive Plan dated August 31, 2012, as amended (incorporated herein by reference to Appendix B to the Company’s definitive proxy filed on December 15, 2015).
10.2	Form of Convertible Note Purchase Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
10.3	Form of Note Exchange Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 5, 2016).
10.4	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.5	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
10.6†	Employment Agreement with Ronald Ormand, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 8, 2016).
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

10.29
Crude Oil Gathering Agreement, dated May 21, 2018 by and among the Company and Salt Creek Midstream, LLC (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on April 30, 2020).

10.30
Option Agreement, dated May 21, 2018, by and among the Company and Salt Creek Midstream, LLC (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on April 30, 2020).

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

21.1	List of Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on April 30, 2020).
23.1	Consent of BDO USA, LLP for the Company (incorporated herein by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K filed on April 30, 2020).
23.2
Consent of LaRoche Petroleum Consultants, Ltd., independent petroleum engineers for the Company (incorporated herein by reference to Exhibit 23.2 to the Company's Annual Report on Form 10-K filed on April 30, 2020).

23.3
Consent of Cawley. Gillespie & Associates, Inc., independent petroleum engineers for the Company (incorporated herein by reference to Exhibit 23.3 to the Company's Annual Report on Form 10-K filed on April 30, 2020).

31.1	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K filed on April 30, 2020).
31.2*	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K filed on April 30, 2020).
99.1
Report of LaRoche Petroleum Consultants, Ltd., dated March 12, 2020, for the Company (incorporated herein by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K filed on April 30, 2020).

*	Filed herewith.
†	Indicates management contract or compensatory plan.
+	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILIS ENERGY, INC.

Date: May 14, 2020	By:	/s/ Joseph C. Daches
Joseph C. Daches
Chief Executive Officer, President, and Chief Financial Officer