Form 10-Q
period 2020-03-31
LILIS ENERGY, INC.
filed 2020-07-02
CIK 1437557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2020

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

(817) 585-9001
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LLEXQ	*

* On June 29, 2020, the issuer’s common stock was suspended from trading on the NYSE American. Effective June 30, 2020, trades in the issuer’s common stock began to be quoted on the OTC Pink Marketplace under the symbol “LLEXQ”. The NYSE Regulation has determined to commence delisting proceedings pursuant to Section 1003(c)(iii) of the NYSE American Company Guide.

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

As of July 2, 2020, 95,122,430 shares of the registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

On May 14, 2020, Lilis Energy, Inc. (the “Company”) filed a Current Report on Form 8-K to indicate its intention to rely on an order issued by the U.S. Securities and Exchange Commission under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”). Due to the outbreak and spread of the COVID-19 coronavirus, the Company has experienced significant delays and disruptions in operations, communications, and access to personnel and professional advisors, resulting in limited support and insufficient time to prepare and complete this Quarterly Report. Accordingly, the Company relied on the Order to delay the filing of this Quarterly Report. In light of the Company and certain of its consolidated subsidiaries filing voluntary petitions on June 29, 2020 seeking relief under Chapter 11 of the United States Bankruptcy Code, the Company filed a “Notification of Late Filing” on Form 12b-25 on June 30, 2020 pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 to further delay the filing of this Quarterly Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include the words “may,” “should,” “could,” “estimate,” “intend,” “plan,” “project,” “continue,” “believe,” “predict,” “expect,” “anticipate,” “goal,” “forecast,” “target” or other similar words.

All statements, other than statements of historical fact, that are included in this Quarterly Report, including such statements that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements regarding the voluntary cases (the “Chapter 11 Cases”) filed by the Company and certain of its subsidiaries under Chapter 11 of the United States Bankruptcy Code, the provision of debtor-in-possession financing facilities, the effects of the Chapter 11 Cases on our liquidity or results of operations or business prospects, the expected terms of a proposed plan of reorganization, our ability to confirm and consummate a chapter 11 plan of reorganization, our ability to continue operating in the ordinary course while the Chapter 11 Cases are pending, the treatment of our creditors and other stakeholders (including holders of our common stock) under a plan of reorganization, the potential impact of epidemics and pandemics, including the COVID-19 coronavirus (“COVID-19”), any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities; any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; commodity price risk management activities and the impact on our average realized price; and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations, plans, and intentions reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved, and our actual results could differ materially from those projected or assumed in any of our forward-looking statements.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which are beyond our control. Some of the factors, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include but are not limited to, risks and uncertainties regarding the Company’s ability to complete a reorganization process under Chapter 11 of the United States Bankruptcy Code, including consummation of the restructuring in accordance with the terms of any restructuring support agreement; potential adverse effects of the Chapter 11 Cases on the Company’s liquidity and results of operations; the Company’s ability to obtain timely approval by the bankruptcy court regarding the motions filed in the Chapter 11 Cases; objections to the Company’s restructuring process, the debtor-in-possession financing facilities, or other pleadings filed that could protract the Chapter 11 Cases; employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties, including the Company’s ability to provide adequate compensation and benefits during the Chapter 11 Cases; the Company’s ability to comply with the restrictions imposed by the debtor-in-possession facilities and other financing arrangements; the Company’s ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities because of the Chapter 11 filing; the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, including holders of the Company’s common stock; the effects of the Chapter 11 Cases on the market price of the Company’s common stock and on the Company’s ability to access the capital markets; the bankruptcy court’s rulings in the Chapter 11 Cases, including the approvals of the terms of the restructuring and the debtor-in-possession financing facilities, and the outcome of the Chapter 11 Cases generally; the time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases; risks associated with third party motions in the Chapter 11 Cases, which may interfere with the Company’s ability to consummate the restructuring or an alternative restructuring; increased administrative and legal costs related to the Chapter 11 process; potential delays in the Chapter 11 process due to the effects of the COVID-19 coronavirus; and other litigation and inherent risks involved in a bankruptcy process; the impacts of COVID-19 on our business, financial condition and results of operations; the significant fall in the price of oil since the beginning of 2020; other conditions and events that raise doubts about our ability to continue as a going concern, and the other Risk Factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2019, and updated in this Quarterly Report, in Part I, “Item 1A. Risk Factors.” Should one or more of the risks or uncertainties described in the Annual Report, as updated in this Quarterly Report, occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those in any forward-looking statements.

The forward-looking statements in this Quarterly Report present our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we specifically disclaim all responsibility to publicly update any information contained in any forward-looking statement and, therefore, disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Unless the context otherwise requires, all references in this report to “Lilis,” “we,” “us,” “our,” “ours,” or “the Company” are to Lilis Energy, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$9,290	$3,753
Accounts receivable, net of allowance of $448 and $448, respectively	8,908	18,146
Derivative instruments	12,860	427
Prepaid expenses and other current assets	4,444	4,438
Total current assets	35,502	26,764
Property and equipment:
Oil and natural gas properties, full cost method of accounting, net	207,966	228,855
Other property and equipment, net	389	421
Total property and equipment, net	208,355	229,276
Right-of-use assets	2,037	1,722
Other assets	5,038	837
Total assets	$250,932	$258,599
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$97,750	$115,000
Accounts payable	24,827	24,834
Accrued liabilities and other	10,810	13,972
Revenue payable	10,910	11,442
Derivative instruments	8,630	5,044
Total current liabilities	152,927	170,292
Asset retirement obligations	3,490	3,423
Long-term derivative instruments and other non-current liabilities	14,364	3,762
Long-term deferred revenue and other long-term liabilities	73,655	73,749
Total liabilities	244,436	251,226
Commitments and Contingencies - Note 19
Mezzanine equity:
10,000,000 shares of preferred stock authorized
Series C-1 9.75% Participating Preferred Stock, 100,000 shares issued and outstanding with a stated value of $1,233 and $1,203, per share, as of March 31, 2020 and December 31, 2019, respectively	83,379	80,446
Series C-2 9.75% Participating Preferred Stock, 25,000 shares issued and outstanding with a stated value of $1,155 and $1,128, per share, as of March 31, 2020 and December 31, 2019, respectively	19,544	18,857
Series D 8.25% Participating Preferred Stock, 39,254 shares issued and outstanding with a stated value of $1,130 and $1,107, per share, as of March 31, 2020 and December 31, 2019, respectively	29,978	29,082
Series E 8.25% Convertible Participating Preferred Stock, 60,000 shares issued and outstanding with a stated value of $1,092 and $1,069, per share, as of March 31, 2020 and December 31, 2019, respectively	67,609	66,285

Series F 9.00% Participating Preferred Stock, 55,000 shares issued and outstanding with a stated value of $1,100 and $1,076, per share, as of March 31, 2020 and December 31, 2019, respectively	52,193	50,861
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share, 150,000,000 shares authorized 95,384,194 and 91,584,460 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	10	9
Additional paid-in capital	336,236	342,382
Treasury stock, 253,598 shares at cost	(997)	(997)
Accumulated deficit	(581,456)	(579,552)
Total stockholders’ deficit	(246,207)	(238,158)
Total liabilities, mezzanine equity and stockholders’ deficit	$250,932	$258,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended
	2020	2019
Revenues:
Oil sales	$12,362	$14,701
Natural gas sales	189	1,526
Natural gas liquid sales	219	1,470
Total revenues	12,770	17,697
Operating expenses:
Production costs	4,696	4,764
Gathering, processing and transportation	327	1,178
Production taxes	613	906
General and administrative	5,826	9,679
Depreciation, depletion, amortization and accretion	3,292	8,153
Total operating expenses	14,754	24,680
Operating loss	(1,984)	(6,983)
Other income (expense):
Gain (loss) from commodity derivatives	21,198	(10,577)
Change in fair value of financial instruments	(17,363)	(335)
Interest expense	(3,802)	(4,828)
Other income	47	31
Total other income (expense)	80	(15,709)
Net loss before income taxes	(1,904)	(22,692)
Income tax expense	—	—
Net loss	(1,904)	(22,692)
Paid-in-kind dividends on preferred stock	(7,172)	(4,825)
Net loss attributable to common stockholders	$(9,076)	$(27,517)

Net loss per common share-basic and diluted:
Basic	$(0.10)	$(0.35)
Diluted	$(0.10)	$(0.35)

Weighted average common shares outstanding:
Basic	94,148,261	77,916,448
Diluted	94,148,261	77,916,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)
(In thousands, except share data)

For the Three Months Ended March 31, 2020 and 2019:

	Common Shares		Additional Paid-In Capital	Treasury Shares		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2019	91,584,460	$9	$342,382	(253,598)	$(997)	$(579,552)	$(238,158)
Stock-based compensation	3,931,834	1	1,063	—	—	—	1,064
Common stock withheld for taxes on stock-based compensation	(132,100)	—	(37)	—	—	—	(37)
Dividends on preferred stock	—	—	(7,172)	—	—	—	(7,172)
Net loss	—	—	—	—	—	(1,904)	(1,904)
Balance, March 31, 2020	95,384,194	$10	$336,236	(253,598)	$(997)	$(581,456)	$(246,207)

	Common Shares		Additional Paid-In Capital	Treasury Shares		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	71,182,016	7	321,753	(253,598)	(997)	(307,431)	13,332
Stock-based compensation	2,379,431	—	3,645	—	—	—	3,645
Common stock withheld for taxes on stock-based compensation	(165,183)	—	(320)	—	—	—	(320)
Common stock issued for extinguishment of debt	17,641,638	2	32,988	—	—	—	32,990
Gain on extinguishment of debt	—	—	7,078	—	—	—	7,078
Dividends on preferred stock	—	—	(4,825)	—	—	—	(4,825)
Net loss	—	—	—	—	—	(22,692)	(22,692)
Balance, March 31, 2019	91,037,902	9	360,319	(253,598)	(997)	(330,123)	29,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,904)	$(22,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,063	3,645
Amortization of debt issuance cost and accretion of debt discount	708	1,797
Payable in-kind interest	—	1,590
Loss (gain) from commodity derivatives, net	(21,198)	10,577
Net settlements paid on commodity derivatives	(198)	(843)
Change in fair value of financial instruments	17,363	335
Depreciation, depletion, amortization and accretion	3,292	8,153
Other	(77)	—
Changes in operating assets and liabilities:
Accounts receivable	9,039	1,258
Prepaid expenses and other assets	(382)	(423)
Accounts payable and accrued liabilities	(686)	(16,395)
Proceeds from options associated with future midstream services	—	2,500
Net cash provided by (used in) operating activities	7,020	(10,498)
Cash flows from investing activities:
Proceeds from the sale of unproved oil and natural gas properties	24,063	336
Capital expenditures	(8,008)	(29,045)
Net cash provided by (used in) investing activities	16,055	(28,709)
Cash flows from financing activities:
Proceeds from revolving credit agreement	—	30,000
Repayment of revolving credit agreement	(17,250)	—
Debt issuance costs	(251)	(382)
Payment for tax withholding on stock-based compensation	(37)	(320)
Net cash provided by (used in) financing activities	(17,538)	29,298
Net increase (decrease) in cash and cash equivalents	5,537	(9,909)
Cash and cash equivalents at beginning of period	3,753	21,137
Cash and cash equivalents at end of period	$9,290	$11,228
Supplemental disclosure:
Cash paid for interest	$1,502	$1,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Lilis Energy, Inc., a Nevada corporation, is an independent oil and natural gas exploration and production company focused on the Delaware Basin in Winkler, Loving, and Reeves Counties, Texas and Lea County, New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “we”, “our”, “Lilis” or the “Company” are to Lilis Energy, Inc. and its consolidated subsidiaries.

NOTE 2 - CHAPTER 11 FILING, LIQUIDITY AND GOING CONCERN

Voluntary Petitions under Chapter 11 of the Bankruptcy Code

On June 28, 2020 (the “Petition Date”), Lilis Energy, Inc. and its consolidated subsidiaries Brushy Resources, Inc., ImPetro Operating LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC and Hurricane Resources LLC (collectively, the “Debtors”) filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) commencing cases for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption In re Lilis Energy, Inc., et al., Case No. 20-33274. We are currently operating our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, in accordance with the applicable provisions of the Bankruptcy Code.

To maintain and continue uninterrupted ordinary course operations during the bankruptcy proceedings, the Debtors filed a variety of “first day” motions seeking approval from the Bankruptcy Court for various forms of customary relief designed to minimize the effect of bankruptcy on the Debtors’ operations, customers and employees. On June 29, 2020, the Bankruptcy Court entered orders approving all requested “first day” relief. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following our bankruptcy filing and (subject to caps applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders and critical vendors and funds belonging to third parties, including royalty interest and working interest holders and partners. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court.

On June 28, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with (i) the lenders under our Revolving Credit Facility (other than Värde) (each as defined below) (the "Consenting RBL Lenders") and (ii) certain investment funds and entities affiliated with Värde Partners, Inc. (collectively, “Värde”) which collectively own all of our outstanding preferred stock and a subordinated participation in that certain Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 10, 2018 (as amended, the “Revolving Credit Agreement” and the loan facility, the “Revolving Credit Facility”), by and among Lilis Energy, Inc., as borrower, the other Debtors, as guarantors, BMO Harris Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (“RBL Lenders”), for the purpose of supporting (a) the implementation of restructuring transactions, including a chapter 11 plan of reorganization with terms consistent with those set forth in the RSA (the “Plan”), (b) an initial debtor-in-possession credit agreement (the "Initial DIP Credit Agreement") and related initial DIP credit facility (the “Initial DIP Facility”), (c) the terms of a replacement debtor-in-possession credit agreement (the “Replacement DIP Facility”) and replacement DIP credit facility (the “Replacement DIP Credit Agreement”) and (d) the form of an equity commitment letter contemplating an equity investment by one or more Värde entities in the event that Värde elects in its sole discretion to provide such a commitment to fund the Plan on or before August 17, 2020. If on or prior to August 17, 2020, (i) Värde has not funded the Replacement DIP Facility with sufficient cash such that the lenders’ claims under the Initial DIP Facility have not been repaid in full with proceeds from the Replacement DIP Facility and (ii) Värde has not made a commitment to make the Värde Equity Investment (which, if elected, will be funded on the effective date of the plan of reorganization contemplated by the RSA (the “Plan”)), the Debtors will pursue a sale of substantially all their assets pursuant to bidding procedures agreed to in the RSA to close on or before the 135th day following the Petition Date. See Note 11 - Indebtedness for additional details about the Initial DIP Credit Agreement and Initial DIP Facility. Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan contemplated in the RSA:

•
each lender under the Revolving Credit Agreement that is unaffiliated with Värde (each, a “Non-Affiliate RBL Lender”) will receive its pro rata share of (i) $9.2 million in cash plus all accrued and unpaid interest as of the Petition Date (estimated to be $0.7 million), and (ii) participations in $55 million of new loans under the Exit Facility as described below;

•
Värde, on account of claims held by its affiliates as lenders under the Revolving Credit Agreement and, if applicable, its claims under the Replacement DIP Facility, will receive an aggregate of 100% of the new common stock of the reorganized Lilis, and the treatment of the Company’s outstanding preferred stock, all of which is currently held by Värde, remains undecided and will be agreed on by Värde, the Company and the required Consenting RBL Lenders on or prior to the date the Replacement DIP Facility closes;

•
the treatment of allowed general unsecured claims will be determined no later than August 17, 2020, which treatment must be acceptable to Värde in consultation with the Administrative Agent, and as a condition to the effectiveness of the Plan (subject to certain exceptions provided in the RSA), the allowed general unsecured claims and allowed priority, other secured, and priority tax claims, other than claims held by Värde and its affiliates, must not exceed a total amount to be acceptable to Värde upon receipt of reasonably acceptable diligence at the time of signing the equity commitment letter providing for the Värde Equity Investment; and

•	each outstanding share of the Company’s common stock, share-based awards and warrants will be canceled for no consideration.

The Plan contemplated in the RSA is contingent upon, among other things, Värde’s election in its sole discretion, on or before August 17, 2020, to provide (i) an agreed commitment (which, if elected, will be funded on the effective date of the Plan) to buy the common stock of the reorganized Lilis for $55.0 million in cash less any funding provided by Värde under the Replacement DIP Facility (but excluding any amount of interest or fees paid-in-kind and capitalized thereunder), and (ii) certain Värde funds to provide for a Replacement DIP Facility.

The Consenting RBL Lenders and Värde have the right to terminate the RSA, and their support for the restructuring contemplated by the RSA (the “Restructuring”), for customary reasons, including, among others, the failure to timely achieve any of the milestones for the progress of the Chapter 11 Cases that are in the RSA, which include the dates by which the Debtors are required to, among other things, obtain certain court orders and consummate the Restructuring.

There can be no assurance that the Debtors will confirm and consummate the Plan as contemplated by the RSA or complete an alternative plan of reorganization. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute a business plan are subject to risks and uncertainties associated with bankruptcy.

Initial DIP Facility, Replacement DIP Facility and Exit Facility.

The RSA contemplates that, upon the interim approval of the Bankruptcy Court, the Debtors, as borrower and guarantors, the Consenting RBL Lenders (in that capacity, “Initial DIP Lenders”) and the Administrative Agent would enter into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Initial DIP Credit Agreement”), under which the Initial DIP Lenders would provide a superpriority senior secured debtor-in-possession credit facility providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million would be available upon entry of an interim order, with the remainder available upon entry of a final order, plus (ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans would be incurred upon entry of an interim order, with the remaining $13.5 million to be incurred upon entry of a final order. On June 29, 2020, the Bankruptcy Court entered an order (the “Interim DIP Order”) granting interim approval of the Initial DIP Facility, thereby permitting the Company to incur up to $5.0 million new money loans on an interim basis. The Initial DIP Credit Agreement was entered into on June 30, 2020. A final hearing on the Initial DIP Facility and Initial DIP Credit Agreement is scheduled for August 18, 2020.

Subject to approval by the Bankruptcy Court, the proceeds of the Initial DIP Facility will be used to pay fees, expenses and other expenditures of the Debtors to be set forth in rolling budgets prepared as part of the Chapter 11 Cases, subject to approval by the Initial DIP Lenders. Closing the Initial DIP Facility is contingent on the satisfaction of customary conditions, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement.

The RSA further contemplates that Värde may elect, in its sole discretion and on or prior to August 17, 2020, to provide the Debtors with a Replacement DIP Facility or the Värde Equity Investment or both. Among other things, Värde’s notification to the Administrative Agent or Debtors of its intention not to provide the Replacement DIP Facility or the Värde Equity Investment will constitute a termination event for the RSA. If Värde elects to provide a Replacement DIP Facility, the RSA contemplates that the Replacement DIP Facility will consist of a senior secured superpriority debtor-in-possession term loan facility providing for $20 million new money loans. The proceeds of the Replacement DIP Facility will be used to refinance in full the outstanding obligations under the Initial DIP Facility, including accrued and unpaid interest and the fees and expenses of the DIP Lenders, and pay fees, expenses and other expenditures of the Debtors during the Chapter 11 Cases. Upon the Debtors’ emergence from the Chapter 11 Cases and to the extent any claims under the Replacement DIP Facility have not otherwise been repaid, each holder of an allowed claim under the Replacement DIP Facility will receive its pro rata share of a certain percentage of the new common stock of the reorganized Lilis (subject to dilution from the Värde Equity Investment, if applicable) such that Värde and its affiliates will collectively own 100% of the outstanding common stock of the reorganized Lilis on account of its claims under the Revolving Credit Facility and the Replacement DIP Facility. In addition, Värde may elect, in its sole discretion and on or prior to August 17, 2020, to purchase, upon the Debtors’ emergence from the Chapter 11 Cases, 100% of the common stock of the reorganized Lilis in exchange for $55.0 million in cash (less any funding provided by Värde pursuant to the Replacement DIP Facility (but excluding any amount of interest or fees paid-in-kind and capitalized thereunder)) (the “Värde Equity Investment”). The proceeds of the Värde Equity Investment will be used to repay a portion of the claims of the Non-Affiliate RBL Lenders under the Revolving Credit Facility on the effective date, to fund other distributions under the Plan, and to fund the working capital of the reorganized Debtors.

Pursuant to the RSA, on the effective date of the Plan, the Consenting RBL Lenders will provide a revolving credit facility to the reorganized Debtors in a principal amount of $55.0 million, with a 36-month term to maturity and a 9-month borrowing base redetermination holiday (the “Exit Facility”). The proceeds of the Exit Facility will be used to repay a portion of the Non-Affiliate RBL Lenders’ claims under the Revolving Credit Facility.

Acceleration of Our Existing Debt and Automatic Stay Due to Chapter 11 Filing

As of March 31, 2020, we had $97.8 million of indebtedness outstanding, and the borrowing base under our Revolving Credit Agreement was $90.0 million, resulting in a borrowing base deficiency of $7.8 million. Pursuant to the Fourteenth Amendment to the Revolving Credit Agreement, the remaining payment of $7.8 million was due June 5, 2020, which the Company did not pay.

On June 5, 2020, the Debtors, the Administrative Agent, and certain lenders entered into a Limited Forbearance Agreement to the Revolving Credit Agreement (the “Forbearance Agreement”).

Pursuant to the Forbearance Agreement, the Administrative Agent and the Majority Lenders agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents arising solely as a result of the occurrence or continuance of certain specified defaults and events of default under the Revolving Credit Agreement (the “Specified Defaults”) during the Forbearance Period (as defined below). The Specified Defaults include the Company’s failure to make the borrowing base deficiency payment due June 5, 2020, deliver certain financial statements when due, failure to comply with requirements related to the status of trade payables and related liens and failure to maintain the leverage ratio and asset coverage ratio required by the Revolving Credit Agreement as of the fiscal quarter ended March 31, 2020. The “Forbearance Period” commenced on the date of the Forbearance Agreement and expired at 6:00 p.m., Central time, on June 26, 2020. In anticipation of a potential filing of the Chapter 11 Cases, the Company did not make the borrowing base deficiency payment.

The Forbearance Agreement also deferred the scheduled spring redetermination of the borrowing base under the Revolving Credit Agreement from on or about June 5, 2020 to on or about June 26, 2020.

The Forbearance Agreement permitted the lenders under the Revolving Credit Agreement, or the RBL Lenders, in their capacity as counterparties to the Company’s commodity swap agreements to unwind and liquidate such swap arrangements during the Forbearance Period and to apply any net proceeds to pay down the outstanding obligations under the Revolving Credit Agreement. The swap positions of such lenders were liquidated on June 9, 2020, for net proceeds of approximately $9.3 million, which was applied to reduce the outstanding obligations of the Company under the Revolving Credit Agreement. On June 17, 2020, certain of the RBL Lenders permitted the Company to borrow $1.5 million under the Revolving Credit Agreement. As of the filing of the Chapter 11 Cases, the remaining outstanding principal on our Revolving Credit Agreement was $89.9 million, including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other RBL Lenders under the Revolving Credit Agreement.

Our remaining derivative contracts with counterparties that were not our RBL Lenders are governed by master agreements which generally specify that a default under any of our indebtedness as well as any bankruptcy filing is an event of default which may result in early termination of the derivative contracts. As a result of our debt defaults and our bankruptcy petition, we are currently in default under these remaining derivative contracts. We anticipate that our remaining outstanding derivative contracts may be terminated in conjunction with our bankruptcy proceedings. We have received notices from the four remaining counterparties that they intend to terminate their master agreements with us. Furthermore, since we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we comply with the credit default or bankruptcy covenants under our derivative master agreements and thus may not be able to enter into new hedging transactions.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Revolving Credit Agreement, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt. The Company has classified all of its outstanding debt as a current liability on its condensed consolidated balance sheet as of March 31, 2020.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the bankruptcy petitions on the Petition Date automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against the Debtors as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code

Ability to Continue as a Going Concern

We have experienced losses and working capital deficiencies, and at times in the past, negative cash flows from operations. Additionally, our liquidity and operating forecasts have been negatively impacted by the recent decrease in commodity prices and resulting temporary shut-in of wells, which has negatively impacted our ability to comply with debt covenants under our Revolving Credit Agreement. Commodity price volatility, as well as concerns about the COVID-19 pandemic, which has significantly decreased worldwide demand for oil and natural gas. Our Revolving Credit Agreement contains financial covenants that require the Company to maintain a ratio of total debt to EBITDAX (the “Leverage Ratio”) of not more than 4.00 to 1.00 and a ratio of current assets to current liabilities (the “Current Ratio”) of not less than 1.00 to 1.00 as of the last day of each fiscal quarter. See Note 11-Indebtedness for additional information regarding the financial covenants under our Revolving Credit Agreement. As of March 31, 2020, the Company was not in compliance with the Leverage Ratio and Current Ratio covenants under the Revolving Credit Agreement. Pursuant to the Fourteenth Amendment (as defined in Note 11 - Indebtedness), the Company obtained a waiver from the requisite lenders of its non-compliance with the Leverage Ratio and Current Ratio covenants, among other waivers of default, as of March 31, 2020. Pursuant to the Forbearance Agreement, the administrative agent and the majority lenders agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents, during the Forbearance Period as described above, that arose solely as a result of the Company’s breach of the Leverage Ratio and Current Ratio covenants, the Company’s failure to pay remaining borrowing base deficiency and certain other defaults or events of default.

Fluctuations in oil and natural gas prices have a material impact on our financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced. Historically, oil and natural gas prices have been volatile, and may be subject to wide fluctuations in the future. If continued depressed prices persist, the Company will continue to experience impairment of oil and natural gas properties, operating losses, negative cash flows from operating activities, and negative working capital.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the Initial DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the Initial DIP Facility. Our ability to borrow the additional $10.0 million new money loans under the Initial DIP Facility is contingent on the satisfaction of the conditions specified in the Initial DIP Credit Agreement, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases.

As part of the Chapter 11 Cases, the Company entered into the RSA described above. The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Company will confirm and consummate a Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases. As a result, the Company has concluded these matters raise substantial doubt about the Company’s ability to continue as a going concern for a twelve-month period following the date of issuance of these consolidated financial statements.

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

In addition, in March 2020, members of OPEC failed to agree on production levels which has caused increased supply and led to a substantial decrease in oil prices and an increasingly volatile market. The oil price war ended with a deal to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. If depressed pricing continues for an extended period it will lead to i) reductions in availability under any reserve-based lending arrangements we may enter into, ii) reductions in reserves, and iii) additional impairment of proved and unproved oil and gas properties. We also expect disclosures of supplemental oil and gas information to be impacted by price declines.

In response to recent commodity prices and our efforts to strengthen our capital through reducing operating costs, during April 2020 the Company elected to shut-in 12 wells which were identified as uneconomic as a result of the continued decline in commodity prices in 2020 and 19 additional wells were identified for short term shut-in through May and June. The 19 wells identified for short term shut-in are naturally flowing wells and have been brought back online. In June 2020, the Company also laid off a significant number of employees to further reduce general and administrative costs.

The full impact of the COVID-19 outbreak and the oversupply of oil and resulting decrease in oil prices continues to evolve as of the date of these financial statements. As such, it is uncertain as to the full magnitude that they will have on the Company’s financial condition, liquidity, and future results of operations.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

These matters could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which the Company expects would impair the Company’s asset values, including reserve estimates.  Further, consumer demand has decreased since the spread of the outbreak and new travel restrictions placed by governments in an effort to curtail the spread of the coronavirus. Although the Company cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

Reclassification

Certain amounts on the condensed consolidated statements of changes in stockholders' equity (deficit) have been conformed to the March 31, 2020 presentation.

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

It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The company was not eligible for these loans.

The CARES Act has not had a significant impact on our financial condition, results of operations, or liquidity.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the fair value disclosure requirements based on application of the disclosure framework. The provisions removed or amended certain disclosures and in some cases, the ASU requires additional disclosures. The standard is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company has adopted ASU 2018-13 and did not have a material impact on its consolidated financial statements or disclosures.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary accounting relief for contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to a new alternative reference rate. Interest on borrowings under the Company's revolving credit facility is calculated based upon LIBOR. ASU 2020-04 can be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. ASU 2020-04 will generally no longer be available to apply after December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

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

Accrued Liabilities and Other

At March 31, 2020 and December 31, 2019, the Company’s accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Accrued drilling, completion and facilities costs	$2,163	$5,021
Drilling advances	1,372	1,328
Accrued production expenses	2,037	3,326
Other accrued liabilities	4,409	3,885
Short-term operating lease liabilities	829	412
	$10,810	$13,972

NOTE 4 - OIL AND NATURAL GAS PROPERTIES

The following table sets forth a summary of oil and natural gas property costs (net of divestitures) at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands)
Oil and natural gas properties:
Proved	$484,433	$478,569
Unproved	86,028	109,590
Total oil and natural gas properties	570,461	588,159
Accumulated depletion, depreciation, amortization and impairment	(362,495)	(359,304)
Oil and natural gas properties, net	$207,966	$228,855

On February 28, 2020, the Company closed on the sale of approximately 1,185 undeveloped net acres in Lea County, New Mexico, for net cash proceeds of approximately $24.1 million, subject to customary purchase price adjustments.

During the three months ended March 31, 2020 and 2019, $1.3 million and $5.8 million, respectively, of unproved property costs were transferred to proved properties due to the uncertainty that the Company will have access to necessary funding to either extend the leases expiring through the first quarter of 2021 or begin drilling before their expiration dates. The reclassification for the 2019 period was the result of defective titles and lease expirations. During the three months ended March 31, 2020, leases holding 805 net acres in Reeves County and 593 net acres in Winkler County expired which were previously impaired.

Depreciation, depletion and amortization expense related to proved properties was approximately $3.3 million and $8.1 million, respectively for the three months ended March 31, 2020 and 2019.

NOTE 5 - ACQUISITIONS AND DIVESTITURES

Divestitures During 2020

On February 28, 2020, the Company closed on the sale of approximately 1,185 undeveloped net acres in Lea County, New Mexico, for net cash proceeds of approximately $24.1 million, subject to customary purchase price adjustments (the “Marlin Disposition”). The proceeds were used to satisfy a substantial portion of the then-existing borrowing base deficiency, $17.3 million.

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

The following table summarizes the changes in the Company’s ARO for the three months ended March 31, 2020 and for the year ended December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
ARO, beginning of period	$3,423	$2,444
Additional liabilities incurred	5	186
Accretion expense	62	433
Liabilities settled	—	(78)
Revision in estimates	—	438
ARO, non-current	$3,490	$3,423

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

Effective March 1, 2019 through May 8, 2020, the Company’s crude oil was sold under a single long-term contract. The purchaser’s commitment had a quantity-based minimum set forth in the contract, measured in barrels per day, with the minimum quantity commitment increasing at periodic intervals over the life of the contract to coincide with the Company’s expected growth in production.

Pursuant to the long-term contract, pricing was based on posted indexes for crude oil of similar quality, with a differential based on pipeline delivery to Houston, as opposed to the previous contract differential based on truck delivery to Midland-Cushing, along with a differential basis reduction of $9.25 per barrel that was effective from March 1, 2019 through June 30, 2019, which decreased to $6.50 per barrel for the period of July 1, 2019 through May 8, 2020. The posted index prices and differentials change monthly based on the average of daily index price points for each sales month. The purchaser’s affiliate shipper also charged a tariff fee of $0.75 as a deduction from the received price (see Note 12 - Long-Term Deferred Revenue Liabilities and Other Long-Term Liabilities).

Effective May 9, 2020, the Company’s crude oil is sold under a single month-to-month contract. The purchaser’s commitment includes all quantities of crude oil from the leases covered by the contract, with no quantity-based restrictions or variable terms. Pricing is based on posted indexes for crude oil of similar quality, less a reduction equal to $4.60 per barrel.

Natural Gas and NGL Revenues

Natural gas from our properties is produced and transported via pipelines to gas processing facilities. NGLs are extracted from the natural gas at the processing facilities and processed natural gas and NGLs are marketed and sold separately on the Company’s behalf after processing. All our operated natural gas production is sold under one of two natural gas contracts, both of which are long-term in nature; however, one of these natural gas contracts includes 30-day cancellation provisions, and the Company therefore classifies such contract as short-term. The processor’s commitment to sell on the Company’s behalf includes all quantities of natural gas and NGLs produced from specific wellbores or dedicated acreage with no quantity-based restrictions or variable terms. Pricing under the gas contracts is generally market-based pricing less adjustments for transportation and processing fees. A portion of natural gas delivered to the processing plants is used as fuel at the processing plant without reimbursement. The Company recognizes revenue for natural gas and NGLs when control passes at the tailgate of the processing plant.

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

Imbalances

Natural gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If the Company receives less than its entitled share, the under production is recorded as a receivable. The Company did not have any significant natural gas imbalance positions as of March 31, 2020 and 2019.

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

The following table disaggregates the Company’s revenue by contract type (in thousands) for the three months ended March 31, 2020:

	Short-term contracts	Long-term contracts	Total
Crude oil	$—	$12,362	$12,362
Natural gas	47	142	189
NGLs	54	165	219

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $3.9 million and $9.1 million at March 31, 2020 and December 31 2019, respectively, and through actual and accrued receivables from our joint interest partners of approximately $3.9 million and $9.5 million at March 31, 2020 and December 31, 2019, respectively. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Major Customers

During the three months ended March 31, 2020 and 2019, the Company’s major customers as a percentage of total revenue consisted of the following:

	Three Months Ended March 31,
	2020	2019
ARM Energy Management, LLC	96%	37%
Lucid Energy Delaware, LLC	3%	13%
Other below 10%	1%	2%
Texican Crude & Hydrocarbon, LLC	—%	48%
	100%	100%

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

Recurring Fair Value Measurements

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
As of March 31, 2020
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$—	$8,959	$—	$8,959
Oil and natural gas derivative collar contracts	—	7,201	—	7,201
Embedded derivative instruments:
Net settlement provisions under ARM sales agreement	—	—	(20,601)	(20,601)
Total	$—	$16,160	$(20,601)	$(4,441)
As of December 31, 2019
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$—	$(3,932)	$—	$(3,932)
Oil and natural gas derivative collar contracts	—	301	—	301
Embedded derivative instruments:
Net settlement provisions under ARM sales agreement	—	—	(3,238)	(3,238)
Total	$—	$(3,631)	$(3,238)	$(6,869)

Derivative assets and liabilities include unsettled amounts related to commodity derivative positions, including swaps and collars, as of March 31, 2020 and December 31, 2019. The fair value of the Company’s derivatives is based on third-party pricing models which utilize inputs that are either readily in the public market or which can be corroborated from active markets of broker quotes. Swaps and collars generally have observable inputs and these instruments are measured using Level 2 inputs.

In addition, derivative liabilities as of March 31, 2020 include an embedded derivative associated with the ARM sales agreement (see Note 19 - Commitments and Contingencies). The Company recognized a derivative liability of $20.6 million as of March 31, 2020 and an unrealized loss of $17.4 million for the three months ended March 31, 2020. This embedded derivative has fewer observable inputs from objective sources and are therefore measured using Level 3 inputs. The fair value of the net settlement provisions under the agreement was determined based on certain assumptions including (1) forward pricing for crude oil basis differentials, (ii) future LIBOR rates and (iii) the Company’s implied credit rating.

The following table sets forth a reconciliation of changes in the fair value of the Company’s financial assets and liabilities classified as Level 3 in the fair value hierarchy, except for the commodity derivatives classified as Level 2, as disclosed in Note 9, as of March 31, 2020 and 2019:

Firm Takeaway and Pricing Agreement Net Settlement Provisions
(in thousands)
Balance at January 1, 2020	$(3,238)
Change in fair value of embedded derivative liabilities	(17,363)
Balance at March 31, 2020	$(20,601)

	Firm Takeaway and Pricing Agreement Net Settlement Provisions	Second Lien Term Loan Conversion Features	Total
	(in thousands)
Balance at January 1, 2019	$—	$(1,965)	$(1,965)
Fair value of the converted portion of the embedded derivatives associated with the Second Lien Term Loan	—	2,300	2,300
Change in fair value of embedded derivative liabilities	(3,238)	(335)	(3,573)
Balance at December 31, 2019	$(3,238)	$—	$(3,238)

NOTE 9 - DERIVATIVES

The Company’s derivative instruments as of March 31, 2020 and December 31, 2019, include the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Derivative assets (liabilities):
Derivative assets - current	$12,860	$427
Derivative assets - non-current (1)	4,469	187
Derivative liabilities - current (3)	(8,630)	(5,044)
Derivative liabilities - non-current (2) (3)	(13,140)	(2,439)
Total derivative liabilities, net	$(4,441)	$(6,869)

(1) The non-current derivative assets are included in other assets in the consolidated balance sheets.
(2) The non-current derivative liabilities are included in long-term derivative instruments and other non-current liabilities in the consolidation balance sheets.
(3) The ARM sales agreement includes an embedded derivative. As of March 31, 2020, the embedded derivative is included as current liabilities and non-current liabilities of $7.5 million and $13.1 million, respectively. As of December 31, 2019, the embedded derivative is included as current liabilities and non-current liabilities of $0.8 million and $2.4 million, respectively.

Embedded Derivatives

As discussed in Note 19 - Commitments and Contingencies, the ARM sales agreement contains minimum quantity commitments. Should the Company be unable to meet those minimum commitments, the agreement contains a two way make whole provision that allows for net settlement. The net settlement feature for remaining future minimum commitment volumes are considered embedded derivatives that are recorded, with changes in fair value included in the Company’s consolidated statement of operations.

As of March 31, 2020, the derivative liability associated with the ARM sales agreement was approximately $20.6 million with $7.5 million recorded in current derivative instruments and $13.1 million recorded in long-term derivative instruments on the Company’s consolidated balance sheets. As of December 31, 2019, the derivative liability associated with the ARM sales agreement was approximately $3.2 million with $0.8 million recorded in current derivative instruments and $2.4 million recorded in long-term derivative instruments on the Company’s consolidated balance sheets. On May 8, 2020, the Company terminated this agreement with ARM.

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

Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations, as well as to meet our obligations under our Revolving Credit Agreement (as defined in Note 11 - Indebtedness). It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market makers. All of our derivatives are designated as unsecured. Certain of our derivative counterparties may require the posting of cash collateral under certain conditions. The Company does not enter into derivative contracts for speculative trading purposes.

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

As a result of the commencement of the Chapter 11 Cases, our ability to enter into derivatives is limited.

See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of certain subsequent events affecting the Company’s commodity derivative contracts.

The following table presents the Company’s derivative position for the production periods indicated as of March 31, 2020:

Description		Notional Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Positions

Oil Swaps		992	April 2020 - December 2020	$56.21
Oil Swaps		370	January 2021 - December 2021	$53.07

Basis Swaps (1)		1,500	April 2020 - December 2020	$(5.62)

3 Way Collar	Floor sold price (put)	182	April 2020 - December 2020	$40.00
3 Way Collar	Floor purchase price (put)	182	April 2020 - December 2020	$50.00
3 Way Collar	Ceiling sold price (call)	182	April 2020 - December 2020	$59.60
3 Way Collar	Floor sold price (put)	80	January 2021 - December 2021	$37.50
3 Way Collar	Floor purchase price (put)	80	January 2021 - December 2021	$47.50
3 Way Collar	Ceiling sold price (call)	80	January 2021 - December 2021	$59.30

Oil Collar	Floor purchase price (put)	466	April 2020 - December 2020	$49.48
Oil Collar	Ceiling sold price (call)	466	April 2020 - December 2020	$63.81
Oil Collar	Floor purchase price (put)	742	January 2021 - December 2021	$50.00
Oil Collar	Ceiling sold price (call)	742	January 2021 - December 2021	$59.70

Description		Notional Volume (MMBtus/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Positions

Gas Swaps		5,881	April 2020 - December 2020	$2.57
Gas Swaps		4,184	January 2021 - March 2021	$2.77

3 Way Collar	Floor sold price (put)	434	April 2020 - December 2020	$1.60
3 Way Collar	Floor purchase price (put)	434	April 2020 - December 2020	$2.10
3 Way Collar	Ceiling sold price (call)	434	April 2020 - December 2020	$3.00
3 Way Collar	Floor sold price (put)	133	January 2021 - December 2021	$1.65
3 Way Collar	Floor purchase price (put)	133	January 2021 - December 2021	$2.15
3 Way Collar	Ceiling sold price (call)	133	January 2021 - December 2021	$3.05
Gas Collar	Floor purchase price (put)	1,081	April 2020 - December 2020	$2.20
Gas Collar	Ceiling sold price (call)	1,081	April 2020 - December 2020	$3.08
Gas Collar	Floor purchase price (put)	4,464	January 2021 - December 2021	$2.20
Gas Collar	Ceiling sold price (call)	4,464	January 2021 - December 2021	$2.97

(1)	The weighted average price under these basis swaps is the fixed price differential between the index prices of the Midland WTI and the Cushing WTI.

The table below summarizes the Company’s net gain (loss) on commodity derivatives for the three March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Unrealized gain (loss) on unsettled derivatives	$19,993	$(8,976)
Net settlements paid on derivative contracts	(198)	(842)
Net settlements receivable (payable) on derivative contracts	1,403	(759)
Net gain (loss) on commodity derivatives	$21,198	$(10,577)

The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2020 and as of December 31, 2019:

	As of March 31, 2020
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Offsetting Commodity Derivative Assets:
Current assets	$12,931	$(71)	$12,860
Long-term assets	4,469	—	4,469
Total assets	$17,400	$(71)	$17,329
Offsetting Derivative Liabilities:
Current commodity derivative liabilities	$(1,240)	$71	$(1,169)
Current embedded derivative liabilities	(7,461)	—	(7,461)
Long-term embedded derivative liabilities	(13,140)	—	(13,140)
Total liabilities	$(21,841)	$71	$(21,770)

	As of December 31, 2019
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Offsetting Commodity Derivative Assets:
Current asset	$1,009	$(582)	$427
Long-term asset	359	(172)	187
Total asset	$1,368	$(754)	$614
Offsetting Derivative Liabilities:
Current commodity derivative liabilities	$(4,827)	$582	$(4,245)
Current embedded derivative liabilities	(799)	—	(799)
Long-term commodity derivative liabilities	(172)	172	—
Long-term embedded derivative liabilities	(2,439)	—	(2,439)
Total liability	$(8,237)	$754	$(7,483)

NOTE 10 - LEASES

Lease Recognition

The Company has entered into contractual lease arrangements to rent office space, compressors, drilling rigs and other equipment from third-party lessors. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term. Lease payments included in the measurement of the lease liability include fixed payments and termination penalties or extensions that are reasonably certain to be exercised. Variable lease costs associated with leases are recognized when incurred and generally represent maintenance services provided by the lessor, allocable real estate taxes and local sales and business taxes. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense on a straight-line basis over the lease term. The Company does not account for lease components separately from the non-lease components. The Company uses the implicit interest rate when readily determinable; however, most of the Company’s lease agreements do not provide an implicit interest rate. As such, the Company uses its incremental borrowing rate based on the information available at commencement date of the contract in determining the present value of future lease payments. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for the Company’s risk. Operating lease ROU assets also include any lease incentives received in the recognition of the present value of future lease payments. Certain of the Company’s leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is or contains a lease at inception of the contract and records the resulting operating lease asset on the consolidated balance sheets as an asset, with offsetting liabilities recorded as a liability. The Company recognizes a lease in the consolidated financial statements when the arrangement either explicitly or implicitly involves property or equipment, the contract terms are dependent on the use of the property or equipment, and the Company has the ability or right to operate the property or equipment or to direct others to operate the property or equipment and receives greater than 10% of the economic benefits of the assets. As of March 31, 2020, the Company does not have any financing leases.

On the Petition Date, the Debtors filed a motion with the Bankruptcy Court to reject certain unexpired office leases. A hearing on the motion remains pending.

The Company’s ROU assets and operating lease liabilities were included in the consolidated balance sheets as follows (in thousands):

	March 31, 2020	December 31, 2019
Right of use assets:
Right of use assets - long-term (1)	$2,037	$1,722

Lease liabilities:
Lease liabilities - current (2)	$829	$412
Lease liabilities - long-term (3)	1,224	1,323
Total lease liabilities	$2,053	$1,735
(1) Right of use assets - long-term are included in other assets on the consolidated balance sheets.
(2) Lease liabilities - current are included in accrued liabilities and other on the consolidated balance sheets.
(3) Lease liabilities - long-term are included in long-term derivatives instruments and other non-current liabilities on the consolidated balance sheets.

During the first quarter of 2020, the Company entered into six new equipment leases resulting in lease liabilities and ROU assets of $0.5 million.

Lease costs represent the straight line lease expense of ROU assets, short-term leases, and variable lease costs. The components of lease cost were classified as follows (in thousands):

Three Months Ended March 31, 2020
Fixed lease costs	$265
Short-term lease costs	218
Variable lease costs	84
Sublease income	(22)
Total lease costs	$545

Lease Cost included in the Consolidated Financial Statements	Three Months Ended March 31, 2020
Production costs	370
General and administrative	175
Total lease costs expensed	545
Sublease income	(22)
Total lease costs	$545

During the three months ended March 31, 2020, the following cash activities were associated with the Company’s leases as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$262
Investing cash flows from operating leases	$—

As of March 31, 2020, the weighted average lease term and discount rate related to the Company’s remaining leases were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years)	3.53
Weighted-average discount rate	5.31%

As of March 31, 2020, minimum future payments, including imputed interest, for long-term operating leases under the scope of ASC Topic 842, “Leases”, were as follows (in thousands):

Year	Amount
2020	$780
2021	425
2022	353
2023	379
2024	315
Total	2,252
Less: the effects of discounting	(199)
Present value of lease liabilities	$2,053

NOTE 11 - INDEBTEDNESS

	March 31,	December 31,
	2020	2019
	(In thousands)
Revolving Credit Agreement, due October 2023	$97,750	$115,000
Total long-term debt	$97,750	$115,000
Less: current portion	(97,750)	(115,000)
Total long-term debt, net of current portion	$—	$—

Revolving Credit Agreement

On October 10, 2018, the Company entered into a five-year, $500.0 million senior secured revolving credit agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the Administrative Agent, and the lenders party thereto (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured reserves based revolving credit facility with a borrowing base of $115.0 million as of December 31, 2019. The borrowing base is subject to semiannual re-determinations in May and November of each year. As provided for in the Seventh Amendment and as a result of a decrease in commodity prices, the borrowing base was decreased to $90.0 million on January 17, 2020. The reduction in the borrowing base resulted in a borrowing base deficiency as of January 17, 2020, of $25.0 million. We have made scheduled repayments of $17.3 million and the remaining $7.8 million was due on June 5, 2020, which the Company did not pay.

On June 5, 2020, the Company, the Guarantors, the Administrative Agent and certain lenders entered into the Forbearance Agreement. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Forbearance Agreement and the related subsequent events concerning the indebtedness under the Revolving Credit Agreement.

On the Petition Date, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court commencing cases for relief under Chapter 11 of the Bankruptcy Code. Under the Plan contemplated by the RSA, each Non-Affiliate RBL Lender will receive its pro rata share of (i) $9.2 million in cash plus all accrued and unpaid interest as of the Petition Date (estimated to be $0.7 million), and (ii) participations in $55 million of new loans under the Exit Facility. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Chapter 11 Cases, the RSA and the Plan and the impact of the Chapter 11 Cases on the outstanding debt under our Revolving Credit Agreement.

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

As of March 31, 2020, outstanding borrowings under the Revolving Credit Agreement were $97.8 million, resulting in a borrowing base deficiency of $7.8 million. The Revolving Credit Agreement also provides for issuance of letters of credit in an aggregate amount of up to $5.0 million. As of March 31, 2020 and December 31, 2019, indebtedness outstanding under our Revolving Credit Agreement, was classified as current liability due to uncertainty of the Company’s ability to meet debt covenants over the next twelve months and the lender's ability to call the debt in the event of a default. As of the Petition Date, the remaining outstanding principal on our Revolving Credit Agreement was $89.9 million, including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other bank lenders under the Revolving Credit Agreement. As a result of the filing of the Chapter 11 Cases, all indebtedness under the Revolving Credit Agreement was automatically accelerated and became due and payable.

The Company capitalizes certain direct costs associated with the debt issuance under the Revolving Credit Agreement and amortizes such costs over the term of the debt instrument. The deferred financing costs related to the Revolving Credit Agreement are classified in assets. For the three months ended March 31, 2020 and 2019, the Company amortized debt issuance costs associated with the Revolving Credit Agreement of $0.7 million and $0.1 million, respectively. As of March 31, 2020, the Company had $2.1 million of unamortized deferred financing costs in other current assets. As of December 31, 2019, the Company had $2.6 million of unamortized deferred financing costs in other current assets.

The Revolving Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including covenants relating to: maintenance of books and records; financial reporting and notification; compliance with laws; maintenance of properties and insurance; and limitations on incurrence of indebtedness, liens, fundamental changes, international operations, asset sales, certain debt payments and amendments, restrictive agreements, investments, dividends and other restricted payments and hedging. It also requires the Company to maintain a ratio of total debt to EBITDAX (the “Leverage Ratio”) of not more than 4.00 to 1.00 and a ratio of current assets to current liabilities (the “Current Ratio”) of not less than 1.00 to 1.00 as of the last day of each fiscal quarter.

As of March 31, 2020, the Company was not in compliance with the Leverage Ratio and Current Ratio covenants. Pursuant to the Fourteenth Amendment, the Company obtained a waiver from the requisite lenders of its compliance with the Leverage Ratio and Current Ratio covenants as of March 31, 2020. As the Company is not expecting to be able to meet future covenants without obtaining additional sources of liquidity and as a result of the filing of the Chapter 11 cases, the outstanding amount on our Revolving Credit Agreement as of March 31, 2020 has been classified as current. Pursuant to the Forbearance Agreement, the Administrative Agent and the requisite lenders under the Revolving Credit Agreement agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents during the Forbearance Period that arose solely as a result of the Company’s breach of the Leverage Ratio and Current Ratio covenants, the Company’s failure to pay remaining borrowing base deficiency and certain other defaults or events of default. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern, for additional information.

The Revolving Credit Agreement also provides for the Company to have and maintain swap agreements in respect of crude oil and natural gas, on not less than 75% of the projected production from proved reserves classified as “Developed Producing Reserves” attributable to the oil and natural gas properties of the Company, as reflected in the most recently delivered reserves report, for a period through at least 24 months after the end of each applicable quarter. For further information on our hedges, see Note 9 - Derivatives. Pursuant to the Twelfth Amendment, the Company obtained a waiver from the requisite lenders of the requirement to comply with certain hedging obligations set forth in the Revolving Credit Agreement until the quarter ending June 30, 2020.

Subject to certain exceptions, under the Bankruptcy Code, the commencement of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against the Debtors as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. There can be no assurances that the Administrative Agent and the RBL lenders will consensually agree to a restructuring of the Revolving Credit Agreement. Any proposed non-consensual restructuring of the Revolving Credit Agreement could result in substantial delay in emergence from bankruptcy and there can be no assurances that the Bankruptcy Court would approve such proposed non-consensual restructuring.

Prior to the Forbearance Agreement entered into on June 5, 2020 and the filing of the Chapter 11 Cases on June 28, 2020, subsequent to December 31, 2019, and through the date of this quarterly report, the Company entered into various amendments to the Revolving Credit Agreement which included:

•
a borrowing base redetermination as of January 14, 2020 resulting in the borrowing base reduced to $90 million and a borrowing base deficiency in the amount of $25 million under the Revolving Credit Agreement, required to be paid in four equal monthly installments;

•	various amendments to extend the installment payments required as a result of the borrowing base deficiency;

•
waived the requirement under the Revolving Credit Agreement that the Company comply with a leverage ratio and a current ratio, in each case, as of December 31, 2019, and March 31, 2020, and granted certain other waivers, including the requirement to comply with certain hedging obligations set forth in the Revolving Credit Agreement until June 30, 2020;

•
an extension of an additional 45 days for the Company to provide its audited annual financial statements for the fiscal year ended December 31, 2019, and waived the requirement that such financial statements be delivered without a “going concern” or like qualification or exception; and

•
defer the timing of the scheduled spring redetermination of the borrowing base under the Revolving Credit Agreement from on or about May 1, 2020 to on or about June 5, 2020 (which was further extended to on or about June 26, 2020 pursuant to the Forbearance Agreement).

Second Lien Credit Agreement

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

Subsequent to this transaction, the Company’s indebtedness consists solely of borrowings under the Revolving Credit Agreement and, subject to the Bankruptcy Court’s approval, the DIP credit facility.

As a result of the satisfaction in full of the Second Lien Term Loan pursuant to the 2019 Transaction Agreement, the Company recorded a gain on extinguishment of debt of $7.1 million, which was recorded as an increase in additional paid in capital due to the Värde Parties, being existing shareholders of the Company.

Debtor-in-Possession Credit Agreement

On June 30, 2020, Lilis Energy, Inc., as borrower, and the other Debtors as guarantors, entered into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, or the DIP Credit Agreement among the Debtors, the Non-Affiliate RBL Lenders, and the Administrative Agent. Under the Initial DIP Facility, the Initial DIP Lenders agreed to provide a superpriority senior secured debtor-in-possession credit facility providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million became available upon entry of the Interim DIP Order, with the remainder to become available on a final basis, plus (ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans were incurred upon entry of the Interim DIP Order, with the remaining $13.5 million to be incurred upon entry of a final order. On June 29, 2020, the Bankruptcy Court entered the Interim DIP Order granting interim approval of the Initial DIP Facility, thereby permitting the Debtors to incur up to $5.0 million new money loans on an interim basis. A final hearing on the Initial DIP Facility and Initial DIP Credit Agreement is scheduled for August 18, 2020.

Subject to approval by the Bankruptcy Court, the proceeds of the Initial DIP Facility will be used to pay fees, expenses and other expenditures of the Company RSA Parties to be set forth in rolling budgets prepared as part of the Chapter 11 Cases, subject to approval by the Initial DIP Lenders. Closing the Initial DIP Facility is contingent on the satisfaction of customary conditions, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement.

Borrowings under the Initial DIP Facility bear interest at a floating rate of either LIBOR or a specified base rate plus a margin determined based upon the usage of the borrowing base. Borrowings under the Initial DIP Facility mature on the earliest of (i) November 30, 2020, (ii) the effective date of an approved plan of reorganization and (iii) the date on which the Debtors consummate a sale of all or substantially all of their assets pursuant to Section 363 of Chapter 11 of the Bankruptcy Code or otherwise.

The Initial DIP Credit Agreement contains events of default customary for debtor-in-possession financings, including events related to the Chapter 11 proceedings, the occurrence of which could cause the acceleration of the Debtors’ obligation to repay borrowings outstanding under the Initial DIP Facility. The Debtors’ obligations under the Initial DIP Credit Agreement are secured by a security interest in, and lien on, substantially all present and after-acquired property (whether tangible, intangible, real, personal or mixed) of the Debtors, including a superpriority priming lien on the property of the Debtors that secure their obligations under the Revolving Credit Facility.

Interest Expense

The components of interest expense are as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest on debt	$1,501	$1,441
Net revenue payments on financing arrangement	1,594	—
Paid-in-kind interest on term loans	—	1,590
Amortization of debt financing costs	707	140
Amortization of discount on term loans	—	1,657
Total	$3,802	$4,828

NOTE 12 - LONG-TERM DEFERRED REVENUE LIABILITIES AND OTHER LONG-TERM LIABILITIES

	March 31,	December 31,
	2020	2019
	(in thousands)
Long-term deferred revenue liabilities	$36,826	$36,920
Long-term deferred proceeds, WLR agreement	13,061	13,061
Long-term deferred proceeds, WLWI agreement	23,768	23,768
Total long-term deferred revenue liabilities and other long-term liabilities	$73,655	$73,749

SCM Water LLC’s Option to Exercise Purchase of Salt Water Disposal Assets

In July 2018, the Company entered into a water gathering and disposal agreement and a contract operating and right of first refusal agreement with SCM Water, LLC (“SCM Water”), a subsidiary of Salt Creek Midstream, LLC (“Salt Creek”). The water gathering agreement complements the Company’s existing water disposal infrastructure, and the Company has reserved the right to recycle its produced water. SCM Water will commence, upon receipt of regulatory approval, to build out new gathering and disposal infrastructure to all of the Company’s current and future well locations in Lea County, New Mexico, and Winkler County, Texas. All future capital expenditures to construct, maintain and operate the water gathering system will be fully funded by SCM Water and will be designed to accommodate all water produced by the Company’s operations. Pursuant to the contract operating agreement, the Company will act as contract operator of SCM Water’s salt water disposal wells.

Additionally, the Company sold to SCM Water an option to acquire the Company’s existing water infrastructure, a system which is comprised of approximately 14 miles of pipeline and one SWD well, for cash consideration upon closing, with additional payments based on reaching certain milestones.

On March 11, 2019, the Company, SCM Water, and ARM Energy Management, LLC (“ARM”), a related company to SCM Water, agreed to amend the terms of the previously negotiated water gathering and disposal agreement and entered into a new crude oil sales contract (See Note 7 - Revenue and Note 19 - Commitments and Contingencies). Under the terms of such agreements, the Company agreed to an increase in salt water disposal rates in exchange for more favorable pricing differentials on the crude oil sales contract, modification on the minimum quantities of crude oil required under the crude oil sales contract, an upfront payment of $2.5 million and the elimination of the potential bonus for hitting a target of 40,000 barrels of produced water per day. The Company determined that the upfront $2.5 million payment was primarily attributable to the crude oil sales contract, and the Company recorded the $2.5 million payment as deferred revenues. For the three months ended March 31, 2020, the Company has recognized, in income ratably as the crude oil is sold, $0.1 million.

Crude Oil Gathering Agreement and Option Agreement

On May 21, 2018, the Company entered into a crude oil gathering agreement and option agreement with Salt Creek. The crude oil gathering agreement (the “Gathering Agreement”) enables Salt Creek to (i) design, engineer, and construct a gathering system which will provide gathering services for the Company’s crude oil under a tariff arrangement and (ii) gather the Company’s crude oil on the gathering system in certain production areas located in Winkler and Loving Counties, Texas and Lea County, New Mexico. Construction of the gathering system has commenced. The Gathering Agreement has a term of 12 years that automatically renews on a year to year basis until terminated by either party. On May 6, 2020, the Company delivered a notice to Salt Creek pursuant to which the Company terminated the Gathering Agreement in its entirety.
Salt Creek and the Company also entered into an option agreement (the “Option Agreement”) whereby the Company granted an option to Salt Creek to provide certain midstream services related to natural gas in Winkler and Loving Counties, Texas and Lea County, New Mexico, subject to the expiration and terms of the Company’s existing gas agreement. The Option Agreement has a term commencing May 21, 2018 and terminating January 1, 2027, pursuant to its one-time option. As consideration for this option, the Company received a one-time payment of $35.0 million, which was recorded in long-term deferred revenue.
See Note 19 - Commitments and Contingencies for a description of certain litigation concerning the Gathering Agreement, Salt Creek and ARM.
Asset Disposition Accounted for as a Financing Arrangement

As a result of certain repurchase rights contained in the agreements with affiliates of Värde for the sale of overriding royalty interests to Winkler Lea Royalty L.P. ("WLR") and the sale of working interests to Winkler Lea Working Interest L.P. ("WLWI"), entered into in July 2019, the agreements do not meet the criteria for a sale and were accounted for as a financing arrangement under ASC 470 - Debt. The net proceeds of the transaction of $39.0 million were included in long-term deferred revenue and other long-term liabilities on the Company’s consolidated balance sheets as of March 31, 2020 and December 2019. As a result of the transaction, the net revenue payments of $1.6 million for the three months ended March 31, 2020, are included in interest expense on the Company’s consolidated statements of operations. Under the working interest agreement with WLWI, the Company did not meet the schedule to bring the 4th and 5th wells to production, which was due to occur at the end of June. WLWI may be entitled to liquidated damages under the agreement, subject to any rights and defenses the Company may have.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2020 and December 31, 2019, the Company was engaged in the following transactions with certain related parties:

		As of March 31,	As of December 31,
Related Party	Transactions	2020	2019
		(In thousands)
Värde Partners, Inc. (1)	Payable due for revenue associated with VPD's net proportionate share of production revenue	$—	$(157)
	Receivable balance outstanding for operating costs in excess of production revenue associated with VPD's proportionate share of producing wells	73	—
	Payable to WLWI for net proportionate share of production revenue	(1,235)	(526)
	Payable to WLR for net proportionate share of production revenue	(187)	(161)
	Asset disposition to WLWI accounted for as a financing arrangement (see footnote 12)	(23,768)	(23,768)
	Asset disposition to WLR accounted for as a financing arrangement (see footnote 12)	(13,060)	(13,060)
	Total:	$(38,177)	$(37,672)
(1) Värde is a major stockholder of the Company, and as of April 21, 2020, became a lender under out Revolving Credit Agreement (see Note 11 - Indebtedness). Värde Parties are holders of preferred shares outstanding (see Note 14 - Preferred Stock).

On April 21, 2020, Värde Investment Partners, L.P., an affiliate of Värde Partners, Inc., became a lender under our Revolving Credit Agreement by acquiring, from a prior lender, loans and commitments under the Revolving Credit Agreement in the principal amount of approximately $25.7 million. The loans and commitments acquired by Värde Investment Partners, L.P. are subject to certain subordination provisions set forth in the Revolving Credit Agreement, as amended by the Fourteenth Amendment thereto dated April 21, 2020. For additional information regarding our Revolving Credit Agreement, as amended (see Note 11 - Indebtedness).

Under two agreements entered into with WLR and a non-operated working interest in newly developed assets to WLWI. For the three months ended March 31, 2020, WLR’s proportionate share of revenue of $0.2 million, and WLWI's net revenue (revenue less production costs) of $1.4 million are both included in interest expense on the Company’s condensed consolidated statements of operations.

Certain investment funds and entities affiliated with Värde Partners, Inc. are parties to the RSA. See Note 2 - Voluntary Petitions under Chapter 11 of the Bankruptcy Code for further information about the terms of the RSA and the transactions contemplated thereby.

NOTE 14 - PREFERRED STOCK

As of March 31, 2020, the Company accounted for the Series C, D, E and F Preferred Stock at its initial fair value at closing of the 2019 Transaction Agreement on March 5, 2019, plus cumulative paid-in-kind dividends accrued subsequent to the closing of the transactions contemplated by the 2019 Transaction Agreement, under mezzanine equity in the consolidated balance sheet. The components of each series of preferred stock are summarized in the table below:

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
	(In thousands, except shares)
Balance, January 1, 2020	125,000	$99,303	39,254	$29,082	60,000	$66,285	55,000	$50,861
Paid-in-kind dividends	—	3,620	—	896	—	1,324	—	1,332
Balance, March 31, 2020	125,000	$102,923	39,254	$29,978	60,000	$67,609	55,000	$52,193

See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the RSA and the impact of the Chapter 11 Cases on the preferred stock of the Company.

On June 29, 2020, the Bankruptcy Court entered an interim order establishing certain procedures and restrictions with respect to the direct or indirect purchase, disposition or other transfer of the Company’s preferred stock and common stock by holders of its preferred stock and certain substantial holders of its common stock.

NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of Common Stock

On January 31, 2020, the Company issued 4,431,817 shares of the Company’s common stock, with a fair value of $1.0 million at the time of issuance, to the board of directors for payment of annual board of directors fees.

Under the Plan contemplated by the RSA entered into on June 28, 2020, each outstanding share of the Company’s common stock will be canceled for no consideration. The Company believes it is unlikely that the holders of shares of its common stock will receive any consideration for their shares under any plan approved by the Bankruptcy Court, irrespective of whether such plan contemplates terms consistent with or similar to those agreed upon in the RSA. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Chapter 11 Cases.

On June 29, 2020, the Bankruptcy Court entered an interim order establishing certain procedures and restrictions with respect to the direct or indirect purchase, disposition or other transfer of the Company’s preferred stock and common stock by holders of its preferred stock and certain substantial holders of its common stock.

Warrants

The following table provides a summary of warrant activity as of March 31, 2020:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2020	2,754,062	3.83
Forfeited or expired	(174,642)	2.81
Outstanding at March 31, 2020	2,579,420	$4.50

Outstanding warrants of 2,579,420 at March 31, 2020 will expire in 2022. The Company expects that the outstanding warrants will be cancelled for no consideration in the Chapter 11 Cases.

The Company has the following potentially dilutive securities outstanding which were excluded from the diluted loss per share calculations because they were anti-dilutive at March 31, 2020 and 2019:

	March 31,
	2020	2019
Stock Options	3,456,025	4,499,100
Stock Purchase Warrants	2,579,420	4,402,329
Series E Preferred Stock	26,197,270	18,623,868
	32,232,715	27,525,297

NOTE 16 - SHARE BASED AND OTHER COMPENSATION

For the three months ended March 31, 2020 and 2019, the Company's share-based compensation consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2020			2019
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share based compensation expensed	$(4)	$1,067	$1,063	$391	$3,254	$3,645
Unrecognized share-based compensation costs	$53	$617	$670	$294	$5,057	$5,351
Weighted average amortization period remaining (in years)	0.92	0.70		0.32	0.73

Restricted Stock

A summary of restricted stock grant activity pursuant to the 2012 Plan and the 2016 Plan for the three months ended March 31, 2020, is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2020	1,402,175	$1.26
Granted	4,431,817	$0.22
Vested and issued	(4,575,402)	$2.39
Forfeited or canceled (1)	(632,083)	$2.94
Outstanding at March 31, 2020	626,507	$1.26
(1) Forfeitures are accounted for as and when incurred.

Under the Plan contemplated by the RSA, each outstanding share of restricted stock that has been vested and issued will be canceled for no consideration. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Chapter 11 Cases.

Stock Options

A summary of stock option activity pursuant to the 2016 Plan for the three months ended March 31, 2020 , is presented below:

	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	3,588,350	$4.05	3,487,792	7.2
Forfeited or canceled (1)	(132,325)	$3.14
Outstanding at March 31, 2020	3,456,025	$4.05	3,416,093	7.2
(1) Forfeitures are accounted for as and when incurred.

The Company expects that the outstanding stock options will be cancelled for no consideration in the Chapter 11 Cases.

NOTE 17 - SUPPLEMENTAL NON-CASH TRANSACTIONS

The following table presents the supplemental disclosure of cash flow information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Non-cash investing and financing activities excluded from the statement of cash flows:
Issued shares of common stock and preferred stock upon extinguishment of debt and modification of Series C Preferred Stock and Series D Preferred Stock	$—	$141,787
Deferred revenue realized upon purchase option exercise	—	11,700
Change in capital expenditures for drilling costs in accrued liabilities	(2,849)	6,211
Accrued cumulative paid in kind dividends on preferred stock	7,172	4,824
Change in asset retirement obligations	5	47

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES

ARM Sales Agreement

On August 2, 2018, the Company executed a five-year agreement with SCM Crude, LLC, an affiliate of Salt Creek, to secure firm takeaway pipeline capacity and pricing on a long-haul pipeline to the Gulf Coast region commencing July 1, 2019. On March 11, 2019, the agreement was replaced with a five-year agreement between the Company and ARM, a related company to Salt Creek. The new agreement accelerated the start date to March 2019 and guarantees firm takeaway capacity on a long-haul pipeline to Corpus Christi, Texas, once completed, at a specified price. Under the terms of the new contract, the Company received pricing differentials on the crude oil sales contract subject to minimum quantities of crude oil to be delivered as follows:

Date	Quantity (Barrels per Day)
March 2019 - June 2019	5,000
July 2019 - December 2019	4,000
January 2020 - June 2020	5,000
July 2020 - June 2021	6,000
July 2021 - December 2024 (1)	7,500
(1) Extending to the later of December 2024 or 5 years from the EPIC Crude Oil pipeline in-service date (February 2025).

Further, ARM has agreed to purchase crude from the Company based upon Magellan East Houston pricing with a fixed “differential basis”. The agreement does not met the criteria for the “normal purchase normal sales” exception under ASC 815, “Derivatives and Hedging”, as the Company did not meet the minimum quantities deliverable under the contract at certain times in the past and net settlement occurred. See Note 9 - Derivatives to our condensed consolidated financial statements for additional information. On May 8, 2020, the Company terminated this agreement with ARM.

Environmental and Governmental Regulation

As of March 31, 2020, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and natural gas industry are extensively regulated by federal, state, and local governments and regulatory agencies in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, taxation, and various other matters. Oil and natural gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of March 31, 2020, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect on the financial condition of the Company.

Legal Proceedings

The Company may from time to time be involved in various legal actions arising in the ordinary course of business. In the opinion of management, the Company’s liability, if any, in these pending actions would not have a material adverse effect on the financial position of the Company. The Company’s general and administrative expenses would include amounts incurred to resolve claims made against the Company. However, the Bankruptcy Code provides an automatic stay of the proceedings listed above, as well as other claims and actions that were or could have been brought prior to the filing of the Chapter 11 Cases.

The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition, other than the following:

ARM Energy Management, LLC, SCM Crude, LLC and Salt Creek Midstream, LLC v. Lilis Energy, Inc., Cause No. 2020-28573 in the 333rd Judicial District Court, Harris County, Texas.  On May 8, 2020, ARM, SCM Crude, LLC and Salt Creek (together with SCM Crude, LLC, “SCM”) filed suit against the Company asserting a claim by SCM for alleged breach of the Gathering Agreement, a claim by ARM for alleged breach of that certain Firm Sales Contract dated March 11, 2019, by and between the Company and ARM (the “Firm Sales Contract”), and claims for a declaratory judgment that the “Commencement Date” under the Gathering Agreement occurred no later than January 1, 2020, and that Lilis incurred certain obligations related to dedication of certain wells to payment of gathering fees under the Gathering Agreement as of that date, and for specific performance of the Gathering Agreement. On May 6, 2020, the Company terminated the Gathering Agreement in its entirety on the basis that, among other things, SCM failed to timely build and properly equip a crude pipeline gathering system by the date specified in the Gathering Agreement. In connection with the termination of the Gathering Agreement, the Company declared force majeure on May 6, 2020 and suspended deliveries of crude oil under that certain Firm Sales Contract dated March 11, 2019, by and between the Company and ARM (the “Firm Sales Contract”). The Company also demanded adequate assurances from ARM under the Firm Sales Contract due to ARM’s alleged pattern of taking unpermitted deductions and failing to pay for certain amounts of crude oil. When ARM failed to post adequate assurances, the Company subsequently terminated the Firm Sales Contract on May 8, 2020.  SCM and ARM argued that, among other things, the Company wrongfully terminated (i) the Gathering Agreement based on the Company’s claim that SCM failed to timely build and properly equip a crude pipeline gathering system and (ii) the Firm Sales Agreement based on the Company’s claim that ARM failed to provide adequate assurance of performance.

On May 13, 2020, SCM filed a verified application for a temporary restraining order and temporary injunction. That same day, the court entered a temporary restraining order, enjoining the Company from: (i) executing, negotiating, promising, pledging, encumbering, or otherwise burdening, conveying, or transferring SCM’s gathering rights under the Gathering Agreement with respect to certain dedicated areas; (ii) marketing or soliciting bids, tenders, or proposals for the gathering rights under the Gathering Agreement with respect to certain dedicated areas, and (iii) in any way altering, impairing, or infringing the parties’ rights under the Gathering Agreement. The court also ordered that SCM post a bond for the temporary restraining order in the amount of $50,000, and set the temporary injunction hearing for May 26, 2020.

On May 22, 2020, the Company filed a response arguing that the Company had properly exercised its right to terminate the Gathering Agreement and that SCM had failed to meet the standard for injunctive relief. The Company also filed an answer and counterclaim seeking a declaratory judgment that the Gathering Agreement and Firm Sales Contract have been properly terminated and are of no force and effect, and for damages.

On May 26, 2020, the court held a hearing on SCM’s request for temporary injunctive relief. By order dated May 28, 2020, the court denied SCM’s request for temporary injunctive relief, finding that SCM had failed to demonstrate the lack of an adequate remedy at law. On June 9, 2020, SCM filed a motion to reconsider their application for a temporary injunction. On June 10, 2020, the Company filed its response to SCM’s motion to reconsider, arguing that reconsideration is not warranted, and that SCM continues to fail to demonstrate that it lacks an adequate remedy at law. The court set a hearing on SCM’s motion to reconsider for June 22, 2020, which was subsequently rescheduled for June 29, 2020. The Company has filed two motions for summary judgment, one seeking a declaration that the Gathering Agreement was properly terminated by Lilis and one seeking summary judgment that the Firm Sales Contract was properly terminated by Lilis. A hearing to consider the two motions has not been scheduled.

In connection with the filing of the Chapter 11 Cases, the Company removed the case to the bankruptcy court.

Liens
As of the most recent date available, statutory mechanic's and materialman’s liens which remain unpaid in the amount of $12.0 million have been filed against the related assets.

NOTE 20 - SUBSEQUENT EVENTS

On May 6, 2020, the Company terminated the Gathering Agreement in its entirety. Additionally, in connection with the termination of the Gathering Agreement, the Company declared force majeure and suspended deliveries of crude oil under the Firm Sales Contract between the Company and ARM, then subsequently terminated the Firm Sales Contract on or about May 8, 2020. On May 8, 2020, ARM, SCM Crude and Salt Creek filed a petition asserting claims against the Company with respect to its termination of certain midstream and marketing arrangements. See Note 19 - Commitments and Contingencies for more information concerning these matters.

On June 5, 2020, Lilis Energy, Inc., the Guarantors, the Administrative Agent and certain lenders entered into the Forbearance Agreement. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Forbearance Agreement and the related subsequent events concerning the indebtedness under the Revolving Credit Agreement.

Pursuant to the RSA dated June 28, 2020, the Debtors filed voluntary petitions on that same date as debtors seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court commencing the Chapter 11 Cases. The Debtors’ Chapter 11 proceedings are being jointly administered under the caption In re Lilis Energy, Inc., et al., Case No. 20-33274. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the RSA, the Chapter 11 Cases and the related subsequent events concerning the indebtedness under the revolving Credit Agreement and its derivative contracts and the impact of the Chapter 11 Cases on such indebtedness, certain derivative contracts and business and operations of the Company.

To maintain and continue uninterrupted ordinary course operations during the bankruptcy proceedings, the Debtors filed a variety of “first day” motions seeking approval from the Bankruptcy Court for various forms of customary relief designed to minimize the effect of bankruptcy on the Debtors’ operations, customers and employees. On June 29, 2020, the Bankruptcy Court entered orders approving all requested “first day” relief.

On June 30, 2020, the Company entered into the Initial DIP Credit Agreement among Lilis Energy, Inc., as borrower, the other Debtors, as guarantors, the Non-Affiliate RBL Lenders (also referred to as the Initial DIP Lenders), and the Administrative Agent. See Note 11 - Indebtedness for a description of the terms of the Initial DIP Credit Agreement and the Initial DIP Credit Facility.

On June 29, 2020, the Company received notification from the NYSE American LLC (the “NYSE American”) that the staff of NYSE Regulation, Inc. (“NYSE Regulation”) had determined to commence proceedings to delist the Common Stock from the NYSE American. Trading of shares of the Company’s common stock on the NYSE American was suspended effective June 29, 2020. The Company’s common stock began to be quoted on the OTC Pink marketplace on June 30, 2020 under the symbol “LLEXQ”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report.

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

As of March 31, 2020, we had $97.8 million of indebtedness outstanding and the borrowing base under our Revolving Credit Agreement (as defined below), is $90.0 million, resulting in a remaining borrowing base deficiency of $7.8 million. Upon completion of the sale of approximately 1,185 undeveloped net acres in Lea County, New Mexico, we made a scheduled repayment of $17.3 million. Pursuant to the Fourteenth Amendment to our Revolving Credit Agreement, the remaining $7.8 million was due on June 5, 2020, which the Company has not paid. Pursuant to the Forbearance Agreement (as defined below), the administrative agent and requisite lenders under our Revolving Credit Agreement agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement as a result of certain specified defaults and events of default, including the Company’s failure to make the borrowing base deficiency on or before June 5, 2020, until June 26, 2020. In anticipation of a potential filing of the Chapter 11 Cases (as defined below), the Company did not make the payment.

In order to improve our liquidity, leverage position and current ratio to meet the financial covenants under the Revolving Credit Agreement, our board of directors formed a Special Committee in November 2019 which was tasked with reviewing and evaluating strategic alternatives that could enhance the value of the Company, including alternatives that could enable us to access further sources of liquidity through financing alternatives or deleveraging transactions. The Special Committee hired financial and legal advisors to advise the committee on these matters. In the months leading to the commencement of the Chapter 11 Cases, the Company, with the assistance of its advisors and spearheaded by the Special Committee, ran an extensive marketing and sale process and explored various strategic alternatives. On June 16, 2020, our board of directors revised the original directive and authority of the Special Committee to include evaluation of restructuring transactions. On June 28, 2020, following recommendation by the Special Committee, our board of directors approved the terms of the RSA (as defined below) and the filing of bankruptcy petitions by the Debtors (as defined below).

Voluntary Petitions under Chapter 11 of the Bankruptcy Code

On June 28, 2020 (the “Petition Date”), Lilis Energy, Inc. and its consolidated subsidiaries Brushy Resources, Inc., ImPetro Operating LLC, ImPetro Resources, LLC, Lilis Operating Company, LLC and Hurricane Resources LLC (collectively, the “Debtors”) filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) commencing cases for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption In re Lilis Energy, Inc., et al., Case No. 20-33274. We are currently operating our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, in accordance with the applicable provisions of the Bankruptcy Code.

To maintain and continue uninterrupted ordinary course operations during the bankruptcy proceedings, the Debtors filed a variety of “first day” motions seeking approval from the Bankruptcy Court for various forms of customary relief designed to minimize the effect of bankruptcy on the Debtors’ operations, customers and employees. On June 29, 2020, the Bankruptcy Court entered orders approving all requested “first day” relief. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following our bankruptcy filing and (subject to caps applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders and critical vendors, and funds belonging to third parties, including royalty interest and working interest holders, and partners. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court.

On June 28, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with (i) the lenders under our Revolving Credit Facility (other than Värde) (each as defined below) (the “Consenting RBL Lenders”) and (ii) certain investment funds and entities affiliated with Värde Partners, Inc. (collectively, “Värde”), which collectively own all of our outstanding preferred stock and a subordinated participation in that certain Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 10, 2018 (as amended, the “Revolving Credit Agreement” and the loan facility, the “Revolving Credit Facility”), by and among Lilis Energy, Inc., as borrower, the other Debtors, as guarantors, BMO Harris Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (“RBL Lenders”), for the purpose of supporting (a) the implementation of restructuring transactions, including a chapter 11 plan of reorganization with terms consistent with those set forth in the RSA (the “Plan”), (b) an initial debtor-in-possession credit agreement (the “Initial DIP Credit Agreement”) and related initial DIP credit facility (the “Initial DIP Facility”), (c) the terms of a replacement debtor-in-possession credit agreement (the “Replacement DIP Credit Agreement”) and replacement DIP credit facility (the “Replacement DIP Facility”) and (d) the form of an equity commitment letter contemplating an equity investment by one or more Värde entities in the event that Värde elects in its sole discretion to provide such a commitment to fund the Plan on or before August 17, 2020. If on or prior to August 17, 2020, (i) Värde has not funded the Replacement DIP Facility with sufficient cash such that the lenders’ claims under the Initial DIP Facility have not been repaid in full with proceeds from the Replacement DIP Facility and (ii) Värde has not made a commitment to make the Värde Equity Investment (which, if elected, will be funded on the effective date of the plan of reorganization contemplated by the RSA (the “Plan”)), the Debtors will pursue a sale of substantially all their assets pursuant to bidding procedures agreed to in the RSA to close on or before the 135th day following the Petition Date. See Note 11 - Indebtedness to our condensed consolidated financial statements for additional details about the Initial DIP Credit Agreement and Initial DIP Facility. Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan contemplated in the RSA:

•
each lender under the Revolving Credit Agreement that is unaffiliated with Värde (each, a “Non-Affiliate RBL Lender”) will receive its pro rata share of (i) $9.2 million in cash plus all accrued and unpaid interest as of the Petition Date (estimated to be $0.7 million), and (ii) participations in $55 million of new loans under the Exit Facility as described below;

•
Värde, on account of claims held by its affiliates as lenders under the Revolving Credit Agreement and, if applicable, its claims under the Replacement DIP Facility, will receive an aggregate of 100% of the new common stock of the reorganized Lilis, and the treatment of the Company’s outstanding preferred stock, all of which is currently held by Värde, remains undecided and will be agreed on by Värde, the Company and the required Consenting RBL Lenders on or prior to the date the Replacement DIP Facility closes;

•
the treatment of allowed general unsecured claims will be determined no later than August 17, 2020, which treatment must be acceptable to Värde in consultation with the Administrative Agent, and as a condition to the effectiveness of the Plan (subject to certain exceptions provided in the RSA), the allowed general unsecured claims and allowed priority, other secured, and priority tax claims, other than claims held by Värde and its affiliates, must not exceed a total amount to be acceptable to Värde upon receipt of reasonably acceptable diligence at the time of signing the equity commitment letter providing for the Värde Equity Investment; and

•	each outstanding share of the Company’s common stock will be canceled for no consideration.

The Company believes it is unlikely that the holders of shares of its common stock will receive any consideration for their shares under any plan approved by the Bankruptcy Court, irrespective of whether such plan contemplates terms consistent with or similar to those agreed upon in the RSA.

The Plan contemplated in the RSA is contingent upon, among other things, Värde’s election in its sole discretion, on or before August 17, 2020, to provide (i) an agreed commitment (which, if elected, will be funded on the effective date of the Plan) to buy the common stock of the reorganized Lilis for $55.0 million in cash less any funding provided by Värde under the Replacement DIP Facility (but excluding any amount of interest or fees paid-in-kind and capitalized thereunder), and (ii) certain Värde funds to provide for a Replacement DIP Facility.

The Consenting RBL Lenders and Värde have the right to terminate the RSA, and their support for the restructuring contemplated by the RSA (the “Restructuring”), for customary reasons, including, among others, the failure to timely achieve any of the milestones for the progress of the Chapter 11 Cases that are in the RSA, which include the dates by which the Debtors are required to, among other things, obtain certain court orders and consummate the Restructuring.

There can be no assurance that the Debtors will confirm and consummate the Plan as contemplated by the RSA or complete an alternative plan of reorganization. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute a business plan are subject to risks and uncertainties associated with bankruptcy.

Initial DIP Facility, Replacement DIP Facility and Exit Facility.

The RSA contemplates that, upon the interim approval of the Bankruptcy Court, the Debtors, as borrower and guarantors, the Consenting RBL Lenders (in that capacity, “Initial DIP Lenders”) and the Administrative Agent would enter into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Initial DIP Credit Agreement”), under which the Initial DIP Lenders would provide a superpriority senior secured debtor-in-possession credit facility providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million would be available on an interim basis, with the remainder available on a final basis, plus (ii) a tranche roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans would be incurred upon entry of an interim order, with the remaining $13.5 million to be incurred upon entry of a final order. On June 29, 2020, the Bankruptcy Court entered an order (the “Interim DIP Order”) granting interim approval of the Initial DIP Facility, thereby permitting the Company to incur up to $5.0 million new money loans on an interim basis. The Initial DIP Credit Agreement was entered into on June 30, 2020. A final hearing on the Initial DIP Facility and Initial DIP Credit Agreement is scheduled for August 18, 2020.

Subject to approval by the Bankruptcy Court, the proceeds of the Initial DIP Facility will be used to pay fees, expenses and other expenditures of the Debtors to be set forth in rolling budgets prepared as part of the Chapter 11 Cases, subject to approval by the Initial DIP Lenders. Closing the Initial DIP Facility is contingent on the satisfaction of customary conditions, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement.

The RSA further contemplates that Värde may elect, in its sole discretion and on or prior to August 17, 2020, to provide the Debtors with a Replacement DIP Facility or the Värde Equity Investment or both. Among other things, Värde’s notification to the Administrative Agent or Debtors of its intention not to provide the Replacement DIP Facility or the Värde Equity Investment will constitute a termination event for the RSA. If Värde elects to provide a Replacement DIP Facility, the RSA contemplates that the Replacement DIP Facility will consist of a senior secured superpriority debtor-in-possession term loan facility providing for $20 million new money loans. The proceeds of the Replacement DIP Facility will be used to refinance in full the outstanding obligations under the Initial DIP Facility, including accrued and unpaid interest and the fees and expenses of the DIP Lenders, and pay fees, expenses and other expenditures of the Debtors during the Chapter 11 Cases. Upon the Debtors’ emergence from the Chapter 11 Cases and to the extent any claims under the Replacement DIP Facility have not otherwise been repaid, each holder of an allowed claim under the Replacement DIP Facility will receive its pro rata share of a certain percentage of the new common stock of the reorganized Lilis (subject to dilution from the Värde Equity Investment, if applicable) such that Värde and its affiliates will collectively own 100% of the outstanding common stock of the reorganized Lilis on account of its claims under the Revolving Credit Facility and the Replacement DIP Facility. In addition, Värde may elect, in its sole discretion and on or prior to August 17, 2020, to purchase, upon the Debtors’ emergence from the Chapter 11 Cases, 100% of the common stock of the reorganized Lilis in exchange for $55.0 million in cash (less any funding provided by Värde pursuant to the Replacement DIP Facility (but excluding any amount of interest or fees paid-in-kind and capitalized thereunder)) (the “Värde Equity Investment”). The proceeds of the Värde Equity Investment will be used to repay a portion of the claims of the Non-Affiliate RBL Lenders under the Revolving Credit Facility on the effective date, to fund other distributions under the Plan, and to fund the working capital of the reorganized Debtors.

Pursuant to the RSA, on the effective date of the Plan, the Consenting RBL Lenders will provide a revolving credit facility to the reorganized Debtors in a principal amount of $55.0 million, with a 36-month term to maturity and a 9-month borrowing base redetermination holiday (the “Exit Facility”). The proceeds of the Exit Facility will be used to repay a portion of the Non-Affiliate RBL Lenders’ claims under the Revolving Credit Facility.

Acceleration of Our Existing Debt and Automatic Stay Due to Chapter 11 Filing

As of March 31, 2020, we had $97.8 million of indebtedness outstanding, and the borrowing base under our Revolving Credit Agreement was $90.0 million, resulting in a borrowing base deficiency of $7.8 million. Pursuant to the Fourteenth Amendment to the Revolving Credit Agreement, the remaining payment of $7.8 million was due June 5, 2020, which the Company did not pay.

On June 5, 2020, the Debtors, the Administrative Agent and certain lenders entered into a Limited Forbearance Agreement to the Revolving Credit Agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Administrative Agent and the Majority Lenders agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents arising solely as a result of the occurrence or continuance of certain specified defaults and events of default under the Revolving Credit Agreement (the “Specified Defaults”) during the Forbearance Period (as defined below). The Specified Defaults include the Company’s failure to make the borrowing base deficiency payment due June 5, 2020, deliver certain financial statements when due, failure to comply with requirements related to the status of trade payables and related liens and failure to maintain the leverage ratio and asset coverage ratio required by the Revolving Credit Agreement as of the fiscal quarter ended March 31, 2020. The “Forbearance Period” commenced on the date of the Forbearance Agreement and expired at 6:00 p.m., Central time, on June 26, 2020.

The Forbearance Agreement also deferred the scheduled spring redetermination of the borrowing base under the Revolving Credit Agreement from on or about June 5, 2020 to on or about June 26, 2020.

The Forbearance Agreement permitted the lenders under the Revolving Credit Agreement, or the RBL Lenders, in their capacity as counterparties to the Company’s commodity swap agreements to unwind and liquidate such swap arrangements during the Forbearance Period and to apply any net proceeds to pay down the outstanding obligations under the Revolving Credit Agreement. The swap positions of such lenders were liquidated on June 9, 2020 for net proceeds of approximately $9.3 million, which was applied to reduce the outstanding obligations of the Company under the Revolving Credit Agreement. On June 17, 2020, certain of the RBL Lenders permitted the Company to borrow $1.5 million under the Revolving Credit Agreement. As of the filing of the Chapter 11 Cases, the remaining outstanding principal on our Revolving Credit Agreement was $89.9 million, including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other RBL Lenders under the Revolving Credit Agreement.

Our remaining derivative contracts with counterparties that were not our RBL Lenders are governed by master agreements which generally specify that a default under any of our indebtedness as well as any bankruptcy filing is an event of default which may result in early termination of the derivative contracts. As a result of our debt defaults and our bankruptcy petition, we are currently in default under these remaining derivative contracts. We anticipate that our remaining outstanding derivative contracts may be terminated in conjunction with our bankruptcy proceedings. We have received notices from the four remaining counterparties that they intend to terminate their master agreements with us. Furthermore, since we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we comply with the credit default or bankruptcy covenants under our derivative master agreements and thus may not be able to enter into new hedging transactions.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Revolving Credit Agreement, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt. The Company has classified all of its outstanding debt as a current liability on its condensed consolidated balance sheet as of March 31, 2020.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the bankruptcy petitions on the Petition Date automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against the Debtors as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.

Ability to Continue as a Going Concern

We have experienced losses and working capital deficiencies, and at times in the past, negative cash flows from operations. Additionally, our liquidity and operating forecasts have been negatively impacted by the recent decrease in commodity prices and resulting temporary shut-in of wells, which has negatively impacted our ability to comply with debt covenants under our Revolving Credit Agreement. Commodity price volatility, as well as concerns about the COVID-19 pandemic, which has significantly decreased worldwide demand for oil and natural gas. Our Revolving Credit Agreement contains financial covenants that require the Company to maintain a ratio of total debt to EBITDAX (the “Leverage Ratio”) of not more than 4.00 to 1.00 and a ratio of current assets to current liabilities (the “Current Ratio”) of not less than 1.00 to 1.00 as of the last day of each fiscal quarter. See Note 11-Indebtedness to our condensed consolidated financial statements for additional information regarding the financial covenants under our Revolving Credit Agreement. As of March 31, 2020, the Company was not in compliance with the Leverage Ratio and Current Ratio covenants under the Revolving Credit Agreement. Pursuant to the Fourteenth Amendment (as defined in Note 11 - Indebtedness), the Company obtained a waiver from the requisite lenders of its non-compliance with the Leverage Ratio and Current Ratio covenants, among other waivers of default, as of March 31, 2020. Pursuant to the Forbearance Agreement, the Administrative Agent and the Majority Lenders agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents, during the Forbearance Period as described above, that arose solely as a result of the Company’s breach of the Leverage Ratio and Current Ratio covenants, the Company’s failure to pay remaining borrowing base deficiency and certain other defaults or events of default.

Fluctuations in oil and natural gas prices have a material impact on our financial position, results of operations, cash flows and quantities of oil, natural gas and NGL reserves that may be economically produced. Historically, oil and natural gas prices have been volatile, and may be subject to wide fluctuations in the future. If continued depressed prices persist, the Company will continue to experience impairment of oil and natural gas properties, operating losses, negative cash flows from operating activities, and negative working capital.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the Initial DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the Initial DIP Facility. Our ability to borrow the additional $10.0 million new money loans under the Initial DIP Facility is contingent on the satisfaction of the conditions specified in the Initial DIP Credit Agreement, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases.

As part of the Chapter 11 Cases, the Company entered into the RSA described above. The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Company will confirm and consummate a Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases. As a result, the Company has concluded these matters raise substantial doubt about the Company’s ability to continue as a going concern for a twelve-month period following the date of issuance of these consolidated financial statements.

2020 Operational and Financial Updates

•	Brought additional capital of $24.1 million into the Company through the sale of certain undeveloped leasehold assets in New Mexico.

•
Successfully installed gas treating system on certain well locations and are now in the final stages of testing the treated gas that will flow to sales.  We anticipate all treated natural gas production to be flowing to sales during the third quarter of 2020.

•
In response to recent commodity prices and our efforts to strengthen our capital through reducing operating costs, during April 2020 the Company elected to shut-in 31 wells which were identified as uneconomic as a result of the continued decline in commodity prices in 2020. Twenty-eight of the shut-in wells have been brought back online.

•
A portion of the Company's employees were placed on furlough in April. As a result of continuing restricted liquidity due to economic impacts of COVID-19, the Company laid off its furloughed employees, a 44% reduction in workforce, in June 2020 to further reduce personnel costs of the Company.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due to the COVID-19 outbreak, which originated in Wuhan, China, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

In addition, in March 2020, members of OPEC failed to agree on production levels which has caused increased supply and led to a substantial decrease in oil prices and an increasingly volatile market. The oil price war ended with a deal to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. If depressed pricing continues for an extended period it will lead to i) reductions in availability under any reserve-based lending arrangements we may enter into, ii) reductions in reserves, and iii) additional impairment of proved and unproved oil and gas properties. We also expect disclosures of supplemental oil and gas information to be impacted by price declines.

In response to recent commodity prices and our efforts to strengthen our capital through reducing operating costs, during April 2020 the Company elected to shut-in 12 wells which were identified as uneconomic as a result of the continued decline in commodity prices in 2020 and 19 additional wells were identified for short term shut-in through May and June. The 19 wells identified for short term shut-in are naturally flowing wells and have been brought back online. After initially furloughing a portion of its employees, and as a result of continuing restricted liquidity due to economic impacts of COVID-19, the Company laid off 44% of its workforce in June 2020 to further reduce personnel costs of the Company.

The full impact of the COVID-19 outbreak and the oversupply and resulting decline in oil prices continues to evolve as of the date of this Quarterly Report. As such, it is uncertain as to the full magnitude that they will have on the Company’s financial condition, liquidity, and future results of operations.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

These matters could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which the Company expects would impair the Company’s asset values, including reserve estimates.  Further, consumer demand has decreased since the spread of the outbreak and new travel restrictions placed by governments in an effort to curtail the spread of the coronavirus. Although the Company cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. We are not eligible for these funds.

The CARES Act has not had a significant impact on our financial condition, results of operations, or liquidity.

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

Results of Operations – For the Three Months Ended March 31, 2020 and 2019

Sales Volumes and Revenues

The following table sets forth selected revenue and sales volume data for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Variance	%
Net sales volume:
Oil (Bbl)	303,346	317,669	(14,323)	(5)%
Natural gas (Mcf)	285,219	918,607	(633,388)	(69)%
NGL (Bbl)	16,751	74,446	(57,695)	(77)%
Total (BOE)	367,634	545,217	(177,583)	(33)%
Average daily sales volume (BOE/d)	4,040	5,991	(1,951)	(33)%
Average realized sales price:
Oil ($/Bbl)	$40.75	$46.28	$(5.53)	(12)%
Natural gas ($/Mcf)	0.66	1.66	(1.00)	(60)%
NGL ($/Bbl)	13.07	19.75	(6.66)	(34)%
Total ($/BOE)	$34.74	$32.46	$2.28	7%
Oil, natural gas and NGL revenues (in thousands):
Oil revenue	$12,362	$14,701	$(2,339)	(16)%
Natural gas revenue	189	1,526	(1,337)	(88)%
NGL revenue	219	1,470	(1,251)	(85)%
Total revenue	$12,770	$17,697	$(4,927)	(28)%

Total sales volumes decreased 33% to 367,634 BOE during the three months ended March 31, 2020, compared to 545,217 BOE for the 2019 quarter, a decrease of 177,583 BOE. Lower total sales volume was primarily the result of our gas purchaser's shut down of its system for seven days during the three months ended March 31, 2020. The decrease was partially offset by sales from 6.0 gross (4.5 net) wells placed on production after March 31, 2019. Total revenue decreased $4.9 million to $12.8 million for the three months ended March 31, 2020, as compared to $17.7 million for the three months ended March 31, 2019, representing a 28% decrease. The decrease was primarily attributable to lower sales volumes.

Operating Expenses

The following table shows a comparison of operating expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Variance	%
Operating Expenses per BOE:
Production costs	$12.77	$8.74	$4.03	46%
Gathering, processing and transportation	0.89	2.16	(1.27)	(59)%
Production taxes	1.67	1.66	0.01	1%
General and administrative	15.85	17.75	(1.90)	(11)%
Depreciation, depletion, amortization and accretion	8.95	14.95	(6.00)	(40)%
Total operating expenses per BOE	$40.13	$45.26	$(5.13)	(11)%

Operating Expenses (in thousands):
Production costs	$4,696	$4,764	$(68)	(1)%
Gathering, processing and transportation	327	1,178	(851)	(72)%
Production taxes	613	906	(293)	(32)%
General and administrative	5,826	9,679	(3,853)	(40)%
Depreciation, depletion, amortization and accretion	3,292	8,153	(4,861)	(60)%
Total operating expenses	$14,754	$24,680	$(9,926)	(40)%

Production Costs

Production costs decreased by $0.1 million to $4.7 million for the March 31, 2020, as a result of cost-cutting measures in the current year offset by the addition of 6 gross (4.5 net) producing wells since March 31, 2019. Our production costs on a per BOE basis increased by $4.03, or 46%, to $12.77 for the three months ended March 31, 2020, as compared to $8.74 per BOE for the three months ended March 31, 2019. The increase in production costs per BOE was primarily the result of higher compression, chemicals, and repair and maintenance costs.

Gathering, Processing and Transportation

Gathering, processing and transportation costs decreased $0.9 million to $0.3 million for the three months ended March 31, 2020, compared to $1.2 million for the 2019 quarter. This cost decrease was primarily the result of lower sales volumes of natural gas and NGLs. The cost on a per BOE basis decreased from $2.16 for the three months ended March 31, 2019, to $0.89 for the three months ended March 31, 2020. The decrease was primarily attributable to a lower proportion of natural gas and NGLs in the product mix. For the three months ended March 31, 2020, natural gas and NGLs made up only 17% of total BOE sales as compared to 42% of total BOE sales for the 2019 quarter.

Production Taxes

Production taxes decreased $0.3 million to $0.6 million for the three months ended March 31, 2020, compared to $0.9 million for the same period in 2019. The decrease is consistent with the decrease in revenue for the current year quarter. On a per BOE basis, production taxes were virtually unchanged for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019.

General and Administrative Expenses (“G&A”)

G&A decreased by $3.9 million to $5.8 million for the three months ended March 31, 2020, as compared to $9.7 million for the three months ended March 31, 2019. The decrease of $3.9 million in G&A was primarily attributable to a decrease in stock-based compensation of $2.6 million, a decrease in personnel costs of $0.6 million including severance costs and directors fees, and a $0.7 million decrease in professional services.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A expense was $3.3 million for the three months ended March 31, 2020, compared to $8.2 million for the three months ended March 31, 2019; resulting in a decrease of $4.9 million. Our DD&A rate decreased by 40% to $8.95 per BOE for the three months ended March 31, 2020 from $14.95 per BOE for the three months ended March 31, 2019. The rate decrease was primarily the result of lower oil and gas property net book values remaining at March 31, 2020 after the $228.3 million impairment recorded in the last half of 2019. To a smaller degree, DD&A expense was lower as a result of a 33% decrease in sales volumes for the three months ended March 31, 2020 as compared to the 2019 quarter.

Other Income (Expenses)

The following table shows a comparison of other expenses for the three months ended March 31, 2020 and 2018:

	Three Months Ended
	2020	2019	Variance	%
	(In Thousands)
Other income (expense):
Gain (loss) from commodity derivatives, net	$21,198	$(10,577)	$31,775	(300)%
Change in fair value of financial instruments	(17,363)	(335)	(17,028)	5083%
Interest expense	(3,802)	(4,828)	1,026	(21)%
Other income	47	31	16	52%
Total other income (expenses)	$80	$(15,709)	$15,789	(101)%

Gain (Loss) from Commodity Derivatives, net

Valuation of our commodity derivatives increased by $31.8 million during the three March 31, 2020, resulting primarily from changes in underlying commodity prices as compared to the hedged prices within derivative instruments and the monthly settlement of those instruments. Additionally, during the three months ended March 31, 2020, our net loss from commodity derivatives consisted primarily of net gains of $1.2 million from settled positions and $20.0 million from mark-to-market adjustments on unsettled positions. During the three months ended March 31, 2019, our net loss from commodity derivatives consisted primarily of net losses of $1.6 million from settled positions and $9.0 million from mark-to-market adjustments on unsettled positions.

Change in Fair Value of Financial Instruments

As of March 31, 2020, we recognized a loss of $17.4 million on the change in fair value of the embedded derivative associated with the ARM sales agreement. As of December 31, 2019, we determined the agreement no longer met the criteria for the “normal purchase normal sales” exception under ASC 815, “Derivatives and Hedging”, as the Company was not meeting the minimum quantities deliverable under the contract and the net settlement criteria being met (see Note 19 - Commitments and Contingencies to our condensed consolidated financial statements). The valuation loss was primarily the result of significant decreases in the contractual pricing used to calculate net settlement. See Note 9 - Derivatives to our condensed consolidated financial statements for information regarding the recognition of the net settlement mechanism as an embedded derivative over the remainder of the contract.

As of March 31, 2019, the change in fair value of financial instruments is attributable to embedded derivatives associated with the conversion feature of the Second Lien Term Loan (as defined in Note 11 - Indebtedness to our condensed consolidated financial statements). Prior to extinguishment of the Second Lien Term Loan in March 2019, changes in our stock price directly affected the fair value of the embedded derivative. During the period from January 1, 2019 to March 5, 2019 (the date of extinguishment), we recognized a loss of $0.3 million on the embedded derivative.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $3.8 million compared to $4.8 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, interest expense included $1.5 million interest expense on principal balances outstanding under the Revolving Credit Agreement, $1.6 million from financing arrangements and $0.7 million for amortization debt issuance costs including $0.5 million to recognize excess deferred issuance costs resulting from the borrowing base reduction under our Revolving Credit Agreement. For the three months ended March 31, 2019, we incurred interest expense of $4.8 million, which included $1.4 million for interest expense on principal balances outstanding under the Revolving Credit Agreement, $1.6 million for PIK interest and $1.7 million related to amortization of debt discount on our Second Lien Term Loan and $0.1 for amortization of debt issuance costs.

Going Concern and Liquidity

As of March 31, 2020, we had $97.8 million of indebtedness outstanding and the borrowing base under our Revolving Credit Agreement (as defined in Note 11 - Indebtedness to our condensed consolidated financial statements), is $90.0 million, resulting in a remaining borrowing base deficiency of $7.8 million. Pursuant to the Fourteenth Amendment to the Revolving Credit Agreement, the remaining payment of $7.8 million was due June 5, 2020, which the Company has not paid.

On June 5, 2020, the Company, the Guarantors, the Administrative Agent and certain lenders entered into the Forbearance Agreement, under which the Administrative Agent and the Majority Lenders agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents arising solely as a result of the occurrence or continuance of the Specified Defaults during the Forbearance Period including, among other things, our failure to make the borrowing base deficiency payment due June 5, 2020. The “Forbearance Period” commenced on the date of the Forbearance Agreement and expired on June 26, 2020. In anticipation of a potential filing of the Chapter 11 Cases, the Company did not make the borrowing base deficiency payment.
The Forbearance Agreement permitted the lenders under the Revolving Credit Agreement, or the RBL Lenders, in their capacity as counterparties to the Company’s commodity swap agreements to unwind and liquidate such swap arrangements during the Forbearance Period and to apply any net proceeds to pay down the outstanding obligations under the Revolving Credit Agreement. The swap positions of such lenders were liquidated on June 9, 2020 for net proceeds of approximately $9.3 million, which was applied to reduce the outstanding obligations of the Company under the Revolving Credit Agreement. On June 17, 2020, certain of the RBL Lenders permitted the Company to borrow $1.5 million under the Revolving Credit Agreement. As of the filing of the Chapter 11 Cases, the remaining outstanding principal on our Revolving Credit Agreement was $89.9 million, including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other RBL Lenders under the Revolving Credit Agreement.

On the Petition Date, the Debtors filed voluntary petitions seeking relief under the Bankruptcy Code in the Bankruptcy Court commencing cases for relief under Chapter 11 of the Bankruptcy Code. Under the Plan contemplated by the RSA, each Non-Affiliate RBL Lender will receive its pro rata share of (i) $9.2 million in cash plus all accrued and unpaid interest as of the Petition Date (estimated to be $0.7 million), and (ii) participations in $55 million of new loans under the Exit Facility. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern to our condensed consolidated financial statements for a description of the terms of the Chapter 11 Cases, the RSA and the Plan and the impact of the Chapter 11 Cases on the outstanding debt under our Revolving Credit Agreement.

We have experienced losses and working capital deficiencies, and at times in the past, negative cash flows from operations. Additionally, our liquidity and operating forecasts have been negatively impacted by the recent decrease in commodity prices and resulting temporary shut-in of wells, which has negatively impacted our ability to comply with debt covenants under our Revolving Credit Agreement. The commodity prices have fallen significantly since the beginning of 2020, due in part to failed OPEC negotiations in the first quarter, which ultimately were resolved but prices have been slow to recover, as well as concerns about the COVID-19 pandemic, which has significantly decreased worldwide demand for oil and natural gas. Our Revolving Credit Agreement contains financial covenants that require the Company to maintain a Leverage Ratio of not more than 4.00 to 1.00 and a Current Ratio of not less than 1.00 to 1.00 as of the last day of each fiscal quarter. See Note 11 - Indebtedness to our condensed consolidated financial statements for additional information regarding the financial covenants under our Revolving Credit Agreement. As of March 31, 2020, the Company was not in compliance with the Leverage Ratio and Current Ratio covenants under the Revolving Credit Agreement. Pursuant to the Fourteenth Amendment (as defined in Note 11 - Indebtedness), the Company obtained a waiver from the requisite lenders of its non-compliance with the Leverage Ratio and Current Ratio covenants, among other waivers of default, as of March 31, 2020.  Pursuant to the Forbearance Agreement, the Administrative Agent and the requisite lenders under the Revolving Credit Agreement agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents during the Forbearance Period that arose solely as a result of the Company’s breach of the Leverage Ratio and Current Ratio covenants, the Company’s failure to pay remaining borrowing base deficiency and certain other defaults or events of default.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the Initial DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the Initial DIP Facility. Our ability to borrow the additional $10.0 million new money loans under the Initial DIP Facility is contingent on the satisfaction of the conditions specified in the Initial DIP Credit Agreement, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases.

As part of the Chapter 11 Cases, the Company entered into the RSA described above. The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Company will confirm and consummate a Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern within twelve-month period following the date of issuance of these consolidated financial statements.

Information about our cash flows for the three months ended March 31, 2020 and 2019, are presented in the following table (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$7,020	$(10,498)
Investing activities	16,055	(28,709)
Financing activities	(17,538)	29,298
Net change in cash and cash equivalents	$5,537	$(9,909)

Operating Activities

For the three months ended March 31, 2020, net cash provided by operating activities was $7.0 million, compared to net cash used in operating activities of $10.5 million for the three months ended March 31, 2019. The $7.0 million provided by operating activities during the first quarter of 2020 was primarily made up the of net loss of $1.9 million partially offset by non-cash adjustments to net income of $1.0 million offset by cash provided by an increase in working capital of $8.0 million. The working capital increase resulted from payments made on accounts receivable and lower accrued revenue receivable at March 31, 2019.

Investing Activities

For the three months ended March 31, 2020, net cash provided by investing activities was $16.1 million, compared to a use of $28.7 million for the same period in 2019. The $16.1 million in cash provided by investing activities during the three months ended March 31, 2020, was primarily attributable to the following:

•	approximately $24.1 million in proceeds from the sale of approximately 1,185 undeveloped net acres in Lea County, New Mexico; partially offset by

•	cash payments of approximately $8.0 million for capital expenditures on oil and gas properties.

Capital Expenditure Breakdown

During the three months ended March 31, 2020, capital cost incurred was $6.4 million. Incurred costs include $1.6 million related to increases to Lilis’ working interests for two wells due to non-consent elections that reduced accounts receivable from other working interest partners by that amount. Total capital incurred for the first quarter of 2020 is as follows (in thousands):

2019 Drilling & Completion Program	$2,417
Facilities & Other Projects	3,947
Total Capital Spending	$6,364

Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was $17.5 million compared to cash provided by financing activities of $29.3 million during the same period in 2019. The $17.5 million of net cash used in financing activities included a $17.3 million repayment under the Revolving Credit Agreement.

Capital Structure

Revolving Credit Agreement

The Company has entered into the Seventh Amendment through the Fourteenth Amendment to the Revolving Credit Agreement and the Forbearance Agreement, which among other things, resulted in the following (see Note 11 - Indebtedness to our condensed consolidated financial statements for additional information):

◦	Reduced our borrowing base to $90.0 million, resulting in a borrowing base deficiency of $7.8 million at March 31, 2020;

◦	Extended the date for the final borrowing base deficiency payment to June 5, 2020 and further to June 26, 2020;

◦	Waived compliance with the Leverage and Current Ratio covenants as of December 31, 2019 and March 31, 2020; and

◦
Obtained the agreement of the Administrative Agent and the requisite lenders to refrain from exercising certain rights and remedies under the Revolving Credit Agreement arising as a result of certain defaults and events of default, including our failure to make the borrowing base deficiency payment on June 5, 2020.

As a result of the filing of the Chapter 11 Cases, all indebtedness under the Revolving Credit Agreement was automatically accelerated and became due and payable. As of the filing of the Chapter 11 Cases, the remaining outstanding principal on our Revolving Credit Agreement was $89.9 million, including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other bank lenders under the Revolving Credit Agreement.
Debtor-in-Possession Credit Agreement

On June 30, 2020, Lilis Energy, Inc., as borrower, and the other Debtors, as guarantors, entered into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, or the DIP Credit Agreement, among the Debtors, the Non-Affiliate RBL Lenders (also referred to as the Initial DIP Lenders), and the Administrative Agent. Under the Initial DIP Facility, the Initial DIP Lenders agreed to provide a superpriority senior secured debtor-in-possession credit facility (also referred to as the Initial DIP Facility) providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million became available upon entry of the Interim DIP Order, with the remainder to become available on a final basis, plus

(ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans were incurred upon entry of the Interim DIP Order, with the remaining $13.5 million to be incurred upon entry of a final order. On June 29, 2020, the Bankruptcy Court entered the Interim DIP Order granting interim approval of the Initial DIP Facility, thereby permitting the Debtors to incur up to $5.0 million new money loans on an interim basis. A final hearing on the Initial DIP Facility and Initial DIP Credit Agreement is scheduled for August 18, 2020 at 2:30 p.m. prevailing Central Time.

Subject to approval by the Bankruptcy Court, the proceeds of the Initial DIP Facility will be used to pay fees, expenses and other expenditures of the Company RSA Parties to be set forth in rolling budgets prepared as part of the Chapter 11 Cases, subject to approval by the Initial DIP Lenders. Closing the Initial DIP Facility is contingent on the satisfaction of customary conditions, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement.

Borrowings under the Initial DIP Facility mature on the earliest of (i) November 30, 2020, (ii) the effective date of an approved plan of reorganization and (iii) the date on which the Debtors consummate a sale of all or substantially all of their assets pursuant to Section 363 of Chapter 11 of the Bankruptcy Code or otherwise.

The Initial DIP Credit Agreement contains events of default customary for debtor-in-possession financings, including events related to the Chapter 11 proceedings, the occurrence of which could cause the acceleration of the Debtors’ obligation to repay borrowings outstanding under the Initial DIP Facility. The Debtors’ obligations under the Initial DIP Credit Agreement are secured by a security interest in, and lien on, substantially all present and after-acquired property (whether tangible, intangible, real, personal or mixed) of the Debtors, including a superpriority priming lien on the property of the Debtors that secure their obligations under the Revolving Credit Facility.

Related Party Transactions

Certain investment funds and entities affiliated with Värde Partners, Inc. are parties to the RSA. For additional information regarding the RSA, see “Overview - Voluntary Petitions under Chapter 11 of the Bankruptcy Code” above.

On April 21, 2020, Värde Investment Partners, L.P., an affiliate of Värde Partners, Inc., became a lender under our Revolving Credit Agreement by acquiring, from a prior lender, loans and commitments under the Revolving Credit Agreement in the principal amount of approximately $25.7 million. The loans and commitments acquired by Värde Investment Partners, L.P. are subject to certain subordination provisions set forth in the Revolving Credit Agreement, as amended by the Fourteenth Amendment thereto dated April 21, 2020. For additional information regarding our Revolving Credit Agreement, as amended, see Note 11 - Indebtedness to our condensed consolidated financial statements.

Under two agreements entered into with affiliates of Värde in 2019 for the sale of an overriding royalty interest to Winkler Lea Royalty L.P. ("WLR") and a non-operated working interest in newly developed assets to Winkler Lea Working Interest L.P. ("WLWI"). For the three months ended March 31, 2020, WLR’s proportionate share of revenue of $0.2 million, and WLWI's net revenue (revenue less production costs) of $1.4 million are both included in interest expense on the Company’s condensed consolidated statements of operations.

Subsequent Events

On May 6, 2020, the Company terminated its Gathering Agreement in its entirety. Additionally, in connection with the termination of the Gathering Agreement, the Company declared force majeure and suspended deliveries of crude oil under that Firm Sales Contract between the Company and ARM, then subsequently terminated the Firm Sales Contract on or about May 8, 2020. On May 8, 2020, ARM, SCM Crude and Salt Creek filed a petition asserting claims against the Company with respect to its termination of certain midstream and marketing arrangements. See Note 19 - Commitments and Contingencies to our condensed consolidated financial statements for more information concerning these matters.

On June 5, 2020, the Company, the Guarantors, the Administrative Agent and certain lenders entered the Forbearance Agreement. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern to our condensed consolidated financial statements for a description of the terms of the Forbearance Agreement and the related subsequent events concerning the indebtedness under the Revolving Credit Agreement.

On June 28, 2020, the Company and its consolidated subsidiaries filed voluntary petitions as debtors seeking relief under Title 11 of the Bankruptcy Code in the Bankruptcy Court commencing the Chapter 11 Cases. See Note 2 - Chapter 11 Filing,

Liquidity and Going Concern to our condensed consolidated financial statements for a description of the Chapter 11 Cases and the related subsequent events concerning the indebtedness under the revolving Credit Agreement and its derivative contracts and the impact of the Chapter 11 Cases on such indebtedness, certain derivative contracts and business and operations of the Company.

On June 30, 2020, The Company received notification dated June 29, 2020 from the NYSE American LLC (the “NYSE American”) that the Company’s common stock has been suspended from trading on the NYSE American and that the NYSE American has determined to commence proceedings to delist the Company’s common stock. The NYSE American determined that the Company was no longer suitable for listing under Section 1003(c)(iii) of the NYSE American Company Guide after the Company’s June 29, 2020 disclosure that it and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. The Company does not presently anticipate exercising its right to appeal the NYSE American’s delisting determination.

The Company’s common stock has begun to be quoted on the OTC Pink marketplace on June 30, 2020 under the symbol “LLEXQ”.

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

Commitments and Contractual Obligations

On August 2, 2018, the Company executed a five-year agreement with SCM Crude, LLC, an affiliate of Salt Creek, to secure firm takeaway pipeline capacity and pricing on a long-haul pipeline to the Gulf Coast region commencing July 1, 2019. On March 11, 2019, the agreement was replaced with a five-year agreement between the Company and ARM, a related company to Salt Creek. The new agreement accelerated the start date to March 2019 and guarantees firm takeaway capacity on a long-haul pipeline to Corpus Christi, Texas, once completed, at a specified price. Under the terms of the new contract, the Company received pricing differentials on the crude oil sales contract subject to minimum quantities of crude oil to be delivered as follows:

Date	Quantity (Barrels per Day)
March 2019 - June 2019	5,000
July 2019 - December 2019	4,000
January 2020 - June 2020	5,000
July 2020 - June 2021	6,000
July 2021 - December 2024 (1)	7,500
(1) Extending to the later of December 2024 or 5 years from the EPIC Crude Oil pipeline in-service date (February 2025).

Further, ARM has agreed to purchase crude from the Company based upon Magellan East Houston pricing with a fixed “differential basis”. As of December 31, 2019, we determined the agreement no longer met the criteria for the “normal purchase normal sales” exception under ASC 815, “Derivatives and Hedging”, as the Company was not meeting the minimum quantities deliverable under the contract and the net settlement criteria being met. See Note 9 - Derivatives to our condensed consolidated financial statements for information regarding the recognition of the net settlement mechanism as an embedded derivative over the remainder of the contract. On May 8, 2020, the Company terminated this agreement with ARM.

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

During the three months ended March 31, 2020, the oil prices we received ranged from a low of $22.07 per barrel to a high of $52.48 per barrel. The NGL prices we received in the period ranged from a low of $0.24 per gallon to a high of $0.41 per gallon. Natural gas prices during the period ranged from a low of $0.40 per MCF to a high of $0.98 per MCF.

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

The price of oil and natural gas has fallen significantly since the beginning of 2020, due in part to OPEC negotiations as well as concerns about the COVID-19 pandemic and its impact on the worldwide economy and global demand for oil and gas. The resulting precipitous decline in oil and gas pricing experienced during March 2020 and through the date of this Quarterly Report, if prolonged, or a further deterioration of the market price for oil and natural gas will further negatively impact our ability to continue to operate as a going concern.

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

The Forbearance Agreement entered into on June 5, 2020 permitted the lenders under the Revolving Credit Agreement in their capacity as counterparties to the Company’s commodity swap agreements to unwind and liquidate such swap arrangements during the Forbearance Period and to apply any net proceeds to pay down the outstanding obligations under the Revolving Credit Agreement. The swap positions of such lenders were liquidated on June 9, 2020, for net proceeds of approximately $9.3 million, which was applied to reduce the outstanding obligations of the Company under the Revolving Credit Agreement. On June 17, 2020, certain of its bank lenders permitted the Company to borrow $1.5 million under our Revolving Credit Agreement. As of the filing of the Chapter 11 Cases, the total outstanding principal on our Revolving Credit Agreement was $89.9 million, including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other bank lenders under the Revolving Credit Agreement.

Our remaining derivative contracts with counterparties that were not our RBL Lenders are governed by master agreements which generally specify that a default under any of our indebtedness as well as any bankruptcy filing is an event of default which may result in early termination of the derivative contracts. As a result of our debt defaults and our bankruptcy petition, we are currently in default under these remaining derivative contracts. We anticipate that our remaining outstanding derivative contracts may be terminated in conjunction with our bankruptcy proceedings. We have received notices from the four remaining counterparties that they intend to terminate their master agreements with us. Furthermore, since we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we comply with the credit default or bankruptcy covenants under our derivative master agreements and thus may not be able to enter into new hedging transactions.

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

Interest Rate Risk

As of March 31, 2020, we had $97.8 million outstanding under our Revolving Credit Agreement with an applicable margin that varies from 2.75% to 3.25%. In addition, holders of our shares of Preferred Stock are entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears at an average annual rate of 9.07% of the Stated Value until maturity.

Currently, we do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $3.9 million at March 31, 2020, and through actual and accrued receivables from our joint interest partners of approximately $3.9 million at March 31, 2020. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2020, sales to three customers, ARM Energy Management, LLC and Lucid Energy Delaware, LLC, accounted for approximately, 96% and 3% of our revenue, respectively.

Currency Exchange Rate Risk

We do not have any foreign sales and we accept payment for our commodity sales only in U.S. dollars. We are, therefore, not exposed to foreign currency exchange rate risk on these sales.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three March 31, 2020, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various legal actions arising in the normal course of business. However, we do not believe there is any currently pending litigation that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition, other than the following.

In re Lilis Energy, Inc., et al., Case No. 20-33274 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. On the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors currently operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, in accordance with the applicable provisions of the Bankruptcy Code. Subject to certain exceptions, under the Bankruptcy Code, the filing of the bankruptcy petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against the Debtors as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.

ARM Energy Management, LLC, SCM Crude, LLC and Salt Creek Midstream, LLC v. Lilis Energy, Inc., Cause No. 2020-28573 in the 333rd Judicial District Court, Harris County, Texas.  On May 8, 2020, ARM, SCM Crude, LLC and Salt Creek (together with SCM Crude, LLC, “SCM”) filed suit against the Company, asserting a claim by SCM for alleged breach of the Gathering Agreement, a claim by ARM for alleged breach of that certain Firm Sales Contract dated March 11, 2019, by and between the Company and ARM (the “Firm Sales Contract”), and claims for a declaratory judgment that the “Commencement Date” under the Gathering Agreement occurred no later than January 1, 2020, and that Lilis incurred certain obligations related to dedication of certain wells to payment of gathering fees under the Gathering Agreement as of that date, and for specific performance of the Gathering Agreement. On May 6, 2020, the Company terminated the Gathering Agreement in its entirety on the basis that, among other things, SCM failed to timely build and properly equip a crude pipeline gathering system by the date specified in the Gathering Agreement. In connection with the termination of the Gathering Agreement, the Company declared force majeure on May 6, 2020 and suspended deliveries of crude oil under that certain Firm Sales Contract dated March 11, 2019, by and between the Company and ARM (the “Firm Sales Contract”). The Company also demanded adequate assurances from ARM under the Firm Sales Contract due to ARM’s alleged pattern of taking unpermitted deductions and failing to pay for certain amounts of crude oil. When ARM failed to post adequate assurances, the Company subsequently terminated the Firm Sales Contract on May 8, 2020.  SCM and ARM argued that, among other things, the Company wrongfully terminated (i) the Gathering Agreement based on the Company’s claim that SCM failed to timely build and properly equip a crude pipeline gathering system and (ii) the Firm Sales Agreement based on the Company’s claim that ARM failed to provide adequate assurance of performance.

On May 13, 2020, SCM filed a verified application for a temporary restraining order and temporary injunction. That same day, the court entered a temporary restraining order, enjoining the Company from: (i) executing, negotiating, promising, pledging, encumbering, or otherwise burdening, conveying, or transferring SCM’s gathering rights under the Gathering Agreement with respect to certain dedicated areas; (ii) marketing or soliciting bids, tenders, or proposals for the gathering rights under the Gathering Agreement with respect to certain dedicated areas, and (iii) in any way altering, impairing, or infringing the parties’ rights under the Gathering Agreement. The court also ordered that SCM post a bond for the temporary restraining order in the amount of $50,000, and set the temporary injunction hearing for May 26, 2020.

On May 22, 2020, the Company filed a response arguing that the Company had properly exercised its right to terminate the Gathering Agreement and that SCM had failed to meet the standard for injunctive relief. The Company also filed an answer and counterclaim seeking a declaratory judgment that the Gathering Agreement and Firm Sales Contract have been properly terminated and are of no force and effect, and for damages.

On May 26, 2020, the court held a hearing on SCM’s request for temporary injunctive relief. By order dated May 28, 2020, the court denied SCM’s request for temporary injunctive relief, finding that SCM had failed to demonstrate the lack of an adequate remedy at law. On June 9, 2020, SCM filed a motion to reconsider their application for a temporary injunction. On June 10, 2020, the Company filed its response to SCM’s motion to reconsider, arguing that reconsideration is not warranted, and that SCM continues to fail to demonstrate that it lacks an adequate remedy at law. The court set a hearing on SCM’s motion to reconsider for June 22, 2020, which was subsequently rescheduled for June 29, 2020. The Company has filed two motions for summary judgment, one seeking a declaration that the Gathering Agreement was properly terminated by Lilis and one seeking summary judgment that the Firm Sales Contract was properly terminated by Lilis. A hearing to consider the two motions has not been scheduled.

In connection with the filing of the Chapter 11 Cases, the Company removed the case to the bankruptcy court.

Item 1A. Risk Factors

We are subject to the risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code.
For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•
our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction, including a sale of all or substantially all of our assets, including a Plan consistent with the terms of the RSA we have entered into;

•	our ability to obtain court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to fund and execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; and

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to proceedings under Chapter 7 of the Bankruptcy Code; and the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with the RSA or our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases will have on our business, financial condition and results of operations.

Under the RSA executed in connection with the filing of our Chapter 11 Case, if Värde elects not to fund the Replacement DIP Facility and not to make an equity commitment, we expect to institute a bid process for the sale of our assets, which may result in less recovery for claims and interests in the Company and its subsidiaries.

Under the RSA, our significant shareholder and debtholder, Värde has the right to elect, in its sole discretion and on or prior to August 17, 2020, to provide a Replacement DIP Facility or the Värde Equity Investment or both. Among other things, Värde’s notification to the Administrative Agent or the Debtors of its intention not to provide the Replacement DIP Facility or the Värde Equity Investment will constitute a termination event for the RSA. If on or prior to August 17, 2020, (i) Värde has not funded the Replacement DIP Facility with sufficient cash such that the lenders’ claims under the Initial DIP Facility have not been repaid in full with proceeds from the Replacement DIP Facility and (ii) Värde has not made a commitment to make the Värde Equity Investment (which, if elected, will be funded on the effective date of the Plan), the RSA contemplates that the Debtors will pursue a sale of substantially all their assets pursuant to bidding procedures agreed to in the RSA, such sale to close on or before the 135th day following the Petition Date (i.e., November 8, 2020). There is no assurance that a sales process will raise funds sufficient to provide recoveries for holders of claims and interests in the Company and its subsidiaries at levels that would have been recovered if Värde funded the Replacement Credit Facility and provided an equity commitment contemplated in the RSA.

We believe it is highly likely that the shares of our existing common stock will be cancelled in our Chapter 11 Cases.

We have a significant amount of indebtedness and preferred stock that is senior to our existing common stock in our capital structure. As a result, we believe that it is highly likely that the shares of our existing common stock will be canceled in our Chapter 11 Cases and investors will receive limited to no recovery on account of such shares under any plan approved by the Bankruptcy Court, irrespective of whether such plan contemplates terms consistent with or similar to those agreed upon in the RSA.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the proceedings related to the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The Chapter 11 proceedings may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in the Debtor could become further devalued or become worthless.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

We may not be able to obtain confirmation of a Chapter 11 Plan of Reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization , solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan.

The terms of a Plan have been proposed under our RSA, however, there is no assurance a Plan consistent with the terms set forth in the RSA will be confirmed, or that any such plan of reorganization that is confirmed will not have terms materially different from the Plan contemplated in the RSA. We may not receive the requisite acceptances of constituencies in the proceedings related to the Chapter 11 Cases to confirm our Plan. Even if the requisite acceptances of our Plan are received, the Bankruptcy Court may not confirm such a Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 Plan of Reorganization is consummated, we will continue to face risks.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, potential revaluing of our assets due to Chapter 11 proceeding changes in consumer demand for, and acceptance of, our oil and gas and increasing expenses. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guaranty that a confirmed Chapter 11 plan of reorganization will achieve our stated goals.

In addition, at the outset of the Chapter 11 proceedings, the Bankruptcy Code gives the Debtor the exclusive right to propose the Plan and prohibits creditors, equity security holders and others from proposing a plan. We have currently retained the exclusive right to propose the Plan. If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of the Plan in order to achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the proceedings related to the Chapter 11 Cases. Adequate funds may not be available when needed or may not be available on favorable terms.

We have substantial liquidity needs and may be required to seek additional financing. If we are unable to obtain financing on satisfactory terms or maintain adequate liquidity, our ability to replace our proved reserves or to maintain current production levels and generate revenue will be limited.

Our principal sources of liquidity historically have been cash flow from operations, sales of oil and natural gas properties, borrowings under our Revolving Credit Facility, and issuances of debt securities. Our capital program will require additional financing above the level of cash generated by our operations to fund growth. If our cash flow from operations remains depressed or decreases as a result of lower commodity prices or otherwise, our ability to expend the capital necessary to replace our proved reserves, maintain our leasehold acreage or maintain current production may be limited, resulting in decreased production and proved reserves over time. In addition, drilling activity may be directed by our partners in certain areas and we may have to forfeit acreage if we do not have sufficient capital resources to fund our portion of expenses.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the Initial DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the Initial DIP Facility. Our ability to borrow the additional $10.0 million new money loans under the Initial DIP Facility is contingent on the satisfaction of the conditions specified in the Initial DIP Credit Agreement, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases. While we currently estimate that the amount of financing available under the Initial DIP Facility (assuming approval by the Bankruptcy Court and satisfaction of the other conditions specified in the Initial DIP Credit Agreement) is consistent with our liquidity needs, we cannot assure you that cash on hand, cash flow from operations and the financing contemplated by the RSA will be sufficient.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things; (i) our ability to comply with the terms and conditions of the Interim DIP Order, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 Cases. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that cash on hand and cash flow from operation is not sufficient to meet our liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

If the Bankruptcy Court finds that it would be in the best interest of creditors or the Company or both, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Company’s businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with cessation of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results or operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to June 28, 2020 or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Transfers of our equity, or issuances of equity in connection with our Chapter 11 Cases, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. As of December 31, 2019, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $142.2 million available to offset future taxable income. To the extent not utilized, federal net operating loss carry-forwards incurred prior to January 1, 2018 of $69.9 million will expire beginning in 2028 through 2037. Federal net operating loss carryforwards incurred after December 31, 2017 of $77.1 million have no expiration and can only be used to offset 80% of taxable income when utilized. A portion of the net operating loss of $142.2 million is subject to Section 382 limitations of utilization due to ownership changes of more than 50% which occurred in the prior tax years.

Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience a further “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation.

On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking entry of an interim and final order establishing certain notification procedures and trading restrictions on substantial stockholders. On June 29, 2020, the Bankruptcy Court entered an order granting the motion on an interim basis. Pursuant to the order, the notification procedures and trading restrictions would reduce the likelihood of an ownership change occurring prior to the effective date of the Plan. The final hearing on the motion has been scheduled for August 18, 2020 at 2:30 p.m., prevailing Central Time. Any objections or responses to entry of a final order on the motion must be filed on or before 5:00 p.m., prevailing Central Time, on August 11, 2020.

Our common stock is quoted on the OTC Pink, and thus may have a limited market and lack of liquidity.

Our common stock is quoted on the OTC Pink, which may have an unfavorable impact on our stock price and liquidity. The OTC Pink Marketplace is a significantly more limited market than the NYSE American. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that there will be an active market for our shares of common stock, either now or in the future, or that stockholders will be able to liquidate their investment.

The Company has been adversely affected by the recent coronavirus outbreak and is likely to continue to be adversely affected for a significant period of time.

The outbreak of the COVID-19 coronavirus, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is causing severe disruptions in the worldwide economy, including the global demand for oil and natural gas, which has disrupted our business and operations. A pandemic, including the COVID-19 coronavirus or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work. Moreover, since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The continued spread of COVID-19 and the related mitigation measures has resulted in a significant decrease in business and could cause our oil and natural gas purchasers to be unable to meet existing payment or other obligations to us. The continued spread of COVID-19 and the related mitigation measures could continue to negatively impact the availability of our key personnel necessary to conduct our business. Such a spread could also negatively impact the business and operations of third party service providers who perform critical services for our business. Because the COVID-19 pandemic is continually evolving, the ultimate impact of COVID-19 is highly uncertain. If COVID-19 continues to spread or the response to contain COVID-19 is unsuccessful, we could continue to experience a material adverse effect on our business, financial condition, and results of operations.

From time to time, we are subject to various claims, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

We are currently, and may in the future become, subject to various claims, either in litigation or binding arbitration, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows. Although we maintain insurance to cover litigation related claims, there can be no assurance that our insurance will be sufficient or adequate to cover all losses or liabilities or that insurance will continue to be available to us on acceptable terms, or at all. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

There were no additional material changes to our risk factors during the three months ended March 31, 2020.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3.  Defaults Upon Senior Securities

Defaults under the Revolving Credit Agreement

As of March 31, 2020, the Company was not in compliance with the Leverage Ratio and Current Ratio covenants under the Revolving Credit Agreement. The Company obtained a waiver from the requisite lenders of such non-compliance pursuant to the Fourteenth Amendment.

Additionally, the Company did not pay the remaining borrowing base deficiency of $7.8 million, which was due on June 5, 2020. Pursuant to the Forbearance Agreement entered into on June 5, 2020, the Administrative Agent and the requisite lenders agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement, prior to the expiration of the Forbearance Period, that arose solely as a result of the occurrence or continuance of certain specified defaults and events of default, including, among other things, the Company’s failure to pay the remaining borrowing base deficiency on its due date. The Forbearance Period expired on June 26, 2020, and, in anticipation of a potential filing of the Chapter 11 Cases, the Company did not pay the remaining borrowing base deficiency.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Revolving Credit Agreement, resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding under the Revolving Credit Agreement.

See Note 2 - Chapter 11 Filing, Liquidity and Going Concern to our condensed consolidated financial statements for further information.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Initial DIP Credit Agreement

On June 30, 2020, Lilis Energy, Inc., as borrower, and the other Debtors, as guarantors, entered into the Initial DIP Credit Agreement, or the DIP Credit Agreement, among the Debtors, the Non-Affiliate RBL Lenders (also referred to as the Initial DIP Lenders), and the Administrative Agent. For further information about the DIP Credit Agreement and the Bankruptcy Court’s interim order approving the DIP Credit Agreement, please see Note 11 - Indebtedness to our condensed consolidated financial statements.

Notification Procedures and Transfer Restrictions with Respect to the Common and Preferred Stock

On the Petition Date, the Debtors filed a motion (“NOL Motion”) seeking entry of an interim and final order establishing certain procedures and restrictions (“Procedures”) with respect to the direct or indirect purchase, disposition or other transfer of the Company’s (i) common stock (“Common Stock”), (ii) Series C-1 9.75% Participating Preferred Stock (“Series C-1 Preferred Stock”), (iii) Series C-2 9.75% Participating Preferred Stock (“Series C-2 Preferred Stock”), (iv) Series D 8.25% Participating Preferred Stock (“Series D Preferred Stock”), (v) Series E 8.25% Convertible Participating Preferred Stock (“Series E Preferred Stock”), and (vi) Series F 9.00% Participating Preferred Stock (“Series F Preferred Stock”), and seeking related relief, in order to preserve and protect the potential value of the Debtors’ existing and future net operating losses (“NOLs”) and certain other tax attributes of the Debtors (together with the NOLs, “Tax Attributes”). If approved, the Procedures would, among other things, require notices of the holdings of, and proposed transactions by, any person or entity that is or, as a result of the transaction, would become, a Substantial Holder of Common Stock, Series C-1 Preferred Stock, Series C-2 Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or Series F Preferred Stock.

For purposes of the Procedures, a “Substantial Holder” is any person, entity or, in certain cases, group of persons or entities, with beneficial ownership (as determined under applicable rules under the Internal Revenue Code of 1986, as amended) of, (i) 4,280,509 shares of Common Stock, which represents approximately 4.50% of the issued and outstanding Common Stock as of the Petition Date, (ii) 4,500 shares of Series C-1 Preferred Stock, which represents approximately 4.50% of the issued and outstanding Series C-1 Preferred Stock as of the Petition Date, (iii) 1,125 shares of Series C-2 Preferred Stock, which represents approximately 4.50% of the issued and outstanding Series C-2 Preferred Stock as of the Petition Date, (iv) 1,766 shares of Series D Preferred Stock, which represents approximately 4.50% of the issued and outstanding Series D Preferred Stock as of the Petition Date, (v) 2,700 shares of Series E Preferred Stock, which represents approximately 4.50% of the issued and outstanding Series E Preferred Stock as of the Petition Date, or (vi) 2,475 shares of Series F Preferred Stock, which represents approximately 4.50% of the issued and outstanding Series F Preferred Stock as of the Petition Date.

On June 29, 2020, the Bankruptcy Court entered the Order Establishing Notification Procedures and Approving Restrictions on Certain Transfers of Stock in Lilis Energy, Inc. [Docket No. 54]. Pursuant to the order, any prohibited transfer of Common Stock, Series C-1 Preferred Stock, Series C-2 Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or Series F Preferred Stock would be null and void ab initio and will cause reversal of the noncompliant transaction and such other (or additional) measures as the Bankruptcy Court may deem appropriate. The final hearing on the NOL Motion has been scheduled for August 18, 2020 at 2:30 p.m., prevailing Central Time. Any objections or responses to entry of a final order on the NOL Motion must be filed on or before 5:00 p.m., prevailing Central Time, on August 11, 2020.

The NOL Motion and Procedures are available on the docket of the Chapter 11 Cases, which can be accessed via PACER at https://www.pacer.gov. The Company RSA Parties also requested authority to employ Stretto as its claims and notice agent. If approved, the NOL Motion and Procedures and additional information about the Chapter 11 Cases would also be available for free on the website maintained by Stretto, located at https://cases.stretto.com/LilisEnergy or by calling (855) 364-4639 (Toll-Free) or (949) 266-6357 (Local).

Suspension of Trading and Commencement of Delisting Procedures from the NYSE American

On June 29, 2020, the Company received notification from the NYSE American LLC (the “NYSE American”) that the staff of NYSE Regulation, Inc. (“NYSE Regulation”) had determined to commence proceedings to delist the Common Stock from the NYSE American. Trading of the Company’s common stock on the NYSE American was suspended effective June 29, 2020. The Company’s common stock began to be quoted on the OTC Pink marketplace on June 30, 2020 under the symbol “LLEXQ”.

Item 6.    Exhibits

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

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series F 9.00% Participating Preferred Stock, dated March 5, 2019 (incorporated herein by reference to Exhibit 3.10 to the Company’s Annual Report on 10-K filed on March 7, 2019).

3.7
Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 9.75% Participating Preferred Stock and Series C-2 9.75% Participating Preferred Stock, dated March 5, 2019 (incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on 10-K filed on March 7, 2019).

3.8
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D 8.25% Participating Preferred Stock, dated March 5, 2019 (incorporated herein by reference to Exhibit 3.12 to of the Company’s Annual Report on 10-K filed on March 7, 2019).

4.1*	Interim Order Establishing Notification Procedures and Approving Restrictions on Certain Transfers of Stock in Lilis Energy, Inc. [Docket No. 54]
10.1
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

10.2
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

10.3
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

10.4
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

10.5
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

10.6
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

10.7
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

10.8	Resignation Letter of Mark Christensen dated April 14, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2020).
10.9	Resignation Letter of Robert Glenn Dawson dated April 14, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2020).
10.10	Resignation Letter of Ronald D. Ormand dated April 14, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2020).

10.11
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

10.12
Limited Forbearance Agreement to Second Amended and Restated Credit Agreement dated as of June 5, 2020, among Lilis Energy, Inc., the subsidiaries of Lilis Energy, Inc. party thereto, BMO Harris Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2020)

10.13
Restructuring Support Agreement dated as of June 28, 2020, by and among Lilis Energy, Inc., certain of its subsidiaries, the lenders party thereto, and certain funds affiliated with Värde Partners, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2020)

10.14*
Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, dated as of June 30, 2020, by and among Lilis Energy, Inc., the guarantors party thereto, BMO Harris Bank N.A., as administrative agent, the lenders party thereto.

31.1*	Certifications Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*	Certifications Pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LILIS ENERGY, INC.

Date: July 2, 2020	By:	/s/ Joseph C. Daches
Joseph C. Daches
Chief Executive Officer, President, and Chief Financial Officer (Principal Financial Officer)