Form 10-Q
period 2020-06-30
LILIS ENERGY, INC.
filed 2020-08-14
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35330

Lilis Energy, Inc.

(Name of registrant as specified in its charter)

Nevada	74-3231613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 West 7th Street, Suite 400, Fort Worth, TX 76102

(Address of principal executive offices, including zip code)

(817) 720-9585

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LLEXQ	*

* On June 29, 2020, the issuer’s common stock was suspended from trading on the NYSE American. Effective June 30, 2020, trades in the issuer’s common stock began to be quoted on the OTC Pink Marketplace under the symbol “LLEXQ”. On July 7, 2020, the NYSE American filed a Form 25 with the Securities to strike its listing of the issuer’s common stock.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act: Yes ☐ No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company (as defined in Rule 12b-2 of the Act):

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

As of August 14, 2020, 95,097,919 shares of the registrant’s common stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lilis Energy, Inc. and Subsidiaries

Debtor in-Possession

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,463	$3,753
Accounts receivables, net of allowance of $608 and $448, respectively	8,473	18,146
Derivative instruments	187	427
Prepaid expenses and other current assets	2,082	4,438
Total current assets	15,205	26,764
Property and equipment:
Oil and natural gas properties, full cost method of accounting, net	174,238	228,855
Other property and equipment, net	353	421
Total property and equipment, net	174,591	229,276
Right-of-use assets	1,518	1,722
Other assets	877	837
Total assets	$192,191	$258,599
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$-	$115,000
Debtor in-possession facility	6,500	-
Accounts payable	-	24,834
Accrued liabilities and other	2,189	13,972
Revenue payable	10,380	11,442
Derivative instruments	-	5,044
Total current liabilities	19,069	170,292
Asset retirement obligations	3,548	3,423
Derivative instruments	-	2,439
Long-term lease liabilities	1,123	1,323
Long-term deferred revenue and other liabilities	71,829	73,749
Total liabilities not subject to compromise	95,569	251,226
Liabilities subject to compromise	117,212	-
Total liabilities	212,781	251,226
Commitments and Contingencies (Note 19)
Mezzanine Equity:
Series C-1 9.75% Participating Preferred Stock, 100,000 shares issued and outstanding with a stated value of $1,263 and $1,203, per share, as of June 30, 2020 and December 31, 2019, respectively	86,383	80,446
Series C-2 9.75% Participating Preferred Stock, 25,000 shares issued and outstanding with a stated value of $1,184 and $1,128, per share, as of June 30, 2020 and December 31, 2019, respectively	20,248	18,857
Series D 8.25% Participating Preferred Stock, 39,254 shares issued and outstanding with a stated value of $1,154 and $1,107, per share, as of June 30, 2020 and December 31, 2019, respectively	30,894	29,082
Series E 8.25% Convertible Participating Preferred Stock, 60,000 shares issued and outstanding with a stated value of $1,114 and $1,069, per share, as of June 30, 2020 and December 31, 2019, respectively	68,959	66,285
Series F 9.00% Participating Preferred Stock, 55,000 shares issued and outstanding with a stated value of $1,125 and $1,076, per share, as of June 30, 2020 and December 31, 2019, respectively	53,554	50,861
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 150,000,000 shares authorized 95,097,919 and 91,584,460 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively, of which 253,598 shares are being held in treasury stock	10	9
Additional paid-in capital	329,066	342,382
Treasury stock, 253,598 shares at cost	(997)	(997)
Accumulated deficit	(608,707)	(579,552)
Total stockholders’ equity (deficit)	(280,628)	(238,158)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$192,191	$258,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Debtor in-Possession

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$5,306	$19,982	$17,667	$34,683
Natural gas sales	100	350	289	1,876
Natural gas liquid sales	177	1,240	396	2,711
Total revenues	5,583	21,572	18,352	39,270
Operating expenses:
Production costs	2,426	3,859	7,122	8,623
Gathering, processing and transportation	363	1,235	690	2,413
Production taxes	163	1,119	776	2,025
General and administrative	6,340	9,383	12,166	19,062
Depreciation, depletion, accretion and amortization	2,453	9,188	5,745	17,342
Impairment of oil and natural gas properties	32,694	-	32,694	-
Total operating expenses	44,439	24,784	59,193	49,465
Loss from operations	(38,856)	(3,212)	(40,841)	(10,195)
Other income (expense):
(Loss) gain from commodity derivatives, net	(5,066)	2,901	16,132	(7,676)
Change in fair value of financial instruments	20,601	-	3,238	(335)
Interest expense	(1,602)	(1,845)	(5,405)	(6,673)
Reorganization items, net	(2,357)	-	(2,357)	-
Other income (expense)	29	(114)	78	(83)
Total other income (expense)	11,605	942	11,686	(14,767)
Net loss before income taxes	(27,251)	(2,270)	(29,155)	(24,962)
Income tax expense	-	-	-	-
Net loss	(27,251)	(2,270)	(29,155)	(24,962)
Dividends on preferred stock	(7,335)	(6,375)	(14,507)	(11,200)
Net loss attributable to common stockholders	$(34,586)	$(8,645)	$(43,662)	$(36,162)

Net loss per common share-basic and diluted: (Note 16)
Basic	$(0.36)	$(0.09)	$(0.46)	$(0.43)
Diluted	$(0.36)	$(0.09)	$(0.46)	$(0.43)

Weighted average common shares outstanding:
Basic	94,811,380	91,012,030	95,375,500	84,500,414
Diluted	94,811,380	91,012,030	95,375,500	84,500,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Debtor in-Possession

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share data)

For the Three Months Ended June 30, 2020 and 2019:

	Common Shares		Additional Paid In	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, March 31, 2020	95,384,194	$10	$336,236	(253,598)	$(997)	$(581,456)	$(246,207)
Stock-based compensation	(286,275)	-	165	-	-	-	165
Dividends on preferred stock	-	-	(7,335)	-	-	-	(7,335)
Net loss	-	-	-	-	-	(27,251)	(27,251)
Balance, June 30, 2020	95,097,919	$10	$329,066	(253,598)	$(997)	$(608,707)	$(280,628)

	Common Shares		Additional Paid In	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, March 31, 2019	91,037,902	$9	$360,319	(253,598)	$(997)	$(330,123)	$29,208
Stock-based compensation	458,055	-	2,356	-	-	-	2,356
Common stock withheld for taxes on stock-based compensation	(44,121)	-	(90)	-	-	-	(90)
Dividends on preferred stock	-	-	(6,375)	-	-	-	(6,375)
Net loss	-	-	-	-	-	(2,270)	(2,270)
Balance, June 30, 2019	91,451,836	$9	$356,210	(253,598)	$(997)	$(332,393)	$22,829

For the Six Months Ended June 30, 2020 and 2019:

	Common Shares		Additional Paid In	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2019	91,584,460	$9	$342,382	(253,598)	$(997)	$(579,552)	$(238,158)
Stock-based compensation	3,645,559	1	1,228	-	-	-	1,229
Common stock withheld for taxes on stock-based compensation	(132,100)		(37)	-	-	-	(37)
Dividends on preferred stock	-	-	(14,507)	-	-	-	(14,507)
Net loss	-	-	-	-	-	(29,155)	(29,155)
Balance, June 30, 2020	95,097,919	$10	$329,066	(253,598)	$(997)	$(608,707)	$(280,628)

	Common Shares		Additional Paid In	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2018	71,182,016	$7	$321,753	(253,598)	$(997)	$(307,431)	$13,332
Stock-based compensation	2,837,486	-	6,001	-	-	-	6,001
Common stock withheld for taxes on stock-based compensation	(209,304)	-	(410)	-	-	-	(410)
Common stock issued for extinguishment of debt	17,641,638	2	32,988	-	-	-	32,990
Gain on extinguishment of debt	-	-	7,078	-	-	-	7,078
Dividends on preferred stock	-	-	(11,200)	-	-	-	(11,200)
Net loss	-	-	-	-	-	(24,962)	(24,962)
Balance, June 30, 2019	91,451,836	$9	$356,210	(253,598)	$(997)	$(332,393)	$22,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Debtor in-Possession

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(29,155)	$(24,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,228	6,001
Bad debt expense (recovery)	161	(6)
Amortization of debt issuance cost and debt discount	858	1,936
Deferred income realized	(2,288)	-
Payable in-kind interest	-	1,590
(Gain) loss from commodity derivatives, net	(16,132)	7,676
Net cash settlement paid for commodity derivative contracts	13,745	(1,757)
Change in fair value of financial instruments	(3,238)	335
Impairment of oil and gas properties	32,694	-
Non-cash reorganization items, net	1,970	-
Depreciation, depletion, amortization and accretion of asset retirement obligation	5,745	17,342
Other	5	124
Changes in operating assets and liabilities:
Accounts receivable	7,894	(1,101)
Prepaid expenses and other assets	(449)	(835)
Accounts payable and accrued liabilities	(4,889)	(21,909)
Proceeds from contract incentive	-	2,500
Net cash provided by (used in) operating activities	8,149	(13,066)
Cash flows from investing activities:
Proceeds from the sale of unproved oil and natural gas properties	24,063	336
Capital expenditures	(10,533)	(48,604)
Net cash provided by (used in) investing activities	13,530	(48,268)
Cash flows from financing activities:
Proceeds from debtor in-possession facility	6,500	-
Proceeds from revolving credit agreement	-	48,000
Debt issuance costs	(856)	(382)
Repayment of revolving credit agreement	(26,576)	-
Payment for tax withholding on stock-based compensation	(37)	(410)
Net cash provided by (used in) financing activities	(20,969)	47,208
Net increase (decrease) in cash, cash equivalents and restricted cash	710	(14,126)
Cash, cash equivalents and restricted cash at beginning of period	3,753	21,137
Cash, cash equivalents and restricted cash at end of period	$4,463	$7,011
Supplemental disclosure:
Cash paid for interest	$2,754	$3,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Debtor in-Possession

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

To maintain and continue uninterrupted ordinary course operations during the bankruptcy proceedings, the Debtors filed a variety of “first day” motions seeking approval from the Bankruptcy Court for various forms of customary relief  designed to minimize the effect of bankruptcy on the Debtors’ operations, customers and employees. On June 29, 2020, the Bankruptcy Court entered orders approving all requested “first day” relief. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following our bankruptcy filing and (subject to caps applicable to payments of certain pre-petition obligations) certain pre-petition obligations, including, but not limited to: employee wages and benefits, pre-petition amounts owed to certain lienholders and critical vendors and funds belonging to third parties, including royalty interest and working interest holders and partners. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court.

On June 28, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with (i) the lenders  under our Revolving Credit Facility (other than Värde) (each as defined below) (the "Consenting RBL Lenders") and (ii) certain investment funds and entities affiliated with Värde Partners, Inc. (collectively, “Värde”) which collectively own all of our outstanding preferred stock and a subordinated participation in that certain Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 10, 2018 (as amended, the “Revolving Credit Agreement” and the loan facility, the “Revolving Credit Facility”), by and among Lilis Energy, Inc., as borrower, the other Debtors, as guarantors, BMO Harris Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (“RBL Lenders”), for the purpose of supporting (a) the implementation of restructuring transactions, including a Chapter 11 plan of reorganization with terms consistent with those set forth in the RSA  (the “Plan”), (b) an initial debtor-in-possession credit agreement (the "Initial DIP Credit Agreement") and related initial DIP credit facility (the “Initial DIP Facility”), (c) the terms of a replacement debtor-in-possession credit agreement (the “Replacement DIP Facility”) and replacement DIP credit facility (the “Replacement DIP Credit Agreement”) and (d) the form of an equity commitment letter contemplating an equity investment by one or more Värde entities in the event that Värde elects in its sole discretion to provide such a commitment to fund the Plan on or before August 18, 2020. If on or prior to August 18, 2020, (i) Värde has not funded the Replacement DIP Facility with sufficient cash such that the lenders’ claims under the Initial DIP Facility have not been repaid in full with proceeds from the Replacement DIP Facility and (ii) Värde has not made a commitment to make the Värde Equity Investment (which, if elected, will be funded on the effective date of the plan of reorganization contemplated by the RSA (the “Plan”)), the Debtors will pursue a sale of substantially all their assets pursuant to bidding procedures agreed to in the RSA to close on or before the 135th day following the Petition Date. See Note 11 - Indebtedness for additional details about the Initial DIP Credit Agreement and Initial DIP Facility. Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan contemplated in the RSA:

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

•

the treatment of allowed general unsecured claims will be determined no later than August 18, 2020, which treatment must be acceptable to Värde in consultation with the Administrative Agent, and as a condition to the effectiveness of the Plan (subject to certain exceptions provided in the RSA), the allowed general unsecured claims and allowed priority, other secured, and priority tax claims, other than claims held by Värde and its affiliates, must not exceed a total amount to be acceptable to Värde upon receipt of reasonably acceptable diligence at the time of signing the equity commitment letter providing for the Värde Equity Investment; and

•	each outstanding share of the Company’s common stock, share-based awards and warrants will be canceled for no consideration.

The Plan contemplated in the RSA is contingent upon, among other things, Värde’s election in its sole discretion, on or before August 18, 2020, to provide (i) an agreed commitment (which, if elected, will be funded on the effective date of the Plan) to buy the common stock of the reorganized Lilis for $55.0 million in cash less any funding provided by Värde under the Replacement DIP Facility (but excluding any amount of interest or fees paid-in-kind and capitalized thereunder), and (ii) certain Värde funds to provide for a Replacement DIP Facility.

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

Initial DIP Facility, Replacement DIP Facility and Exit Facility.

The RSA contemplates that, upon the interim approval of the Bankruptcy Court, the Debtors, as borrower and guarantors, the Consenting RBL Lenders (in that capacity, “Initial DIP Lenders”) and the Administrative Agent would enter into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Initial DIP Credit Agreement”), under which the Initial DIP Lenders would provide a super-priority senior secured debtor-in-possession credit facility providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million would be available upon entry of an interim order, with the remainder available upon entry of a final order, plus (ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans would be incurred upon entry of an interim order, with the remaining $13.5 million to be incurred upon entry of a final order. On June 29, 2020, the Bankruptcy Court entered an order (the “Interim DIP Order”) granting interim approval of the Initial DIP Facility, thereby permitting the Company to incur up to $5.0 million new money loans on an interim basis. The Initial DIP Credit Agreement was entered into on June 30, 2020. A final hearing on the Initial DIP Facility and Initial DIP Credit Agreement is scheduled for August 18, 2020.

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

The RSA further contemplates that Värde may elect, in its sole discretion and on or prior to August 18, 2020, to provide the Debtors with a Replacement DIP Facility or the Värde Equity Investment or both. Among other things, Värde’s notification to the Administrative Agent or Debtors of its intention not to provide the Replacement DIP Facility or the Värde Equity Investment will constitute a termination event for the RSA. If Värde elects to provide a Replacement DIP Facility, the RSA contemplates that the Replacement DIP Facility will consist of a senior secured super-priority debtor-in-possession term loan facility providing for $20 million new money loans. The proceeds of the Replacement DIP Facility will be used to refinance in full the outstanding obligations under the Initial DIP Facility, including accrued and unpaid interest and the fees and expenses of the DIP Lenders, and pay fees, expenses and other expenditures of the Debtors during the Chapter 11 Cases. Upon the Debtors’ emergence from the Chapter 11 Cases and to the extent any claims under the Replacement DIP Facility have not otherwise been repaid, each holder of an allowed claim under the Replacement DIP Facility will receive its pro rata share of a certain percentage of the new common stock of the reorganized Lilis (subject to dilution from the Värde Equity Investment, if applicable) such that Värde and its affiliates will collectively own 100%

of the outstanding common stock of the reorganized Lilis on account of its claims under the Revolving Credit Facility and the Replacement DIP Facility. In addition, Värde may elect, in its sole discretion and on or prior to August 18, 2020, to purchase, upon the Debtors’ emergence from the Chapter 11 Cases, 100% of the common stock of the reorganized Lilis in exchange for $55.0 million in cash (less any funding provided by Värde pursuant to the Replacement DIP Facility (but excluding any amount of interest or fees paid-in-kind and capitalized thereunder)) (the “Värde Equity Investment”). The proceeds of the Värde Equity Investment will be used to repay a portion of the claims of the Non-Affiliate RBL Lenders under the Revolving Credit Facility on the effective date, to fund other distributions under the Plan, and to fund the working capital of the reorganized Debtors.

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

Acceleration of Our Existing Debt and Automatic Stay Due to Chapter 11 Filing

As of June 30, 2020, we had $88.4 million of indebtedness outstanding under our Revolving Credit Agreement including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other RBL Lenders under the Revolving Credit Agreement.

On June 5, 2020, the Debtors, the Administrative Agent, and certain lenders entered into a Limited Forbearance Agreement to the Revolving Credit Agreement (the “Forbearance Agreement”).

Pursuant to the Forbearance Agreement, the Administrative Agent and the Majority Lenders agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents arising solely as a result of the occurrence or continuance of certain specified defaults and events of default under the Revolving Credit Agreement (the “Specified Defaults”) during the Forbearance Period (as defined below). The Specified Defaults include the Company’s failure to make the borrowing base deficiency payment due June 5, 2020, deliver certain financial statements when due, failure to comply with requirements related to the status of trade payables and related liens and failure to maintain the leverage ratio and asset coverage ratio required by the Revolving Credit Agreement as of the fiscal quarter ended March 31, 2020.  The “Forbearance Period” expired on June 26, 2020. The Company did not make the borrowing base deficiency payment.

The Forbearance Agreement also deferred the scheduled spring redetermination of the borrowing base under the Revolving Credit Agreement from on or about June 5, 2020 to on or about June 26, 2020.  The redetermination did not happen as a result of the Chapter 11 filing.

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

Our remaining derivative contracts were with counterparties that were not our RBL Lenders are governed by master agreements which generally specify that a default under any of our indebtedness as well as any bankruptcy filing is an event of default which may result in early termination of the derivative contracts. As a result of our debt defaults and our bankruptcy petition, we are currently in default under these remaining derivative contracts. In July, the remaining derivative contracts were terminated in conjunction with our bankruptcy proceedings. Furthermore, since we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we comply with the credit default or bankruptcy covenants under our derivative master agreements and thus may not be able to enter into new hedging transactions.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Revolving Credit Agreement, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt. The Company has classified its outstanding balance under the Revolving Credit Facility as liabilities subject to compromise on its condensed consolidated balance sheet as of June 30, 2020.

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

We have experienced losses and working capital deficiencies, and in the past, significant negative cash flows from operations.  Additionally, our liquidity and operating forecasts have been negatively impacted by the recent decrease in commodity prices and resulting temporary shut-in of wells, which has negatively impacted our ability to comply with debt covenants under our Revolving Credit Agreement.  Commodity price volatility, as well as concerns about the COVID-19 pandemic, has significantly decreased worldwide demand for oil and natural gas. These factors have restricted our access to liquidity and lead the company to seek relief through filing our Chapter 11 cases.  As a result, the Company has concluded these matters raise substantial doubt about the Company’s ability to continue as a going concern for a twelve-month period following the date of issuance of these consolidated financial statements.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the Initial DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the Initial DIP Facility which we borrowed June 30, 2020. Our ability to borrow the additional $10.0 million new money loans under the Initial DIP Facility is contingent on the satisfaction of the conditions specified in the Initial DIP Credit Agreement, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases.

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

In addition, in March 2020, members of OPEC failed to agree on production levels which has caused increased supply and led to a substantial decrease in oil prices and an increasingly volatile market.  The oil price war ended with a deal to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. If depressed pricing continues for an extended period it will lead to i) reductions in availability under any reserve-based lending arrangements we may enter into, ii) additional reductions in reserves, and iii) additional impairment of proved and unproved oil and gas properties.  We also expect disclosures of supplemental oil and gas information to be impacted by price declines.

The substantial decrease in oil prices has resulted in a full-cost ceiling impairment of $32.7 million during the quarter ended June 30, 2020.

In response to recent commodity prices and our efforts to strengthen our capital through reducing operating costs, during April 2020 the Company elected to shut-in 12 wells which were identified as uneconomic as a result of the continued decline in commodity prices in 2020 and 19 additional wells were identified for short term shut-in through May and June.  In late May, 16 of the shut-in wells were back on production.  Another 12 shut-in wells were back on production in early June.  In June 2020, the Company also laid off a significant number of employees to further reduce general and administrative costs.

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

These matters could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which the Company expects would further impair the Company’s asset values, including reserve estimates.  Further, consumer demand has decreased since the spread of the outbreak and new travel restrictions placed by governments in an effort to curtail the spread of the coronavirus. Although the Company cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Bankruptcy Accounting

As discussed in Note 2, on June 28, 2020, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division commencing cases for relief under Chapter 11 of the Bankruptcy Code. During the Chapter 11 proceedings, the Debtors operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy process have been classified as “liabilities subject to compromise” on our balance sheet at June 30, 2020. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less. The accompanying financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders’ deficit accounts of any changes that may be made to our capitalization; or (iv) the effect on operations of any changes that may be made to our business. While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected on its consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications on our historical financial statements.

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

Reclassification

Certain amounts on the condensed consolidated statements of changes in stockholders' equity (deficit) have been conformed to the June 30, 2020 presentation.

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

Accrued Liabilities and Other

At June 30, 2020 and December 31, 2019, the Company’s accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	($ in thousands)
Accrued drilling, completion and facilities costs (1)	$-	$5,021
Drilling advances	1,301	1,328
Accrued production expenses (1)	-	3,326
Other accrued liabilities (1)	475	3,885
Short-term operating lease liabilities	413	412
	$2,189	$13,972
(1)	Prepetition accrued liabilities are classified as liabilities subject to compromise on our condensed consolidated balance sheets.

Liabilities Subject to Compromise

Liabilities subject to compromise at June 30, 2020 represented the Debtors’ prepetition liabilities that have been allowed or that the Debtors anticipate will be allowed as claims in its Chapter 11 cases. The amounts represent the estimated obligations to be resolved in connection with the Chapter 11 proceedings. The differences between the estimate and the claims filed will be evaluated and resolved in connection with the claims resolution process during the Chapter 11 proceedings.

The components of liabilities subject to compromise are as follows as of June 30, 2020 (in thousands):

June 30, 2020
($ in thousands)
Revolving Credit Facility	$88,424
Accounts payable	23,184
Accrued liabilities and other	4,096
Derivative instruments	1,508
$117,212

Restructuring Charges

ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our statements of operations.  The components of restructuring charges are as follows for the three and six months ended June 30, 2020 (in thousands):

Six Months Ended
June 30, 2020
($ in thousands)
Write off of unamortized deferred financing fees	$1,970
Legal and other professional advisory fees	287
DIP financing fees	100
$2,357

NOTE 4 - OIL AND NATURAL GAS PROPERTIES

The following table sets forth a summary of oil and natural gas property costs (net of divestitures) at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Oil and natural gas properties:
Proved	$492,520	$478,569
Unproved	79,258	109,590
Total oil and natural gas properties	571,778	588,159
Accumulated depletion, depreciation, amortization and impairment	(397,540)	(359,304)
Oil and natural gas properties, net	$174,238	$228,855

On February 28, 2020, the Company closed on the sale of approximately 1,185 undeveloped net acres in Lea County, New Mexico, for net cash proceeds of approximately $24.1 million, subject to customary purchase price adjustments.

During the six months ended June 30, 2020 and 2019, $6.0 million and $11.4 million, respectively, of unproved property costs were transferred to proved properties due to the uncertainty that the Company will have access to necessary funding to either extend the leases expiring through the first half of 2021 or begin drilling before their expiration dates. The reclassification for the 2019 period was the result of defective titles and lease expirations. During the six months ended June 30, 2020, leases holding 1,285 net acres in Reeves County and 1,095 net acres in Winkler County expired which were previously impaired.

Depreciation, depletion and amortization expense related to proved properties was approximately $2.4 million and $9.2 million, respectively for the three months ended June 30, 2020 and 2019.  For the six months ended June 30, 2020 and 2019, depreciation, depletion, amortization expense related to proved properties were $5.5 million and $17.3 million, respectively.

Full-cost ceiling impairments totaling $32.7 million were recorded for three and six months ended June 30, 2020.   For the six months ended June 30, 2019, no such impairments were recognized.  The impairment charges recognized in the second quarter of 2020 were the result of a decrease in crude oil and natural gas prices used in preparation of the proved reserves estimate.

NOTE 5 - ACQUISITIONS AND DIVESTITURES

Divestitures During 2020

On February 28, 2020, the Company closed on the sale of approximately 1,185 undeveloped net acres in Lea County, New Mexico, for net cash proceeds of approximately $24.1 million, subject to customary purchase price adjustments (the “Marlin Disposition”), of which, $17.3 million was used to satisfy a substantial portion of the then-existing borrowing base deficiency.

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

The following table summarizes the changes in the Company’s ARO for the six months ended June 30, 2020 and for the year ended December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
ARO, beginning of period	$3,423	$2,444
Additional liabilities incurred	-	186
Accretion expense	125	433
Liabilities settled	-	(78)
Revision in estimates	-	438
ARO, end of period	$3,548	$3,423

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

Pursuant to the long-term contract, pricing was based on posted indexes for crude oil of similar quality, with a differential based on pipeline delivery to Houston, as opposed to the previous contract differential based on truck delivery to Midland-Cushing, along with a differential basis reduction of $9.25 per barrel that was effective from March 1, 2019 through June 30, 2019, which decreased to $6.50 per barrel for the period of July 1, 2019 through May 8, 2020. The posted index prices and differentials change monthly based on the average of daily index price points for each sales month. The purchaser’s affiliate shipper also charged a tariff fee of $0.75 as a deduction from the received price (see Note 19 – Commitments and Contingencies).  On May 8, 2020 the Company terminated the firm sales contract in accordance with the Company’s rights in the agreement.

Effective May 9, 2020, the Company’s crude oil is sold under a single month-to-month contract. The purchaser’s commitment includes all quantities of crude oil from the leases covered by the contract, with no quantity-based restrictions or variable terms. Pricing is based on posted indexes for crude oil of similar quality, less a per barrel reduction for gathering.

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

Imbalances

Natural gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If the Company receives less than its entitled share, the under production is recorded as a receivable. The Company did not have any significant natural gas imbalance positions as of June 30, 2020 and 2019.

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

The following table disaggregates the Company’s revenue by contract type (in thousands) for the three and six months ended June 30, 2020:

Three months ended June 30, 2020	Short-term contracts	Long-term contracts	Total
Crude oil	$326	$5,179	$5,505
Natural gas	$25	$75	$100
NGLs	$44	$133	$177

Six months ended June 30, 2020	Short-term contracts	Long-term contracts	Total
Crude oil	$326	$17,541	$17,867
Natural gas	$58	$231	$289
NGLs	$79	$317	$396

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $4.8 million and $9.1 million at June 30, 2020 and December 31 2019, respectively, and through actual and accrued receivables from our joint interest partners of approximately $4.1 million and $9.5 million at June 30, 2020 and December 31, 2019, respectively. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Major Customers

During the three and six months ended June 30, 2020 and 2019, the Company’s major customers as a percentage of total revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ARM Energy Management, LLC	85%	37%	94%	69%
Midcon Gathering	9%	-%	2%	-%
Lucid Energy Delaware, LLC	4%	13%	3%	10%
Texican Crude & Hydrocarbon, LLC	-%	48%	-%	21%
Other below 10%	2%	2%	1%	-%
	100%	100%	100%	100%

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 - Other inputs that are directly or indirectly observable in the marketplace.
•	Level 3 - Unobservable inputs which are supported by little or no market activity.

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

Recurring Fair Value Measurements

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
June 30, 2020
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$-	$(1,564)	$-	$(1,564)
Oil and natural gas derivative collar contracts	-	243	-	243
Total	$-	$(1,321)	$-	$(1,321)
December 31, 2019
Oil and natural gas derivative instruments:
Oil and natural gas derivative swap contracts	$-	$(3,932)	$-	$(3,932)
Oil and natural gas derivative collar contracts	-	301	-	301
Embedded derivative instruments:
Firm Oil Takeaway and Pricing Agreement net settlement provisions	-	-	(3,238)	(3,238)
Total	$-	$(3,631)	$(3,238)	$(6,869)

Derivative assets and liabilities include unsettled amounts related to commodity derivative positions, including swaps and collars, as of June 30, 2020 and December 31, 2019. The fair value of the Company’s derivatives is based on third-party pricing models which utilize inputs that are either readily in the public market or which can be corroborated from active markets of broker quotes. Swaps and collars generally have observable inputs and these instruments are measured using Level 2 inputs.

In addition, derivative liabilities as of December 31, 2019 include an embedded derivative associated with the ARM sales agreement (see Note 19 - Commitments and Contingencies). As a result of the cancelation of the ARM sales agreement on May 8, 2020, the Company recognized a gain in change of fair value of financial instruments of $20.6 million for the three months ended June 30, 2020. This embedded derivative had fewer observable inputs from objective sources and are therefore measured using Level 3 inputs.  The fair value of the net settlement provisions under the agreement was determined based on certain assumptions including (1) forward pricing for crude oil basis differentials, (ii) future LIBOR rates and (iii) the Company’s implied credit rating.

The following table sets forth a reconciliation of changes in the fair value of the Company’s financial assets and liabilities classified as Level 3 in the fair value hierarchy, except for the commodity derivatives classified as Level 2, as disclosed in Note 9, as of June 30, 2020 and 2019:

Firm Takeaway and Pricing Agreement Net Settlement Provisions
(in thousands)
Balance at January 1, 2020	$(3,238)
Change in fair value of derivative liabilities	3,238
Balance at June 30, 2020	$-

	Firm Takeaway and Pricing Agreement Net Settlement Provisions	Second Lien Term Loan Conversion Features	Total
	(in thousands)
Balance at January 1, 2019	$—	$(1,965)	$(1,965)
Fair value of the converted portion of the embedded derivatives associated with the Second Lien Term Loan	—	2,300	2,300
Change in fair value of embedded derivative liabilities	(3,238)	(335)	(3,573)
Balance at December 31, 2019	$(3,238)	$—	$(3,238)

NOTE 9 - DERIVATIVES

The Company’s derivative instruments as of June 30, 2020 and December 31, 2019, include the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Derivative assets (liabilities):
Derivative assets - current	$187	$427
Derivative assets - non-current (1)	-	187
Derivative liabilities - current (3)	-	(5,044)
Derivative liabilities - non-current (2) (3) (4)	-	(2,439)
Liabilities subject to compromise (4)	(1,508)	-
Total derivative liabilities, net	$(1,321)	$(6,869)

(1)	The non-current derivative assets are included in other assets in the consolidated balance sheets.
(2)	The non-current derivative liabilities are included in long-term derivative instruments in the consolidated balance sheets.
(3)

The ARM sales agreement includes an embedded derivative. As of December 31, 2019, the embedded derivative is included as current liabilities and non-current liabilities of $0.8 million and $2.4 million, respectively.  There is no balance as of June 30, 2020 as a result of the termination of the ARM sales agreement on May 8, 2020.

(4) The fair value of outstanding commodity derivative contracts as of June 30, 2020 is classified as liabilities subject to compromise in the consolidated balance sheets.

Embedded Derivatives

As discussed in Note 19 - Commitments and Contingencies, the ARM sales agreement contained minimum quantity commitments. Should the Company be unable to meet those minimum commitments, the agreement contained a two way make whole provision that allowed for net settlement.  The net settlement feature for remaining future minimum commitment volumes was considered embedded derivatives that was recorded, with changes in fair value included in the Company’s consolidated statement of operations.

As of December 31, 2019, the derivative liability associated with the ARM sales agreement was approximately $3.2 million with $0.8 million recorded in current derivative instruments and $2.4 million recorded in long-term derivative instruments on the Company’s consolidated balance sheets.  On May 8, 2020, the Company terminated this agreement with ARM which resulted in a change in fair value of the embedded derivative of $20.6 million during the three ended June 30, 2020.  The change in fair value of embedded derivative liabilities for the six months ended June 30, 2020 was $3.2 million.  See Note 19 - Commitments and Contingencies for additional information.

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

The Forbearance Agreement permitted the lenders under the Revolving Credit Agreement, or the RBL Lenders, in their capacity as counterparties to the Company’s commodity swap agreements to unwind and liquidate such swap arrangements during the Forbearance Period and to apply any net proceeds to pay down the outstanding obligations under the Revolving Credit Agreement. The swap positions of such lenders were liquidated on June 9, 2020, for net proceeds of approximately $9.3 million, which was applied to reduce the outstanding obligations of the Company under the Revolving Credit Agreement.  As a result of the commencement of the Chapter 11 Cases the remaining outstanding derivative contracts were in default and the remaining counterparties terminated all outstanding contracts in July for the final settlement amount of $1.9 million which is included in liabilities subject to compromise.

The following table presents the Company’s derivative position for the production periods indicated as of June 30, 2020:

Description		Notional Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Positions
Basis Swaps (1)		1,500	July 2020 - December 2020	$(5.62)

Basis Swaps (1)
3 Way Collar	Floor sold price (put)	152	July 2020 - December 2020	$40.00
3 Way Collar	Floor purchase price (put)	152	July 2020 - December 2020	$50.00
3 Way Collar	Ceiling sold price (call)	152	April 2020 - December 2020	$59.60
3 Way Collar	Floor sold price (put)	80	January 2021 - December 2021	$37.50
3 Way Collar	Floor purchase price (put)	80	January 2021 - December 2021	$47.50
3 Way Collar	Ceiling sold price (call)	80	January 2021 - December 2021	$59.30

Description		Notional Volume (MMBtus/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Positions
3 Way Collar	Floor sold price (put)	434	July 2020 - December 2020	$1.60
3 Way Collar	Floor purchase price (put)	434	July 2020 - December 2020	$2.10
3 Way Collar	Ceiling sold price (call)	434	July 2020 - December 2020	$3.00
3 Way Collar	Floor sold price (put)	133	January 2021 - December 2021	$1.65
3 Way Collar	Floor purchase price (put)	133	January 2021 - December 2021	$2.15
3 Way Collar	Ceiling sold price (call)	133	January 2021 - December 2021	$3.05
Gas Collar	Floor purchase price (put)	4,464	January 2021 - December 2021	$2.20
Gas Collar	Ceiling sold price (call)	4,464	January 2021 - December 2021	$2.97

(1)	The weighted average price under these basis swaps is the fixed price differential between the index prices of the Midland WTI and the Cushing WTI.

The table below summarizes the Company’s net gain (loss) on commodity derivatives for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Unrealized gain (loss) on unsettled derivatives	$(17,683)	$4,481	$2,310	$(4,495)
Net settlements received (paid) on derivative contracts	14,279	(976)	14,081	(2,577)
Net settlements receivable (payable) on derivative contracts	(1,662)	(604)	(259)	(604)
Net gain (loss) on commodity derivatives	$(5,066)	$2,901	$16,132	$(7,676)

The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2020 and as of December 31, 2019:

	June 30, 2020
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(in thousands)
Offsetting Derivative Assets:
Current asset	$564	$(377)	$187
Long-term asset	274	(274)	-
Total asset	$838	$(651)	$187
Offsetting Derivative Liabilities:
Current liability (1)	$(1,885)	$377	$(1,508)
Long-term commodity derivative liabilities	(274)	274	-
Total liability	$(2,159)	$651	$(1,508)
(1)	The Company’s commodity derivative liability as of June 30, 2020 is classified as liabilities subject to compromise on the consolidated balance sheets.

	December 31, 2019
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(in thousands)
Offsetting Derivative Assets:
Current asset	$1,009	$(582)	$427
Long-term asset	359	(172)	187
Total asset	$1,368	$(754)	$614
Offsetting Derivative Liabilities:
Current liability	$(4,827)	$582	$(4,245)
Current embedded derivative liabilities	(799)	-	(799)
Long-term commodity derivative liabilities	(172)	172	-
Long-term embedded derivative liabilities	(2,439)	-	(2,439)
Total liability	$(8,237)	$754	$(7,483)

NOTE 10 – LEASES

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

The Company determines if an arrangement is or contains a lease at inception of the contract and records the resulting operating lease asset on the consolidated balance sheets as an asset, with offsetting liabilities recorded as a liability. The Company recognizes a lease in the consolidated financial statements when the arrangement either explicitly or implicitly involves property or equipment, the contract terms are dependent on the use of the property or equipment, and the Company has the ability or right to operate the property or equipment or to direct others to operate the property or equipment and receives greater than 10% of the economic benefits of the assets. As of June 30, 2020, the Company does not have any financing leases.

In July, the motion the Debtors filed to reject certain immaterial unexpired office leases was approved by the Bankruptcy Court.

The Company’s ROU assets and operating lease liabilities were included in the consolidated balance sheets as follows (in thousands):

	June 30, 2020	December 31, 2019
Right of use assets:
Right of use assets - current	$-	$-
Right of use assets - long-term	$1,518	$1,722
Total right of use assets	$1,518	$1,722
Lease liabilities:
Lease liabilities - current	$413	$412
Lease liabilities - long-term	$1,123	$1,323
Total lease liabilities	$1,536	$1,735
(1)	Right of use assets - long-term are included in other assets on the consolidated balance sheets.
(2)	Lease liabilities - current are included in accrued liabilities and other on the consolidated balance sheets.
(3)	Lease liabilities - long-term are included in long-term lease liabilities on the consolidated balance sheets.

During the first quarter of 2020, the Company entered into six new equipment leases resulting in lease liabilities and ROU assets of $0.5 million.

Lease costs represent the straight line lease expense of ROU assets, short-term leases, and variable lease costs. The components of lease cost were classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease costs	$178	$1,097	$442	$2,836
Short-term lease costs	117	152	335	209
Variable lease costs	84	72	169	118
Sublease income	(22)	-	(44)	-
Total lease costs	$357	$1,321	$902	$3,163

Lease Cost included in the Consolidated Financial Statements
Production costs	$559
General and administrative	387
Total lease costs expensed	946
Sublease income	(44)
Total lease costs	$902

During the six months ended June 30, 2020, the following cash activities were associated with the Company’s leases as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$750
Investing cash flows from operating leases	$—

As of June 30, 2020, the weighted average lease term and discount rate related to the Company’s remaining leases were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years)	4.04
Weighted-average discount rate	5.30%

As of June 30, 2020, minimum future payments, including imputed interest, for long-term operating leases under the scope of ASC Topic 842, “Leases”, were as follows (in thousands):

Year	Amount
2020	$235
2021	425
2022	353
2023	379
2024	315
Total	1,707
Less: the effects of discounting	(171)
Present value of lease liabilities	$1,536

NOTE 11 - INDEBTEDNESS

	June 30,	December 31,
	2020	2019
	(In thousands)
Revolving Credit Agreement, due October 2023 (1)	$88,424	$115,000
Debtor in-possession credit facility	6,500	-
Total indebtedness	94,924	115,000
Less: current portion	(6,500)	(115,000)
Less: debt classified as liabilities subject to compromise	(88,424)	-
Total long-term debt, net of current portion	$-	$-
(1)	The balance outstanding under the Revolving Credit Agreement is classified as liabilities subject to compromise. See Note 3 – Summary of Significant Accounting Policies and Estimates.

Debtor-in-Possession Credit Agreement

On June 30, 2020, Lilis Energy, Inc., as borrower, and the other Debtors as guarantors, entered into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, or the DIP Credit Agreement among the Debtors, the Non-Affiliate RBL Lenders, and the Administrative Agent. Under the Initial DIP Facility, the Initial DIP Lenders agreed to provide a super-priority senior secured debtor-in-possession credit facility providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million became available upon entry of the Interim DIP Order, with the remainder to become available on a final basis, plus (ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020,  of which $1.5 million of roll-up term loans were incurred upon entry of the Interim DIP Order, with the remaining $13.5 million to be incurred upon entry of a final order. On June 29, 2020, the Bankruptcy Court entered the Interim DIP Order granting interim approval of the Initial DIP Facility, thereby permitting the Debtors to incur up to $5.0 million new money loans on an interim basis. A final hearing on the Initial DIP Facility and Initial DIP Credit Agreement is scheduled for August 18, 2020.  As of June 30, 2020, there was $6.5 million outstanding under the Debtor-in-Possession Credit Agreement.

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

Borrowings under the Initial DIP Facility bear interest at a floating rate of either LIBOR or a specified base rate plus a margin determined based upon the usage of the borrowing base. The weighted average interest rate on the initial DIP facility at June 30, 2020 was 7.3%.  Borrowings under the Initial DIP Facility mature on the earliest of (i) November 30, 2020, (ii) the effective date of an approved plan of reorganization and (iii) the date on which the Debtors consummate a sale of all or substantially all of their assets pursuant to Section 363 of Chapter 11 of the Bankruptcy Code or otherwise.

The Initial DIP Credit Agreement contains events of default customary for debtor-in-possession financings, including events related to the Chapter 11 proceedings, the occurrence of which could cause the acceleration of the Debtors’ obligation to repay borrowings outstanding under the Initial DIP Facility. The Debtors’ obligations under the Initial DIP Credit Agreement are secured by a security interest in, and liens on, substantially all present and after-acquired property (whether tangible, intangible, real, personal or mixed) of the Debtors, including a super-priority priming lien on the property of the Debtors that secure their obligations under the Revolving Credit Facility.

Revolving Credit Agreement

On October 10, 2018, the Company entered into a five-year, $500.0 million senior secured revolving credit agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the Administrative Agent, and the lenders party thereto (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured reserves based revolving credit facility with a borrowing base of $115.0 million as of December 31, 2019. The borrowing base is subject to semiannual re-determinations in May and November of each year. As provided for in the Seventh Amendment and as a result of a decrease in commodity prices, the borrowing base was decreased to $90.0 million on January 17, 2020.  The reduction in the borrowing base resulted in a borrowing base deficiency as of January 17, 2020, of $25.0 million.  We made scheduled repayments of $17.3 million and the remaining $7.8 million was due on June 5, 2020, which the Company did not pay when due.

On June 5, 2020, the Company, the Guarantors, the Administrative Agent and certain lenders entered into the Forbearance Agreement.  See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Forbearance Agreement.

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

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Revolving Credit Agreement, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt. The Company has classified its outstanding balance under the Revolving Credit Agreement as liabilities subject to compromise on its condensed consolidated balance sheet as of June 30, 2020.

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

As of June 30, 2020, outstanding borrowings under the Revolving Credit Agreement were $88.4 million. The Revolving Credit Agreement also provides for issuance of letters of credit in an aggregate amount of up to $5.0 million.  As of December 31, 2019, indebtedness outstanding under our Revolving Credit Agreement, was classified as current liability due to uncertainty of the Company’s ability to meet debt covenants over the next twelve months and the lender's ability to call the debt in the event of a default. As a result of the filing of the Chapter 11 Cases, all indebtedness under the Revolving Credit Agreement was automatically accelerated and became due and payable and is included in liabilities subject to compromise in our condensed consolidated balance sheet as of June 30, 2020.

The Company capitalizes certain direct costs associated with the debt issuance under the Revolving Credit Agreement and amortizes such costs over the term of the debt instrument. For the three months ended June 30, 2020 and 2019, the Company amortized debt issuance costs associated with the Revolving Credit Agreement of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2020 and 2019, the Company amortized debt issuance costs associated with the Revolving Credit Agreement of $0.8 million and $0.3 million, respectively. As a result of the classification of the Revolving Credit Agreement as a liability subject to compromise as of June 30, 2020, the unamortized debt issuance costs of $2.0 million were written off to reorganization items, net on the condensed consolidated statements of Operations.  As of December 31, 2019, the Company had $2.6 million of unamortized deferred financing costs in other current assets.

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

Prior to the Forbearance Agreement entered into on June 5, 2020 and the filing of the Chapter 11 Cases on June 28, 2020, the Company entered into various amendments to the Revolving Credit Agreement which included:

•

a borrowing base redetermination as of January 14, 2020 resulting in the borrowing base reduced to $90 million and a borrowing base deficiency in the amount of $25 million under the Revolving Credit Agreement, required to be paid in four equal monthly installments;

•	various amendments to extend the installment payments required as a result of the borrowing base deficiency;
•

waived the requirement under the Revolving Credit Agreement that the Company comply with a leverage ratio and a current ratio, in each case, as of December 31, 2019, and March 31, 2020, and granted certain other waivers, including the requirement to comply with certain hedging obligations set forth in the Revolving Credit Agreement until June 30, 2020.  See Note 2 - Chapter 11 Filing, Liquidity and Going Concern, for additional information;

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

In March 2019, as a result of the satisfaction in full of the Second Lien Term Loan pursuant to the 2019 Transaction Agreement, the Company recorded a gain on extinguishment of debt of $7.1 million, which was recorded as an increase in additional paid in capital due to the Värde Parties, being existing shareholders of the Company.

Interest Expense

The components of interest expense are as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest on debt	$1,253	$1,707	$2,755	$3,147
Net revenue payments on financing arrangement	198	—	1,792	—
Paid-in-kind interest on term loans	—	—	—	1,590
Amortization of debt financing costs	151	138	858	279
Amortization of discount on term loans	—	—	—	1,657
Total	$1,602	$1,845	$5,405	$6,673

NOTE 12 - LONG-TERM DEFERRED REVENUE LIABILITIES AND OTHER LONG-TERM LIABILITIES

	June 30, 2020	December 31, 2019
	(in thousands)
Long-term deferred revenue liabilities	$35,000	$36,920
Long-term deferred proceeds, WLR agreement	13,061	13,061
Long-term deferred proceeds, WLWI agreement	23,768	23,768
Total long-term deferred revenue liabilities and other long-term liabilities	$71,829	$73,749

SCM Water LLC’s Option to Exercise Purchase of Saltwater Disposal Assets

In July 2018, the Company entered into a water gathering and disposal agreement and a contract operating and right of first refusal agreement with SCM Water, LLC (“SCM Water”), a subsidiary of Salt Creek Midstream, LLC (“Salt Creek”). The water gathering agreement complements the Company’s existing water disposal infrastructure, and the Company has reserved the right to recycle its produced water. SCM Water will commence, upon receipt of regulatory approval, to build out new gathering and disposal infrastructure to all of the Company’s current and future well locations in Lea County, New Mexico, and Winkler County, Texas. All future capital expenditures to construct, maintain and operate the water gathering system will be fully funded by SCM Water and will be designed to accommodate all water produced by the Company’s operations.  Pursuant to the contract operating agreement, the Company will act as contract operator of SCM Water’s saltwater disposal wells.

Additionally, the Company sold to SCM Water an option to acquire the Company’s existing water infrastructure, a system which is comprised of approximately 14 miles of pipeline and one SWD well, for cash consideration upon closing, with additional payments based on reaching certain milestones.

On March 11, 2019, the Company, SCM Water, and ARM Energy Management, LLC (“ARM”), a related company to SCM Water, agreed to amend the terms of the previously negotiated water gathering and disposal agreement and entered into a new crude oil sales contract (See Note 7 - Revenue and Note 19 - Commitments and Contingencies).  Under the terms of such agreements, the Company agreed to an increase in salt water disposal rates in exchange for more favorable pricing differentials on the crude oil sales contract, modification on the minimum quantities of crude oil required under the crude oil sales contract, an upfront payment of $2.5 million and the elimination of the potential bonus for hitting a target of 40,000 barrels of produced water per day.  The Company determined that the upfront $2.5 million payment was primarily attributable to the crude oil sales contract, and the Company recorded the $2.5 million payment as deferred revenues.  For the six months ended June 30, 2020, the Company has recognized, in income ratably as the crude oil was sold, $0.1 million.  On May 8, 2020 the Company terminated the firm sales contract in accordance with the Company’s rights in the agreement. The remaining deferred balance of $2.2 million was recognized upon cancelation of the crude oil sales contract on May 8, 2020, in oil revenues on our condensed consolidated statements of operations.

Crude Oil Gathering Agreement and Option Agreement

On May 21, 2018, the Company entered into a crude oil gathering agreement and option agreement with Salt Creek.  The crude oil gathering agreement (the “Gathering Agreement”) enables Salt Creek to (i) design, engineer, and construct a gathering system which will provide gathering services for the Company’s crude oil under a tariff arrangement and (ii) gather the Company’s crude oil on the gathering system in certain production areas located in Winkler and Loving Counties, Texas and Lea County, New Mexico. The Gathering Agreement had a term of 12 years that automatically renewed on a year to year basis until terminated by either party. On May 6, 2020, the Company terminated the Gathering Agreement in its entirety on the basis that, among other things, SCM failed to timely build and properly equip a crude pipeline gathering system by the date specified in the Gathering Agreement.  See Note 19 - Commitments and Contingencies for a description of certain litigation concerning the Gathering Agreement, Salt Creek and ARM.

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

Asset Disposition Accounted for as a Financing Arrangement

As a result of certain repurchase rights contained in the agreements with affiliates of Värde for the sale of overriding royalty interests to Winkler Lea Royalty L.P.  ("WLR") and the sale of working interests to Winkler Lea Working Interest L.P. ("WLWI"), entered into in July 2019, the agreements do not meet the criteria for a sale and were accounted for as a financing arrangement under ASC 470 - Debt.  The net proceeds of the transaction of $39.0 million were included in long-term deferred revenue and other long-term liabilities on the Company’s consolidated balance sheets as of June 30, 2020 and December 2019.  As a result of the transaction, the net revenue payments of $0.2 million and $1.8 million for the three and six months ended June 30, 2020, respectively, are included in interest expense on the Company’s consolidated statements of operations.  Under the working interest agreement with WLWI, the Company did not meet the schedule to bring the 4th and 5th wells to production, which was due to occur at the end of June. WLWI may be entitled to liquidated damages under the agreement, subject to any rights and defenses the Company may have.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of June 30, 2020 and December 31, 2019, the Company was engaged in the following transactions with certain related parties:

		As of June 30,	As of December 31
Related Party	Transactions	2020	2019
		($ in thousands)
Directors and Officers:
Värde Partners, Inc. (1)	Payable due for revenue associated with VPD's net proportionate share of production revenue	$-	$(157)
	Receivable balance outstanding for operating costs in excess of production revenue associated with VPD's proportionate share of producing wells	37	-
	Payable to WLWI for net proportionate share of production revenue	(187)	(526)
	Payable to WLR for net proportionate share of production revenue	(48)	(161)
	Asset disposition to WLWI accounted for as a financing arrangement	(23,768)	(23,768)
	Asset disposition to WLR accounted for as a financing arrangement	(13,060)	(13,060)
		$(37,026)	$(37,672)

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

On July 31, 2019, the Company entered into two agreements with affiliates of Varde for the sale of an overriding royalty interest, to WLR, and a non- operated working interest in newly developed assets, to WLWI.  For the three and six months ended June 30, 2020, WLR’s proportionate share of revenue was none and $0.2 million, respectively. WLWI's net revenue (revenue less production costs) for the three and six months ended June 30, 2020 were $0.2 million and $1.6 million, respectively.  Both are included in interest expense on the Company’s condensed consolidated statements of operations.

Certain investment funds and entities affiliated with Värde Partners, Inc. are parties to the RSA. See Note 2 - Voluntary Petitions under Chapter 11 of the Bankruptcy Code for further information about the terms of the RSA and the transactions contemplated thereby.

NOTE 14 - PREFERRED STOCK

As of June 30, 2020, the Company accounted for the Series C, D, E and F Preferred Stock at its initial fair value at closing of the 2019 Transaction Agreement on March 5, 2019, plus cumulative paid-in-kind dividends accrued subsequent to the closing of the transactions contemplated by the 2019 Transaction Agreement, under mezzanine equity in the consolidated balance sheet.  The components of each series of preferred stock are summarized in the table below:

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total
	(In thousands, except shares)
Balance, January 1, 2020	125,000	$99,303	39,254	$29,082	60,000	$66,285	55,000	$50,861	$245,531
Paid-in-kind dividends	—	7,328	—	1,812	—	2,674	—	2,693	14,507
Balance, June 30, 2020	125,000	$106,631	39,254	$30,894	60,000	$68,959	55,000	$53,554	$260,038

See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the RSA and the impact of the Chapter 11 Cases on the preferred stock of the Company.

On June 29, 2020, the Bankruptcy Court entered an interim order establishing certain procedures and restrictions with respect to the direct or indirect purchase, disposition or other transfer of the Company’s preferred stock and common stock by holders of its preferred stock and certain substantial holders of its common stock.  The interim order requires notices of the holdings of, and proposed transactions by, any person or entity that is or, because of the transaction, would become, a substantial holder of the Company’s common stock or preferred stock, and restricts certain trading in such common stock or preferred stock.  Any prohibited transfer of the Company’s common stock or preferred stock would be null and void ab initio and will cause reversal of the noncompliant transaction and such other (or additional) measures as the Bankruptcy Court may deem appropriate.

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

On June 29, 2020, the Bankruptcy Court entered an interim order establishing certain procedures and restrictions with respect to the direct or indirect purchase, disposition or other transfer of the Company’s preferred stock and common stock by holders of its preferred stock and certain substantial holders of its common stock.  The interim order requires notices of the holdings of, and proposed transactions by, any person or entity that is or, because of the transaction, would become, a substantial holder of the Company’s common stock or preferred stock, and restricts certain trading in such common stock or preferred stock.  Any prohibited transfer of the Company’s common stock or preferred stock would be null and void ab initio and will cause reversal of the noncompliant transaction and such other (or additional) measures as the Bankruptcy Court may deem appropriate.

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

Warrants

The following table provides a summary of warrant activity as of June 30, 2020:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2020	2,754,062	3.83
Forfeited or expired	(174,642)	2.81
Outstanding at June 30, 2020	2,579,420	$4.50

Outstanding warrants of 2,579,420 at June 30, 2020 are scheduled to expire in 2022.  The Company expects that the outstanding warrants will be cancelled for no consideration in the Chapter 11 Cases.

The Company has the following potentially dilutive securities outstanding which were excluded from the diluted loss per share calculations because they were anti-dilutive at June 30, 2020 and 2019:

	June 30,
	2020	2019
Stock Options	3,192,500	4,462,434
Stock Purchase Warrants	2,579,420	4,402,329
Series E Preferred Stock	26,767,589	24,640,949
	32,539,509	33,505,712

NOTE 16 - SHARE BASED AND OTHER COMPENSATION

For the three and six months ended June 30, 2020 and 2019, the Company's share-based compensation consisted of the following (dollars in thousands):

	Six Months Ended June 30,
	2020			2019
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share based compensation expensed	$(2)	$1,230	$1,228	$349	$5,652	$6,001
Unrecognized share-based compensation costs	$42	$455	$497	$216	$2,860	$3,076
Weighted average amortization period remaining (in years)	0.77	0.45		1.29	1.19

Restricted Stock

A summary of restricted stock grant activity pursuant to the 2012 Plan and the 2016 Plan for the six months ended June 30, 2020, is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2020	1,402,175	$1.26
Granted	4,431,817	$0.22
Vested and issued	(4,674,402)	$0.32
Forfeited or canceled (1)	(918,358)	$0.87
Outstanding at June 30, 2020	241,232	$1.89

(1)	Forfeitures are accounted for as and when incurred.

Under the Plan contemplated by the RSA, each outstanding share of restricted stock that has been vested and issued will be canceled for no consideration. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Chapter 11 Cases.

Stock Options

A summary of stock option activity pursuant to the 2016 Plan for the six months ended June 30, 2020, is presented below:

	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	3,588,350	$4.05	3,487,792	7.2
Forfeited or canceled (1)	(395,850)	$4.99
Outstanding at June 30, 2020	3,192,500	$3.93	3,159,168	6.4

(1)	Forfeitures are accounted for as and when incurred.

The Company expects that the outstanding stock options will be cancelled for no consideration in the Chapter 11 Cases.

NOTE 17 - SUPPLEMENTAL NON-CASH TRANSACTIONS

The following table presents the supplemental disclosure of cash flow information for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	($ in thousands)
Non-cash investing and financing activities excluded from the statement of cash flows:
Issued shares of common stock and preferred stock upon extinguishment of debt and modification of Series C and Series D Preferred Stock	$-	$141,787
Deferred revenue realized upon purchase option exercise	-	11,700
Change in capital expenditures for drilling costs in accrued liabilities	(4,460)	1,035
Preferred dividends paid in kind	14,507	11,200
Change in asset retirement obligations	-	43

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES

ARM Sales Agreement

On August 2, 2018, the Company executed a five-year agreement with SCM Crude, LLC, an affiliate of Salt Creek, to secure firm takeaway pipeline capacity and pricing on a long-haul pipeline to the Gulf Coast region commencing July 1, 2019.  On March 11, 2019, the agreement was replaced with a five-year agreement between the Company and ARM, a related company to Salt Creek. The new agreement accelerated the start date to March 2019 and guaranteed firm takeaway capacity on a long-haul pipeline to Corpus Christi, Texas, once completed, at a specified price. The Company received pricing differentials on the crude oil sales contract subject to minimum quantities of crude oil to be delivered, however, due to the May 8, 2020 termination of this agreement with ARM, these minimum quantity commitments no longer existed at June 30, 2020.  A table of the minimum quantities of crude oil under the canceled contract is below:

Date	Quantity (Barrels per Day)
March 2019 - June 2019	5,000
July 2019 - December 2019	4,000
January 2020 - June 2020	5,000
July 2020 - June 2021	6,000
July 2021 - December 2024 (1)	7,500

(1)	Extending to the later of December 2024 or 5 years from the EPIC Crude Oil pipeline in-service date (February 2025).

Further, ARM agreed to purchase crude from the Company based upon Magellan East Houston pricing with a fixed “differential basis”.  The agreement does not meet the criteria for the “normal purchase normal sales” exception under ASC 815, “Derivatives and Hedging”, as the Company did not meet the minimum quantities deliverable under the contract at certain times in the past and net settlement occurred. See Note 9 - Derivatives to our condensed consolidated financial statements for additional information.

In connection with the termination of the Gathering Agreement, the Company declared force majeure and suspended deliveries of crude oil under the firm sales contract between the Company and ARM, then subsequently terminated the Firm Sales Contract on or about May 8, 2020.   On May 8, 2020, ARM, SCM Crude and Salt Creek filed a petition asserting claims against the Company with respect to its termination of certain midstream and marketing arrangements. See below for more information concerning these matters.

Environmental and Governmental Regulation

As of June 30, 2020, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and natural gas industry are extensively regulated by federal, state, and local governments and regulatory agencies in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, taxation, and various other matters. Oil and natural gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of June 30, 2020, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect on the financial condition of the Company.

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

ARM Energy Management, LLC, SCM Crude, LLC and Salt Creek Midstream, LLC v. Lilis Energy, Inc., Cause No. 2020-28573 in the 333rd Judicial District Court, Harris County, Texas.  On May 8, 2020, ARM,  SCM Crude, LLC and Salt Creek (together with SCM Crude, LLC, “SCM”) filed suit against the Company asserting a claim by SCM for alleged breach of the Gathering Agreement, a claim by ARM for alleged breach of that certain Firm Sales Contract dated March 11, 2019, by and between the Company and ARM (the “Firm Sales Contract”), and claims for a declaratory judgment that the “Commencement Date” under the Gathering Agreement occurred no later than January 1, 2020, and that Lilis incurred certain obligations related to dedication of certain wells to payment of gathering fees under the Gathering Agreement as of that date, and for specific performance of the Gathering Agreement. On May 6, 2020, the Company terminated the Gathering Agreement in its entirety on the basis that, among other things, SCM failed to timely build and properly equip a crude pipeline gathering system by the date specified in the Gathering Agreement. In connection with the termination of the Gathering Agreement, the Company declared force majeure on May 6, 2020 and suspended deliveries of crude oil under that certain Firm Sales Contract dated March 11, 2019, by and between the Company and ARM (the “Firm Sales Contract”). The Company also demanded adequate assurances from ARM under the Firm Sales Contract. When ARM failed to post adequate assurances, the Company subsequently terminated the Firm Sales Contract on May 8, 2020.  SCM and ARM argued that, among other things, the Company wrongfully terminated (i) the Gathering Agreement based on the Company’s claim that SCM failed to timely build and properly equip a crude pipeline gathering system and (ii) the firm sales agreement based on the Company’s claim that ARM failed to provide adequate assurance of performance.

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

On May 26, 2020, the court held a hearing on SCM’s request for temporary injunctive relief.  By order dated May 28, 2020, the court denied SCM’s request for temporary injunctive relief, finding that SCM had failed to demonstrate the lack of an adequate remedy at law.  On June 9, 2020, SCM filed a motion to reconsider their application for a temporary injunction.  On June 10, 2020, the Company filed its response to SCM’s motion to reconsider, arguing that reconsideration is not warranted, and that SCM continues to fail to demonstrate that it lacks an adequate remedy at law.  The court set a hearing on SCM’s motion to reconsider for June 22, 2020, which was subsequently rescheduled for June 29, 2020; however, prior to such hearing, the Company removed the case to the bankruptcy court in connection with the filing of the Chapter 11 Cases. The Company has filed two motions for summary judgment, one seeking a declaration that the Gathering Agreement was properly terminated by Lilis and one seeking summary judgment that the Firm Sales Contract was properly terminated by Lilis.  A hearing to consider the two motions is scheduled for August 18, 2020.

Liens

As of the most recent date available, statutory mechanic's and materialman’s liens which remain unpaid in the amount of $13.3 million have been filed against the related assets.

NOTE 20 - SUBSEQUENT EVENTS

As a result of the commencement of the Chapter 11 Cases the outstanding derivative contracts were in default and the remaining counterparties terminated all outstanding contracts in July for the final settlement amount of $1.9 million.

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

As of June 30, 2020, we had $88.4 million of indebtedness outstanding under our Revolving Credit Agreement (as defined below). Pursuant to the Forbearance Agreement (as defined below), the administrative agent and requisite lenders under our Revolving Credit Agreement agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement as a result of certain specified defaults and events of default, including the Company’s failure to make the borrowing base deficiency on or before June 5, 2020, until June 26, 2020. The Company did not make the payment.

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

To maintain and continue uninterrupted ordinary course operations during the bankruptcy proceedings, the Debtors filed a variety of “first day” motions seeking approval from the Bankruptcy Court for various forms of customary relief designed to minimize the effect of bankruptcy on the Debtors’ operations, customers and employees. On June 29, 2020, the Bankruptcy Court entered orders approving all requested “first day” relief. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following our bankruptcy filing and (subject to caps applicable to payments of certain pre-petition obligations) certain pre-petition obligations, including, but not limited to: employee wages and benefits, pre-petition amounts owed to certain lienholders and critical vendors and funds belonging to third parties, including royalty interest and working interest holders and partners. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court.

On June 28, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with (i) the lenders under our Revolving Credit Facility (other than Värde) (each as defined below) (the “Consenting RBL Lenders”) and (ii) certain investment funds and entities affiliated with Värde Partners, Inc. (collectively, “Värde”), which collectively own all of our outstanding preferred stock and a subordinated participation in that certain Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 10, 2018 (as amended, the “Revolving Credit Agreement” and the loan facility, the “Revolving Credit Facility”), by and among Lilis Energy, Inc., as borrower, the other Debtors, as guarantors, BMO Harris Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (“RBL Lenders”), for the purpose of supporting (a) the implementation of restructuring transactions, including a chapter 11 plan of reorganization with terms consistent with those set forth in the RSA  (the “Plan”), (b) an initial debtor-in-possession credit agreement (the “Initial DIP Credit Agreement”) and related initial DIP credit facility (the “Initial DIP Facility”), (c) the terms of a replacement debtor-in-possession credit agreement (the “Replacement DIP Credit Agreement”) and replacement DIP credit facility (the “Replacement DIP Facility”) and (d) the form of an equity commitment letter contemplating an equity investment by one or more Värde entities in the event that Värde elects in its sole discretion to provide such a commitment to fund the Plan on or before August 18, 2020. If on or prior to August 18, 2020, (i) Värde has not funded the Replacement DIP Facility with sufficient cash such that the lenders’ claims under the Initial DIP Facility have not been repaid in full with proceeds from the Replacement DIP Facility and (ii) Värde has not made a commitment to make the Värde Equity Investment (which, if elected, will be funded on the effective date of the plan of reorganization contemplated by the RSA (the “Plan”)), the Debtors will pursue a sale of substantially all their assets pursuant to bidding procedures agreed to in the RSA to close on or before the 135th day following the Petition Date. See Note 11 - Indebtedness to our condensed consolidated financial statements for additional details about the Initial DIP Credit Agreement and Initial DIP Facility. Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan contemplated in the RSA:

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

•

the treatment of allowed general unsecured claims will be determined no later than August 18, 2020, which treatment must be acceptable to Värde in consultation with the Administrative Agent, and as a condition to the effectiveness of the Plan (subject to certain exceptions provided in the RSA), the allowed general unsecured claims and allowed priority, other secured, and priority tax claims, other than claims held by Värde and its affiliates, must not exceed a total amount to be acceptable to Värde upon receipt of reasonably acceptable diligence at the time of signing the equity commitment letter providing for the Värde Equity Investment; and

•	each outstanding share of the Company’s common stock will be canceled for no consideration.

The Company believes it is unlikely that the holders of shares of its common stock will receive any consideration for their shares under any plan approved by the Bankruptcy Court, irrespective of whether such plan contemplates terms consistent with or similar to those agreed upon in the RSA.

The Plan contemplated in the RSA is contingent upon, among other things, Värde’s election in its sole discretion, on or before August 18, 2020, to provide (i) an agreed commitment (which, if elected, will be funded on the effective date of the Plan) to buy the common stock of the reorganized Lilis for $55.0 million in cash less any funding provided by Värde under the Replacement DIP Facility (but excluding any amount of interest or fees paid-in-kind and capitalized thereunder), and (ii) certain Värde funds to provide for a Replacement DIP Facility.

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

Initial DIP Facility, Replacement DIP Facility and Exit Facility.

The RSA contemplates that, upon the interim approval of the Bankruptcy Court, the Debtors, as borrower and guarantors, the Consenting RBL Lenders (in that capacity, “Initial DIP Lenders”) and the Administrative Agent would enter into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Initial DIP Credit Agreement”), under which the Initial DIP Lenders would provide a super-priority senior secured debtor-in-possession credit facility providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million would be available on an interim basis, with the remainder available on a final basis, plus (ii) a tranche roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans would be incurred upon entry of an interim order, with the remaining $13.5 million to be incurred upon entry of a final order. On June 29, 2020, the Bankruptcy Court entered an order (the “Interim DIP Order”) granting interim approval of the Initial DIP Facility, thereby permitting the Company to incur up to $5.0 million new money loans on an interim basis. The Initial DIP Credit Agreement was entered into on June 30, 2020. A final hearing on the Initial DIP Facility and Initial DIP Credit Agreement is scheduled for August 18, 2020.

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

The RSA further contemplates that Värde may elect, in its sole discretion and on or prior to August 18, 2020, to provide the Debtors with a Replacement DIP Facility or the Värde Equity Investment or both. Among other things, Värde’s notification to the Administrative Agent or Debtors of its intention not to provide the Replacement DIP Facility or the Värde Equity Investment will constitute a termination event for the RSA. If Värde elects to provide a Replacement DIP Facility, the RSA contemplates that the Replacement DIP Facility will consist of a senior secured super-priority debtor-in-possession term loan facility providing for $20 million new money loans. The proceeds of the Replacement DIP Facility will be used to refinance in full the outstanding obligations under the Initial DIP Facility, including accrued and unpaid interest and the fees and expenses of the DIP Lenders, and pay fees, expenses and other expenditures of the Debtors during the Chapter 11 Cases. Upon the Debtors’ emergence from the Chapter 11 Cases and to the extent any claims under the Replacement DIP Facility have not otherwise been repaid, each holder of an allowed claim under the Replacement DIP Facility will receive its pro rata share of a certain percentage of the new common stock of the reorganized Lilis (subject to dilution from the Värde Equity Investment, if applicable) such that Värde and its affiliates will collectively own 100% of the outstanding common stock of the reorganized Lilis on account of its claims under the Revolving Credit Facility and the Replacement DIP Facility. In addition, Värde may elect, in its sole discretion and on or prior to August 18, 2020, to purchase, upon the Debtors’ emergence from the Chapter 11 Cases, 100% of the common stock of the reorganized Lilis in exchange for $55.0 million in cash (less any funding provided by Värde pursuant to the Replacement DIP Facility (but excluding any amount of interest or fees paid-in-kind and capitalized thereunder)) (the “Värde Equity Investment”). The proceeds of the Värde Equity Investment will be used to repay a portion of the claims of the Non-Affiliate RBL Lenders under the Revolving Credit Facility on the effective date, to fund other distributions under the Plan, and to fund the working capital of the reorganized Debtors.

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

Acceleration of Our Existing Debt and Automatic Stay Due to Chapter 11 Filing

As of June 30, 2020, we had $88.4 million of indebtedness outstanding under our Revolving Credit Agreement including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other RBL Lenders under the Revolving Credit Agreement.

On June 5, 2020, the Debtors, the Administrative Agent and certain lenders entered into a Limited Forbearance Agreement to the Revolving Credit Agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Administrative Agent and the Majority Lenders agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents arising solely as a result of the occurrence or continuance of certain specified defaults and events of default under the Revolving Credit Agreement (the “Specified Defaults”) during the Forbearance Period (as defined below). The Specified Defaults include the Company’s failure to make the borrowing base deficiency payment due June 5, 2020, deliver certain financial statements when due, failure to comply with requirements related to the status of trade payables and related liens and failure to maintain the leverage ratio and asset coverage ratio required by the Revolving Credit Agreement as of the fiscal quarter ended June 30, 2020. The “Forbearance Period” commenced on the date of the Forbearance Agreement and expired at 6:00 p.m., Central time, on June 26, 2020.

The Forbearance Agreement also deferred the scheduled spring redetermination of the borrowing base under the Revolving Credit Agreement from on or about June 5, 2020 to on or about June 26, 2020.  The redetermination did not happen as a result of the Chapter 11 filing.

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

Our remaining derivative contracts were with counterparties that were not our RBL Lenders are governed by master agreements which generally specify that a default under any of our indebtedness as well as any bankruptcy filing is an event of default which may result in early termination of the derivative contracts. As a result of our debt defaults and our bankruptcy petition, we are currently in default under these remaining derivative contracts. In July, the remaining derivative contracts were terminated in conjunction with our bankruptcy proceedings. Furthermore, since we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we comply with the credit default or bankruptcy covenants under our derivative master agreements and thus may not be able to enter into new hedging transactions.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Revolving Credit Agreement, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt. The Company has classified its outstanding balance under the Revolving Credit Agreement as liabilities subject to compromise on its condensed consolidated balance sheet as of June 30, 2020.

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

Ability to Continue as a Going Concern

We have experienced losses and working capital deficiencies, and at times in the past, negative cash flows from operations.  Additionally, our liquidity and operating forecasts have been negatively impacted by the recent decrease in commodity prices and resulting temporary shut-in of wells, which has negatively impacted our ability to comply with debt covenants under our Revolving Credit Agreement.  Commodity price volatility, as well as concerns about the COVID-19 pandemic, which has significantly decreased worldwide demand for oil and natural gas. These factors have restricted our access to liquidity and lead the company to seek relief through filing our Chapter 11 cases.  As a result, the Company has concluded these matters raise substantial doubt about the Company’s ability to continue as a going concern for a twelve-month period following the date of issuance of these consolidated financial statements.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the Initial DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the Initial DIP Facility, which we borrowed on June 30, 2020. Our ability to borrow the additional $10.0 million new money loans under the Initial DIP Facility is contingent on the satisfaction of the conditions specified in the Initial DIP Credit Agreement, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases.

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

2020 Operational and Financial Updates

•	Brought additional capital of $24.1 million into the Company through the sale of certain undeveloped leasehold assets in New Mexico.
•	Successfully tested gas treating system on the east side gas pipeline and now in the final stages of contract negotiations for long-term pricing.
•

In response to commodity price decreases in March and April 2020, the Company elected to shut-in 31 wells during April 2020.  These wells were identified as uneconomic after the significant decline in commodity prices at that time.  Twenty-eight of the shut-in wells have been brought back online.

•

Implemented well optimization program that includes: utilizing chemicals, hot oiling, and swabbing; in combination with a proper preventative maintenance program to maximize increases in daily production.

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

In addition, in March 2020, OPEC+ countries failed to agree on production levels which has caused increased supply and led to a substantial sharp decrease in oil prices and an increasingly volatile market.  The oil price and production dispute ended with an agreement among certain OPEC+ countries to cut global petroleum output but such cuts did not go far enough to offset the impact of COVID-19 pandemic on the worldwide economy reducing worldwide demand and pricing of oil. If depressed pricing continues for an extended period it may lead to i) reductions in availability under any reserve-based lending arrangements we may enter into, ii) reductions in reserves, and (iii) additional impairment of proved and unproved oil and gas properties.

The substantial decrease in oil prices has resulted in a full-cost ceiling impairment of $32.7 million during the quarter ended June 30, 2020.

During April 2020 the Company elected to shut-in 12 wells which were identified as uneconomic as a result of the continued decline in commodity prices in 2020 and 19 additional wells were identified for short term shut-in through May and June.  In late May, 16 of the shut-in wells were back on production.  Another 12 shut-in wells were back on production in early June.  After initially furloughing a portion of its employees, and as a result of continuing restricted liquidity further exacerbated by economic impacts of the COVID-19 pandemic, the Company laid off 44% of its remaining workforce in June 2020 to further reduce general and administrative costs of the Company.

The economic impact of the COVID-19 pandemic and resulting reduction in oil prices is expected to continue to impact the Company for an indeterminate period.

These matters could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which the Company expects would further impair the Company’s asset values, including reserve estimates.  Further, consumer demand has decreased since the spread of the outbreak and new travel restrictions placed by governments in an effort to curtail the spread of the coronavirus. Although the Company cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

Market Conditions and Commodity Pricing

Our financial results depend on many factors, including the price of oil, natural gas and NGLs and our ability to market our production on economically attractive terms. We generate the majority of our revenues from sales of Liquids and, to a lesser extent, sales of natural gas. The price of these products are critical factors to our success and volatility in these prices could impact our results of operations. In addition, our business requires substantial capital to acquire properties and develop our non-producing properties.  The price of oil, natural gas and NGLs have fallen significantly since the beginning of 2020, due in part to failed OPEC negotiations and to concerns about the COVID-19 pandemic, which has significantly decreased worldwide demand for oil and natural gas. This significant decline and any further declines in the price of oil, natural gas and NGLs have reduced our revenues resulting in lower cash inflow and impairment on our proved oil and gas properties, which have made it more difficult for us to pursue our plans to acquire new properties and develop our existing properties. Such declines in oil, natural gas, and NGL prices also adversely affect our ability to obtain additional funding on favorable terms.

Results of Operations – For the Three and Six Months Ended June 30, 2020 and 2019

Sales Volumes and Revenues

The following table sets forth selected revenue and sales volume data for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Variance	%
Net production:
Oil (Bbls)	172,416	357,176	(184,760)	(52)%
Natural gas (Mcf)	288,300	923,910	(635,610)	(69)%
NGL (Bbl)	18,260	65,903	(47,643)	(72)%
Total (BOE)	238,726	577,063	(338,337)	(59)%
Average daily production (BOE/d)	2,623	6,341	(3,718)	(59)%
Average realized sales price:
Oil (Bbl)	$30.78	$55.94	$(25.16)	(45)%
Natural gas (Mcf)	$0.35	$0.38	$(0.03)	(8)%
NGL (Bbl)	$9.69	$18.82	$(9.12)	(48)%
Total (BOE)	$23.39	$37.38	$(14.00)	(37)%
Oil, natural gas and NGL revenues (in thousands):
Oil revenue	$5,306	$19,982	$(14,676)	(73)%
Natural gas revenue	100	350	(250)	(71)%
NGL revenue	177	1,240	(1,063)	(86)%
Total revenue	$5,583	$21,572	$(15,989)	(74)%

Realized commodity prices were adversely impacted by COVID-19 which resulted in a decrease of our realized prices for the quarter, and was partially offset by recognition of deferred revenue, resulting in a decrease of 37% in realized price per BOE for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  Total revenue decreased $16.0 million to $5.6 million for the three months ended June 30, 2020, as compared to $21.6 million for the three months ended June 30, 2019, representing an 74% decrease.  Oil revenue for the three months ended June 30, 2020 includes recognition of $2.2 million of deferred revenue upon the termination of the ARM sales agreement.  Total sales volumes decreased 59% to 238,726 BOE during the three months ended June 30, 2020, compared to 577,063 BOE for the 2019 quarter, a decrease of 338,337 BOE. Lower total sales volumes for the three months ended June 30, 2020 was primarily the result of the shut-in of 31 of our wells in response to the sharp decline in commodity prices in March and April 2020. The decrease was partially offset by sales from 3.0 gross (2.5 net) wells placed on production after June 30, 2019.

The following table sets forth selected revenue and sales volume data for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Variance	%
Net production:
Oil (Bbls)	475,762	674,845	(199,083)	(30)%
Natural gas (Mcf)	573,519	1,842,517	(1,268,998)	(69)%
NGL (Bbl)	35,011	140,349	(105,338)	(75)%
Total (BOE)	606,360	1,122,280	(515,920)	(46)%
Average daily production (BOE/d)	3,332	6,166	(2,834)	(46)%
Average realized sales price:
Oil (Bbl)	$37.13	$51.39	$(14.26)	(28)%
Natural gas (Mcf)	$0.50	$1.02	$(0.51)	(51)%
NGL (Bbl)	$11.31	$19.32	$(8.00)	(41)%
Total (BOE)	$30.27	$34.99	$(4.73)	(14)%
Oil, natural gas and NGL revenues (in thousands):
Oil revenue	$17,667	$34,683	$(17,016)	(49)%
Natural gas revenue	289	1,876	(1,587)	(85)%
NGL revenue	396	2,711	(2,315)	(85)%
Total revenue	$18,352	$39,270	$(20,918)	(53)%

Realized commodity prices were adversely impacted by COVID-19 which resulted in a decrease of our realized prices and was partially offset by recognition of deferred revenue, resulting in a decrease of 14% in realized price per BOE for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Total revenue decreased $20.9 million to $18.4 million for the six months ended June 30, 2020, as compared to $39.3 million for the six months ended June 30, 2019, representing a 53% decrease.  Oil revenue for the six months ended June 30, 2020 includes recognition of $2.2 million of deferred revenue upon the termination of the ARM sales agreement.  Total sales volumes decreased 46% to 606,360 BOE during the six months ended June 30, 2020, compared to 1,122,280 BOE for the 2019 period, a decrease of 515,920 BOE. Lower total sales volume was primarily the result of our gas purchaser's shut down of its system for seven days of the first quarter and the April shut-in of 31 of our wells in response to the sharp decline in commodity prices in March and April 2020. The decrease was partially offset by sales from 3.0 gross (2.5 net) wells placed on production after June 30, 2019.

Operating Expenses

The following table shows a comparison of operating expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change	% Change
Production Costs per BOE:
Production costs	$10.16	$6.69	$3.47	52%
Gathering, processing and transportation	1.52	2.14	(0.62)	(29)%
Production taxes	0.68	1.94	(1.26)	(65)%
General and administrative	26.56	16.26	10.30	63%
Depreciation, depletion, amortization and accretion	10.28	15.92	(5.64)	(35)%
Impairment of oil and properties	136.95	-	137	100%
Total (BOE)	$186.15	$42.95	$143.20	333%
Operating Expenses:
Production costs	$2,426	$3,859	$(1,433)	(37)%
Gathering, processing and transportation	363	1,235	(872)	(71)%
Production taxes	163	1,119	(956)	(85)%
General and administrative	6,340	9,383	(3,043)	(32)%
Depreciation, depletion, amortization and accretion	2,453	9,188	(6,735)	(73)%
Impairment of oil and properties	32,694	-	32,694	100%
Total Operating Expenses	$44,439	$24,784	$19,655	79%

Production Costs

Production costs decreased by $1.4 million to $2.4 million for the three months ended June 30, 2020, as a result of shut-in of certain wells as well as cost-cutting measures in the current year offset by the addition of 3.0 gross (2.5 net) producing wells since June 30, 2019. Our production costs on a per BOE basis increased by $3.47, or 52%, to $10.16 for the three months ended June 30, 2020, as compared to $6.69 per BOE for the three months ended June 30, 2019.  Our production costs include fixed and variable costs, so in periods of lower production volumes, our per BOE production cost is expected to be higher.  The increase in production costs per BOE was primarily the result of our lower production volumes.  Production costs were also higher due to increased water disposal costs as a result of a suspension of access to water gathering and disposal system in June.

Gathering, Processing and Transportation

Gathering, processing and transportation costs decreased $0.9 million to $0.4 million for the three months ended June 30, 2020, compared to $1.2 million for the 2019 quarter. This cost decrease was primarily the result of lower sales volumes of natural gas and NGLs. The cost on a per BOE basis decreased from $2.14 for the three months ended June 30, 2019, to $1.52 for the three months ended June 30, 2020. The decrease was primarily attributable to a lower proportion of natural gas and NGLs in the product mix. For the three months ended June 30, 2020, natural gas and NGLs made up only 28% of total BOE sales as compared to 38% of total BOE sales for the 2019 quarter.

Production Taxes

Production taxes decreased $1.0 million to $0.2 million for the three months ended June 30, 2020, compared to $1.1 million for the same period in 2019. The decrease is consistent with the decrease in revenue for the current year quarter primarily due to decreased volumes.

General and Administrative Expenses (“G&A”)

G&A decreased by $3.0 million to $6.3 million for the three months ended June 30, 2020, as compared to $9.4 million for the three months ended June 30, 2019.  The decrease of $3.0 million in G&A was primarily attributable to a decrease in personnel costs of $3.0 million including directors’ fees and decrease in share-based compensation of $2.2 million, offset by an increase of $1.6 million in professional services.  All professional fees incurred from the filing of the Chapter 11 Cases forward directly related to the bankruptcy, are reported in reorganization items, net in our condensed consolidation statements of operations.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A expense was $2.5 million for the three months ended June 30, 2020, compared to $9.2 million for the three months ended June 30, 2019; resulting in a decrease of $6.7 million. Our DD&A rate decreased by 35% to $10.28 per BOE for the three months ended June 30, 2020 from $15.92 per BOE for the three months ended June 30, 2019.  The rate decrease was primarily the result of lower oil and gas property net book values remaining at June 30, 2020 after the $228.3 million impairment recorded in the last half of 2019 as well as impairment recorded in the second quarter 2020. To a smaller degree, DD&A expense was lower as a result of a 59% decrease in sales volumes for the three months ended June 30, 2020 as compared to the 2019 quarter.

Impairment of Oil and Natural Gas Properties

The Company recorded an impairment of oil and gas properties of $32.7 million for the three months ended June 30, 2020.  The net book value of the Company's oil and gas properties at June 30, 2020 exceeded the ceiling limitation calculated as required under the full cost method of accounting.  The impairment was the result of lower discounted future net cash flows as reported in our June 30, 2020 proved reserves report.  The significant decrease in discounted future net cash flows for June 30, 2020 as compared to the discounted future net cash flows for March 31, 2020 was primarily the result of an approximate 25% decrease in the oil and gas pricing under SEC rules used in the June 30, 2020 report as compared to March 31, 2020. Proved reserves volumes decreased 7%.

The following table shows a comparison of operating expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	2020	2019	Change	% Change
Production Costs per BOE:
Production costs	$11.75	$7.68	$4.07	53%
Gathering, processing and transportation	1.14	2.15	(1.01)	(47)%
Production taxes	1.28	1.80	(0.52)	(29)%
General and administrative	20.06	16.99	3.07	18%
Depreciation, depletion, amortization and accretion	9.47	15.45	(5.98)	(39)%
Impairment of oil and properties	53.92	-	53.92	100%
Total (BOE)	$97.62	$44.07	$53.55	122%
Operating Expenses:
Production costs	$7,122	$8,623	$(1,501)	(17)%
Gathering, processing and transportation	690	2,413	(1,723)	(71)%
Production taxes	776	2,025	(1,249)	(62)%
General and administrative	12,166	19,062	(6,896)	(36)%
Depreciation, depletion, amortization and accretion	5,745	17,342	(11,597)	(67)%
Impairment of oil and properties	32,694	-	32,694	100%
Total Operating Expenses	$59,193	$49,465	$9,728	20%

Production Costs

Production costs decreased by $1.5 million to $7.1 million for the six months ended June 30, 2020, as a result of decreased production as well as cost-cutting measures in the current year offset by the addition of 3.0 gross (2.5 net) producing wells since June 30, 2019. Our production costs on a per BOE basis increased by $4.07, or 53%, to $11.75 for the six months ended June 30, 2020, as compared to $7.68 per BOE for the six months ended June 30, 2019.  Our production costs include fixed and variable costs, so in periods of lower production volumes, our per BOE cost is expected to be higher.  The increase in production costs per BOE was primarily the result of higher compression, chemicals, and repair and maintenance costs.  Production costs were also higher due to increased water disposal costs as a result of a suspension of access to water gathering and disposal system in June.

Gathering, Processing and Transportation

Gathering, processing and transportation costs decreased $1.7 million to $0.7 million for the six months ended June 30, 2020, compared to $2.4 million for the 2019 period. This cost decrease was primarily the result of lower sales volumes of natural gas and NGLs. The cost on a per BOE basis decreased from $2.15 for the six months ended June 30, 2019, to $1.14 for the six months ended June 30, 2020. The decrease was primarily attributable to a lower proportion of natural gas and NGLs in the product mix. For the six months ended June 30, 2020, natural gas and NGLs made up only 22% of total BOE sales as compared to 40% of total BOE sales for the 2019 period.

Production Taxes

Production taxes decreased $1.2 million to $0.8 million for the six months ended June 30, 2020, compared to $2.0 million for the same period in 2019. The decrease is consistent with the decrease in revenue for the six months ended June 30, 2020. On a per BOE basis, production taxes decreased $0.52 to $1.28 for the six months ended June 30, 2020, when compared to $1.80 for the six months ended June 30, 2019, primarily attributed to an increase of New Mexico production as percentage of total production, where production taxes are lower than Texas.

General and Administrative Expenses

G&A decreased by $6.9 million to $12.2 million for the six months ended June 30, 2020, as compared to $19.1 million for the six months ended June 30, 2019.  The decrease of $6.9 million in G&A was primarily attributable to a decrease in stock-based compensation of $4.8 million, a decrease in personnel costs of $3.0 million including severance costs and directors’ fees, offset by a $1.1 million increase in professional services.  All professional fees incurred from the filing of the Chapter 11 Cases forward directly related to the bankruptcy, are reported in reorganization items, net in our condensed consolidation statements of operations.

Depreciation, Depletion, Amortization and Accretion

DD&A expense was $5.7 million for the six months ended June 30, 2020, compared to $17.3 million for the six months ended June 30, 2019; resulting in a decrease of $11.6 million. Our DD&A rate decreased by 39% to $9.47 per BOE for the six months ended June 30, 2020 from $15.45 per BOE for the six months ended June 30, 2019.  The rate decrease was primarily the result of lower oil and gas property net book values remaining at June 30, 2020 after the $228.3 million impairment recorded in the last half of 2019 as well as the impairment recorded in the second quarter of 2020. To a smaller degree, DD&A expense was lower as a result of a 46% decrease in sales volumes for the six months ended June 30, 2020 as compared to the 2019 period.

Impairment of Oil and Natural Gas Properties

The Company recorded an impairment of oil and gas properties of $32.7 million for the six months ended June 30, 2020.  The net book value of the Company's oil and gas properties at June 30, 2020 exceeded the ceiling limitation calculated as required under the full cost method of accounting.  The impairment was the result of lower discounted future net cash flows as reported in our June 30, 2020 proved reserves report.  The significant decrease in discounted future net cash flows for June 30, 2020 as compared to the discounted future net cash flows for March 31, 2020 was primarily the result of an approximate 25% decrease in the oil and gas pricing under SEC rules used in the June 30, 2020 report as compared to March 31, 2020. Proved reserves volumes decreased 7%.

Other Income (Expenses)

The following table shows a comparison of other expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Variance	%
	(In Thousands)
Other income (expense):
Gain (loss) from commodity derivatives, net	$(5,066)	$2,901	$(7,967)	(275)%
Change in fair values of financial instruments	20,601	-	20,601	100%
Interest expenses	(1,602)	(1,845)	243	(13)%
Reorganization items, net	(2,357)	-	(2,357)	(100)%
Other income (expense)	29	(114)	143	(125)%
Total other income (expenses)	$11,605	$942	$10,663	1,132%

Gain (Loss) from Commodity Derivatives, net

Valuation of our commodity derivatives decreased by $5.1 million during the three months ended June 30, 2020, resulting primarily from changes in underlying commodity prices as compared to the hedged prices within derivative instruments and the monthly settlement of those instruments. Additionally, during the three months ended June 30, 2020, our net loss from commodity derivatives consisted primarily of net gains of $12.6 million from settled positions and loss of $17.7 million from mark-to-market adjustments on unsettled positions. During the three months ended June 30, 2019, our net loss from commodity derivatives consisted primarily of net losses of $1.6 million from settled positions and gain of $4.5 million from mark-to-market adjustments on unsettled positions.

Change in Fair Value of Financial Instruments

For the three months ended June 30, 2020, we recognized a gain of $20.6 million on the change in fair value of the embedded derivative associated with the ARM sales agreement as result of the cancelation of agreement on May 8, 2020. As of December 31, 2019, we determined the agreement no longer met the criteria for the “normal purchase normal sales” exception under ASC 815, “Derivatives and Hedging”, as the Company was not meeting the minimum quantities deliverable under the contract and the net settlement criteria being met (see Note 19 - Commitments and Contingencies to our condensed consolidated financial statements). See Note 9 - Derivatives to our condensed consolidated financial statements for information regarding the recognition of the net settlement mechanism as an embedded derivative.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $1.6 million compared to $1.8 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, interest expense included $1.3 million interest expense on principal balances outstanding under the Revolving Credit Agreement, $0.2 million from financing arrangements and $0.2 million for amortization debt issuance costs. For the three months ended June 30, 2019, we incurred interest expense of $1.8 million, which included $1.7 million for interest expense on principal balances outstanding under the Revolving Credit Agreement and $0.1 million for amortization of debt issuance costs.

Reorganization Items, net

ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our statements of operations.  Reorganization items, net for the three months ended June 30, 2020 is mainly made up of the write off of unamortized deferred financing costs of $2.0 million.

The following table shows a comparison of other expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Variance	%
	(In Thousands)
Other income (expense):
Gain (loss) from commodity derivatives, net	$16,132	$(7,676)	$23,808	(310)%
Change in fair values of financial instruments	3,238	(335)	$3,573	(1,067)%
Interest expenses	(5,405)	(6,673)	$1,268	(19)%
Reorganization items, net	(2,357)	-	$(2,357)	(100)%
Other income (expense)	78	(83)	$161	(194)%
Total other income (expenses)	$11,686	$(14,767)	$26,453	(179)%

Gain (Loss) from Commodity Derivatives, net

Valuation of our commodity derivatives increased by $23.8 million during the six months ended June 30, 2020, resulting primarily from changes in underlying commodity prices as compared to the hedged prices within derivative instruments and the monthly settlement of those instruments. Additionally, during the six months ended June 30, 2020, our gain from commodity derivatives consisted primarily of net gains of $13.8 million from settled positions and $2.3 million from mark-to-market adjustments on unsettled positions. During the six months ended June 30, 2019, our net loss from commodity derivatives consisted primarily of net losses of $3.2 million from settled positions and $4.5 million from mark-to-market adjustments on unsettled positions.

Change in Fair Value of Financial Instruments

For the six months ended June 30, 2020, we recognized a gain of $3.2 million on the change in fair value of the embedded derivative associated with the ARM sales agreement as result of the cancelation of agreement on May 8, 2020. As of December 31, 2019, we determined the agreement no longer met the criteria for the “normal purchase normal sales” exception under ASC 815, “Derivatives and Hedging”, as the Company was not meeting the minimum quantities deliverable under the contract and the net settlement criteria being met (see Note 19 - Commitments and Contingencies to our condensed consolidated financial statements). See Note 9 - Derivatives to our condensed consolidated financial statements for information regarding the recognition of the net settlement mechanism as an embedded derivative.

As of June 30, 2019, the change in fair value of financial instruments is attributable to embedded derivatives associated with the conversion feature of the Second Lien Term Loan (as defined in Note 11 - Indebtedness to our condensed consolidated financial statements).  Prior to extinguishment of the Second Lien Term Loan in March 2019, changes in our stock price directly affected the fair value of the embedded derivative.  During the period from January 1, 2019 to March 5, 2019 (the date of extinguishment), we recognized a loss of $0.3 million on the embedded derivative.

Interest Expense

Interest expense for the six months ended June 30, 2020 was $5.4 million compared to $6.7 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, interest expense included $2.8 million interest expense on principal balances outstanding under the Revolving Credit Agreement, $1.8 million from financing arrangements and $0.9 million for amortization debt issuance costs including $0.5 million to recognize excess deferred issuance costs resulting from the borrowing base reduction under our Revolving Credit Agreement. For the six months ended June 30, 2019, we incurred interest expense of $6.7 million, which included $3.1 million for interest expense on principal balances outstanding under the Revolving Credit Agreement, $1.6 million for PIK interest and $1.7 million related to amortization of debt discount on our Second Lien Term Loan and $0.3 for amortization of debt issuance costs.

Reorganization Items, net

ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our statements of operations.  Reorganization items, net for the six months ended June 30, 2020 is mainly made up of the write off of unamortized deferred financing costs of $2.0 million.

Going Concern and Liquidity

As of June 30, 2020, we had $88.4 million of indebtedness outstanding under our Revolving Credit Agreement (as defined in Note 11 - Indebtedness to our condensed consolidated financial statements).

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

We have experienced losses and working capital deficiencies, and in the past, significant negative cash flows from operations.  Additionally, our liquidity and operating forecasts have been negatively impacted by the recent decrease in commodity prices and resulting temporary shut-in of wells, which has negatively impacted our ability to comply with debt covenants under our Revolving Credit Agreement.  The commodity prices have fallen significantly since the beginning of 2020, due in part to failed OPEC negotiations in the first quarter, which ultimately were resolved but prices have been slow to recover, as well as concerns about the COVID-19 pandemic, which has significantly decreased worldwide demand for oil and natural gas. Pursuant to the Forbearance Agreement, the Administrative Agent and the requisite lenders under the Revolving Credit Agreement agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents during the Forbearance Period that arose solely as a result of the Company’s breach of the Leverage Ratio and Current Ratio covenants, the Company’s failure to pay remaining borrowing base deficiency and certain other defaults or events of default.  As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern within twelve-month period following the date of issuance of these consolidated financial statements.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the Initial DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the Initial DIP Facility, which we borrowed on June 30, 2020. Our ability to borrow the additional $10.0 million new money loans under the Initial DIP Facility is contingent on the satisfaction of the conditions specified in the Initial DIP Credit Agreement, including receipt of a final order by the Bankruptcy Court approving the Initial DIP Facility and the Initial DIP Credit Agreement. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases.

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

Information about our cash flows for the six months ended June 30, 2020 and 2019, are presented in the following table (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$8,149	$(13,066)
Investing activities	13,530	(48,268)
Financing activities	(20,969)	47,208
Net change in cash and cash equivalents	$710	$(14,126)

Operating Activities

For the six months ended June 30, 2020, net cash provided by operating activities was $7.5 million, compared to net cash used in operating activities of $13.1 million for the six months ended June 30, 2019. The $7.5 million provided by operating activities during the 2020 period was primarily made up the of net loss of $27.2 million, offset by non-cash adjustments to net income of $32.8 million offset by cash provided by a decrease in working capital of $2.0 million. The working capital decrease resulted from payments received on accounts receivable offset by a payments on accounts payable and accrued liabilities at June 30, 2020.

Investing Activities

For the six months ended June 30, 2020, net cash provided by investing activities was $13.5 million, compared to a use of $48.3 million for the same period in 2019. The $13.5 million in cash provided by investing activities during the six months ended June 30, 2020, was primarily attributable to the following:

•	approximately $24.1 million in proceeds from the sale of approximately 1,185 undeveloped net acres in Lea County, New Mexico; partially offset by
•	cash payments of approximately $10.5 million for capital expenditures on oil and gas properties.

Capital Expenditure Breakdown

During the six months ended June 30, 2020, capital costs incurred were $7.7 million. Incurred costs include $1.6 million related to increases to Lilis’ working interests for two wells due to non-consent elections that reduced accounts receivable from other working interest partners by that amount.  Total capital costs incurred for the six months ended June 30, 2020 is as follows (in thousands):

2019 Drilling & Completion Program	$2,675
Facilities & Other Projects	5,007
Total Capital Spending	$7,682

Financing Activities

For the six months ended June 30, 2020, net cash used in financing activities was $20.4 million compared to cash provided by financing activities of $47.2 million during the same period in 2019. The $20.4 million of net cash used in financing activities included a $26.6 million repayment under the Revolving Credit Agreement and $6.5 million in proceeds from the Initial DIP Facility.

Capital Structure

Revolving Credit Agreement

The Company has entered into the Seventh Amendment through the Fourteenth Amendment to the Revolving Credit Agreement and the Forbearance Agreement, which among other things, resulted in the following (see Note 11 - Indebtedness to our condensed consolidated financial statements for additional information):

•	Reduced our borrowing base to $90.0 million;
•	Extended the date for the final borrowing base deficiency payment to June 5, 2020 and further to June 26, 2020, did not happen as a result of the Chapter 11 filing;
•	Waived compliance with the Leverage and Current Ratio covenants as of December 31, 2019 and March 31, 2020; and
•

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

Debtor-in-Possession Credit Agreement

On June 30, 2020, Lilis Energy, Inc., as borrower, and the other Debtors, as guarantors, entered into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, or the DIP Credit Agreement, among the Debtors, the Non-Affiliate RBL Lenders (also referred to as the Initial DIP Lenders), and the Administrative Agent.  Under the Initial DIP Facility, the Initial DIP Lenders agreed to provide a super-priority senior secured debtor-in-possession credit facility (also referred to as the Initial DIP Facility) providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million became available upon entry of the Interim DIP Order, with the remainder to become available on a final basis, plus (ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans were incurred upon entry of the Interim DIP Order, with the remaining $13.5 million to be incurred upon entry of a final order. On June 29, 2020, the Bankruptcy Court entered the Interim DIP Order granting interim approval of the Initial DIP Facility, thereby permitting the Debtors to incur up to $5.0 million new money loans on an interim basis. A final hearing on the Initial DIP Facility and Initial DIP Credit Agreement is scheduled for August 18, 2020 at 2:30 p.m. prevailing Central Time.

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

The Initial DIP Credit Agreement contains events of default customary for debtor-in-possession financings, including events related to the Chapter 11 proceedings, the occurrence of which could cause the acceleration of the Debtors’ obligation to repay borrowings outstanding under the Initial DIP Facility. The Debtors’ obligations under the Initial DIP Credit Agreement are secured by a security interest in, and lien on, substantially all present and after-acquired property (whether tangible, intangible, real, personal or mixed) of the Debtors, including a super-priority priming lien on the property of the Debtors that secure their obligations under the Revolving Credit Facility.

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

Under two agreements entered into with affiliates of Värde in 2019 for the sale of an overriding royalty interest to Winkler Lea Royalty L.P.  ("WLR") and a non-operated working interest in newly developed assets to Winkler Lea Working Interest L.P. ("WLWI").  For the three and six months ended June 30, 2020, WLR’s proportionate share of revenue was none and $0.2 million, respectively. WLWI's net revenue (revenue less production costs) for the three and six months ended June 30, 2020 were $0.2 million and $1.6 million, respectively.  Both are included in interest expense on the Company’s condensed consolidated statements of operations.

Common Stock

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

Commitments and Contractual Obligations

On August 2, 2018, the Company executed a five-year agreement with SCM Crude, LLC, an affiliate of Salt Creek, to secure firm takeaway pipeline capacity and pricing on a long-haul pipeline to the Gulf Coast region commencing July 1, 2019.  On March 11, 2019, the agreement was replaced with a five-year agreement between the Company and ARM, a related company to Salt Creek. The new agreement accelerated the start date to March 2019 and guarantees firm takeaway capacity on a long-haul pipeline to Corpus Christi, Texas, once completed, at a specified price. The Company received pricing differentials on the crude oil sales contract subject to minimum quantities of crude oil to be delivered, however, due to the May 8, 2020 termination of this agreement with ARM, these minimum quantity commitments no longer existed at June 30, 2020.  A table of the minimum quantities of crude oil under the canceled contract is below:

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

During the six months ended June 30, 2020, the oil prices we received ranged from a low of $6.08 per barrel to a high of $52.48 per barrel. The NGL prices we received in the period ranged from a low of $0.20 per gallon to a high of $0.46 per gallon. Natural gas prices during the period ranged from a low of $0.13 per MCF to a high of $0.98 per MCF.

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

Our remaining derivative contracts were with counterparties that were not our RBL Lenders are governed by master agreements which generally specify that a default under any of our indebtedness as well as any bankruptcy filing is an event of default which may result in early termination of the derivative contracts. As a result of our debt defaults and our bankruptcy petition, we are currently in default under these remaining derivative contracts. We anticipate that our remaining outstanding derivative contracts may be terminated in conjunction with our bankruptcy proceedings. We have received notices from the four remaining counterparties that they intend to terminate their master agreements with us. Furthermore, since we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we comply with the credit default or bankruptcy covenants under our derivative master agreements and thus may not be able to enter into new hedging transactions.

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

Interest Rate Risk

As of June 30, 2020, we had $88.4 million outstanding under our Revolving Credit Agreement with an applicable margin that varies from 2.75% to 3.25%. In addition, holders of our shares of Preferred Stock are entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears at an average annual rate of 9.07% of the Stated Value until maturity.

Currently, we do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $4.8 million at June 30, 2020, and through actual and accrued receivables from our joint interest partners of approximately $3.5 million at June 30, 2020. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2020, sales to two customers, ARM Energy Management, LLC and Lucid Energy Delaware, LLC, accounted for approximately, 93% and 4% of our revenue, respectively.

Currency Exchange Rate Risk

We do not have any foreign sales and we accept payment for our commodity sales only in U.S. dollars. We are, therefore, not exposed to foreign currency exchange rate risk on these sales.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation,  our Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2020, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various legal actions arising in the normal course of business. However, we do not believe there is any currently pending litigation that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition, other than the following.

In re Lilis Energy, Inc., et al., Case No. 20-33274 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. On the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors currently operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, in accordance with the applicable provisions of the Bankruptcy Code. Subject to certain exceptions, under the Bankruptcy Code, the filing of the bankruptcy petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against the Debtors as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.  On July 14, 2020, the United States Trustee appointed an official committee of unsecured creditors for the Chapter 11 Cases.

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

On May 26, 2020, the court held a hearing on SCM’s request for temporary injunctive relief.  By order dated May 28, 2020, the court denied SCM’s request for temporary injunctive relief, finding that SCM had failed to demonstrate the lack of an adequate remedy at law.  On June 9, 2020, SCM filed a motion to reconsider their application for a temporary injunction.  On June 10, 2020, the Company filed its response to SCM’s motion to reconsider, arguing that reconsideration is not warranted, and that SCM continues to fail to demonstrate that it lacks an adequate remedy at law.  The court set a hearing on SCM’s motion to reconsider for June 22, 2020, which was subsequently rescheduled for June 29, 2020; however, prior to such hearing, the Company removed the case to the bankruptcy court in connection with the filing of the Chapter 11 Cases. The Company has filed two motions for summary judgment, one seeking a declaration that the Gathering Agreement was properly terminated by Lilis and one seeking summary judgment that the Firm Sales Contract was properly terminated by Lilis.  A hearing to consider the two motions is scheduled for August 18, 2020.

Item 1A.  Risk Factors

You should carefully consider the risks described in Part I, Item 1A of our 2019 Annual Report on Form 10-K, as well as the other information discussed herein, including the risk factors below. Our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described. There have been no material changes from the risk factors disclosed in Part I, Item 1A, in our 2019 Annual Report on Form 10-K, other than as disclosed below.

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

Under the RSA, our significant shareholder and debtholder, Värde has the right to elect, in its sole discretion and on or prior to August 18, 2020, to provide a Replacement DIP Facility or the Värde Equity Investment or both. Among other things, Värde’s notification to the Administrative Agent or the Debtors of its intention not to provide the Replacement DIP Facility or the Värde Equity Investment will constitute a termination event for the RSA. If on or prior to August 18, 2020, (i) Värde has not funded the Replacement DIP Facility with sufficient cash such that the lenders’ claims under the Initial DIP Facility have not been repaid in full with proceeds from the Replacement DIP Facility and (ii) Värde has not made a commitment to make the Värde Equity Investment (which, if elected, will be funded on the effective date of the Plan), the RSA contemplates that the Debtors will pursue a sale of substantially all their assets pursuant to bidding procedures agreed to in the RSA, such sale to close on or before the 135th day following the Petition Date (i.e., November 8, 2020). There is no assurance that a sales process will raise funds sufficient to provide recoveries for holders of claims and interests in the Company and its subsidiaries at levels that would have been recovered if Värde funded the Replacement Credit Facility and provided an equity commitment contemplated in the RSA.

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

On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking entry of an interim and final order establishing certain notification procedures and trading restrictions on substantial stockholders. On June 29, 2020, the Bankruptcy Court entered an order granting the motion on an interim basis. Pursuant to the order, the notification procedures and trading restrictions would reduce the likelihood of an ownership change occurring prior to the effective date of the Plan. The final hearing on the motion has been scheduled for August 18, 2020.

Our common stock is quoted on the OTC Pink, and thus may have a limited market and lack of liquidity.

Our common stock is quoted on the OTC Pink, which may have an unfavorable impact on our stock price and liquidity. The OTC Pink Marketplace is a significantly more limited market than the NYSE American. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that there will be an active market for our shares of common stock, either now or in the future, or that stockholders will be able to liquidate their investment.  Additionally, trading in our securities is highly speculative and the market price of our common stock has been and may continue to be volatile. Any such volatility may affect the ability to sell our common stock at an advantageous price or at all.

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

4.1

Interim Order Establishing Notification Procedures and Approving Restrictions on Certain Transfers of Stock in Lilis Energy, Inc. [Docket No. 54] (incorporated herein by reference to Exhibit 4.1 to of the Company’s Quarterly Report on 10-Q filed on July 2, 2020).

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

10.12

Limited Forbearance Agreement to Second Amended and Restated Credit Agreement dated as of June 5, 2020, among Lilis Energy, Inc., the subsidiaries of Lilis Energy, Inc. party thereto, BMO Harris Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2020)

10.13

Restructuring Support Agreement dated as of June 28, 2020, by and among Lilis Energy, Inc., certain of its subsidiaries, the lenders party thereto, and certain funds affiliated with Värde Partners, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2020)

10.14

Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, dated as of June 30, 2020, by and among Lilis Energy, Inc., the guarantors party thereto, BMO Harris Bank N.A., as administrative agent, the lenders party thereto (incorporated herein by reference to Exhibit 10.14 to of the Company’s Quarterly Report on 10-Q filed on July 2, 2020).

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

LILIS ENERGY, INC.

Date: August 14, 2020	By:	/s/ Joseph C. Daches
Joseph C. Daches
Chief Executive Officer, President, and Chief Financial Officer (Principal Financial Officer)