Form 10-Q
period 2020-09-30
LILIS ENERGY, INC.
filed 2020-11-06
CIK 1437557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(817) 720-9585

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 6, 2020, 95,097,919 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	4
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	5
	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2020 and 2019	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	52

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Mine Safety Disclosures	58
Item 5.	Other information	58
Item 6.	Exhibits	60

SIGNATURES		62

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

All statements, other than statements of historical fact, that are included in this Quarterly Report, including such statements that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements regarding the voluntary cases (the “Chapter 11 Cases”) filed by the Company and certain of its subsidiaries under Chapter 11 of the United States Bankruptcy Code, the provision of debtor-in-possession financing facilities, the effects of the Chapter 11 Cases on our liquidity or results of operations or business prospects, the expected terms of one or more sales of substantially all of our assets followed by a joint liquidating Chapter 11 plan, our ability to confirm and consummate a joint liquidating Chapter 11 plan, our ability to continue operating in the ordinary course while the Chapter 11 Cases are pending, the treatment of our creditors and other stakeholders (including holders of our common stock) under a joint liquidating Chapter 11 plan, the potential impact of epidemics and pandemics, including the COVID-19 coronavirus (“COVID-19”), any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning future production, reserves or other resource development opportunities; any projected well performance or economics, or potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; commodity price risk management activities and the impact on our average realized price; and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations, plans, and intentions reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved, and our actual results could differ materially from those projected or assumed in any of our forward-looking statements.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which are beyond our control. Some of the factors, which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include but are not limited to, risks and uncertainties regarding the Company’s ability to complete a liquidation or reorganization process under Chapter 11 of the United States Bankruptcy Code, including consummation of one or more sales of substantially all of our assets followed by a joint liquidating Chapter 11 plan; potential adverse effects of the Chapter 11 Cases on the Company’s liquidity and results of operations; the Company’s ability to obtain timely approval by the bankruptcy court regarding the motions filed in the Chapter 11 Cases; objections to the Company’s liquidation or restructuring process, the debtor-in-possession financing facilities, or other pleadings filed that could protract the Chapter 11 Cases; employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties, including the Company’s ability to provide adequate compensation and benefits during the Chapter 11 Cases; the Company’s ability to comply with the restrictions imposed by the debtor-in-possession facilities and other financing arrangements; the Company’s ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities because of the Chapter 11 filing; the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, including holders of the Company’s common stock; the effects of the Chapter 11 Cases on the market price of the Company’s common stock and on the Company’s ability to access the capital markets; the bankruptcy court’s rulings in the Chapter 11 Cases, including the approval of the terms of one or more sales of substantially all of our assets followed by a joint liquidating Chapter 11 plan, and the outcome of the Chapter 11 Cases generally; the time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases; risks associated with third party motions in the Chapter 11 Cases, which may interfere with the Company’s ability to consummate one or more sales of substantially all of its assets or an alternative restructuring; increased administrative and legal costs related to the Chapter 11 process; potential delays in the Chapter 11 process due to the effects of the COVID-19 coronavirus; and other litigation and inherent risks involved in a bankruptcy process; the impacts of COVID-19 on our business, financial condition and results of operations; the significant fall in the price of oil since the beginning of 2020; other conditions and events that raise doubts about our ability to continue as a going concern, and the other Risk Factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2019, and updated in this Quarterly Report, in Part I, “Item 1A. Risk Factors.”  Should one or more of the risks or uncertainties described in the Annual Report, as updated in this Quarterly Report, occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those in any forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lilis Energy, Inc. and Subsidiaries

Debtor in-Possession

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$19,344	$3,753
Accounts receivables, net of allowance of $1,473 and $448, respectively	7,852	18,146
Derivative instruments	-	427
Prepaid expenses and other current assets	1,896	4,438
Total current assets	29,092	26,764
Property and equipment:
Oil and natural gas properties, full cost method of accounting, net	108,465	228,855
Other property and equipment, net	256	421
Total property and equipment, net	108,721	229,276
Right-of-use assets	586	1,722
Other assets	664	837
Total assets	$139,063	$258,599
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$-	$115,000
Debtor in-possession facility	30,000	-
Accounts payable	2,867	24,834
Accrued liabilities and other	10,774	13,972
Revenue payable	13,387	11,442
Derivative instruments	-	5,044
Total current liabilities	57,028	170,292
Asset retirement obligations	3,534	3,423
Derivative instruments	-	2,439
Long-term lease liabilities	325	1,323
Long-term deferred revenue and other liabilities	71,829	73,749
Total liabilities not subject to compromise	132,716	251,226
Liabilities subject to compromise	101,229	-
Total liabilities	233,945	251,226
Commitments and Contingencies (Note 19)
Mezzanine Equity:
Series C-1 9.75% Participating Preferred Stock, 100,000 shares issued and outstanding with a stated value of $1,293 and $1,203, per share, as of September 30, 2020 and December 31, 2019, respectively	86,382	80,446
Series C-2 9.75% Participating Preferred Stock, 25,000 shares issued and outstanding with a stated value of $1,212 and $1,128, per share, as of September 30, 2020 and December 31, 2019, respectively	20,249	18,857
Series D 8.25% Participating Preferred Stock, 39,254 shares issued and outstanding with a stated value of $1,177 and $1,107, per share, as of September 30, 2020 and December 31, 2019, respectively	30,893	29,082
Series E 8.25% Convertible Participating Preferred Stock, 60,000 shares issued and outstanding with a stated value of $1,137 and $1,069, per share, as of September 30, 2020 and December 31, 2019, respectively	68,959	66,285
Series F 9.00% Participating Preferred Stock, 55,000 shares issued and outstanding with a stated value of $1,150 and $1,076, per share, as of September 30, 2020 and December 31, 2019, respectively	53,554	50,861
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 150,000,000 shares authorized 95,097,919 and 91,584,460 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively, of which 253,598 shares are being held in treasury stock	10	9
Additional paid-in capital	329,178	342,382
Treasury stock, 253,598 shares at cost	(997)	(997)
Accumulated deficit	(683,110)	(579,552)
Total stockholders’ equity (deficit)	(354,919)	(238,158)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$139,063	$258,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Debtor in-Possession

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$8,250	$10,206	$25,917	$44,890
Natural gas sales	995	694	1,284	2,570
Natural gas liquid sales	742	697	1,138	3,408
Total revenues	9,987	11,597	28,339	50,868
Operating expenses:
Production costs	1,630	4,243	8,752	12,866
Gathering, processing and transportation	824	942	1,514	3,355
Production taxes	482	543	1,259	2,568
General and administrative	3,375	4,852	15,541	23,913
Depreciation, depletion, accretion and amortization	4,254	5,420	9,999	22,762
Impairment of oil and natural gas properties	62,206	16,580	94,900	16,580
Total operating expenses	72,771	32,580	131,965	82,044
Loss from operations	(62,784)	(20,983)	(103,626)	(31,176)
Other income (expense):
Loss on early extinguishment of debt	-	(1,299)	-	(1,299)
Gain (loss) from commodity derivatives, net	167	3,943	16,299	(3,733)
Change in fair value of financial instruments	-	-	3,238	(335)
Interest expense	(2,178)	(2,186)	(7,582)	(8,859)
Reorganization items, net	(9,526)	-	(11,883)	-
Other income (expense)	(82)	116	(4)	31
Total other income (expense)	(11,619)	574	68	(14,195)
Net loss before income taxes	(74,403)	(20,409)	(103,558)	(45,371)
Income tax expense	-	-	-	-
Net loss	(74,403)	(20,409)	(103,558)	(45,371)
Dividends on preferred stock	(7,504)	(7,185)	(22,010)	(18,385)
Net loss attributable to common stockholders	$(81,907)	$(27,594)	$(125,568)	$(63,756)

Net loss per common share-basic and diluted: (Note 16)
Basic	$(0.86)	$(0.30)	$(1.32)	$(0.74)
Diluted	$(0.86)	$(0.30)	$(1.32)	$(0.74)

Weighted average common shares outstanding:
Basic	95,097,919	91,349,994	94,907,590	86,734,449
Diluted	95,097,919	91,349,994	94,907,590	86,734,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Debtor in-Possession

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share data)

For the Three Months Ended September 30, 2020 and 2019:

	Common Shares		Additional Paid In	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, June 30, 2020	95,097,919	$10	$329,066	(253,598)	$(997)	$(608,707)	$(280,628)
Stock-based compensation	-	-	114	-	-	-	114
Common stock withheld for taxes on stock-based compensation	-	-	(2)	-	-	-	(2)
Net loss	-	-	-	-	-	(74,403)	(74,403)
Balance, September 30, 2020	95,097,919	$10	$329,178	(253,598)	$(997)	$(683,110)	$(354,919)

	Common Shares		Additional Paid In	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, June 30, 2019	91,451,836	$9	$356,210	(253,598)	$(997)	$(332,393)	$22,829
Stock-based compensation	422,789	-	332	-	-	-	332
Common stock withheld for taxes on stock-based compensation	(77,661)	-	(42)	-	-	-	(42)
Dividends on preferred stock	-	-	(7,185)	-	-	-	(7,185)
Net loss	-	-	-	-	-	(20,409)	(20,409)
Balance, September 30, 2019	91,796,964	$9	$349,315	(253,598)	$(997)	$(352,802)	$(4,475)

For the Nine Months Ended September 30, 2020 and 2019:

	Common Shares		Additional Paid In	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2019	91,584,460	$9	$342,382	(253,598)	$(997)	$(579,552)	$(238,158)
Stock-based compensation	3,645,559	1	1,341	-	-	-	1,342
Common stock withheld for taxes on stock-based compensation	(132,100)		(39)	-	-	-	(39)
Dividends on preferred stock	-	-	(14,506)	-	-	-	(14,506)
Net loss	-	-	-	-	-	(103,558)	(103,558)
Balance, September 30, 2020	95,097,919	$10	$329,178	(253,598)	$(997)	$(683,110)	$(354,919)

	Common Shares		Additional Paid In	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2018	71,182,016	$7	$321,753	(253,598)	$(997)	$(307,431)	$13,332
Stock-based compensation	3,260,275	-	6,333	-	-	-	6,333
Common stock withheld for taxes on stock-based compensation	(286,965)	-	(452)	-	-	-	(452)
Common stock issued for extinguishment of debt	17,641,638	2	32,988	-	-	-	32,990
Gain on extinguishment of debt	-	-	7,078	-	-	-	7,078
Dividends on preferred stock	-	-	(18,385)	-	-	-	(18,385)
Net loss	-	-	-	-	-	(45,371)	(45,371)
Balance, September 30, 2019	91,796,964	$9	$349,315	(253,598)	$(997)	$(352,802)	$(4,475)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lilis Energy, Inc. and Subsidiaries

Debtor in-Possession

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(103,558)	$(45,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,342	6,333
Bad debt expense (recovery)	1,026	(14)
Amortization of debt issuance cost and debt discount	858	2,295
Deferred income realized	(2,268)	-
Payable in-kind interest	-	1,590
Loss on early extinguishment of debts	-	1,299
(Gain) loss from commodity derivatives, net	(16,299)	3,733
Net cash settlement paid for commodity derivative contracts	14,364	(2,594)
Change in fair value of financial instruments	(3,238)	335
Impairment of oil and natural gas properties	94,900	16,580
Non-cash reorganization items, net	8,613	-
Depreciation, depletion, amortization and accretion of asset retirement obligation	9,999	22,762
Other	61	12
Changes in operating assets and liabilities:
Accounts receivable	7,649	(3,769)
Prepaid expenses and other assets	90	(670)
Accounts payable and accrued liabilities	58	(47,406)
Proceeds from contract incentive	-	2,500
Net cash provided by (used in) operating activities	13,597	(42,385)
Cash flows from investing activities:
Proceeds from the sale of unproved oil and natural gas properties	24,063	16,911
Capital expenditures	(11,218)	(55,628)
Net cash provided by (used in) investing activities	12,845	(38,717)
Cash flows from financing activities:
Proceeds from debtor in-possession facility	30,000	-
Proceeds from revolving credit agreement	-	48,000
Debt issuance costs	(736)	(874)
Repayment of revolving credit agreement	(40,076)	(18,000)
Proceeds from the Värde financing arrangement, net of transaction costs	-	38,230
Partial repayment of the Värde financing arrangement	-	(2,600)
Payment for tax withholding on stock-based compensation	(39)	(452)
Net cash provided by (used in) financing activities	(10,851)	64,304
Net increase (decrease) in cash, cash equivalents and restricted cash	15,591	(16,798)
Cash, cash equivalents and restricted cash at beginning of period	3,753	21,137
Cash, cash equivalents and restricted cash at end of period	$19,344	$4,339
Supplemental disclosure:
Cash paid for interest	$4,273	$4,829
Cash paid for reorganization items	$3,270	$-

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

On June 28, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with (i) the lenders  under our Revolving Credit Facility (other than Värde) (each as defined below) (the “Consenting RBL Lenders”) and (ii) certain investment funds and entities affiliated with Värde Partners, Inc. (collectively, “Värde”) which collectively own all of our outstanding preferred stock and a subordinated participation in that certain Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 10, 2018 (as amended, the “Revolving Credit Agreement” and the loan facility, the “Revolving Credit Facility”), by and among Lilis Energy, Inc., as borrower, the other Debtors, as guarantors, BMO Harris Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (“RBL Lenders”), which contemplated (a) a dual-track path in the Chapter 11 Cases whereby the Debtors would simultaneously pursue a plan of reorganization funded, in part, by a $55 million new money equity commitment (the “Värde Equity Investment”) from Värde in its sole discretion while also preparing for a potential process to sell substantially all of the Debtors’ assets in the event a definitive agreement and an executed commitment for the Värde Equity Investment could not be achieved by fifty (50) days after the commencement of the Chapter 11 Cases (the “Sales Process”), (b) a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) and related super-priority senior secured debtor-in-possession credit facility (the “DIP Facility”), (c) the terms of a replacement debtor-in-possession credit agreement and replacement DIP credit facility and (d) the form of an equity commitment letter contemplating the Värde Equity Commitment in Värde’s sole discretion.

On August 17, 2020, the Company announced that Värde had declined to pursue the Värde Equity Investment to sponsor a Chapter 11 plan of reorganization. Immediately thereafter, the Company and the other Debtors began solely pursuing the Sales Process. In connection with Värde’s election to not pursue the Värde Equity Investment, the Debtors, the Consenting RBL Lenders and Värde entered into that certain Mutual Termination of the RSA, dated August 21, 2020 (the “Mutual Termination”). Pursuant to the RSA and the Mutual Termination, certain provisions of the RSA survive the Mutual Termination, in particular, certain commitments and obligations related to the Sales Process that will remain in full force and effect notwithstanding the Mutual Termination.

On September 3, 2020 and October 13, 2020, respectively, the Debtors filed a joint liquidating Chapter 11 plan (as amended from time to time, the “Plan”) and a first amended Plan with the Bankruptcy Court. On October 14, 2020, the Bankruptcy Court approved the Debtors’ disclosure statement with respect to the Plan, which authorized the Debtors to commence votes to accept or reject the Plan. On October 16, 2020, the Debtors completed such solicitation. On October 16, 2020, the Debtors received an initial round of bids from third parties interested in acquiring substantially all of the Debtors’ assets in connection with the Sales Process.  An auction in connection with the Sales Process was held on November 5, 2020, and a hearing before the Bankruptcy Court is scheduled for November 9, 2020, to consider approval of the winning bid(s) from the auction.

On October 12, 2020, the Debtors, the DIP Facility Lenders, the Non-Affiliated RBL Lenders, the Värde Parties, and the Committee (collectively, the “Settlement Parties”) reached an agreement on a global settlement (the “Global Settlement”), which resolves various actual and potential disputes between the Settlement Parties.  On October 12, 2020, the Debtors filed the Emergency Motion of Debtors for Entry of an Order (I) Approving the Terms of, and Authorizing the Debtors to Enter Into and Perform Under, the Settlement Agreement and (II) Granting Related Relief [Docket No. 462] (the “Settlement Motion”) seeking approval of certain aspects of the Global Settlement.  On October 22, 2020, the Bankruptcy Court entered an order approving the Settlement Motion.  Certain other aspects of the Global Settlement are being implemented through the Plan.

There can be no assurance that the Debtors will confirm the Plan with the Bankruptcy Court and consummate a sale of substantially all of their assets pursuant to the Sales Process or complete an alternative Chapter 11 plan. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute a business plan are subject to risks and uncertainties associated with bankruptcy.

DIP Facility.

Upon the interim approval of the Bankruptcy Court, the Debtors, as borrower and guarantors, the Consenting RBL Lenders (in that capacity, “DIP Lenders”) and the Administrative Agent entered into the DIP Credit Agreement, under which the DIP Lenders provide the DIP Facility providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million was available upon entry of the interim order, with the remainder available upon entry of the final order, plus (ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans were incurred upon entry of an interim order, and the remaining $13.5 million incurred upon entry of the final order. On June 29, 2020, the Bankruptcy Court entered an order (the “Interim DIP Order”) granting interim approval of the DIP Facility, thereby permitting the Company to incur up to $5.0 million new money loans on an interim basis. The DIP Credit Agreement was entered into on June 30, 2020.  On August 21, 2020, the Bankruptcy Court entered an order granting final approval of the DIP Facility, thereby permitting the Company to borrow an additional $10.0 million.  Also on August 21, 2020, the Company used $13.5 million in roll-up term loans under the DIP Facility to refinance $13.5 million of the outstanding loan under the Revolving Credit Facility.  As of September 30, 2020, there was $30.0 million outstanding balance under the DIP Credit Agreement.

In connection with the Debtors’ transition to the Sales Process, the Debtors, the Administrative Agent and the DIP Facility Lenders executed several amendments between August 17, 2020 and October 30, 2020 to the DIP Credit Agreement to extend certain milestones in the DIP Facility as the Debtors pivoted to the Sales Process. The proceeds of the DIP Facility are being used to pay fees, expenses and other expenditures of the Debtors set forth in rolling budgets prepared as part of the Chapter 11 Cases, which are subject to approval by the DIP Lenders.

Acceleration of Our Existing Debt and Automatic Stay Due to Chapter 11 Filing

As of September 30, 2020, we had $74.9 million of indebtedness outstanding under our Revolving Credit Agreement including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other RBL Lenders under the Revolving Credit Agreement.

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

Our remaining derivative contracts were with counterparties that were not our RBL Lenders and were governed by master agreements which generally specify that a default under any of our indebtedness as well as any bankruptcy filing is an event of default which may result in early termination of the derivative contracts. As a result of our debt defaults and our bankruptcy petition, we were in default under these remaining derivative contracts. In July 2020, the remaining derivative contracts were terminated in conjunction with our bankruptcy proceedings. Furthermore, since we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we comply with the credit default or bankruptcy covenants under our derivative master agreements and thus may not be able to enter into new hedging transactions.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Revolving Credit Agreement, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt. The Company has classified its outstanding balance under the Revolving Credit Facility as liabilities subject to compromise on its condensed consolidated balance sheet as of September 30, 2020.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the DIP Facility which we borrowed June 30, 2020. The final order by the Bankruptcy Court approving the DIP Facility and the DIP Credit Agreement allowed us to borrow the additional $10.0 million new money loans under the DIP Facility.  There is no remaining available borrowing capacity under the DIP Facility as of September 30, 2020.  In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases.

The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Debtors will confirm the Plan with the Bankruptcy Court and consummate a sale of substantially all of their assets pursuant to the Sales Process or complete an alternative Chapter 11 plan.

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

In addition, in March 2020, members of OPEC failed to agree on production levels which has caused increased supply and led to a substantial decrease in oil prices and an increasingly volatile market.  The oil price war ended with a deal to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. If depressed pricing continues it will lead to i) reductions in availability under any reserve-based lending arrangements we may enter into or limitations in the ability to enter into reserve-based lending arrangements, ii) additional reductions in reserves, and iii) additional impairment of proved and unproved oil and gas properties.  We also expect disclosures of supplemental oil and gas information to be impacted by price declines.

The substantial decrease, and continued suppression, in oil prices has resulted in a full-cost ceiling impairment of $62.2 million and $94.9 million, respectively, during the three and nine months ended September 30, 2020.

In response to recent commodity prices and our efforts to strengthen our capital through reducing operating costs, during April 2020 the Company elected to shut-in 12 wells which were identified as uneconomic as a result of the continued decline in commodity prices in 2020 and 19 additional wells were identified for short term shut-in through May and June 2020.  In late May, 2020, 16 of the shut-in wells were back on production.  Another 12 shut-in wells were back on production in early June 2020.  In June 2020, the Company also laid off a significant number of employees to further reduce general and administrative costs.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Bankruptcy Accounting

As discussed in Note 2, on June 28, 2020, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division commencing cases for relief under Chapter 11 of the Bankruptcy Code. During the Chapter 11 proceedings, the Debtors operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy process have been classified as “liabilities subject to compromise” on our balance sheet at September 30, 2020. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less. The accompanying financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders’ deficit accounts of any changes that may be made to our capitalization; or (iv) the effect on operations of any changes that may be made to our business. While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected on its consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a Chapter 11 plan could materially change the amounts and classifications on our historical financial statements.

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

Reclassification

Certain amounts on the condensed consolidated statements of changes in stockholders' equity (deficit) have been conformed to the September 30, 2020 presentation.

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

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is evaluating the impact of ASU 2020-06 on our consolidated financial statements.

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

Accrued Liabilities and Other

At September 30, 2020 and December 31, 2019, the Company’s accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	($ in thousands)
Accrued drilling, completion and facilities costs (1)	$448	$5,021
Drilling advances	1,228	1,328
Accrued production expenses (1)	718	3,326
Other accrued liabilities (1)	8,209	3,885
Short-term operating lease liabilities	171	412
	$10,774	$13,972
(1)	Prepetition accrued liabilities are classified as liabilities subject to compromise on our condensed consolidated balance sheets (see below).

Liabilities Subject to Compromise

Liabilities subject to compromise at September 30, 2020 represented the Debtors’ prepetition liabilities that have been allowed or that the Debtors anticipate will be allowed as claims in its Chapter 11 cases. The amounts represent the estimated obligations to be resolved in connection with the Chapter 11 proceedings. The differences between the estimate and the claims filed will be evaluated and resolved in connection with the claims resolution process during the Chapter 11 proceedings.

The components of liabilities subject to compromise are as follows as of September 30, 2020 (in thousands):

September 30, 2020
($ in thousands)
Revolving Credit Facility	$74,924
Accounts payable	21,465
Accrued liabilities and other	2,948
Derivative instruments	1,892
$101,229

Restructuring Charges

ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our statements of operations.  The components of restructuring charges are as follows for the nine months ended September 30, 2020 (in thousands):

Nine Months Ended
September 30, 2020
($ in thousands)
Write off of unamortized deferred financing fees	$1,970
Legal and other professional advisory fees	8,966
Terminated contracts	676
DIP financing fees	271
$11,883

NOTE 4 - OIL AND NATURAL GAS PROPERTIES

The following table sets forth a summary of oil and natural gas property costs (net of divestitures) at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Oil and natural gas properties:
Proved	$512,972	$478,569
Unproved	59,401	109,590
Total oil and natural gas properties	572,373	588,159
Accumulated depletion, depreciation, amortization and impairment	(463,908)	(359,304)
Oil and natural gas properties, net	$108,465	$228,855

On February 28, 2020, the Company closed on the sale of approximately 1,185 undeveloped net acres in Lea County, New Mexico, for net cash proceeds of approximately $24.1 million, subject to customary purchase price adjustments.

During the nine months ended September 30, 2020 and 2019, $27.9 million and $15.3 million, respectively, of unproved property costs were transferred to proved properties due to the uncertainty that the Company will have access to necessary funding to either extend the leases expiring through the first half of 2021 or begin drilling before their expiration dates. The reclassification for the 2019 period was the result of defective titles and lease expirations. During the nine months ended September 30, 2020, leases holding 1,285 net acres in Reeves County and 1,095 net acres in Winkler County expired which were previously impaired.

Depreciation, depletion and amortization expense related to proved properties was approximately $4.2 million and $5.4 million, respectively for the three months ended September 30, 2020 and 2019.  For the nine months ended September 30, 2020 and 2019, depreciation, depletion, amortization expense related to proved properties were $9.7 million and $22.8 million, respectively.

Full-cost ceiling impairments totaling $62.2 million and $94.9 million were recorded for three and nine months ended September 30, 2020.   For the three and nine months ended September 30, 2019, full-cost ceiling impairments totaling $16.6 million were recorded.  The impairment charges recognized in the periods reported were the result of a decrease in crude oil and natural gas prices used in preparation of the proved reserves estimate, as well as changes to capital budget in the three months ended September 30, 2020.

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

Divestitures During 2019

On July 31, 2019, the Company entered into two agreements with Winkler Lea Royalty, L.P. (“WLR”) and Winkler Lea WI, L.P. (“WLWI”) for the sale of an overriding royalty interest and a non-operated working interest in undeveloped assets, respectively (collectively, the “Winkler Lea Assets”), for combined cash proceeds of $39.0 million, including WLWI's drilling advance (the “Asset Sales”). WLR and WLWI are affiliates of Värde Partners, Inc., a related party (see Note 13 - Related Party Transactions).

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

The Company entered into a Purchase and Sale Agreement with WLWI (the “WI Agreement” and, together with the ORRI Agreement, the “Winkler Lea Agreements”), pursuant to which the Company sold an undivided 49% of its right, title and interest in certain undeveloped assets located in Winkler and Loving Counties, Texas, consisting of approximately 749 net acres. The WI Agreement provides that the Company must drill, complete and equip five commitment wells after closing. Contemporaneously with the purchase, WLWI paid a drilling advance which funded its proportionate share of the development costs to drill, complete and equip such commitment wells.  Any drilling cost overruns or costs incurred below estimated costs are the responsibility of the Company. The WI Agreement provides the Company with a right to repurchase all, but not less than all, of the interest for a period of three years and an obligation, at WLWI's election only upon a change of control, to repurchase all, but not less than all, of the interest, and also includes certain limitations on WLWI's right to transfer the interest during such three year period without the consent of the Company. The repurchase price is 1.5 times the consideration paid by WLWI plus additional capital expenditures of WLWI. The repurchase period expires after three years.

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

The following table summarizes the changes in the Company’s ARO for the nine months ended September 30, 2020 and for the year ended December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
ARO, beginning of period	$3,423	$2,444
Additional liabilities incurred	-	186
Accretion expense	191	433
Liabilities settled	-	(78)
Revision in estimates	10	438
ARO, end of period	$3,624	$3,423
Less: current portion of ARO	(90)	-
ARO, end of period	$3,534	$3,423

NOTE 7 – REVENUE

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

Pursuant to the long-term contract, pricing was based on posted indexes for crude oil of similar quality, with a differential based on pipeline delivery to Houston, as opposed to the previous contract differential based on truck delivery to Midland-Cushing, along with a differential basis reduction of $9.25 per barrel that was effective from March 1, 2019 through September 30, 2019, which decreased to $6.50 per barrel for the period of July 1, 2019 through May 8, 2020. The posted index prices and differentials change monthly based on the average of daily index price points for each sales month. The purchaser’s affiliate shipper also charged a tariff fee of $0.75 as a deduction from the received price (see Note 19 – Commitments and Contingencies).  On May 8, 2020 the Company terminated the firm sales contract in accordance with the Company’s rights in the agreement.

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

Imbalances

Natural gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If the Company receives less than its entitled share, the under production is recorded as a receivable. The Company did not have any significant natural gas imbalance positions as of September 30, 2020 and 2019.

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

The following table disaggregates the Company’s revenue by contract type (in thousands) for the three and nine months ended September 30, 2020:

Three Months Ended September 30, 2020	Short-term contracts	Long-term contracts	Total
Crude oil	$8,250	$—	$8,250
Natural gas	$120	$875	$995
NGLs	$89	$653	$742

Nine months ended September 30, 2020	Short-term contracts	Long-term contracts	Total
Crude oil	$8,313	$17,604	$25,917
Natural gas	$183	$1,101	$1,284
NGLs	$162	$976	$1,138

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $5.3 million and $9.1 million at September 30, 2020 and December 31 2019, respectively, and through actual and accrued receivables from our joint interest partners of approximately $3.0 million and $9.5 million at September 30, 2020 and December 31, 2019, respectively. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Major Customers

During the three and nine months ended September 30, 2020 and 2019, the Company’s major customers as a percentage of total revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ARM Energy Management, LLC	-%	89%	63%	74%
Midcon Gathering	87%	-%	30%	-%
Lucid Energy Delaware, LLC	12%	11%	6%	10%
Texican Crude & Hydrocarbon, LLC	-%	-%	-%	16%
Other below 10%	1%	-%	1%	-%
	100%	100%	100%	100%

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

Derivative assets and liabilities include unsettled amounts related to commodity derivative positions, including swaps and collars, as of December 31, 2019. The Company had no outstanding commodity positions as of September 30, 2020.  The fair value of the Company’s derivatives is based on third-party pricing models which utilize inputs that are either readily in the public market or which can be corroborated from active markets of broker quotes. Swaps and collars generally have observable inputs and these instruments are measured using Level 2 inputs.

In addition, derivative liabilities as of December 31, 2019 include an embedded derivative associated with the ARM sales agreement (see Note 19 - Commitments and Contingencies). As a result of the cancelation of the ARM sales agreement on May 8, 2020, the Company recognized a gain in change of fair value of financial instruments of $20.6 million in the second quarter. This embedded derivative had fewer observable inputs from objective sources and are therefore measured using Level 3 inputs.  The fair value of the net settlement provisions under the agreement was determined based on certain assumptions including (1) forward pricing for crude oil basis differentials, (ii) future LIBOR rates and (iii) the Company’s implied credit rating.

The following table sets forth a reconciliation of changes in the fair value of the Company’s financial assets and liabilities classified as Level 3 in the fair value hierarchy, except for the commodity derivatives classified as Level 2, as disclosed in Note 9, as of December 31, 2019:

Firm Takeaway and Pricing Agreement Net Settlement Provisions
(in thousands)
Balance at January 1, 2020	$(3,238)
Change in fair value of derivative liabilities	3,238
Balance at September 30, 2020	$-

	Firm Takeaway and Pricing Agreement Net Settlement Provisions	Second Lien Term Loan Conversion Features	Total
	(in thousands)
Balance at January 1, 2019	$—	$(1,965)	$(1,965)
Fair value of the converted portion of the embedded derivatives associated with the Second Lien Term Loan	—	2,300	2,300
Change in fair value of embedded derivative liabilities	(3,238)	(335)	(3,573)
Balance at December 31, 2019	$(3,238)	$—	$(3,238)

NOTE 9 - DERIVATIVES

The Company’s derivative instruments as of December 31, 2019, include the following:

December 31, 2019
(in thousands)
Derivative assets (liabilities):
Derivative assets - current	$427
Derivative assets - non-current (1)	187
Derivative liabilities - current (3)	(5,044)
Derivative liabilities - non-current (2) (3)	(2,439)
Liabilities subject to compromise	-
Total derivative liabilities, net (4)	$(6,869)

(1)	The non-current derivative assets are included in other assets in the consolidated balance sheets.
(2)	The non-current derivative liabilities are included in long-term derivative instruments in the consolidated balance sheets.
(3)

The ARM sales agreement includes an embedded derivative. As of December 31, 2019, the embedded derivative is included as current liabilities and non-current liabilities of $0.8 million and $2.4 million, respectively.  There is no balance as of September 30, 2020 as a result of the termination of the ARM sales agreement on May 8, 2020.

(4) The Company had no outstanding commodity positions as of September 30, 2020.

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

As of December 31, 2019, the derivative liability associated with the ARM sales agreement was approximately $3.2 million with $0.8 million recorded in current derivative instruments and $2.4 million recorded in long-term derivative instruments on the Company’s consolidated balance sheets.  On May 8, 2020, the Company terminated this agreement with ARM which resulted in a change in fair value of the embedded derivative of $20.6 million during the second quarter.  The change in fair value of embedded derivative liabilities for the nine months ended September 30, 2020 was $3.2 million.  See Note 19 - Commitments and Contingencies for additional information.

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

The table below summarizes the Company’s net gain (loss) on commodity derivatives for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Unrealized gain (loss) on unsettled derivatives	$-	$4,383	$-	$(112)
Net settlements received (paid) on derivative contracts	2,059	(233)	18,191	(3,414)
Net settlements receivable (payable) on derivative contracts	(1,892)	(207)	(1,892)	(207)
Net gain (loss) on commodity derivatives	$167	$3,943	$16,299	$(3,733)

The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2019:

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

The Company did not have any outstanding derivative instruments as of September 30, 2020.

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

The Company determines if an arrangement is or contains a lease at inception of the contract and records the resulting operating lease asset on the consolidated balance sheets as an asset, with offsetting liabilities recorded as a liability. The Company recognizes a lease in the consolidated financial statements when the arrangement either explicitly or implicitly involves property or equipment, the contract terms are dependent on the use of the property or equipment, and the Company has the ability or right to operate the property or equipment or to direct others to operate the property or equipment and receives greater than 10% of the economic benefits of the assets. As of September 30, 2020, the Company does not have any financing leases.

During the third quarter of 2020, motions the Debtors filed to reject unexpired office leases were approved by the Bankruptcy Court resulting in reduction of the lease liability of $1.5 million.

The Company’s ROU assets and operating lease liabilities were included in the consolidated balance sheets as follows (in thousands):

	September 30, 2020	December 31, 2019
Right of use assets:
Right of use assets - current	$-	$-
Right of use assets - long-term	$586	$1,722
Total right of use assets	$586	$1,722
Lease liabilities:
Lease liabilities - current	$171	$412
Lease liabilities - long-term	$325	$1,323
Total lease liabilities	$496	$1,735
(1)	Right of use assets - long-term are included in other assets on the consolidated balance sheets.
(2)	Lease liabilities - current are included in accrued liabilities and other on the consolidated balance sheets.
(3)	Lease liabilities - long-term are included in long-term lease liabilities on the consolidated balance sheets.

During the first quarter of 2020, the Company entered into six new equipment leases resulting in lease liabilities and ROU assets of $0.5 million.

During the third quarter of 2020, the Company entered into a new office lease resulting in lease liability of $0.5 million and ROU asset of $0.6 million.

Lease costs represent the straight line lease expense of ROU assets, short-term leases, and variable lease costs. The components of lease cost were classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed lease costs	$76	$1,249	$519	$4,085
Short-term lease costs	47	120	382	329
Variable lease costs	12	508	180	626
Sublease income	(4)	-	(49)	-
Total lease costs	$131	$1,877	$1,032	$5,040

Lease Cost included in the Consolidated Financial Statements
Production costs	$622
General and administrative	459
Total lease costs expensed	1,081
Sublease income	(49)
Total lease costs	$1,032

During the nine months ended September 30, 2020, the following cash activities were associated with the Company’s leases as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$906
Investing cash flows from operating leases	$—

As of September 30, 2020, the weighted average lease term and discount rate related to the Company’s remaining leases were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years)	2.83
Weighted-average discount rate	6.69%

As of September 30, 2020, minimum future payments, including imputed interest, for long-term operating leases under the scope of ASC Topic 842, “Leases”, were as follows (in thousands):

Year	Amount
2020	$50
2021	187
2022	193
2023	124
2024	-
Total	554
Less: the effects of discounting	(58)
Present value of lease liabilities	$496

NOTE 11 - INDEBTEDNESS

	September 30, 2020	December 31, 2019
	(In thousands)
Revolving Credit Agreement, due October 2023 (1)	$74,924	$115,000
Debtor in-possession credit facility	30,000	-
Total indebtedness	104,924	115,000
Less: current portion	(30,000)	(115,000)
Less: debt classified as liabilities subject to compromise	(74,924)	-
Total long-term debt, net of current portion	$-	$-
(1)	The balance outstanding under the Revolving Credit Agreement is classified as liabilities subject to compromise. See Note 3 – Summary of Significant Accounting Policies and Estimates.

Debtor-in-Possession Credit Agreement

On June 30, 2020, Lilis Energy, Inc., as borrower, and the other Debtors as guarantors, entered into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, or the DIP Credit Agreement among the Debtors, the Non-Affiliate RBL Lenders, and the Administrative Agent. Under the DIP Facility, the DIP Lenders agreed to provide a super-priority senior secured debtor-in-possession credit facility providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million became available upon entry of the Interim DIP Order, and the remainder of which became available on a final basis upon the Bankruptcy Court’s entry into a final order, plus (ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020,  of which $1.5 million of roll-up term loans were incurred upon entry of the Interim DIP Order, the remaining $13.5 million of which was incurred upon the Bankruptcy Court’s entry of a final order. On June 29, 2020, the Bankruptcy Court entered the Interim DIP Order granting interim approval of the DIP Facility, thereby permitting the Debtors to incur up to $5.0 million new money loans on an interim basis. On August 21, 2020, the Bankruptcy Court entered an order granting final approval of the DIP Facility, thereby permitting the Company to borrow an additional $10.0 million.  Also on August 21, 2020, the Company used $13.5 million in roll-up term loans under the DIP Facility to refinance $13.5 million of the outstanding loan under the Revolving Credit Facility.  As of September 30, 2020, there was $30.0 million outstanding under the DIP Credit Agreement.

In connection with the Debtors’ transition to a sole pursuit of the Sales Process, the Debtors, the Administrative Agent and the DIP Facility Lenders amended the DIP Credit Agreement to extend certain milestones in the DIP Facility as the Debtors pivoted to the Sales Process on August 17, 2020, August 21, 2020, August 28, 2020, September 8, 2020, September 29, 2020 and October 7, 2020. The proceeds of the DIP Facility are being used to pay fees, expenses and other expenditures of the Company to be set forth in rolling budgets prepared as part of the Chapter 11 Cases, which are subject to approval by the DIP Lenders.

Borrowings under the DIP Facility bear interest at a floating rate of either LIBOR or a specified base rate plus a margin of (i) if a new money loan, 6.5% for LIBOR borrowings or 5.5% for specified base rate borrowings or (ii) if a roll-up loan, 5.5% for LIBOR borrowings or 4.5% for specified base rate borrowings. The weighted average interest rate on the DIP Facility at September 30, 2020 was 7.3%.  Borrowings under the DIP Facility mature on the earliest of (i) November 30, 2020, (ii) the effective date of an approved Chapter 11 plan and (iii) the date on which the Debtors consummate a sale of all or substantially all of their assets pursuant to Section 363 of Chapter 11 of the Bankruptcy Code or otherwise, including pursuant to the Sales Process.

The DIP Credit Agreement contains events of default customary for debtor-in-possession financings, including events related to the Chapter 11 proceedings, the occurrence of which could cause the acceleration of the Debtors’ obligation to repay borrowings outstanding under the DIP Facility. The Debtors’ obligations under the DIP Credit Agreement are secured by a security interest in, and liens on, substantially all present and after-acquired property (whether tangible, intangible, real, personal or mixed) of the Debtors, including a super-priority priming lien on the property of the Debtors that secure their obligations under the Revolving Credit Facility.

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

On the Petition Date, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court commencing cases for relief under Chapter 11 of the Bankruptcy Code. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Chapter 11 Cases and the Plan and the impact of the Chapter 11 Cases on the outstanding debt under our Revolving Credit Agreement.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Revolving Credit Agreement, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt. The Company has classified its outstanding balance under the Revolving Credit Agreement as liabilities subject to compromise on its condensed consolidated balance sheet as of September 30, 2020.

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

Borrowings under the Revolving Credit Agreement bear interest at a floating rate of either LIBOR or a specified base rate plus a margin of (i) if a new money loan, 6.5% for LIBOR borrowings or 5.5% for specified base rate borrowings or (ii) if a roll-up loan, 5.5% for LIBOR borrowings or 4.5% for specified base rate borrowings. The Company is required to pay a commitment fee of 0.5% per annum on any unused portion of the borrowing base. The Company’s obligations under the Revolving Credit Agreement are secured by first priority liens on substantially all of the Company’s and the Guarantors’ assets and are unconditionally guaranteed by each of the Guarantors.

As of September 30, 2020, outstanding borrowings under the Revolving Credit Agreement were $74.9 million. The Revolving Credit Agreement also provides for issuance of letters of credit in an aggregate amount of up to $5.0 million.  As of December 31, 2019, indebtedness outstanding under our Revolving Credit Agreement, was classified as current liability due to uncertainty of the Company’s ability to meet debt covenants over the next twelve months and the lender's ability to call the debt in the event of a default. As a result of the filing of the Chapter 11 Cases, all indebtedness under the Revolving Credit Agreement was automatically accelerated and became due and payable and is included in liabilities subject to compromise in our condensed consolidated balance sheet as of September 30, 2020.

The Company capitalizes certain direct costs associated with the debt issuance under the Revolving Credit Agreement and amortizes such costs over the term of the debt instrument. For the three months ended September 30, 2020 and 2019, the Company amortized debt issuance costs associated with the Revolving Credit Agreement of $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company amortized debt issuance costs associated with the Revolving Credit Agreement of $0.8 million and $0.3 million, respectively. As a result of the classification of the Revolving Credit Agreement as a liability subject to compromise as of September 30, 2020, the unamortized debt issuance costs of $2.0 million were written off to reorganization items, net on the condensed consolidated statements of Operations.  As of December 31, 2019, the Company had $2.6 million of unamortized deferred financing costs in other current assets.

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

Subsequent to this transaction, the Company’s indebtedness consists solely of borrowings under the Revolving Credit Agreement and the DIP credit facility.

In March 2019, as a result of the satisfaction in full of the Second Lien Term Loan pursuant to the 2019 Transaction Agreement, the Company recorded a gain on extinguishment of debt of $7.1 million, which was recorded as an increase in additional paid in capital due to the Värde Parties, being existing shareholders of the Company.

Interest Expense

The components of interest expense are as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest on debt	$1,519	$1,681	$4,273	$4,829
Net revenue payments on financing arrangement	659	146	2,451	146
Paid-in-kind interest on term loans	—	—	—	1,590
Amortization of debt financing costs	0	359	858	637
Amortization of discount on term loans	—	—	—	1,657
Total	$2,178	$2,186	$7,582	$8,859

NOTE 12 - LONG-TERM DEFERRED REVENUE LIABILITIES AND OTHER LONG-TERM LIABILITIES

	September 30, 2020	December 31, 2019
	(in thousands)
Long-term deferred revenue liabilities	$35,000	$36,920
Long-term deferred proceeds, WLR agreement	13,061	13,061
Long-term deferred proceeds, WLWI agreement	23,768	23,768
Total long-term deferred revenue liabilities and other long-term liabilities	$71,829	$73,749

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

On March 11, 2019, the Company, SCM Water, and ARM Energy Management, LLC (“ARM”), a related company to SCM Water, agreed to amend the terms of the previously negotiated water gathering and disposal agreement and entered into a new crude oil sales contract (See Note 7 - Revenue and Note 19 - Commitments and Contingencies).  Under the terms of such agreements, the Company agreed to an increase in salt water disposal rates in exchange for more favorable pricing differentials on the crude oil sales contract, modification on the minimum quantities of crude oil required under the crude oil sales contract, an upfront payment of $2.5 million and the elimination of the potential bonus for hitting a target of 40,000 barrels of produced water per day.  The Company determined that the upfront $2.5 million payment was primarily attributable to the crude oil sales contract, and the Company recorded the $2.5 million payment as deferred revenues.  For the nine months ended September 30, 2020, the Company has recognized, in income ratably as the crude oil was sold, $0.1 million.  On May 8, 2020 the Company terminated the firm sales contract in accordance with the Company’s rights in the agreement. The remaining deferred balance of $2.2 million was recognized upon cancelation of the crude oil sales contract on May 8, 2020, in oil revenues on our condensed consolidated statements of operations.

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

Asset Disposition Accounted for as a Financing Arrangement

As a result of certain repurchase rights contained in the Winkler Lea Agreements, the agreements do not meet the criteria for a sale and were accounted for as a financing arrangement under ASC 470 - Debt.  The net proceeds of the transactions under the Winkler Lea Agreements of $39.0 million were included in long-term deferred revenue and other long-term liabilities on the Company’s consolidated balance sheets as of September 30, 2020 and December 2019.  As a result of the transactions, the net revenue payments of $0.7 million and $2.5 million for the three and nine months ended September 30, 2020, respectively, are included in interest expense on the Company’s consolidated statements of operations.  Under the WI Agreement, the Company did not meet the schedule to bring the 4th and 5th wells to production, which was due to occur at the end of June. WLWI may be entitled to liquidated damages under the agreement, subject to any rights and defenses the Company may have.

The Debtors filed a motion (the “Motion to Clarify”) seeking an order clarifying the Debtors could sell, and buyers might purchase, the Winkler Lea Assets free and clear of certain purported covenants running with the land and other interests that arise under the Winkler Lea Agreements. Relatedly, the Debtors sought a finding that the change of control provisions and tag-along rights under the Winkler Lea Agreements in favor of Värde were not enforceable pursuant to section 365 of the Bankruptcy Code in connection with a sale of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code in the event any buyer wished to assume such agreements. The Debtors have argued that they can sell their assets free and clear of certain covenants and interests arising under the Winkler Lea Agreements pursuant to section 363(f) of the Bankruptcy Code. The relevant Värde parties have disputed the Debtors’ motion and contend that certain covenants under the Winkler Lea Agreements run with the land and cannot be extinguished through a sale under section 363(f) of the Bankruptcy Code and under applicable state and federal law. On October 12, 2020, as part of the Global Settlement, the Debtors and the Värde Parties reached a settlement regarding the Motion to Clarify.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of September 30, 2020 and December 31, 2019, the Company was engaged in the following transactions with certain related parties:

		As of September 30,	As of December 31
Related Party	Transactions	2020	2019
		($ in thousands)
Directors and Officers:
Värde Partners, Inc. (1)	Payable due for revenue associated with VPD's net proportionate share of production revenue	$-	$(157)
	Payable balance outstanding for production revenue payable, net of operating costs, associated with VPD's proportionate share of producing wells	(232)	-
	Payable to WLWI for net proportionate share of production revenue	(623)	(526)
	Payable to WLR for net proportionate share of production revenue	(203)	(161)
	Asset disposition to WLWI accounted for as a financing arrangement	(23,768)	(23,768)
	Asset disposition to WLR accounted for as a financing arrangement	(13,060)	(13,060)
		$(37,886)	$(37,672)

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

On July 31, 2019, the Company entered into two agreements with affiliates of Varde for the sale of an overriding royalty interest, to WLR, and a non- operated working interest in newly developed assets, to WLWI.  For the three and nine months ended September 30, 2020, WLR’s proportionate share of revenue was $0.2 million and $0.4 million, respectively and $0.1 million for the three and nine months ended September 30, 2019. WLWI's net revenue (revenue less production costs) for the three and nine months ended September 30, 2020 were $0.5 million and $2.1 million, respectively.  Both are included in interest expense on the Company’s condensed consolidated statements of operations.

NOTE 14 - PREFERRED STOCK

As of September 30, 2020, the Company accounted for the Series C, D, E and F Preferred Stock at its initial fair value at closing of the 2019 Transaction Agreement on March 5, 2019, plus cumulative paid-in-kind dividends accrued subsequent to the closing of the transactions contemplated by the 2019 Transaction Agreement, under mezzanine equity in the consolidated balance sheet.  The components of each series of preferred stock are summarized in the table below:

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total
	(In thousands, except shares)
Balance, January 1, 2020	125,000	$99,303	39,254	$29,082	60,000	$66,285	55,000	$50,861	$245,531
Paid-in-kind dividends	—	7,328	—	1,811	—	2,674	—	2,693	14,506
Balance, September 30, 2020	125,000	$106,631	39,254	$30,893	60,000	$68,959	55,000	$53,554	$260,037

See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Plan and the impact of the Chapter 11 Cases on the preferred stock of the Company.

The Company did not accrue dividends on preferred shares for the three months ended September 30, 2020 as the Company estimates that a claim for future dividends during the bankruptcy proceedings would be unlikely.

On June 29, 2020, the Bankruptcy Court entered an interim order, and on August 14, 2020, the court entered a final order, establishing certain procedures and restrictions with respect to the direct or indirect purchase, disposition or other transfer of the Company’s preferred stock and common stock by holders of its preferred stock and certain substantial holders of its common stock.  The final order requires notices of the holdings of, and proposed transactions by, any person or entity that is or, because of the transaction, would become, a substantial holder of the Company’s common stock or preferred stock, and restricts certain trading in such common stock or preferred stock.  Any prohibited transfer of the Company’s common stock or preferred stock would be null and void and will cause reversal of the noncompliant transaction and such other (or additional) measures as the Bankruptcy Court may deem appropriate.

NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of Common Stock

On January 31, 2020, the Company issued 4,431,817 shares of the Company’s common stock, with a fair value of $1.0 million at the time of issuance, to the board of directors for payment of annual board of directors fees.

Under the Plan, each outstanding share of the Company’s common stock will be canceled for no consideration. The Company believes it is unlikely that the holders of shares of its common stock will receive any consideration for their shares under any plan approved by the Bankruptcy Court. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Chapter 11 Cases.

On June 29, 2020, the Bankruptcy Court entered an interim order, and on August 14, 2020, the court entered a final order, establishing certain procedures and restrictions with respect to the direct or indirect purchase, disposition or other transfer of the Company’s preferred stock and common stock by holders of its preferred stock and certain substantial holders of its common stock.  The final order requires notices of the holdings of, and proposed transactions by, any person or entity that is or, because of the transaction, would become, a substantial holder of the Company’s common stock or preferred stock, and restricts certain trading in such common stock or preferred stock.  Any prohibited transfer of the Company’s common stock or preferred stock would be null and void and will cause reversal of the noncompliant transaction and such other (or additional) measures as the Bankruptcy Court may deem appropriate.

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

Warrants

The following table provides a summary of warrant activity as of September 30, 2020:

	Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2020	2,754,062	3.83
Forfeited or expired	(174,642)	2.81
Outstanding at September 30, 2020	2,579,420	$4.50

Outstanding warrants of 2,579,420 at September 30, 2020 are scheduled to expire in 2022.  The Company expects that the outstanding warrants will be cancelled for no consideration in the Chapter 11 Cases.

The Company has the following potentially dilutive securities outstanding which were excluded from the diluted loss per share calculations because they were anti-dilutive at September 30, 2020 and 2019:

	September 30,
	2020	2019
Stock Options	3,102,500	4,228,050
Stock Purchase Warrants	2,579,420	2,754,062
Series E Preferred Stock	27,289,052	25,149,169
	32,970,972	32,131,281

NOTE 16 - SHARE BASED AND OTHER COMPENSATION

For the three and nine months ended September 30, 2020 and 2019, the Company's share-based compensation consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
	2020			2019
	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock	Total
Share based compensation expensed	$3	$1,339	$1,342	$290	$6,043	$6,333
Unrecognized share-based compensation costs	$26	$181	$207	$130	$1,444	$1,574
Weighted average amortization period remaining (in years)	1.3	0.49		1.64	1.27

Restricted Stock

A summary of restricted stock grant activity pursuant to the 2012 Plan and the 2016 Plan for the nine months ended September 30, 2020, is presented below:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2020	1,402,175	$1.26
Granted	4,431,817	$0.22
Vested and issued	(4,682,652)	$0.32
Forfeited or canceled (1)	(918,358)	$0.87
Outstanding at September 30, 2020	232,982	$1.94
(1)	Forfeitures are accounted for as and when incurred.

Under the Plan, each outstanding share of restricted stock that has been vested and issued will be canceled for no consideration. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern for a description of the terms of the Chapter 11 Cases.

Stock Options

A summary of stock option activity pursuant to the 2016 Plan for the nine months ended September 30, 2020, is presented below:

	Number of Options	Weighted Average Exercise Price	Number of Options Vested/ Exercisable	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2020	3,588,350	$4.05	3,487,792	7.2
Forfeited or canceled (1)	(485,850)	$4.80
Outstanding at September 30, 2020	3,102,500	$3.93	3,075,834	6.1

(1)	Forfeitures are accounted for as and when incurred.

The Company expects that the outstanding stock options will be cancelled for no consideration in the Chapter 11 Cases.

NOTE 17 - SUPPLEMENTAL NON-CASH TRANSACTIONS

The following table presents the supplemental disclosure of cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	($ in thousands)
Non-cash investing and financing activities excluded from the statement of cash flows:
Issued shares of common stock and preferred stock upon extinguishment of debt and modification of Series C and Series D Preferred Stock	$-	$141,787
Deferred revenue realized upon purchase option exercise	-	11,700
Change in capital expenditures for drilling costs in accrued liabilities	(4,564)	1,035
Preferred dividends paid in kind	14,506	11,200
Change in asset retirement obligations	10	43

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES

ARM Sales Agreement

On August 2, 2018, the Company executed a five-year agreement with SCM Crude, LLC, an affiliate of Salt Creek, to secure firm takeaway pipeline capacity and pricing on a long-haul pipeline to the Gulf Coast region commencing July 1, 2019.  On March 11, 2019, the agreement was replaced with a five-year agreement between the Company and ARM, a related company to Salt Creek. The new agreement accelerated the start date to March 2019 and guaranteed firm takeaway capacity on a long-haul pipeline to Corpus Christi, Texas, once completed, at a specified price. The Company received pricing differentials on the crude oil sales contract subject to minimum quantities of crude oil to be delivered, however, due to the May 8, 2020 termination of this agreement with ARM, these minimum quantity commitments no longer existed at September 30, 2020.  A table of the minimum quantities of crude oil under the canceled contract is below:

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

Environmental and Governmental Regulation

As of September 30, 2020, there were no known environmental or regulatory matters which are reasonably expected to result in a material liability to the Company. Many aspects of the oil and natural gas industry are extensively regulated by federal, state, and local governments and regulatory agencies in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and air emissions/pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, land use, taxation, and various other matters. Oil and natural gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. As of September 30, 2020, the Company had not been fined or cited for any violations of governmental regulations that would have a material adverse effect on the financial condition of the Company.

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

ARM Energy Management, LLC, SCM Crude, LLC and Salt Creek Midstream, LLC v. Lilis Energy, Inc., Cause No. 2020-28573 in the 333rd Judicial District Court, Harris County, Texas.  On May 8, 2020, ARM,  SCM Crude, LLC and Salt Creek (together with SCM Crude, LLC, “SCM”) filed suit against the Company asserting a claim by SCM for alleged breach of the Gathering Agreement, a claim by ARM for alleged breach of that certain Firm Sales Contract dated March 11, 2019, by and between the Company and ARM (the “Firm Sales Contract”), and claims for a declaratory judgment that the “Commencement Date” under the Gathering Agreement occurred no later than January 1, 2020, and that Lilis incurred certain obligations related to dedication of certain wells to payment of gathering fees under the Gathering Agreement as of that date, and for specific performance of the Gathering Agreement. On May 6, 2020, the Company terminated the Gathering Agreement in its entirety on the basis that, among other things, SCM failed to timely build and properly equip a crude pipeline gathering system by the date specified in the Gathering Agreement. In connection with the termination of the Gathering Agreement, the Company declared force majeure on May 6, 2020 and suspended deliveries of crude oil under the Firm Sales Contract. The Company also demanded adequate assurances from ARM under the Firm Sales Contract. When ARM failed to post adequate assurances, the Company subsequently terminated the Firm Sales Contract on May 8, 2020.  SCM and ARM argued that, among other things, the Company wrongfully terminated (i) the Gathering Agreement based on the Company’s claim that SCM failed to timely build and properly equip a crude pipeline gathering system and (ii) the firm sales agreement based on the Company’s claim that ARM failed to provide adequate assurance of performance.

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

On May 26, 2020, the court held a hearing on SCM’s request for temporary injunctive relief.  By order dated May 28, 2020, the court denied SCM’s request for temporary injunctive relief, finding that SCM had failed to demonstrate the lack of an adequate remedy at law.  On June 9, 2020, SCM filed a motion to reconsider their application for a temporary injunction.  On June 10, 2020, the Company filed its response to SCM’s motion to reconsider, arguing that reconsideration is not warranted, and that SCM continues to fail to demonstrate that it lacks an adequate remedy at law.  The court set a hearing on SCM’s motion to reconsider for June 22, 2020, which was subsequently rescheduled for June 29, 2020; however, prior to such hearing, the Company removed the case to the bankruptcy court in connection with the filing of the Chapter 11 Cases. The Company has filed two motions for summary judgment, one seeking a declaration that the Gathering Agreement was properly terminated by Lilis and one seeking summary judgment that the Firm Sales Contract was properly terminated by Lilis.  ARM and SCM filed responses to those motions for summary judgment on August 4, 2020. A hearing on the Debtors’ motions for summary judgment occurred on October 5, 2020.  The Bankruptcy Court denied the Company’s motion for summary judgment that the Firm Sales Contract was properly terminated by Lilis; however, the Company plans to continue defending its termination of the Firm Sales Contract.  The Bankruptcy Court has not yet issued a decision on the motion for summary judgment that the Gathering Agreement was properly terminated by Lilis.

Liens

As of the most recent date available, statutory mechanic's and materialman’s liens which remain unpaid in the amount of $13.7 million have been filed against the related assets.

NOTE 20 - SUBSEQUENT EVENTS

On October 12, 2020, the Settlement Parties reached an agreement on the Global Settlement, which resolves various actual and potential disputes between the Settlement Parties. On October 12, 2020, the Debtors filed the Settlement Motion seeking approval of certain aspects of the Global Settlement. On October 22, 2020, the Bankruptcy Court entered an order approving the Settlement Motion. Certain other aspects of the Global Settlement are being implemented through the Plan.

An auction in connection with the Sales Process was held on November 5, 2020, and a hearing before the Bankruptcy Court is scheduled for November 9, 2020, to consider approval of the winning bid(s) from the auction.

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

Our revenue, profitability, and cash flows depend on many factors which are beyond our control, including oil and gas prices, economic, political and regulatory developments, the financial condition of our vendors and customers, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the period ended December 31, 2019. Oil and gas prices historically have been volatile and may fluctuate widely in the future.

Oil prices declined sharply during the first half of 2020, dropping below $21.00 per Bbl in March 2020 and further dropping below negative $37.00 per Bbl in April 2020. This dramatic decline in pricing was primarily in response to the economic effects of the coronavirus (“COVID-19”) pandemic on the demand for oil and natural gas and the increased production by members of the Organization of Petroleum Exporting Countries and other oil-producing nations, including Russia. Oil prices began to partially recover in the latter half of the second quarter from recent historical lows and have remained stable through the third quarter of 2020. Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities. Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result, in impairments of our proved oil and gas properties or undeveloped acreage (such as the impairments discussed below under “Results of Operations”) and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity, ability to finance planned capital expenditures or ability to emerge from bankruptcy (as discussed below under “Recent Developments”).

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

As of September 30, 2020, we had $74.9 million of indebtedness outstanding under our Revolving Credit Facility (as defined below), after giving effect to the roll-up of $15 million into the DIP Facility. Pursuant to the Forbearance Agreement (as defined below), the administrative agent and requisite lenders under our Revolving Credit Agreement agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement as a result of certain specified defaults and events of default, including the Company’s failure to make the borrowing base deficiency on or before June 5, 2020, until June 26, 2020. The Company did not make the payment.

Recent Developments

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

On June 28, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with (i) the lenders  under our Revolving Credit Facility (other than Värde) (each as defined below) (the “Consenting RBL Lenders”) and (ii) certain investment funds and entities affiliated with Värde Partners, Inc. (collectively, “Värde”) which collectively own all of our outstanding preferred stock and a subordinated participation in that certain Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 10, 2018 (as amended, the “Revolving Credit Agreement” and the loan facility, the “Revolving Credit Facility”), by and among Lilis Energy, Inc., as borrower, the other Debtors, as guarantors, BMO Harris Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (“RBL Lenders”), which contemplated (a) a dual-track path in the Chapter 11 Cases whereby the Debtors would simultaneously pursue a plan of reorganization funded, in part, by a $55 million new money equity commitment (the “Värde Equity Investment”) from Värde in its sole discretion while also preparing for a potential process to sell substantially all of the Debtors’ assets in the event a definitive agreement and an executed commitment for the Värde Equity Investment could not be achieved by fifty (50) days after the commencement of the Chapter 11 Cases (the “Sales Process”), (b) a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) and related super-priority senior secured debtor-in-possession credit facility (the “DIP Facility”), (c) the terms of a replacement debtor-in-possession credit agreement and replacement DIP credit facility and (d) the form of an equity commitment letter contemplating the Värde Equity Commitment in Värde’s sole discretion.

On August 17, 2020, the Company announced that Värde had declined to pursue the Värde Equity Investment to sponsor a Chapter 11 plan of reorganization. Immediately thereafter, the Company and the other Debtors began solely pursuing the Sales Process. In connection with Värde’s election to not pursue the Värde Equity Investment, the Debtors, the Consenting RBL Lenders and Värde entered into that certain Mutual Termination of the RSA, dated August 21, 2020 (the “Mutual Termination”). Pursuant to the RSA and the Mutual Termination, certain provisions of the RSA survive the Mutual Termination, including Sections 7.01, 13.05, 15.01 (solely to the extent described by Section 15.01) and 16.22 thereof. In particular, Section 13.05 of the Restructuring Support Agreement provides for certain commitments and obligations related to the Sales Process that will remain in full force and effect notwithstanding the Mutual Termination.

On September 3, 2020 and October 13, 2020, respectively, the Debtors filed a joint liquidating Chapter 11 plan (as amended from time to time, the “Plan”) and a first amended Plan with the Bankruptcy Court in connection with their pursuit of the Sales Process. On October 14, the Bankruptcy Court approved the Debtors’ disclosure statement with respect to the Plan (the “Disclosure Statement”), which authorized the Debtors to commence votes to accept or reject the Plan. On October 16, the Debtors completed such solicitation. On October 16, 2020, the Debtors received an initial round of bids from third parties interested in acquiring substantially all of the Debtors’ assets in connection with the Sales Process.  An auction in connection with the Sales Process was held on November 5, 2020, and a hearing before the Bankruptcy Court is scheduled for November 9, 2020, to consider approval of the winning bid(s) from the auction.

On October 12, 2020, the Settlement Parties reached an agreement on the Global Settlement, which resolves various actual and potential disputes between the Settlement Parties. On October 12, 2020, the Debtors filed the Settlement Motion seeking approval of certain aspects of the Global Settlement. On October 22, 2020, the Bankruptcy Court entered an order approving the Settlement Motion. Certain other aspects of the Global Settlement are being implemented through the Plan.

There can be no assurance that the Debtors will confirm the Plan with the Bankruptcy Court and consummate a sale of substantially all of their assets pursuant to the Sales Process or complete an alternative Chapter 11 plan. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute a business plan are subject to risks and uncertainties associated with bankruptcy.

DIP Facility

Upon the interim approval of the Bankruptcy Court, the Debtors, as borrower and guarantors, the Consenting RBL Lenders (in that capacity, “DIP Lenders”) and the Administrative Agent entered into a the DIP Credit Agreement, under which the DIP Lenders provide the DIP Facility providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million was available upon entry of the interim order, with the remainder available upon entry of the final order, plus (ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans were incurred upon entry of an interim order, and the remaining $13.5 million incurred upon entry of the final order. On June 29, 2020, the Bankruptcy Court entered an order (the “Interim DIP Order”) granting interim approval of the DIP Facility, thereby permitting the Company to incur up to $5.0 million new money loans on an interim basis. The DIP Credit Agreement was entered into on June 30, 2020. On August 21, 2020, the Bankruptcy Court entered an order granting final approval of the DIP Facility, thereby permitting the Company to borrow an additional $10.0 million.  Also on August 21, 2020, the Company used $13.5 million in roll-up term loans under the DIP Facility to refinance $13.5 million of the outstanding loan under the Revolving Credit Facility. As of September 30, 2020, there was $30.0 million outstanding under the DIP Credit Agreement.

In connection with the Debtors’ transition to a sole pursuit of the Sales Process, the Debtors, the Administrative Agent and the DIP Facility Lenders amended the DIP Credit Agreement to extend certain milestones in the DIP Facility as the Debtors pivoted to the Sales Process on August 17, 2020, August 21, 2020, August 28, 2020, September 8, 2020, September 29, 2020 and October 7, 2020. The proceeds of the DIP Facility are being used to pay fees, expenses and other expenditures of the Debtors set forth in rolling budgets prepared as part of the Chapter 11 Cases, which are subject to approval by the DIP Lenders.

Acceleration of Our Existing Debt and Automatic Stay Due to Chapter 11 Filing

As of September 30, 2020, after giving effect to the roll-up of $15 million into the DIP Facility, we had $74.9 million of indebtedness outstanding under our Revolving Credit Agreement including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other RBL Lenders under the Revolving Credit Agreement.

On June 5, 2020, the Debtors, the Administrative Agent and certain lenders entered into a Limited Forbearance Agreement to the Revolving Credit Agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Administrative Agent and the Majority Lenders agreed to refrain from exercising certain of their rights and remedies under the Revolving Credit Agreement and related documents arising solely as a result of the occurrence or continuance of certain specified defaults and events of default under the Revolving Credit Agreement (the “Specified Defaults”) during the Forbearance Period (as defined below). The Specified Defaults include the Company’s failure to make the borrowing base deficiency payment due June 5, 2020, deliver certain financial statements when due, failure to comply with requirements related to the status of trade payables and related liens and failure to maintain the leverage ratio and asset coverage ratio required by the Revolving Credit Agreement as of the fiscal quarter ended September 30, 2020. The “Forbearance Period” commenced on the date of the Forbearance Agreement and expired at 6:00 p.m., Central time, on June 26, 2020.

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

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Revolving Credit Agreement, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt. The Company has classified its outstanding balance under the Revolving Credit Agreement as liabilities subject to compromise on its condensed consolidated balance sheet as of September 30, 2020.  Subject to certain exceptions, under the Bankruptcy Code, the filing of the bankruptcy petitions on the Petition Date automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against the Debtors as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the DIP Facility, which we borrowed on June 30, 2020. On August 21, 2020, we borrowed the additional $10.0 million new money loans under the DIP Facility following receipt of a final order by the Bankruptcy Court approving the DIP Facility and the DIP Credit Agreement. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases.

The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Debtors will confirm the Plan with the Bankruptcy Court and consummate a sale of substantially all of their assets pursuant to the Sales Process or complete an alternative Chapter 11 plan.

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

•

Implemented well optimization program which includes utilizing chemicals, hot oiling, and swabbing; in combination with a proper preventative maintenance program to maximize increases in daily production.

•	Negotiated lower produced water hauling and disposal rates to decrease operating costs.
•

A portion of the Company's employees were placed on furlough in April. As a result of continued restricted liquidity due to economic impacts of COVID-19, the Company laid off its furloughed employees, a 44% reduction in workforce, in June 2020 to further reduce personnel costs of the Company.

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

The substantial decrease and continued suppression in oil prices during 2020 has resulted in a full-cost ceiling impairment of $62.2 million and $94.9 million, during the quarter ended September 30, 2020 and nine months ended September 30, 2020, respectively.

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

Market Conditions and Commodity Pricing

Our financial results depend on many factors, including the price of oil, natural gas and NGLs and our ability to market our production on economically attractive terms. We generate the majority of our revenues from sales of Liquids and, to a lesser extent, sales of natural gas. The price of these products are critical factors to our success and volatility in these prices could impact our results of operations. In addition, our business requires substantial capital to acquire properties and develop our non-producing properties.  The price of oil, natural gas and NGLs have fallen significantly since the beginning of 2020, due in part to the impact of the COVID-19 pandemic, which has significantly decreased worldwide demand for oil and natural gas. This significant decline and any further declines in the price of oil, natural gas and NGLs have reduced and may continue to reduce our revenues resulting in lower cash inflow and impairment on our proved oil and gas properties. Such declines in oil, natural gas, and NGL prices also adversely affect our ability to obtain additional funding on favorable terms.

Results of Operations – For the Three and Nine Months Ended September 30, 2020 and 2019

Sales Volumes and Revenues

The following table sets forth selected revenue and sales volume data for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Variance	%
Net production:
Oil (Bbls)	230,113	188,913	41,200	22%
Natural gas (Mcf)	666,527	716,197	(49,670)	(7)%
NGL (Bbl)	65,061	47,225	17,836	38%
Total (BOE)	406,262	355,501	50,761	14%
Average daily production (BOE/d)	4,416	3,864	552	14%
Average realized sales price:
Oil (Bbl)	$35.86	$54.02	$(18.16)	(34)%
Natural gas (Mcf)	$1.49	$0.97	$0.52	54%
NGL (Bbl)	$11.40	$14.76	$(3.35)	(23)%
Total (BOE)	$24.58	$32.62	$(8.04)	(25)%
Oil, natural gas and NGL revenues (in thousands):
Oil revenue	$8,250	$10,206	$(1,956)	(19)%
Natural gas revenue	995	694	301	43%
NGL revenue	742	697	45	6%
Total revenue	$9,987	$11,597	$(1,610)	(14)%

Realized commodity prices were adversely impacted by COVID-19 which resulted in a decrease of our realized prices for oil and NGL for the quarter, but was partially offset by an increase in our realized price on natural gas, resulting in a decrease of 25% in realized price per BOE for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  Total revenue decreased $1.6 million to $10.0 million for the three months ended September 30, 2020, as compared to $11.6 million for the three months ended September 30, 2019, representing an 14% decrease.  Total sales volumes increased 14% to 406,262 BOE during the three months ended September 30, 2020, compared to 355,501 BOE for the 2019 quarter, an increase of 50,761 BOE. Higher total sales volume for the three months ended September 30, 2020 was primarily the result of the shut-in of certain wells during the three months ended September 30, 2019 for facilities upgrades as well as sales from 3.0 gross (2.5 net) wells placed on production after September 30, 2019.

The following table sets forth selected revenue and sales volume data for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Variance	%
Net production:
Oil (Bbls)	705,875	863,758	(157,883)	(18)%
Natural gas (Mcf)	1,240,047	2,558,714	(1,318,667)	(52)%
NGL (Bbl)	100,072	187,574	(87,502)	(47)%
Total (BOE)	1,012,622	1,477,785	(465,163)	(31)%
Average daily production (BOE/d)	3,696	5,413	(1,717)	(32)%
Average realized sales price:
Oil (Bbl)	$36.72	$51.97	$(15.25)	(29)%
Natural gas (Mcf)	$1.04	$1.00	$0.03	3%
NGL (Bbl)	$11.37	$18.17	$(6.79)	(37)%
Total (BOE)	$27.99	$34.42	$(6.44)	(19)%
Oil, natural gas and NGL revenues (in thousands):
Oil revenue	$25,917	$44,890	$(18,973)	(42)%
Natural gas revenue	1,284	2,570	(1,286)	(50)%
NGL revenue	1,138	3,408	(2,270)	(67)%
Total revenue	$28,339	$50,868	$(22,529)	(44)%

Realized commodity prices were adversely impacted by COVID-19, which resulted in a decrease of our realized prices and was partially offset by recognition of deferred revenue, resulting in a decrease of 19% in realized price per BOE for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Total revenue decreased $22.5 million to $28.3 million for the nine months ended September 30, 2020, as compared to $50.9 million for the nine months ended September 30, 2019, representing a 44% decrease.  Oil revenue for the nine months ended September 30, 2020 includes recognition of $2.2 million of deferred revenue upon the termination of the ARM sales agreement.  Total sales volume decreased 31% to 1,012,622 BOE during the nine months ended September 30, 2020, compared to 1,477,785 BOE for the comparable 2019 period, a decrease of 465,163 BOE. The total sales volume decrease was primarily the result of our gas purchaser's shut down of its system for seven days of the first quarter and the April shut-in of 31 of our wells in response to the sharp decline in commodity prices in March and April 2020. The decrease was partially offset by sales from 3.0 gross (2.5 net) wells placed on production after September 30, 2019.

Operating Expenses

The following table shows a comparison of operating expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change	% Change
Production Costs per BOE:
Production costs	$4.01	$11.94	$(7.93)	(66)%
Gathering, processing and transportation	2.03	2.65	(0.62)	(23)%
Production taxes	1.19	1.53	(0.34)	(22)%
General and administrative	8.31	13.65	(5.34)	(39)%
Depreciation, depletion, amortization and accretion	10.47	15.25	(4.78)	(31)%
Impairment of oil and properties	153.12	46.64	106	228%
Total (BOE)	$179.13	$91.66	$87.47	95%
Operating Expenses:
Production costs	$1,630	$4,243	$(2,613)	(62)%
Gathering, processing and transportation	824	942	(118)	(13)%
Production taxes	482	543	(61)	(11)%
General and administrative	3,375	4,852	(1,477)	(30)%
Depreciation, depletion, amortization and accretion	4,254	5,420	(1,166)	(22)%
Impairment of oil and properties	62,206	16,580	45,626	275%
Total Operating Expenses	$72,771	$16,000	$56,771	355%

Production Costs

Production costs decreased by $2.6 million to $1.6 million for the three months ended September 30, 2020, as a result of cost-cutting measures taken in the current year partially offset by the addition of 3.0 gross (2.5 net) producing wells since September 30, 2019. Our production costs on a per BOE basis decreased by $7.93, or 66%, to $4.01 for the three months ended September 30, 2020, as compared to $11.94 per BOE for the three months ended September 30, 2019.  The decrease in production costs per BOE was primarily the result of cost-cutting measures in the 2020 period as opposed to higher well treatment and workover costs in the 2019 period.

Gathering, Processing and Transportation

Gathering, processing and transportation costs decreased $0.1 million to $0.8 million for the three months ended September 30, 2020, compared to $0.9 million for the 2019 quarter. This cost decrease was primarily the result of lower sales volumes of natural gas. The cost on a per BOE basis decreased from $2.65 for the three months ended September 30, 2019, to $2.03 for the three months ended September 30, 2020. The decrease was primarily attributable to a lower proportion of natural gas and NGLs in the product mix. For the three months ended September 30, 2020, natural gas and NGLs made up only 43% of total BOE sales as compared to 47% of total BOE sales for the 2019 quarter.

General and Administrative Expenses (“G&A”)

G&A decreased by $1.5 million to $3.4 million for the three months ended September 30, 2020, as compared to $4.9 million for the three months ended September 30, 2019.  The decrease of $1.5 million in G&A was primarily attributable to a decrease in personnel costs of $1.2 million, including directors’ fees, a decrease of $0.5 million in professional services and a decrease in share-based compensation of $0.2 million, offset by an increase of $0.9 million in bad debt expense.  All professional fees incurred after the filing of the Chapter 11 Cases and directly related to the bankruptcy, are reported in reorganization items, net in our condensed consolidation statements of operations.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A expense was $4.3 million for the three months ended September 30, 2020, compared to $5.4 million for the three months ended September 30, 2019; resulting in a decrease of $1.2 million. Our DD&A rate decreased by 31% to $10.47 per BOE for the three months ended September 30, 2020 from $15.25 per BOE for the three months ended September 30, 2019.  The rate decrease was primarily the result of lower oil and gas property net book values remaining at September 30, 2020 after the $228.3 million impairment recorded in the last half of 2019 as well as impairment recorded in the second quarter 2020. To a smaller degree, DD&A expense was lower as a result of a 14% decrease in sales volumes for the three months ended September 30, 2020 as compared to the 2019 quarter.

Impairment of Oil and Natural Gas Properties

The Company recorded an impairment of oil and gas properties of $62.2 million for the three months ended September 30, 2020.  The net book value of the Company's oil and gas properties at September 30, 2020 exceeded the ceiling limitation calculated as required under the full cost method of accounting.  The impairment was the result of lower discounted future net cash flows as reported in our September 30, 2020 proved reserves report.  The significant decrease in discounted future net cash flows for September 30, 2020 as compared to the discounted future net cash flows for June 30, 2020 was primarily the result of an approximate 8% decrease in the oil and gas pricing under SEC rules used in the September 30, 2020 report as compared to June 30, 2020, as well as changes to the capital budget in the three months ended September 30, 2020. Proved reserves volumes decreased 49%.

The following table shows a comparison of operating expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Production Costs per BOE:
Production costs	$8.64	$8.71	$(0.07)	-1%
Gathering, processing and transportation	1.50	2.27	(0.77)	(34)%
Production taxes	1.24	1.74	(0.50)	(29)%
General and administrative	15.35	16.18	(0.83)	(5)%
Depreciation, depletion, amortization and accretion	9.87	15.40	(5.53)	(36)%
Impairment of oil and properties	93.72	11.22	82.50	735%
Total (BOE)	$130.32	$55.52	$74.80	135%
Operating Expenses:
Production costs	$8,752	$12,866	$(4,114)	(32)%
Gathering, processing and transportation	1,514	3,355	(1,841)	(55)%
Production taxes	1,259	2,568	(1,309)	(51)%
General and administrative	15,541	23,913	(8,372)	(35)%
Depreciation, depletion, amortization and accretion	9,999	22,762	(12,763)	(56)%
Impairment of oil and properties	94,900	16,580	78,320	472%
Total Operating Expenses	$131,965	$65,464	$66,501	102%

Production Costs

Production costs decreased by $4.1 million to $8.8 million for the nine months ended September 30, 2020, as a result of decreased production as well as cost-cutting measures taken in the current year offset by the addition of 3.0 gross (2.5 net) producing wells since September 30, 2019. Our production costs on a per BOE basis remained flat between the two periods.  Our production costs include fixed and variable costs, so in periods of lower production volumes, our per BOE cost is expected to be higher.  Our production costs per BOE remained consistent as a result of our cost savings measures, partially offset by increased water disposal costs as a result of a suspension of access to water gathering and disposal system in June.

Gathering, Processing and Transportation

Gathering, processing and transportation costs decreased $1.8 million to $1.5 million for the nine months ended September 30, 2020, compared to $3.4 million for the 2019 period. This cost decrease was primarily the result of lower sales volumes of natural gas and NGLs. The cost on a per BOE basis decreased from $2.27 for the nine months ended September 30, 2019, to $1.50 for the nine months ended September 30, 2020. The decrease was primarily attributable to a lower proportion of natural gas and NGLs in the product mix. For the nine months ended September 30, 2020, natural gas and NGLs made up only 30% of total BOE sales as compared to 42% of total BOE sales for the 2019 period.

Production Taxes

Production taxes decreased $1.3 million to $1.3 million for the nine months ended September 30, 2020, compared to $2.6 million for the same period in 2019. The decrease is consistent with the decrease in revenue for the nine months ended September 30, 2020. On a per BOE basis, production taxes decreased $0.50 to $1.24 for the nine months ended September 30, 2020, when compared to $1.74 for the nine months ended September 30, 2019, primarily attributed to lower realized prices and, to a lesser degree, increase in current year oil sales volume, which is taxed at a lower rate than gas sales, as a percentage of total sales volume.

General and Administrative Expenses

G&A decreased by $8.4 million to $15.5 million for the nine months ended September 30, 2020, as compared to $23.9 million for the nine months ended September 30, 2019.  The decrease of $8.4 million in G&A was primarily attributable to a decrease in stock-based compensation of $5.0 million, a decrease in personnel costs of $4.7 million including severance costs and directors’ fees, offset by a $1.0 million increase in bad debt expense and $0.5 million increase in professional services.  All professional fees incurred after the filing of the Chapter 11 Cases and directly related to the bankruptcy, are reported in reorganization items, net in our condensed consolidation statements of operations.

Depreciation, Depletion, Amortization and Accretion

DD&A expense was $10.0 million for the nine months ended September 30, 2020, compared to $22.8 million for the nine months ended September 30, 2019; resulting in a decrease of $12.8 million. Our DD&A rate decreased by 36% to $9.87 per BOE for the nine months ended September 30, 2020 from $15.40 per BOE for the nine months ended September 30, 2019.  The rate decrease was primarily the result of lower oil and gas property net book values remaining at September 30, 2020 after the $228.3 million impairment recorded in the last half of 2019 as well as the impairment recorded in the second quarter of 2020. To a smaller degree, DD&A expense was lower as a result of a 31% decrease in sales volumes for the nine months ended September 30, 2020 as compared to the 2019 period.

Impairment of Oil and Natural Gas Properties

The Company recorded impairment of oil and gas properties of $94.9 million for the nine months ended September 30, 2020.  The net book value of the Company's oil and gas properties at September 30, 2020 exceeded the ceiling limitation calculated as required under the full cost method of accounting.  The impairment was the result of lower discounted future net cash flows as reported in our September 30, 2020 proved reserves report.  The significant decrease in discounted future net cash flows for September 30, 2020 as compared to the discounted future net cash flows for June 30, 2020 was primarily the result of an approximate 8% decrease in the oil and gas pricing under SEC rules used in the September 30, 2020 report as compared to June 30, 2020, as well as changes to the capital budget in the three months ended September 30, 2020. Proved reserves volumes decreased 49%.

Other Income (Expenses)

The following table shows a comparison of other expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Variance	%
	(In Thousands)
Other income (expense):
Loss from early extinguishment of debt	$-	$(1,299)	$1,299	-1
Gain from commodity derivatives, net	$167	$3,943	$(3,776)	(96)%
Interest expenses	(2,178)	(2,186)	8	(0)%
Reorganization items, net	(9,526)	-	(9,526)	(100)%
Other income (expense)	(82)	116	(198)	(171)%
Total other income (expenses)	$(11,619)	$574	$(12,193)	(2,124)%

Gain (Loss) on Early Extinguishment of Debt

During the three months ended September 30, 2019, the Company repurchased certain overriding royalty interests in the acreage previously sold under the ORRI Agreement (as defined in Note 5 - Acquisitions and Divestitures), resulting in a $1.3 million loss on extinguishment of a portion of the financing arrangement.

Gain (Loss) from Commodity Derivatives, net

As a result of the commencement of the Chapter 11 Cases the remaining outstanding derivative contracts were in default and the remaining counterparties terminated all remaining outstanding contracts in July resulting in a realized gain of $0.2 million. During the three months ended September 30, 2019, our net loss from commodity derivatives consisted primarily of net losses of $1.6 million from settled positions and gain of $4.5 million from mark-to-market adjustments on unsettled positions.

Reorganization Items, net

ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our statements of operations.  Reorganization items, net for the three months ended September 30, 2020 is made up of $8.7 million in professional fees and legal services and $0.7 million in contract termination costs.

The following table shows a comparison of other expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Variance	%
	(In Thousands)
Other income (expense):
Loss from early extinguishment of debt	$-	$(1,299)	$1,299	-1
Gain (loss) from commodity derivatives, net	16,299	(3,733)	20,032	(537)%
Change in fair values of financial instruments	3,238	(335)	3,573	(1,067)%
Interest expenses	(7,582)	(8,859)	1,277	(14)%
Reorganization items, net	(11,883)	-	(11,883)	(100)%
Other income (expense)	(4)	31	(35)	(113)%
Total other income (expenses)	$68	$(14,195)	$14,263	(100)%

Gain (Loss) on Early Extinguishment of Debt

During the three months ended September 30, 2019, the Company repurchased certain overriding royalty interests in the acreage previously sold under the ORRI Agreement (as defined in Note 5 - Acquisitions and Divestitures), resulting in a $1.3 million loss on extinguishment of a portion of the financing arrangement.

Gain (Loss) from Commodity Derivatives, net

During the nine months ended September 30, 2020, our gain from commodity derivatives consisted primarily of net gains of $12.7 million from settled positions and $3.6 million from mark-to-market adjustments on unsettled positions. During June and July of 2020 all of our commodity derivative contracts were terminated and liquidated resulting in a gain of $7.9 million. During the nine months ended September 30, 2019, our net loss from commodity derivatives consisted primarily of net losses of $3.2 million from settled positions and $4.5 million from mark-to-market adjustments on unsettled positions.

Change in Fair Value of Financial Instruments

For the nine months ended September 30, 2020, we recognized a gain of $3.2 million on the change in fair value of the embedded derivative associated with the ARM sales agreement as result of the cancelation of agreement on May 8, 2020. As of December 31, 2019, we determined the agreement no longer met the criteria for the “normal purchase normal sales” exception under ASC 815, “Derivatives and Hedging”, as the Company was not meeting the minimum quantities deliverable under the contract and the net settlement criteria being met (see Note 19 - Commitments and Contingencies to our condensed consolidated financial statements). See Note 9 - Derivatives to our condensed consolidated financial statements for information regarding the recognition of the net settlement mechanism as an embedded derivative.

As of September 30, 2019, the change in fair value of financial instruments is attributable to embedded derivatives associated with the conversion feature of the Second Lien Term Loan (as defined in Note 11 - Indebtedness to our condensed consolidated financial statements).  Prior to extinguishment of the Second Lien Term Loan in March 2019, changes in our stock price directly affected the fair value of the embedded derivative.  During the period from January 1, 2019 to March 5, 2019 (the date of extinguishment), we recognized a loss of $0.3 million on the embedded derivative.

Interest Expense

Interest expense for the nine months ended September 30, 2020 was $7.6 million compared to $8.9 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, interest expense included $4.0 million interest expense on principal balances outstanding under the Revolving Credit Agreement, $2.5 million from financing arrangements and $0.9 million for amortization debt issuance costs including $0.5 million to recognize excess deferred issuance costs resulting from the borrowing base reduction under our Revolving Credit Agreement. For the nine months ended September 30, 2019, we incurred interest expense of $8.9 million, which included $4.8 million for interest expense on principal balances outstanding under the Revolving Credit Agreement, $1.6 million for PIK interest and $1.7 million related to amortization of debt discount on our Second Lien Term Loan and $0.6 for amortization of debt issuance costs.

Reorganization Items, net

ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on our statements of operations.  Reorganization items, net for the nine months ended September 30, 2020 is made up of $9.0 million in professional fees and legal services, the write off of unamortized deferred financing costs of $2.0 million, and $0.7 million in contract termination costs.

Going Concern and Liquidity

As of September 30, 2020, we had $74.9 million of indebtedness outstanding under our Revolving Credit Agreement (as defined in Note 11 - Indebtedness to our condensed consolidated financial statements), after giving effect to the roll-up of $15 million into the DIP Facility.

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

On the Petition Date, the Debtors filed voluntary petitions seeking relief under the Bankruptcy Code in the Bankruptcy Court commencing cases for relief under Chapter 11 of the Bankruptcy Code. See Note 2 - Chapter 11 Filing, Liquidity and Going Concern to our condensed consolidated financial statements for a description of the terms of the Chapter 11 Cases, and the Plan and the impact of the Chapter 11 Cases on the outstanding debt under our Revolving Credit Agreement.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the DIP Facility, which we borrowed on June 30, 2020. We borrowed an additional $10.0 million new money loans under the DIP Facility on August 21, 2020, upon receipt of a final order by the Bankruptcy Court approving the DIP Facility and the DIP Credit Agreement. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases.

The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Debtors will confirm the Plan with the Bankruptcy Court and consummate a sale of substantially all of their assets pursuant to the Sales Process or complete an alternative Chapter 11 plan.

Information about our cash flows for the nine months ended September 30, 2020 and 2019, are presented in the following table (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$13,597	$(42,385)
Investing activities	12,845	(38,717)
Financing activities	(10,851)	64,304
Net change in cash and cash equivalents	$15,591	$(16,798)

Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $13.6 million, compared to net cash used in operating activities of $42.4 million for the nine months ended September 30, 2019. The $13.6 million provided by operating activities during the 2020 period was primarily made up the of net loss of $103.6 million, offset by non-cash adjustments to net loss of $103.9 million offset by cash provided by a decrease in working capital of $13.3 million. The working capital decrease resulted from payments received on accounts receivable and an increase in accounts payable and accrued liabilities at September 30, 2020.

Investing Activities

For the nine months ended September 30, 2020, net cash provided by investing activities was $12.8 million, compared to a use of $38.7 million for the same period in 2019. The $12.8 million in cash provided by investing activities during the nine months ended September 30, 2020, was primarily attributable to the following:

•	approximately $24.1 million in proceeds from the sale of approximately 1,185 undeveloped net acres in Lea County, New Mexico; partially offset by
•	cash payments of approximately $11.2 million for capital expenditures on oil and gas properties.

Capital Expenditure Breakdown

During the nine months ended September 30, 2020, capital costs incurred were $8.3 million. Incurred costs include $1.6 million related to increases to Lilis’ working interests for two wells due to non-consent elections that reduced accounts receivable from other working interest partners by that amount.  Total capital costs incurred for the nine months ended September 30, 2020 is as follows (in thousands):

2019 Drilling & Completion Program	$2,796
Facilities & Other Projects	5,480
Total Capital Spending	$8,276

Financing Activities

For the nine months ended September 30, 2020, net cash used in financing activities was $10.9 million compared to cash provided by financing activities of $64.3 million during the same period in 2019. The $10.9 million of net cash used in financing activities included repayments totaling $40.1 million under the Revolving Credit Agreement and $30.0 million in proceeds from the DIP Facility.

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

As a result of the filing of the Chapter 11 Cases, all indebtedness under the Revolving Credit Agreement was automatically accelerated and became due and payable. As of September 31, 2020, the remaining outstanding principal on our Revolving Credit Agreement was $74.9 million, including $25.7 million of such principal held by an affiliate of Värde which was subordinated to the indebtedness of the other bank lenders under the Revolving Credit Agreement.

Debtor-in-Possession Credit Agreement

On June 30, 2020, Lilis Energy, Inc., as borrower, and the other Debtors, as guarantors, entered into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, or the DIP Credit Agreement, among the Debtors, the Non-Affiliate RBL Lenders (also referred to as the DIP Lenders), and the Administrative Agent.  Under the DIP Facility, the DIP Lenders agreed to provide a super-priority senior secured debtor-in-possession credit facility (also referred to as the DIP Facility) providing for an aggregate principal amount of (i) $15.0 million of new money revolving commitments, of which up to $5.0 million became available upon entry of the Interim DIP Order, with the remainder to become available on a final basis, plus (ii) a tranche of roll-up term loans to refinance $15.0 million of the outstanding loans under the Revolving Credit Facility, including $1.5 million pre-petition bridge loans that the Non-Affiliate RBL Lenders advanced to the Company on June 17, 2020, of which $1.5 million of roll-up term loans were incurred upon entry of the Interim DIP Order, with the remaining $13.5 million to be incurred upon entry of a final order. On June 29, 2020, the Bankruptcy Court entered the Interim DIP Order granting interim approval of the DIP Facility, thereby permitting the Debtors to incur up to $5.0 million new money loans on an interim basis. On August 21, 2020, the Bankruptcy Court entered an order granting final approval of the DIP Facility, thereby permitting the Company to borrow an additional $10.0 million. Also on August 21, 2020 the Company used $13.5 million in roll-up term loans under the DIP Facility to refinance $13.5 million of the outstanding loan under the Revolving Credit Facility.

In connection with the Debtors’ transition to a sole pursuit of the Sales Process, the Debtors, the Administrative Agent and the DIP Facility Lenders amended the DIP Credit Agreement to extend certain milestones in the DIP Facility as the Debtors pivoted to the Sales Process. The proceeds of the DIP Facility are being used to pay fees, expenses and other expenditures of the Debtors set forth in rolling budgets prepared as part of the Chapter 11 Cases, which are subject to approval by the DIP Lenders.

Borrowings under the DIP Facility mature on the earliest of (i) November 30, 2020, (ii) the effective date of an approved Chapter 11 plan and (iii) the date on which the Debtors consummate a sale of all or substantially all of their assets pursuant to Section 363 of Chapter 11 of the Bankruptcy Code or otherwise.

The DIP Credit Agreement contains events of default customary for debtor-in-possession financings, including events related to the Chapter 11 proceedings, the occurrence of which could cause the acceleration of the Debtors’ obligation to repay borrowings outstanding under the DIP Facility. The Debtors’ obligations under the DIP Credit Agreement are secured by a security interest in, and lien on, substantially all present and after-acquired property (whether tangible, intangible, real, personal or mixed) of the Debtors, including a super-priority priming lien on the property of the Debtors that secure their obligations under the Revolving Credit Facility.

Related Party Transactions

Certain investment funds and entities affiliated with Värde Partners, Inc. were parties to the RSA. For additional information regarding the RSA, see “Overview - Voluntary Petitions under Chapter 11 of the Bankruptcy Code” above.

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

Under two agreements entered into with affiliates of Värde in 2019 for the sale of an overriding royalty interest to Winkler Lea Royalty L.P.  ("WLR") and a non-operated working interest in newly developed assets to Winkler Lea Working Interest L.P. ("WLWI").  For the three and nine months ended September 30, 2020, WLR’s proportionate share of revenue was $0.2 million and $0.4 million, respectively. WLWI's net revenue (revenue less production costs) for the three and nine months ended September 30, 2020 were $0.5 million and $2.1 million, respectively.  Both are included in interest expense on the Company’s condensed consolidated statements of operations.

Common Stock

Under the Plan each outstanding share of the Company’s common stock will be canceled for no consideration. The Company believes it is unlikely that the holders of shares of its common stock will receive any consideration for their shares under any plan approved by the Bankruptcy Court.

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

Commitments and Contractual Obligations

On August 2, 2018, the Company executed a five-year agreement with SCM Crude, LLC, an affiliate of Salt Creek, to secure firm takeaway pipeline capacity and pricing on a long-haul pipeline to the Gulf Coast region commencing July 1, 2019.  On March 11, 2019, the agreement was replaced with a five-year agreement between the Company and ARM, a related company to Salt Creek. The new agreement accelerated the start date to March 2019 and guarantees firm takeaway capacity on a long-haul pipeline to Corpus Christi, Texas, once completed, at a specified price. The Company received pricing differentials on the crude oil sales contract subject to minimum quantities of crude oil to be delivered, however, due to the May 8, 2020 termination of this agreement with ARM, these minimum quantity commitments no longer existed at September 30, 2020.  A table of the minimum quantities of crude oil under the canceled contract is below:

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

During the nine months ended September 30, 2020, the oil prices we received ranged from a low of $6.08 per barrel to a high of $54.59 per barrel. The NGL prices we received in the period ranged from a low of $0.19 per gallon to a high of $0.46 per gallon. Natural gas prices during the period ranged from a low of $0.13 per MCF to a high of $2.05 per MCF.

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

Until June 2020, we had an active hedging program to mitigate risk regarding our cash flow and to protect returns from our development activity in the event of decreases in the prices received for our production; however, hedging arrangements may expose us to risk of significant financial loss in some circumstances and may limit the benefit we would receive from increases in the prices for oil, natural gas and NGLs.

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

Interest Rate Risk

As of September 30, 2020, after giving effect to the roll-up of $15 million into the DIP Facility, we had $74.9 million outstanding under our Revolving Credit Agreement with an applicable margin that varies from 2.75% to 3.25%. In addition, holders of our shares of Preferred Stock are entitled to receive cumulative preferential dividends, payable and compounded quarterly in arrears at an average annual rate of 9.07% of the Stated Value until maturity.

Currently, we do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production of approximately $5.3 million at September 30, 2020, and through actual and accrued receivables from our joint interest partners of approximately $3.0 million at September 30, 2020. We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 30, 2020, sales to three customers, ARM Energy Management, LLC, Midcon Gathering, and Lucid Energy Delaware, LLC, accounted for approximately, 63%, 30%, and 6% of our revenue, respectively.

Currency Exchange Rate Risk

We do not have any foreign sales and we accept payment for our commodity sales only in U.S. dollars. We are, therefore, not exposed to foreign currency exchange rate risk on these sales.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  Internal control over financial reporting is an integral component of the Company’s disclosure controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation,  our Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2020, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On May 26, 2020, the court held a hearing on SCM’s request for temporary injunctive relief.  By order dated May 28, 2020, the court denied SCM’s request for temporary injunctive relief, finding that SCM had failed to demonstrate the lack of an adequate remedy at law.  On June 9, 2020, SCM filed a motion to reconsider their application for a temporary injunction.  On June 10, 2020, the Company filed its response to SCM’s motion to reconsider, arguing that reconsideration is not warranted, and that SCM continues to fail to demonstrate that it lacks an adequate remedy at law.  The court set a hearing on SCM’s motion to reconsider for June 22, 2020, which was subsequently rescheduled for June 29, 2020; however, prior to such hearing, the Company removed the case to the bankruptcy court in connection with the filing of the Chapter 11 Cases. The Company has filed two motions for summary judgment, one seeking a declaration that the Gathering Agreement was properly terminated by Lilis and one seeking summary judgment that the Firm Sales Contract was properly terminated by Lilis.  ARM and SCM filed responses to those motions for summary judgment on August 4, 2020. A hearing on the Debtors’ motions for summary judgment occurred on October 5, 2020.  The Bankruptcy Court denied the Company's motion for summary judgment that the Firm Sales Contract was properly terminated by Lilis; however, the

Company plans to continue defending its termination of the Firm Sales Contract. The Bankruptcy Court has not yet issued a decision on the motion for summary judgment that the Gathering Agreement was properly terminated by Lilis.

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

For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate the Plan or alternative restructuring transaction, including a sale of all or substantially all of our assets, including pursuant to the Sales Process;
•	our ability to obtain court approval with respect to motions filed in the Chapter 11 Cases from time to time;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to fund and execute our business plan;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; and
•

the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to proceedings under Chapter 7 of the Bankruptcy Code; and the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

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

The Debtors may not be able to effectuate a sale of substantially all of their assets.

The Debtors may not be able to effectuate a sale of substantially all of the Debtors’ assets, including pursuant to the Sales Process, and the Debtors’ ability to effectuate such sale may be materially impaired if the Debtors do not prevail in its adversary proceeding against ARM and SCM, or reach an appropriate settlement on acceptable terms. In addition, there is no assurance that any sales process with respect to the Debtors’ assets, including the Sales Process, will raise funds sufficient to provide meaningful recoveries for holders of claims and interests in the Company and its subsidiaries.

We believe it is highly likely that the shares of our existing common stock will be cancelled in our Chapter 11 Cases.

We have a significant amount of indebtedness and preferred stock that is senior to our existing common stock in our capital structure. As a result, we believe that it is highly likely that the shares of our existing common stock will be canceled in our Chapter 11 Cases and investors will receive limited to no recovery on account of such shares under any plan approved by the Bankruptcy Court, irrespective of whether such plan contemplates terms consistent with or similar to those agreed upon in the Plan.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a Chapter 11 plan. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Chapter 11 Cases instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the proceedings related to the Chapter 11 Cases continue, we will continue to be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The Chapter 11 proceedings may also require us to seek additional debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in the Debtor could become further devalued or become worthless.

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

We may not be able to obtain confirmation of a Chapter 11 Plan.

Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation of a Chapter 11 plan, and requires, among other things, findings by the Bankruptcy Court that:  (a) such plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes; (b) confirmation of such plan is not likely to be followed by a liquidation or a need for further financial reorganization unless such liquidation or reorganization is contemplated by the plan; and (c) the value of distributions to nonaccepting Holders of claims and equity interests within a particular class under such plan will not be less than the value of distributions such Holders would receive if the debtors were liquidated under chapter 7 of the Bankruptcy Code.

There can be no assurance that the requisite acceptances to confirm a Chapter 11 plan, including the Plan, will be received. Even if the requisite acceptances are received, there can be no assurance that the Bankruptcy Court will confirm a plan. The Bankruptcy Court could still decline to confirm a Chapter 11 plan if it finds that any of the statutory requirements for confirmation thereof are not met. If a Chapter 11 plan is not confirmed by the Bankruptcy Court, it is unclear what, if anything, holders of allowed claims would ultimately receive on account of such allowed claims.

If a proposed Chapter 11 Plan is consummated, the Company will likely be liquidated and will not continue as a going concern.

If the Plan is consummated as currently proposed, the Company and its subsidiaries will likely be liquidated and cease to operate as an entity or going concern. We will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, potential revaluing of our assets due to Chapter 11 proceeding changes in consumer demand for, and acceptance of, our oil and gas and increasing expenses. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of this liquidation, stakeholders in the Company and its subsidiaries, including creditors and equity interests security holders, will be limited to recovery of the value of the assets received in the liquidation and such other assets as are provided in the Plan. At the values currently expected to be realized under for assets of the Company and its subsidiaries in the Sales Process, the expected recovery by unsecured creditors and equity security holders of the Company is minimal.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited access to additional financing. The Interim DIP Order entered by the Bankruptcy Court on June 29, 2020 approved the DIP Facility on an interim basis, thereby allowing us to borrow up to $5.0 million under the DIP Facility, and the Bankruptcy Court’s final order allowed us to borrow an additional $10.0 million new money loans under the DIP Facility. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees, costs and other expenses throughout our Chapter 11 Cases. While we currently estimate that the amount of financing available under the DIP Facility is consistent with our liquidity needs, we cannot assure you that such financing in addition to cash on hand and cash flow from operations will be sufficient to fund our ongoing liquidity needs.

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

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to June 28, 2020 or before confirmation of the Chapter 11 plan  (i) would be subject to compromise and/or treatment under the Chapter 11 plan and/or (ii) would be discharged in accordance with the terms of the Chapter 11 plan.

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

Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience a further “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a Chapter 11 plan, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation.

On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking entry of an interim and final order establishing certain notification procedures and trading restrictions on substantial stockholders. On June 29, 2020, the Bankruptcy Court entered an order granting the motion on an interim basis and on August 14, 2020, the Bankruptcy Court entered an order granting the motion on a final basis. Pursuant to the order, the notification procedures and trading restrictions would reduce the likelihood of an ownership change occurring prior to the effective date of a Chapter 11 plan.

Our common stock is quoted on the OTC Pink, and thus may have a limited market and lack of liquidity.

Our common stock is quoted on the OTC Pink, which may have an unfavorable impact on our stock price and liquidity. The OTC Pink Marketplace is a significantly more limited market than the NYSE American. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that there will be an active market for our shares of common stock, either now or in the future, or that stockholders will be able to liquidate their investment.  Additionally, trading in our common stock is highly speculative, especially in light of the limited prospects of recovery for such holders of common stock pursuant to a Chapter 11 plan, and the market price of our common stock has been and may continue to be volatile. Any such volatility may affect the ability to sell our common stock at an advantageous price or at all.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

DIP Credit Agreement

On June 30, 2020, Lilis Energy, Inc., as borrower, and the other Debtors, as guarantors, entered into the DIP Credit Agreement, or the DIP Credit Agreement, among the Debtors, the Non-Affiliate RBL Lenders (also referred to as the DIP Lenders), and the Administrative Agent. For further information about the DIP Credit Agreement and the Bankruptcy Court’s interim and final orders approving the DIP Credit Agreement, please see Note 11 - Indebtedness to our condensed consolidated financial statements.

Notification Procedures and Transfer Restrictions with Respect to the Common and Preferred Stock

On the Petition Date, the Debtors filed a motion (“NOL Motion”) seeking entry of an interim and final order establishing certain procedures and restrictions (“Procedures”) with respect to the direct or indirect purchase, disposition or other transfer of the Company’s (i) common stock (“Common Stock”), (ii) Series C-1 9.75% Participating Preferred Stock (“Series C-1 Preferred Stock”), (iii) Series C-2 9.75% Participating Preferred Stock (“Series C-2 Preferred Stock”), (iv) Series D 8.25% Participating Preferred Stock (“Series D Preferred Stock”), (v) Series E 8.25% Convertible Participating Preferred Stock (“Series E Preferred Stock”), and (vi) Series F 9.00% Participating Preferred Stock (“Series F Preferred Stock”), and seeking related relief, in order to preserve and protect the potential value of the Debtors’ existing and future net operating losses (“NOLs”) and certain other tax attributes of the Debtors (together with the NOLs, “Tax Attributes”). On June 29, 2020, the Bankruptcy Court entered an order granting the NOL Motion on an interim basis and on August 14, 2020, the Bankruptcy entered an order granting the NOL Motion on a final basis. Pursuant to the order, any prohibited transfer of Common Stock, Series C-1 Preferred Stock, Series C-2 Preferred Stock, Series D Preferred Stock, Series E Preferred Stock or Series F Preferred Stock is null and void and will cause reversal of the noncompliant transaction and such other (or additional) measures as the Bankruptcy Court may deem appropriate. The Procedures, among other things, require notices of the holdings of, and proposed transactions by, any person or entity that is or, as a result of the transaction, would become, a Substantial Holder of Common Stock, Series C-1 Preferred Stock, Series C-2 Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, or Series F Preferred Stock.

For purposes of the Procedures, a “Substantial Holder” is any person, entity or, in certain cases, group of persons or entities, with beneficial ownership (as determined under applicable rules under the Internal Revenue Code of 1986, as amended) of, (i) 4,280,509 shares of Common Stock, which represented approximately 4.50% of the issued and outstanding Common Stock as of the Petition Date, (ii) 4,500 shares of Series C-1 Preferred Stock, which represented approximately 4.50% of the issued and outstanding Series C-1 Preferred Stock as of the Petition Date, (iii) 1,125 shares of Series C-2 Preferred Stock, which represented approximately 4.50% of the issued and outstanding Series C-2 Preferred Stock as of the Petition Date, (iv) 1,766 shares of Series D Preferred Stock, which represented approximately 4.50% of the issued and outstanding Series D Preferred Stock as of the Petition Date, (v) 2,700 shares of Series E Preferred Stock, which represented approximately 4.50% of the issued and outstanding Series E Preferred Stock as of the Petition Date, or (vi) 2,475 shares of Series F Preferred Stock, which represented approximately 4.50% of the issued and outstanding Series F Preferred Stock as of the Petition Date.

The NOL Motion and Procedures are available on the docket of the Chapter 11 Cases, which can be accessed via PACER at https://www.pacer.gov. The NOL Motion and Procedures and additional information about the Chapter 11 Cases are also available for free on a website maintained by Stretto, located at https://cases.stretto.com/LilisEnergy or by calling (855) 364-4639 (Toll-Free) or (949) 266-6357 (Local).

Suspension of Trading and Delisting from the NYSE American

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

10.1

First Amendment to Senior Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of August 17, 2020, among Lilis Energy Inc., the guarantors party thereto, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2020).

10.2

Second Amendment to Senior Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of August 21, 2020, among Lilis Energy Inc., the guarantors party thereto, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

10.3

Mutual Termination of the Restructuring Support Agreement dated as of August 21, 2020, among Lilis Energy, Inc., certain of its subsidiaries, the lenders party thereto, and certain funds affiliated with Värde Partners, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

10.4

Third Amendment to Senior Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of August 28, 2020, among Lilis Energy Inc., the guarantors party thereto, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2020).

10.5

Fourth Amendment to Senior Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of September 8, 2020, among Lilis Energy Inc., the guarantors party thereto, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2020).

10.6

Fifth Amendment to Senior Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of September 30, 2020, among Lilis Energy Inc., the guarantors party thereto, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2020).

10.7

Sixth Amendment to Senior Secured Super-Priority Debtor-in-Possession Credit Agreement dated as of October 7, 2020, among Lilis Energy Inc., the guarantors party thereto, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2020).

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

LILIS ENERGY, INC.

Date: November 6, 2020	By:	/s/ Joseph C. Daches
Joseph C. Daches
Chief Executive Officer, President, and Chief Financial Officer (Principal Financial Officer)